Form 10-K
IOMEGA CORP
filed 1995-03-30
CIK 352789

PART I


ITEM 1.   BUSINESS:

     Iomega Corporation ("Iomega" or the "Company") designs, manufactures and markets removable data storage devices, including magnetic disk drives based on Bernoulli Technology (registered trademark) , tape backup drives based on the industry standard QIC (quarter inch tape) format, and Zip (trademark) removable cartridge drives. The Company also markets a removable hard disk cartridge which is compatible with certain drives manufactured by SyQuest Technology, Inc. ("SyQuest") and utilizes rigid media, and Floptical (registered trademark) disk drives. The Company also designs, manufactures and markets subsystems and removable disks and cartridges for use with drives marketed by the Company. The Company was incorporated in Delaware in April 1980.

Products

     Iomega's product lines include Bernoulli disk drives and related removable media disks, Ditto (trademark) QIC tape drives and related tape media, Zip removable cartridge disk drives and media cartridges, Floptical disk drives and related media disks and SyQuest-compatible removable hard disk cartridges. Following is a description of the Company's principal products:

     Bernoulli Products: These 5.25-inch half-height drives are removable storage devices based on the Company's Bernoulli Technology, which allows spinning flexible media to be precisely stabilized next to a read/write head with aerodynamic contours. The Company's Bernoulli drives are designed to combine the high capacity and rapid access generally associated with rigid "Winchester" disk drives with the media removability and expandable storage capacity generally associated with floppy disk drives and tape drives. The Company's Bernoulli drives and the associated disks are sold both in the form of a complete storage subsystem for IBM PC-compatible personal, laptop and notebook computers, Apple Macintosh personal and notebook computers, and SUN and other leading workstation products, and in the form of components for integration into larger systems by original equipment manufacturers (OEMs) or value added resellers (VARs). The Bernoulli drives use advanced Reed-Solomon error correction and come in 230, 150, 90, 44, and 20 megabyte (MB) disk drive capacities. They also come in external, internal and transportable versions.

     During 1994, the majority of the Company's Bernoulli sales came from the Bernoulli 150 drive and media cartridges. The Bernoulli MultiDisk 150 drive began shipping in October 1992 and was Iomega's first drive to use multiple capacity disks - 35, 65, 105 and 150MB. It is also capable of reading and writing to 90MB disks and reading 44MB disks of previous Bernoulli drives. The product has self-cleaning heads, which are designed to improve user convenience during operation. The Company began shipping the Bernoulli 230 drive in September 1994 and expects the Bernoulli 230 to account for a significant portion of 1995 Bernoulli sales. The Bernoulli 230 drive is capable of reading and writing 150 and 90MB disks and reading 44MB disks of previous Bernoulli drives.


_________________________

     Iomega, Bernoulli, and Bernoulli Technology are registered trademarks of, and the Iomega logo, Ditto, Zip, MultiDisk and Tape 250 are trademarks of Iomega Corporation. Floptical is a registered trademark of Insite Peripherals, Inc. All other company and product names mentioned are trademarks of their respective companies.


     Tape Products: The Iomega Tape 250 (now known as Ditto 250) drives were the industry's first commercially available QIC-standard, 1-inch high tape drives. These drives have a capacity of 250MB with data compression and are dual speed (500/1,000 kilobytes per second (Kbps)). Tape products are attached to the standard floppy interface in IBM PC-compatible computers. The parallel port Ditto 250 attaches to the printer parallel port on IBM PC compatible computers. The drives are shipped with application software for both Microsoft DOS and Microsoft Windows. The Company began shipping these products in June 1992. A significant portion of the Company's sales in 1994 were derived from tape products. In March 1995, the Company renamed and expanded its tape family, which is now known as the Ditto family of tape products. In late 1994, the Company began shipping Ditto
     420. In March 1995, the Company announced and began to ship the Ditto 850 and 1700. The Company expects tape products to account for a significant portion of sales in 1995.

     Zip Products:  Iomega started shipping 100MB Zip drives in March 1995.
     Two versions of the drive are currently offered: a parallel port version for use with IBM PC-compatible computers and a SCSI version for use with Apple Macintosh computers or IBM PC-compatible computers which have a SCSI adapter board. 100MB media cartridges are currently offered with a 25MB version planned. Also offered is a line of accessories. Zip is an external drive with a unique industrial design and color. It features a window to allow visibility of the cartridge being used, rubber feet for standing either flat or on its side, indicator lights and a finger slot for easy cartridge insertion. The parallel port version features printer pass through to allow normal operation of a printer which is often attached to the parallel port of the computer. The SCSI version has two connectors to allow it to be used in a daisy chained set-up with other SCSI devices. The drive's performance is such that application programs can be run directly from the Zip drive. The Zip drive comes with software to help users organize and copy their data. Software read/write protect is another feature for users to secure and protect their data.

     Floptical Products: Iomega's Floptical 3.5-inch, 21MB drives are read and write compatible with standard 720 kilobytes (KB) and 1.44MB floppy disk drives. The Company began shipping this product in October 1992. The Company has discontinued the development and manufacture of Floptical disk drives. However, the Company will continue to sell its remaining inventory and retains distribution rights to future generation Floptical drives.

     Subsystems: The Company provides an entire line of subsystems and software drivers for its Bernoulli and tape products. The subsystems are designed to work with multiple computer types, enabling users to move their storage device from machine to machine as their needs change.
     Models are available in single drive, dual drive, PC powered, and internal configurations. Software drivers are supplied to simplify the integration of the drive into the computer system. Drivers are supplied for leading operating systems including DOS 6.x, Microsoft Windows 3.x, Apple's Macintosh System 6.x and 7.x, and IBM's OS/2.

     Media: The Company manufactures removable disks using purchased media and sells them in multiple versions for use with its Bernoulli subsystems and drives. The Company has a five-year limited warranty on the disks used in its 230, 150, 90, 44, and 20MB Bernoulli drives. In addition, the Company provides tape cartridges manufactured for the Company to be used with its Ditto 250, 420, 720 and 1700 drives with a two-year limited warranty. The Company assembles Zip cartridges to be used with its Zip drive with a one-year limited warranty.


     The Company has distribution rights for removable hard disk cartridges manufactured by Nomai, S.A. in France. The cartridges are compatible with certain SyQuest 5.25" drives and utilize rigid media manufactured by IBM. The products come with a five-year limited warranty.

Product Technology and Features

     Magnetic and optical storage drives such as rigid disk drives, tape drives, and floppy disk drives, are used as mass memory devices in computer systems to store and retrieve digital information. These devices are used to access data while the computer is in operation, provide storage backup for other memory devices, store data for archival purposes, and transport data between systems.

     Bernoulli Products: Disk drives store data on media which has either a rigid or flexible substrate coating with a thin layer of magnetic material which permits the recording, erasing and re-recording of data. As the media disk rotates in the disk drive, read/write heads record data on the disk or retrieve stored data from the disk. Flexible disk drives use thin plastic disks (flexible substrate) that are protected by a lightweight envelope and are removable from the drive mechanism. Rigid disk drives, known as fixed, hard or "Winchester" drives, use rigid aluminum disks that are either fixed permanently in the drive mechanism or contained in a removable sealed cartridge.

     The Company's Bernoulli drives differ from both floppy and Winchester disk drives in basic design and technology. The Company has applied Bernoulli principles of fluid mechanics to provide an aerodynamic coupling between the flexible media and recording head. The patented head contour creates a vacuum between the head and media to create a stable and intimate contact at the read/write gap, thus achieving very high linear densities. Because the Bernoulli head/disk interface is aerodynamically "soft", a particle of contamination can flow through the interface without permanent damage to the media or head. Similarly, shock and vibration, which can disable a rigid disk drive, may cause a recoverable error but little or no damage to the media or head in the Company's disk drives.

     Tape Products: Iomega's tape drives and subsystems are primarily designed to back-up and protect against loss of data stored on hard disk drives in IBM PC-compatible computers. The Iomega tape drives have a beltless design which the Company believes improves reliability. Tape drives are believed to be superior to floppy disk drives as backup devices due to the much higher capacity of the minicartridge used in tape drives to distribute, store and transfer software and data. The storage media used by Iomega's tape products is the industry-standard QIC-compatible series minicartridges.

     Zip Products: Iomega's Zip drives are designed for multiple uses: data transport, data back-up and hard drive expansion. The Zip drive utilizes high capacity flexible media and removability technologies developed in the Company's original Bernoulli products. It uses Winchester style nanoslide heads with a special airbearing surface combined with a unique linear voice coil motor. The drive reads and writes both the 3.5" 25MB and 100MB Zip cartridges.

     Floptical Products: Iomega's Floptical drives are based on technology licensed by the Company on a non-exclusive basis from Insite Peripherals, Inc. The Floptical drive utilizes the same read/write technology found in standard 3.5-inch floppy drives and is able to read and write to standard 3.5-inch floppy disks. Floptical disks are similar to standard floppy disks with the addition of an optical pattern on one surface. This pattern may be created either by stamping or by laser etching. The Company has developed a laser etching production process.

     SyQuest Compatible Disks: These removable hard disk cartridges are designed to be compatible with certain 5.25" disk drives marketed by SyQuest Technology, Inc. ("SyQuest"). The removable hard disk cartridges are manufactured for the Company by Nomai, S.A. in France.

New Products and Product Development

     The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other factors, its ability to anticipate such change. Accordingly, the Company continues to seek to improve its current lines of product offerings and to pursue the development of new products. In particular, there are projects underway to develop higher capacity tape products and to develop high capacity, high performance removable storage devices. During 1994, 1993 and 1992, the Company's research and development expenses were $15,438,000, $18,972,000, and $21,959,000, respectively (or 10.9%, 12.9%, and 15.8%, respectively, of sales).

     In October 1994, the Company announced its ZIP product, a 25MB and 100MB removable cartridge disk drive. The product capitalizes on the Company's core technical competencies: high capacity flexible media, heads with unique air bearing surfaces, and removability. The Company has applied for and is in the process of applying for a number of patents and copyrights in connection with the Zip product.

     The ZIP drive is intended for the consumer/mass market. Also, the Company is continuing development of product(s) for the high performance market currently served by its Bernoulli products. A 230MB version of the Bernoulli product family was introduced to the market in September 1994.

     In August 1991, the Company entered into a joint development agreement with AIWA Company, Ltd., Japan (AIWA) to develop a very high capacity 4 millimeter
(MM) Helico-scanning device based on DAT technology. The Company sold its rights to AIWA in July 1994.

     In January 1992, the Company acquired certain assets, including intellectual property, of Springer Technologies, Inc., of Fremont, California. These assets were being used by the Company in the development of proprietary thin film head technology for possible application in future mass storage products. In February 1994, the Company sold this development operation to AIWA Research and Development, Inc., a subsidiary of AIWA. The Company has retained rights to purchase thin film heads from AIWA.

    In April 1990, the Company established a division located in San
Diego, California, to develop magnetic tape drive products. The Company began shipping its Tape 250 products in June 1992 and the Tape 420 in November 1994. In March 1995, the Company renamed its tape product line Ditto and introduced the Ditto 850 and Ditto 1700 which the Company began shipping in March 1995.

    In January 1989, the Company entered into a technology licensing agreement with Insite Peripherals, Inc. ("Insite") for rights to use Insite's Floptical data recording technology. Under the licensing agreement, the Company has the nonexclusive option to manufacture and sell Floptical products developed by Insite and to participate in the development, manufacture, and sale of new products based on Floptical technology. The Company began shipping a 21MB laser Floptical drive in October 1992. In March 1994, the Company discontinued the development and manufacturing of Floptical disk drives, but retains the rights to manufacture and distribute in the future.

     The Company expects to continue to invest in the development of new drives and disks as well as the expansion of its family of products to include other technologies. Such product expansion may be accomplished through internal development, the acquisition of businesses or technologies, or the use of other companies' products in subsystems. The Company also expects to invest in cost reduction efforts for the manufacture of its existing products in 1995.

Marketing

     The Company markets and sells storage subsystems, system components and media through several distribution channels.

     The Company sells its products primarily through distributors and OEMs located throughout the United States, Canada, South America, the Far East and Europe. Domestically, the Company's distributors sell storage subsystems to dealers, national retail chains, superstores, mail order companies, value added resellers (VARs), and franchisees for resale to end users, and sell the Company's drives to OEMs. OEMs and VARs incorporate the Company's drives and drive subsystems into systems and microcomputers designed for a wide range of applications. In addition, the Company is increasing its sales presence in the retail channels to sell its new Zip and Ditto product lines. These retail channels include computer superstores, mail order catalogs, office supply superstores, consumer electronics superstores, and specialty computer stores who sell directly to end users.

     The Company's Federal Systems Group addresses Federal government requirements through sales to Federal systems integrators and Federal resellers.

     The Company sells its products outside of North America primarily through international distributors, which accounted for approximately 37% of the total Company's sales in 1994. The Company has increased its sales efforts in the European market in the past several years. Sales are accomplished primarily through sales offices located in Germany, Belgium, Spain, Norway, the United Kingdom, Italy, and France. The Company began invoicing in foreign currencies in January 1992.

     The Company has contracts with certain of its customers which, in the event of a price decrease, allow those customers, subject to certain limitations, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers.

     As of December 31, 1994, the Company's sales, marketing and service organization consisted of 147 salespersons, sales support and service personnel worldwide.

Manufacturing

     Bernoulli Products: The Company manufactures its Bernoulli drives by assembling various components, subcomponents and prefabricated parts manufactured by it or outside vendors. The Company manufactures its disk drive mechanism and the media cartridge used with its products. In manufacturing its disks, the Company processes flexible media obtained from outside vendors by placing a magnetic pattern on the media for head positioning and then inserting the media into a protective shell, which is manufactured by a vendor to the Company's specifications. The Company's Bernoulli drives and subsystems are currently manufactured as standard products with standard configurations.

     Tape Products: The Company manufactures its tape drives by assembling various components, subcomponents and prefabricated parts manufactured by the Company or outside suppliers. The Company tests these products to meet applicable industry standards. The Company packages its tape drives for sale to both end users and OEMs.

     Zip Products: The drive has been designed to be easily manufactured. The Company manufactures its Zip drives and cartridges by assembling various components, subcomponents and prefabricated assemblies manufactured for it by outside suppliers. The Company uses its servowriting technology to place a magnetic pattern on the flexible media to allow the drive to accurately find and follow the "tracks" which are used to magnetically store the customer's data.

     The Company depends on the continued and reliable supply of integrated circuits, media and other components and certain manufacturing equipment from several key vendors. The Company currently purchases media, read/write positioning assemblies, read/write heads, certain custom integrated circuits, actuator subassemblies, motors and certain other mechanical devices and assemblies from single manufacturers. The read/write positioning assemblies used in the Company's Bernoulli drives are purchased from SKF Textilmaschinen-Komponenten GmbH pursuant to a supply agreement which expires on September 30, 1997. The Company purchases other material from single source suppliers on a purchase order basis. Any failure or delay by its vendors to supply required items could have an adverse material effect on the Company's business.

     The Company has not experienced disruptions in its supply of critical components, other than disruptions in the ordinary course of business that have not had a material effect on the Company's business or operations.

Competition

     The data storage industry is highly competitive. The Company competes with a number of companies that have financial, manufacturing and marketing resources greater than those of the Company and may also compete with licensees of the Company's products.

     Bernoulli Products: The Company's Bernoulli drives compete with other data storage devices that are available to personal computer users, primarily Winchester drives (including fixed, removable drive, removable disk and card-mounted versions), and 3.5" and 5.25" Magneto-Optical (MO) products. The Company's drives compete in the end user market with internal and external storage subsystems, primarily with subsystems based on removable Winchester drives and disks and 3.5" Magneto-Optical products. The Company's Bernoulli products compete in the market with a full range of storage products, including Winchester drives, removable Winchester drives, and high performance tape drives.

     Tape Products: The Company's Ditto tape drives compete with other QIC and DC2000-type products (which includes QIC and Irwin) in the entry level tape back-up market. The Company believes that this is a growing segment of the market due to the greater need for backups resulting from increased Winchester drive capacities. The data transfer rate for this class of tape drives is relatively slow and since tapes do not provide random access their usage is normally restricted to back-up applications. The Company sees the tape and Bernoulli markets as complementary markets with price and performance segmentation between these product families.

     The Company competes in the end user market with several internal and external tape products, including parallel port interface products. DC2000-type products currently offer capacities up to 1.7GB with compression. The tape market is considered a commodity market and, therefore, is very price competitive.

     ZIP Products: The Company's newly introduced ZIP products have many of the same competitors as its Bernoulli products and tape products. In addition, there are emerging technologies that are considered as competitive with the ZIP products. These emerging technologies include MD-Data, high capacity Floptical, and several recordable CD-ROM technologies.

     Floptical Products: The Company's Floptical drives compete with standard and high density floppy disk drives. The Company's Floptical drives also compete with floptical drives manufactured by Insite.

     SyQuest Compatible Disks: The removable hard disk cartridges directly compete with SyQuest's own removable cartridges and cartridges from other companies. The product is dependent on the drive manufacturer's success in developing an installed base in the market.

     Because the market in which the Company competes may be defined in a variety of different ways, both broadly (e.g., data storage) and narrowly (e.g., removable disk drive storage devices for personal computers), the Company believes that any attempt to identify the companies that it considers to be dominant in its industry would be both difficult and possibly misleading. However, the Company does believe that it faced more direct competition from removable storage devices for personal computers in 1994 than in any previous year and the Company expects that direct competition to continue and possibly increase in 1995. In the tape market, there are two major competitors -- Conner Periphials, Inc. and Colorado Memory Systems, a division of Hewlett Packard Company.

     The Company believes that most purchasers of its products distinguish among competitive products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size and removability) and security of data.

     An additional competitive consideration, particularly in the OEM market, is the size (form factor) of the drive. Winchester and floppy drives are available in 8-inch, 5.25-inch, 3.5-inch, 2.5-inch and 1.8-inch form factors. The most common form factor for Winchester drives is 3.5-inches. The Company currently offers 5.25-inch Bernoulli drives, 3.5-inch Tape, 3.5-inch Floptical drives, and external 3.5-inch ZIP drives.

     The data storage industry is characterized by rapid technological development. The introduction by a competitor of products with superior performance or substantially lower prices would adversely affect the Company's business.

Patents

     The Company owns 38 United States and 17 foreign patents, and has filed 39 U.S. and 3 foreign patents pending. Although the Company believes that its patents and patent applications have significant value, the Company also relies on copyrights and trade secrets to protect its technology. In addition, rapidly changing industry technology makes the Company's future success dependent primarily upon the technical competence and creative skill of its personnel.
The Company has licensed from Insite certain rights relating to the Company's Floptical drives and related media. The Company also believes that it will be necessary or desirable for it to obtain licenses in connection with one or more of its future products, and believes, based on industry practice, that such licenses should be generally obtainable.

     The Company does not believe that the manufacture or sale of its current products infringes any patents or other intellectual property rights or requires any license from others.

Principal Customers

     During the year ended December 31, 1994, sales to Ingram Micro D, Inc., a major distributor, accounted for 11% of sales.


Backlog

     Purchasers of the Company's products do not generally provide the Company with long-term delivery schedules. Accordingly, backlog is generally not material to an understanding of the Company's business, and the Company's backlog at any time is not generally indicative of future levels of sales.

Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

     Compliance with federal, state and local environmental protection laws had no material effect on the Company in 1994 and is not expected to have a material effect in 1995.

Employees

     As of December 31, 1994, the Company employed 886 persons (749 full-time and 137 part-time), including 94 in research and development, 560 in manufacturing, 110 in sales, marketing and service, 70 in general management and administration, and 52 in the European operations. During 1994, the Company completed restructuring actions which resulted in the elimination of approximately 200 positions from all levels of the organization.

Foreign Sales

     Prior to July 1992, the Company's sales to foreign customers were primarily export sales. In July 1992, the Company's German subsidiary began to ship and invoice the majority of the Company's European sales. The Company still exports to areas outside of Europe. Export sales (excluding European sales subsequent to July 1992) for the years ended December 31, 1994, 1993 and 1992 were $6,133,000, $7,534,000, and $21,041,000, respectively. Export sales represented 4% of total sales in 1994, 5% in 1993, and 15% in 1992. Foreign sales of the German subsidiary represented another 33% of total sales in 1994, 23% in 1993, and 10% in 1992. For the details of geographic regions, see "Note 10, Operations By Geographic Region", to the Company's audited financial statements for the year ended December 31, 1994. Sales to foreign customers were primarily to customers located in Europe. The Company began billing in foreign currencies in January 1992, therefore increasing its exposure to changes in exchange rates. However, the Company is hedging its cash flows by utilizing forward exchange contracts.

ITEM 2.   PROPERTIES:

     The Company leases the facilities described in the following table:
                 Size     Expiration
Location      (sq. ft.)   of Lease        Principal Use
Roy, UT         24,000   May 1996       Administrative/Training
Roy, UT         24,000   November 1995  Manufacturing
Roy, UT         76,000   November 1997  Manufacturing
Roy, UT         27,000   November 1995  Administrative/Marketing
Roy, UT         14,000   November 1995  Administrative/Infor. Systems
Roy, UT         36,000   May 1996       Research and Development
San Diego, CA   11,000   July 2002      Research and Development

     The Company also has rented a 20,000 square foot facility in Freiburg, Germany for use as its European headquarters.

     In addition, the Company leases a total of approximately 10,000 square feet for small sales offices, typically on a short-term basis, in Pleasanton, California; Dedham, Massachusetts; Dallas, Texas; Atlanta, Georgia; Vienna, Virginia; Costa Mesa, California; Hoffman Estate, Illinois; Toronto, Canada; Brussels, Belgium; Middlesex, Great Britain; Oslo, Norway; Milano, Italy; Madrid, Spain; and Cretail, France.


ITEM 3.   LEGAL PROCEEDINGS:

     There are no legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE COMPANY

     Kim B. Edwards, 47, joined the Company as President and Chief Executive Officer on January 1, 1994. Mr. Edwards served as President and Chief Executive Officer of Gates Energy Products, Inc., a manufacturer of rechargeable batteries and the successor of General Electric Battery Division, from March 1993 to December 1993, and previously served in various other executive positions after joining Gates Energy Products, Inc. in January 1987.

     Leonard C. Purkis, 46, joined the Company as Senior Vice President and Chief Financial Officer on March 1, 1995. Mr. Purkis joined Iomega following 12 years at General Electric Co., where his most recent assignment was as Senior Vice President of Finance at GE Capital Fleet Services. He also held positions in the Financial Services, Lighting and Plastics businesses, with assignments in Europe and the U.S.

     Srini Nageshwar, 53, was promoted to Senior Vice President - European Operations in April 1991. Mr. Nageshwar joined the Company in January 1991 as Vice President - European Operations. Prior to joining the Company, Mr. Nageshwar was Executive Vice President for Marketing, Sales and Operations of OAZ Communications, a network fax server company, from February 1990 to December 1990. Prior to that, he was President and Chief Operating Officer of Cumulus Corporation, a memory peripherals manufacturing company, from January 1989 to February 1990. Prior to that, Mr. Nageshwar spent 24 years in marketing and general management positions with Hewlett-Packard Company, most recently as Value-Added Business Manager.

     Anton J. Radman, Jr., 42, is Senior Vice President - Sales and Marketing. Previously, he served as Senior Vice President - Corporate Development and Floptical Product Line Manager from January 1993 to June 1993. He also served as Senior Vice President - Corporate Development from December 1989 to January 1993. Mr. Radman was also President of the Bernoulli Optical Systems Co. (BOSCO) subsidiary of Iomega from April 1990 to January 1993. Mr. Radman joined the Company in April 1980 and his previous positions with the Company have included Vice President - Research and Development, Vice President - OEM Products and Sales Manager, and Senior Vice President - Micro Bernoulli Division from April 1988 until December 1989.

     Leon J. Staciokas, 67, is Senior Vice President and Chief Internal Operations Officer. Mr. Staciokas joined the Company in August 1987 as Senior Vice President - Operations. He served as acting Chief Executive Officer of the Company from October 1993 until January 1994.

     John G. Thompson, 54, was promoted to Vice President - Corporate Manufacturing in January 1993. Prior to that, Mr. Thompson was Vice President -Materials, Procurement and Engineering Services from March 1988 to January 1992. Mr. Thompson was Vice President/Controller of the Company from January 1988 until March 1988.

     Donald R. Sterling, 58, was promoted to Vice President, Corporate Counsel and Secretary in April 1994. Prior to that, he was Vice President for Legal Affairs and Secretary from August 1993 to March 1994. Mr. Sterling joined the Company in September 1988.

     Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.



                                  PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS:

     The information required by this item is found in the section entitled "Securities" of the Company's 1994 Annual Report, which section is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA:

     The information required by this item is found in the tables entitled "Trends in Operations" and "Financial Conditions and Trends" of the Company's 1994 Annual Report, which tables are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The information required by this item is found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1994 Annual Report, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The information required by this item is contained in the section entitled "Financial and Operating Highlights" of the Company's 1994 Annual Report, which section is incorporated herein by reference, and in the financial statements and schedules referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item appears in the section entitled "ELECTION OF DIRECTORS - Nominees" of the Company's Proxy Statement for its 1995 annual meeting of stockholders and the section of such Proxy Statement entitled "ELECTION OF DIRECTORS - Board and Committee Meetings", which sections are incorporated herein by reference. Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item appears in the sections entitled "ELECTION OF DIRECTORS -- Director's Compensation", "ELECTION OF DIRECTORS -- Executive Compensation", "ELECTION OF DIRECTORS -- Employment and Severance Agreements" and "ELECTION OF DIRECTORS -- Certain Business Relationships" of the Company's Proxy Statement for its 1995 annual meeting of stockholders, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is contained in the section entitled "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for its 1995 annual meeting of stockholders, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is contained in the sections entitled "ELECTION OF DIRECTORS -- Employment and Severance Agreements" and "ELECTION
OF DIRECTORS -- Certain Business Relationships" of the Company's Proxy
Statement for its 1995 annual meeting of stockholders, which sections are incorporated herein by reference.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

          1. The financial statements listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

          2. The financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

          3. The exhibits listed in the Exhibit Index filed as a part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1994.




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IOMEGA CORPORATION


                                     By:     Kim B. Edwards
                                             Chief Executive Officer

                                             Date:     March 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                 Title                           Date
---------------      ---------------------------     -----
                     Chief Executive Officer and
Kim B. Edwards       Director (Principal executive
                     officer)

                     Senior Vice President-Finance,
Leonard C. Purkis    Chief Financial Officer and
                     Treasurer (Principal financial
                     and accounting officer)

David J. Dunn        Chairman of Board of Directors   March 29, 1995


Willem H.J. Andersen Director


Robert P. Berkowitz  Director


Anthony L. Craig     Director


Michael J. Kucha     Director


John R. Myers        Director


John E. Nolan        Director


The Honorable        Director
John E. Sheehan




        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                       FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statements appear in the Company's 1994 Annual Report to Stockholders and are incorporated herein by reference:

     Description
    -------------
Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 1994 and 1993

Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements


     The following schedules are included in this Annual Report on Form 10-K:


Description
------------

Report of Independent Public Accountants on Consolidated
Financial Statement Schedules

II  - Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


To Iomega Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Iomega Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 25, 1995

                  IOMEGA CORPORATION AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                              Balance at   charged to               Balance
                              beginning    costs and                at end
Description                   of period    expenses    Deductions   of period

                                       (In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year ended December 31, 1994  $1,547        $  323    $  (243)*    $ 1,627

  Year ended December 31, 1993  $  901        $  792    $  (146)*    $ 1,547

  Year ended December 31, 1992  $  933        $   17    $   (49)*    $   901


PRICE PROTECTION AND PROMOTION RESERVE:

  Year ended December 31, 1994  $   67        $1,143    $(1,041)**   $   169

  Year ended December 31, 1993  $   73        $2,403    $(2,409)**   $    67

  Year ended December 31, 1992  $   58        $  639    $  (624)**   $    73


ACCRUED RESTRUCTURING COSTS:

  Year ended December 31, 1994  $6,818       $  875     $(7,693)     $     -

  Year ended December 31, 1993  $    0       $8,080     $(1,262)     $ 6,818


OTHER RESTRUCTURING RESERVES:

  Year ended December 31, 1994  $4,649       $2,063     $(6,712)     $     -

  Year ended December 31, 1993  $    0       $4,649     $     -      $ 4,649


*    Represents write-offs of Accounts Receivable

**   Credits granted against Accounts Receivable

                                                              EXHIBIT 23.1

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



        As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 2-87671, 33-13083, 33-20432, 33-23822, 33-41083, and
33-54438.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 1995

                            EXHIBIT INDEX


        The following exhibits are filed as part of this Annual Report on
Form   10-K:

 Exhibit
 Number           Description
-------------     -----------------------
   3.1    (1)     Restated Certificate of Incorporation of the Company, as
                  amended

   3.2    (1)     By-Laws of the Company, as amended

   4.1    (1)     Article Fourth of Restated Certificate of Incorporation of
                  the Company and Certificate of Designation of Series A and
                  Series B Convertible Preferred Stock (included in
                  Exhibit 3.1)

  10.1   (11)     Lease dated January 6, 1993 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 1

  10.2    (2)     Lease dated June 21, 1991 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 2

  10.3    (3)     Lease dated November 9, 1992 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 3

  10.4    (3)     Lease dated November 9, 1992 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 4

  10.5    (4)     Lease Agreement dated October 29, 1984 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  (formerly with Western Mortgage Loan Corporation)
                  (including an Amendment thereto dated January 30, 1986)
                  relating to Iomega Park Building (Parking Lot) No. 5

  10.6   (11)     Lease dated January 6, 1993 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 6

  10.7    (2)     Lease dated June 21, 1991 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 7

  10.7(a)         Amendment to Lease dated May 20, 1994 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 7

  10.8    (3)     Lease dated November 9, 1992 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited Partnership
                  relating to Iomega Park Building No. 8

  10.9   (11)     Aircraft Lease Agreement, dated April 8, 1993, between the
                  Company and Beehawk Aviation, Inc.

**10.10   (2)     1981 Stock Option Plan of the Company, as amended

**10.11   (2)     1987 Stock Option Plan of the Company, as amended

**10.12   (2)     1987 Director Option Plan of the Company, as amended

  10.13   (12)    1994 Iomega Incentive Plan

  10.13(a)(12)    1994 Iomega Incentive Plan for Tony Radman

  10.13(b)(12)    1994 Iomega Incentive Plan for Leon Staciokas

  10.13(c)(12)    1994 Iomega Incentive Plan for Don Sterling

  10.13(d)(12)    1994 Iomega Incentive Plan for Srini Nageshwar

  10.13(e)(12)    1994 Iomega Incentive Plan for John Thompson

**10.14   (2)     Employment Letter dated March 23, 1990 between the Company and Farouk Al-Nasser

**10.15   (2)     Employment Letter dated January 11, 1991 between the
                  Company and Srini Nageshwar

**10.16           Employment Letter dated November 29, 1993 between the
                  Company and Kim Edwards

**10.17   (3)     Expatriate Agreement dated January 1, 1992 between the
                  Company and Srini Nageshwar

  10.18   (6)     Agreement of Leasing dated as of December 26, 1984 between the Company and Lease Financing Corporation

 *10.19   (3)     Agreement dated April 24, 1987 between the Company and SKF
                  Textilmaschinen-Komponenten GmbH

 *10.19(a)(2)     Third Modification dated October 17, 1991 to the Agreement between the Company and SKF Textilmaschinen-Komponenten GmbH

 *10.19(b)(11)    Fourth Modification dated February 2, 1994 to the Agreement between the Company and SKF Textilmaschinen-Komponenten GmbH

  10.20   (3)     Form of Indemnification Agreement between the Company and
                  each of its directors

  10.21   (7)     Rights Agreement dated as of July 28, 1989 between the
                  Company and The First National Bank of Boston, as Rights Agent

  10.21(a)(8)     Amendment No. 1 dated September 24, 1990 to Rights
                  Agreement dated as of July 28, 1989 between the Company
                  and The First National Bank of Boston

**10.22           Indemnity Agreement, dated April 21, 1994, between the
                  Company and Srini Nageshwar

**10.23   (10)    Settlement Agreement, dated October 1, 1993, between the
                  Company and Phillip Krumb

**10.24   (11)    Settlement Agreement, dated January 17, 1994, between the
                  Company and Farouk Al-Nasser

**10.25   (11)    Secured Installment Promissory Note, dated September 17,
                  1993, between the Company and Fred Wenninger

**10.26 Secured Installment Promissory Note, dated January 6, 1995, between the Company and Phillip P. Krumb

**10.27   (11)    Letter Agreement, dated April 13, 1993, between the Company and Farouk Al-Nasser

**10.28   (11)    Letter Agreement, dated April 13, 1993, between the Company and Anton J. Radman, Jr.

  13.1 Portions of the Company's 1994 Annual Report (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)

  21.1    (11)    Subsidiaries of the Company

  23.1            Consent of Independent Public Accountants (appears on page
                  17 of this Annual Report on Form 10-K)

  27              Financial Data Schedule


* Confidential treatment previously granted as to certain portions.

** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended July 4, 1993.

(2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991.

(3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1992.

(4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1990.

(5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1989.

(6) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1
                  (File No. 2-96209).

(7) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K filed on August 12, 1989.

(8) Incorporated herein by reference to the exhibits to the Company's Amendment No. 1 to Current Report on Form 8-K filed on September 25, 1990.

(9) Incorporated herein by reference to the exhibits to the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992.

(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended October 3, 1993.

(11) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993.

(12) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 1994.