Form 10-Q
period 1995-04-02
IOMEGA CORP
filed 1995-05-16
CIK 352789

IOMEGA CORPORATION

                            TABLE OF CONTENTS




  Page


PART I -  FINANCIAL INFORMATION

          Condensed consolidated balance sheets at
               April 2, 1995 and December 31, 1994 . . . . . .    2

          Condensed consolidated statements of operations
               for the three months ended April 2, 1995
               and April 3, 1994 . . . . . . . . . . . . . . .    4

          Condensed consolidated statements of cash flows
               for the three months ended April 2, 1995
               and April 3, 1994 . . . . . . .  . . . . . . . .   5

          Notes to condensed consolidated financial statements .  6

          Management's discussion and analysis of financial
               condition and results of operations . . . . . .   10

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .   13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . .   14

          EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . .   15

                             IOMEGA CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                          April 2,   December 31,
                                            1995        1994
                                          ---------  ------------
                                                (unaudited)
                                              (In thousands)

CURRENT ASSETS:
   Cash and cash equivalents                $ 11,663      $16,861
   Temporary investments                       4,032        2,932
   Trade receivables (net)                    22,377       18,892
   Inventories                                20,114       17,318
   Income taxes receivable                     1,706        1,682
   Deferred income taxes (net)                   463          477
   Other current assets                        3,711        2,395
                                             --------  ----------
     Total current assets                     64,066       60,557

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost 62,034       59,193
   Less - accum. depreciation and amort.     (44,710)     (43,917)
                                             --------  -----------
   Net equipment and leasehold improvements   17,324       15,276

DEFERRED INCOME TAXES (NET)                      381            -
                                             -------- -----------
                                            $ 81,771      $75,833
                                             ======== ===========

              The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                             IOMEGA CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                         April 2,   December 31,
                                           1995        1994
                                         --------   -----------
                                               (unaudited)
                                              (In thousands)

CURRENT LIABILITIES:
   Accounts payable                         $ 12,972    $  7,228
   Other accrued liabilities                  19,334      18,511
                                            ---------   --------
     Total current liabilities                32,306      25,739

SERIES A CONVERTIBLE PREFERRED STOCK,
   Authorized 1,200,000 shares,
   outstanding 258,713 and 258,816
   shares at April 2, 1995 and
   December 31, 1994, respectively
   (Mandatory Redemption Price $5.00
   per share)                                  1,045       1,031

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     authorized 3,300,000 shares,
     none issued                                   -           -
   Series C junior participating
     preferred stock, authorized 250,000
     shares, none issued                           -           -
   Common stock, $.03333 par value;
     authorized 30,000,000 shares,
     18,808,601 and 18,519,749 shares
     outstanding at April 2, 1995 and
     December 31, 1994, respectively             627         617
   Additional paid-in capital                 48,808      48,258
   Note receivable from shareholder             (283)       (597)
   Retained earnings (deficit)                  (732)        785
                                            ---------   ---------
       Total shareholders' equity             48,420      49,063
                                            --------   ---------
                                            $ 81,771    $ 75,833
                                            ========    ========

               The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                             IOMEGA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                                       For the Three Months Ended
                                          April 2,     April 3,
                                           1995          1994
                                        ----------    ---------

                                           (In thousands except)
                                               per share data)
SALES                                       $ 40,112      $34,506

COST OF SALES                                 28,395       23,906
                                            ---------   ---------
   Gross Margin                               11,717       10,600

OPERATING EXPENSES:
   Selling, general and administrative         9,349        9,726
   Research and development                    4,126        3,694
                                            ---------   ---------
     Total operating expenses                 13,475       13,420
                                            ---------   ---------
OPERATING LOSS                               (1,758)      (2,820)

   Foreign currency loss                     (1,044)         351
   Interest and other income and expense      1,024         (222)
                                            ---------   ---------
LOSS BEFORE INCOME TAXES                     (1,778)      (2,691)

   Benefit (provision) for income taxes         280       (2,700)
                                            ---------  ----------
NET LOSS                                   $ (1,498)     $(5,391)
                                            ========== ==========

NET LOSS PER COMMON SHARE                  $  (0.08)     $ (0.29)
                                            ==========  =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (1994 includes effects of 5-for-4
  stock split (see Note 2))                   18,767      18,484
                                            ========== ==========

               The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             IOMEGA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              For the Three Months Ended
                                                  April 2,      April 3,
                                                    1995         1994
                                                 ---------     ---------
                                                      (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                        $ (1,498)    $ (5,391)
   Non-cash Revenue and Expense Adjustments:
     Depreciation and amortization expense            1,843        1,604
     Deferred income tax (benefit) provision           (367)       2,700
     Other                                              432           58
   Changes in Assets and Liabilities:
     Trade receivables (net)                         (3,485)       3,837
     Inventories                                     (2,796)       1,357
     Income taxes receivable                            (24)         182
     Other current assets                            (1,316)        (184)
     Accounts payable                                 5,744       (2,285)
     Accrued liabilities                                804          (53)
                                                   ---------    ---------
     Net cash provided from (used in)
       operating activities                            (663)       1,825
                                                   ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
     improvements                                    (4,302)      (1,151)
   Purchase of temporary investments                 (2,090)           -
   Sale of temporary investments                        990            -
   Net increase in other assets                           -          (45)
   Proceeds from sale of research and development
     assets                                               -        2,000
                                                   ---------     ---------
     Net cash provided from (used in)
       investing activities                          (5,402)         804
                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of Common Stock                  217           38
   Tax benefit from early dispositions of
     employee stock                                      53            -
   Proceeds from note receivable from shareholder       597            -
                                                    --------     --------
     Net cash provided from financing activities        867           38
                                                    --------     ---------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (5,198)       2,667

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     16,861       18,804
                                                    ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 11,663     $ 21,471
                                                   =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

   Net payable associated with revaluation of
     forward exchange contracts                   $ (1,182)     $  (156)
                                                  ==========   ==========
   Sale of common stock for a note                $    283      $     -
                                                  ==========   ==========

               The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        IOMEGA CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of April 2, 1995 and December 31, 1994, the results of operations for the three-month periods ended April 2, 1995 and April 3, 1994, and cash flows for the three-month periods ended April 2, 1995 and April 3, 1994.

     The results of operations for the three-month period ended April 2, 1995 are not necessarily indicative of the results for the entire year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into Iomega Corporation's latest Annual Report on Form 10-K.

     Principles of Consolidation -- The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

     Revenue Recognition -- Revenue is recognized when units are shipped to customers. However, revenue recognition is deferred on shipments to distributors whose inventory is in excess of normal distributor inventory requirements. The Company's general policy is not to accept returns of product except for those products under warranty or for which the customer has a right of return agreement. The deferral of sales in excess of normal distributor inventory requirements associated with right of return agreements totaled $1,296,000 and $1,947,000 at April 2, 1995 and December 31, 1994, respectively, and is recorded in deferred revenue as a component of other accrued liabilities.

     Foreign Currency Translation -- For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations is the U.S. dollar. Therefore, translation gains and losses are included in the determination of income as a component of interest and other income and expense.

     Cash Equivalents and Temporary Investments -- The Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Instruments with maturities in excess of three months are classified as temporary investments. At April 2, 1995 and December 31, 1994, all temporary investments had maturities less than six months. Accordingly, the Company classifies all cash equivalents and temporary investments as held to maturity. Cash equivalents and temporary investments consist primarily of commercial paper, banker's acceptances, investments in money market mutual funds and certificates of deposit and are recorded at cost which approximates market value.

     The Company's policy is to invest in high quality commercial paper of reputable companies rated at A2P2 or above. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

     Inventories -- Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                   April 2,       December 31,
                                     1995            1994
                                   ---------      -----------
                                         (In thousands)
          Raw materials             $ 10,370        $  7,524
          Work-in-process              4,943           4,839
          Finished goods               4,801           4,955
                                    ---------      -----------
                                    $ 20,114        $ 17,318
                                    =========      ===========

     Reclassifications -- Certain reclassifications were made to the 1994 condensed consolidated financial statements to conform with the 1995 presentation.

     Net Income (Loss) Per Common Share -- Net income (loss) per common share is based on the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the respective periods. Common stock equivalent shares consist primarily of stock options and convertible preferred stock that have a dilutive effect when applying the treasury stock method. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to weighted average shares outstanding. The outstanding shares and earnings per share have been restated for all periods presented to reflect the impact of the Stock Split described in
     Note 2.

(2)  STOCK SPLIT

     On October 27, 1994 the Company's Board of Directors declared a 5-for-4 stock split which was effected in the form of a 25% common stock dividend and paid on November 23, 1994 to stockholders of record at the close of business on November 9, 1994 ("Stock Split"). The Company paid cash in lieu of issuing fractional shares.

     The transaction has been accounted for as a stock split. Of the shares of Common Stock distributed by the Company in connection with the Stock Split, approximately 3,017,000 were treasury shares and the remainder were authorized but unissued shares. The cost of the treasury shares and authorized but unissued shares was recorded as a reduction in paid-in capital. All earnings per share and outstanding shares have been retroactively restated in the 1994 financial statements.

(3)  INCOME TAXES

     The components of and the changes in the net deferred tax assets and liabilities for the three month period ended April 2, 1995 are as follows (in thousands):

                                                    Deferred
                                     December 31,   (Expense)   April 2,
                                         1994        Benefit      1995
                                     ------------   ----------  --------
    Deferred tax assets:
      Bad debt reserves              $   482        $  (120)    $   362
      Inventory reserves                 940           (500)        440
      Fixed asset reserves                36             (9)         27
      Accrued expense reserves         4,596            520       5,116
      Unrealized foreign currency          -            306         306
      Inventory unicap adjustment        160            (59)        101
      Foreign net operating loss
        carryover                      1,493           (177)      1,316
      Research credit carryover        5,365           (597)      4,768
      Intercompany profit in inventory    95            (27)         68
      Other                             (216)           112        (104)
                                      ----------    ----------   -------
     Total deferred tax assets        12,951           (551)     12,400

     Valuation allowance             (12,333)           777     (11,556)
                                     -----------    ----------  --------
     Deferred tax asset net of
       valuation allowance               618            226         844

     Deferred tax liabilities:
       Accelerated depreciation         (141)           141           -
                                      -----------    ----------  --------
     Net deferred tax asset          $   477        $   367     $   844
                                      ===========    ==========  ========

     Cash paid for income taxes was $23,000 for the first three months of 1995 and $21,000 for the corresponding period in 1994.


(4)  OTHER MATTERS

     Significant Customers -- During the fiscal quarter ended April 2, 1995, no single customer accounted for 10% or more of consolidated sales. During the fiscal quarter ended April 3, 1994, sales to Ingram Micro D, Inc. accounted for 12% of the Company's sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

     Notes Receivable from Related Parties -- In September 1993, the Company loaned an executive officer approximately $679,000 on a full recourse basis as part of the officer's severance package; a portion of the loan was used by the executive to exercise stock options. This amount of the loan is included in note receivable from shareholder in the accompanying consolidated financial statements. The loan was paid in full with accrued interest during the first quarter of 1995.

     In January 1995, the Company loaned another executive officer approximately $283,000 as part of the officer's severance package. A portion of the loan was used by the executive to exercise stock options. The amount of the loan is included in note receivable from shareholder in the accompanying consolidated financial statements. The Company received a note from the officer which bears interest at an annual rate of 7.75% and is payable in full on or before January 1996. The note is with full recourse and is collateralized by the stock purchased.

(5)  FINANCIAL INSTRUMENTS

     Cash and Temporary Investments -- The carrying amount approximates fair value because of the short maturity of those instruments.

     Series A Convertible Preferred Stock -- To the best of the Company's knowledge, there is no active market for the preferred stock. The stock has a mandatory redemption price of $5.00 per share due in 1997. The Company accrues the liability for the redemption utilizing an interest rate method based on the remaining number of shares outstanding and number of years until redemption. As a result, the Company believes that the carrying value is the best estimate of market.

     Forward Exchange Contracts -- The Company's foreign subsidiaries sell products in several foreign currencies. In order to hedge its estimated cash flow (revenues less expenses) which is remitted to the parent company, the Company has entered into forward exchange contracts to sell foreign currencies. The contracts mature at February 1996.

     The outstanding forward exchange sales contracts at April 2, 1995 are as follows:

               Deutsche Marks         14,720,000 DM
               Great Britain Pound     2,620,000 GBP
               French Franc           27,200,000 FRF
               Spanish Pesta         361,500,000 ESB
               Italian Lira        4,000,000,000 ITL

     The forward contracts are marked to market by obtaining forward rates from financial institutions. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. The Company's risk in these transactions includes the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                          IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND AN  ALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 27, 1994, the Company's Board of Directors declared a 5-for-4 stock split effected in the form of a 25% common stock dividend paid on November 23, 1994 to stockholders of record at the close of business on November 9, 1994 (the "Stock Split"). The following discussion gives retroactive effect to the Stock Split for all periods presented.

As was forecasted, the Company recorded an operating loss in the first quarter of 1995 due primarily to manufacturing start-up costs associated with the Zip drive and increased spending to launch and develop new Ditto tape products. The Company recorded a net loss of $1.5 million, or $0.08 per share, for the first quarter of 1995 compared to a net loss of $5.4 million, or $0.29 per share, for the first quarter of 1994. Included in the 1994 first quarter results was a $2.7 million tax provision related to a reduction in net deferred tax assets.

RESULTS OF OPERATIONS

Sales for the three-month period ended April 2, 1995 increased by $5.6 million, or 16%, when compared to the corresponding period of 1994. The increase was primarily a result of higher Ditto tape product revenues both domestically and internationally. To a much lesser extent, sales revenues benefitted from the introduction of the new Zip product line which began shipping at the end of the first quarter. These increases were partially offset by the anticipated decline in Bernoulli sales revenue. International sales, primarily to European customers, accounted for 42.6% of sales for the first quarter of 1995 compared to 32.8% for the corresponding period in 1994. For the remainder of the year, management expects increases in sales of Ditto and Zip products, as well as planned new products, compared to the first quarter of 1995 and expects sales of Bernoulli products to decline throughout the year compared to the prior year and first quarter. Although the Company has received positive initial reaction to its Zip product line from the marketplace, the Company is unable to predict future sales levels. Initial orders for Zip products have been encouraging and the Company is monitoring sell through of Zip drives to determine future plant capacity needs. There can be no assurance that future sales will materialize as expected.

The Company's gross margin percentage for the first quarter of 1995 was 29.2% compared to 30.7% for the same period in 1994. The lower margins were a result of manufacturing start-up costs associated with Zip products, as well as a higher mix of lower margin Ditto products and the anticipated decline in Bernoulli sales. Management expects gross margin percentage of its Zip product line to improve as volumes increase and manufacturing processes are improved. Management expects Ditto and Zip sales as a percentage of total sales to increase during the remainder of 1995, which would result in lower overall margins in the remainder of 1995 when compared to the first quarter. Management also expects significant additional manufacturing start-up costs in the second quarter of 1995 in conjunction with the Zip products and other new products planned for 1995.

Selling, general and administrative expenses represented 23.3% of sales for the three-month period ended April 2, 1995, compared to 28.2% for the corresponding period in 1994. These expenses decreased by 3.9% in the first quarter compared to the corresponding period of 1994. The decreased expenses were due to restructuring actions implemented during 1993 and 1994. These reductions offset increased spending in advertising to launch the Zip products. Management expects expenditures in sales and marketing to increase in future quarters as advertising expenses are incurred to enhance the awareness of current products and to launch future products. It is currently anticipated that increased spending associated with product introductions will continue throughout the year. General and administrative expenses are expected to increase slightly during the remainder of the year as compared to the first quarter of 1995.

Research and development expenses represented 10.3% of sales for the first quarter of 1995, compared to 10.7% in the corresponding period of 1994. Research and development expenses increased by 11.7% in the first quarter of 1995 compared to the same period of 1994. These increases were primarily a result of expenditures related to the development of the Zip and Ditto products. Management expects research and development expenditures in absolute dollars to increase as the result of adding technical resources for future product development.

During the first quarter of 1995, the Company recorded a net foreign currency loss of $1.0 million as a result of the U.S. dollar weakening against European currencies. The foreign currency loss was offset by interest income, royalties and other income.

With regards to the foreign currency loss, since the dollar was at a postwar low against the deutsche mark, the Company bought more than its customary three months of forward exchange contracts with the intent of hedging the Company's cash position in Europe through the end of the year. However, the dollar continued to decline resulting in a $1.5 million negative impact on earnings relating to these contracts. This was partially offset by a translation gain on the European working capital of $.5 million, which resulted in a net foreign currency loss of $1.0 million in the first quarter. It is difficult to predict the future of exchange rate movements or whether the volatility in the foreign exchange markets experienced in the first quarter will continue throughout
1995. The impact on operations of a volatile foreign exchange market will diminish as cash from Europe is used to pay down the foreign exchange contracts entered into by the Company during the remainder of 1995.

In the first quarter of 1994, the Company recorded a $2.7 million tax provision relating to an increase in valuation allowance against deferred tax assets due to uncertainties and changing business conditions.

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 1995, the Company had cash and temporary investments of $15.7 million, working capital of $31.8 million, and a ratio of current assets to current liabilities of 2.0 to 1. When compared to December 31, 1994, cash and temporary investments decreased by $4.1 million. This decrease was primarily a result of capital expenditures to support new products.

Accounts receivable increased by $3.5 million at April 2, 1995 compared to December 31, 1994 primarily as a result of higher sales at the end of the first quarter versus the end of the fourth quarter of 1994. Inventories increased by $2.8 million at April 2, 1995 compared to December 31, 1994 due to the inventory buildup for the introduction of new products. The increases in receivables and inventories were offset by increases in payables and other accrued liabilities of $6.6 million.

The Company expects to use significant amounts of cash over the next several months to purchase tooling and manufacturing equipment for Zip and other new products and advertising and promotional expenses to launch the new products and increase awareness of existing products. The Company is currently negotiating with lending institutions to arrange additional funding which will be required beyond that generated by operations to satisfy the Company's cash needs for continuing its growth and expansion of product lines. The Company may also consider other funding sources. However, the timing of fund requirements will depend on the success of the new Zip product line and other products under development, as well as on the actual levels of expenditures incurred by the Company for capital equipment and working capital required to support new products.

PART II  -     OTHER INFORMATION

                           IOMEGA CORPORATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              IOMEGA CORPORATION

                                                    (Registrant)


                                           /s/ Kim B. Edwards
Dated:  May 15, 1995                           Kim B. Edwards
                                            President and Chief Executive
                                            Officer





                                           /s/ Leonard C. Purkis
Dated:  May 15, 1995                           Leonard C. Purkis
                                          Senior Vice President, Finance,
                                          Chief Financial Officer and
                                          Treasurer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description
- ------------   ---------------------
   10.31       Iomega Incentive Plan.

   10.32       Consulting Agreement with John Myers