Form 10-Q
period 1995-07-02
IOMEGA CORP
filed 1995-08-16
CIK 352789

IOMEGA CORPORATION

                            TABLE OF CONTENTS



                                                            Page


PART I -  FINANCIAL INFORMATION

          Condensed consolidated balance sheets at
               July 2, 1995 and December 31, 1994. . . .     2

          Condensed consolidated statements of operations
               for the three months ended July 2, 1995
               and July 3, 1994. . . . . . . . . . . . .     4

          Condensed consolidated statements of operations
               for the six months ended July 2, 1995
               and July 3, 1994. . . . . . . . . . . . .     5

          Condensed consolidated statements of cash flows
               for the six months ended July 2, 1995
               and July 3, 1994. . . . . . . . . . . . .     6

          Notes to condensed consolidated financial statements . . . .    7

          Management's discussion and analysis of financial
               condition and results of operations . . .    10

PART II - OTHER INFORMATION. . . . . . . . . . . . . . .    13

          SIGNATURES . . . . . . . . . . . . . . . . . .    14

          EXHIBIT INDEX. . . . . . . . . . . . . . . . .    15

                             IOMEGA CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                            July 2,   December 31,
                                             1995        1994
                                           --------   -----------
                                          (unaudited)
                                                (In thousands)

CURRENT ASSETS:
   Cash and cash equivalents                 $ 9,496      $ 16,861
   Temporary investments                           -         2,932
   Trade receivables (net)                    29,336        18,892
   Inventories                                29,307        17,318
   Income taxes receivable                       917         1,682
   Deferred income taxes (net)                   724           477
   Other current assets                        2,972         2,395
                                             -------      --------
     Total current assets                     72,752        60,557

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost 69,622        59,193
   Less - accumulated depreciation
      and amortization                       (45,428)      (43,917)
                                             --------     ---------
   Net equipment and leasehold improvements   24,194        15,276

DEFERRED INCOME TAXES (NET)                      445             -
                                            --------     ---------
                                            $ 97,391      $ 75,833
                                            ========     =========


               The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                             IOMEGA CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                            July 2,   December 31,
                                             1995        1994
                                          ---------   ------------
                                         (unaudited)
                                                (In thousands)

CURRENT LIABILITIES:
   Accounts payable                         $ 29,306    $  7,228
   Other accrued liabilities                  18,900      18,511
                                            --------    --------
     Total current liabilities                48,206      25,739

SERIES A CONVERTIBLE PREFERRED STOCK,
   Authorized 1,200,000 shares, 258,816
   outstanding shares at December 31,
   1994, none outstanding at July 2, 1995
   (See Note 6)                                    -       1,031

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     3,300,000 shares, none issued                 -           -
   Series C junior participating preferred
     stock, authorized 250,000 shares,
     none issued                                   -           -
   Common stock, $.03 1/3 par value; authorized
     30,000,000 shares, 19,255,065 and 18,519,749
     shares outstanding at July 2, 1995 and
     December 31, 1994, respectively             643         617
   Additional paid-in capital                 51,237      48,258
   Note receivable from shareholder                -        (597)
   Retained earnings (deficit)                (2,695)        785
                                             --------     -------
       Total shareholders' equity             49,185      49,063
                                            ---------   ---------
                                            $ 97,391    $ 75,833
                                            =========   =========


               The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                             IOMEGA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                                          For the Three Months Ended
                                            July 2,      July 3,
                                             1995         1994
                                           ---------    ---------

                                           (In thousands except
                                               per share data)

SALES                                       $ 52,594      $ 32,867

COST OF SALES                                 40,907        20,851
                                            --------       -------
   Gross Margin                               11,687        12,016

OPERATING EXPENSES:
   Selling, general and administrative        10,162         8,898
   Research and development                    3,976         3,613
                                            ---------      -------
     Total operating expenses                 14,138        12,511
                                            ---------      -------
OPERATING LOSS                                (2,451)         (495)

   Interest and other income and expense         (55)          257
                                            ----------     -------
LOSS BEFORE INCOME TAXES                      (2,506)         (238)

   Benefit for income taxes                      559             -
                                            ---------     ---------
NET LOSS                                    $ (1,947)     $   (238)
                                            =========     =========
NET LOSS PER COMMON SHARE                   $  (0.10)     $ (0.01)
                                            =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (1994 includes effects of 5-for-4
  stock split (see Note 2))                   19,006       18,516
                                            =========     ========



               The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                             IOMEGA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                                           For the Six Months Ended
                                            July 2,      July 3,
                                             1995         1994
                                           ---------    --------

                                           (In thousands except
                                               per share data)

SALES                                       $ 92,706      $ 67,373

COST OF SALES                                 69,302        44,757
                                            --------      --------
   Gross Margin                               23,404        22,616

OPERATING EXPENSES:
   Selling, general and administrative        19,511        18,624
   Research and development                    8,102         7,307
                                            --------      --------
     Total operating expenses                 27,613        25,931
                                            --------      --------
OPERATING LOSS                                (4,209)       (3,315)

   Foreign currency (loss) gain               (1,233)          135
   Interest and other income and expense       1,158           251
                                            --------      ---------
LOSS BEFORE INCOME TAXES                      (4,284)       (2,929)

   Benefit (provision) for income taxes          839        (2,700)
                                            ---------    ----------
NET LOSS                                    $ (3,445)     $ (5,629)
                                            =========    ==========
NET LOSS PER COMMON SHARE                   $  (0.18)     $  (0.30)
                                            =========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (1994 includes effects of 5-for-4
  stock split (see Note 2))                   18,886        18,500
                                            =========    ==========



               The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                             IOMEGA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            For the Six Months Ended
                                             July 2,      July 3,
                                              1995         1994

                                            ---------    ---------
                                                (In thousands)
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                  $ (3,445)    $ (5,629)
   Non-cash Revenue and Expense Adjustments:
     Depreciation and amortization expense      3,804        3,523
     Deferred income tax (benefit) provision     (692)       2,700
     Other                                        490         (169)
   Changes in Assets and Liabilities:
     Trade receivables (net)                  (10,444)       4,974
     Inventories                              (11,988)         777
     Income taxes receivable                      768          448
     Other current assets                        (858)         295
     Accounts payable                          22,078       (2,057)
     Accrued liabilities                          540         (237)
                                             ---------     --------
     Net cash provided from operating
       activities                                 253        4,625
                                             ---------     --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
       improvements                           (13,105)      (2,254)
   Purchase of temporary investments           (2,090)           -
   Sale of temporary investments                5,022            -
   Net increase in other assets                    (2)          (5)
   Proceeds from sale of research and
       development assets                           -        2,000
                                             --------     ---------
     Net cash used in investing activities    (10,175)        (259)
                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of Common Stock          1,497           71
   Tax benefit from early dispositions of
     employee stock                               210            -
   Purchase of Common Stock                         -         (305)
   Conversion of Series A Convertible Stock       (30)           -
   Proceeds from notes receivable from
     shareholders                                 880            -
                                              ---------     --------
     Net cash provided from (used in)
     financing activities                       2,557         (234)
                                              ---------     --------
NET INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                                  (7,365)       4,132

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                    16,861       18,804
                                              ---------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  9,496     $ 22,936
                                             ==========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

   Net payable associated with revaluation of
     forward exchange contracts              $ (1,151)    $   (48)
                                             =========    =========

   Sale of common stock for a note           $    283     $     -
                                             ========     =========

   Conversion of Series A Preferred Stock to
     Common Stock                            $  1,205     $      -
                                             ========     =========

               The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                           IOMEGA CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of July 2, 1995 and December 31, 1994, the results of operations for the three-and six-month periods ended July 2, 1995 and July 3, 1994, and cash flows for the six-month periods ended July 2, 1995 and July 3, 1994.

     The results of operations for the six-month period ended July 2, 1995 are not necessarily indicative of the results for the entire year.

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

     Revenue Recognition -- Revenue is recognized when units are shipped to customers. However, revenue recognition is deferred on shipments to distributors whose inventory is in excess of normal distributor inventory requirements. The Company's general policy is not to accept returns of product except for those products under warranty or for which the customer has a right of return agreement. The deferral of sales in excess of normal distributor inventory requirements associated with right of return agreements totaled $1,523,000 and $1,947,000 at July 2, 1995 and December 31, 1994, respectively, and is recorded in deferred revenue as a component of other accrued liabilities.

     Foreign Currency Translation -- For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations is the U.S. dollar. Therefore, translation gains and losses are included in the determination of income as a component of interest and other income and expense.

     Cash Equivalents and Temporary Investments -- The Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Instruments with maturities in excess of three months are classified as temporary investments. At December 31, 1994, all temporary investments had maturities less than six months. Accordingly, the Company classifies all cash equivalents and temporary investments as held to maturity. Cash equivalents and temporary investments consist primarily of commercial paper, banker's acceptances, investments in money market mutual funds and certificates of deposit and are recorded at cost which approximates market value.

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

     Inventories -- Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                 July 2,          December 31,
                                  1995                1994
                                 --------         ------------
                                       (In thousands)

          Raw materials          $ 18,402            $  7,524
          Work-in-process           6,443               4,839
          Finished goods            4,462               4,955
                                 ---------          ----------
                                 $ 29,307            $ 17,318
                                 =========          ==========

     Reclassifications -- Certain reclassifications were made to the 1994 condensed consolidated financial statements to conform with the 1995 presentation.

     Net Income (Loss) Per Common Share -- Net income (loss) per common share is based on the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the respective periods. Common stock equivalent shares consist primarily of stock options and convertible preferred stock that have a dilutive effect when applying the treasury stock method. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to weighted average shares outstanding. The outstanding shares and earnings per share have been restated for all 1994 periods presented to reflect the impact of the Stock Split described in
     Note 2.

(2)  STOCK SPLIT

     On October 27, 1994 the Company's Board of Directors declared a 5-for-4 stock split which was effected in the form of a 25% common stock dividend paid on November 23, 1994 to stockholders of record at the close of business on November 9, 1994 ("Stock Split"). The Company paid cash in lieu of issuing fractional shares.

     The transaction was accounted for as a stock split. Of the shares of Common Stock distributed by the Company in connection with the Stock Split, approximately 3,017,000 were treasury shares and the remainder were authorized but unissued shares. The cost of the treasury shares and authorized but unissued shares was recorded as a reduction in paid-in capital. All earnings per share and outstanding shares have been retroactively restated in the 1994 financial statements.


(3)  INCOME TAXES

     The components of and the changes in the net deferred tax assets and liabilities for the six month period ended July 2, 1995 are as follows (in thousands):


                                               Deferred
                                December 31,   (Expense)     July 2,
                                    1994        Benefit       1995
                                -----------   ----------   ----------
     Deferred tax assets:
       Bad debt reserves           $   482      $   (36)       $  446
       Inventory reserves              940         (286)          654
       Fixed asset reserves             36          (10)           26
       Accrued expense reserves      4,596          451         5,047
       Unrealized foreign currency       -          293           293
       Inventory unicap adjustment     160          (12)          148
       Accelerated depreciation          -          145           145
       Foreign net operating loss
         carryover                   1,493         (341)        1,152
       Research credit carryover     5,365         (176)        5,189
       Intercompany profit in
         inventory                      95          (32)           63
       Other                          (216)           2          (214)
                                  ---------      --------    ---------
     Total deferred tax assets      12,951           (2)       12,949

     Valuation allowance           (12,333)          553      (11,780)
                                   --------       -------    ---------
     Deferred tax asset net of
       valuation allowance             618           551        1,169

     Deferred tax liabilities:
       Accelerated depreciation       (141)          141            -
                                   ---------      ---------   --------
     Net deferred tax asset        $   477       $   692      $ 1,169
                                   =========     =========    ========

     Cash paid for income taxes was $41,000 for the first six months of 1995 and $63,000 for the corresponding period in 1994. A tax refund of $1,332,000 was received during the first half of 1995.

(4)  OTHER MATTERS

     Significant Customers -- During the fiscal quarter and six-month periods ended July 2, 1995, a single customer accounted for 14% and 10%, respectively, of consolidated sales. During the fiscal quarter and six-month periods ended July 3, 1994, sales to another single customer accounted for 10% and 11%, respectively, of the Company's sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

     Notes Receivable from Related Parties -- In September 1993, the Company loaned an executive officer approximately $679,000 on a full recourse basis as part of the officer's severance package; a portion of the loan was used by the executive to exercise stock options. This loan is included in note receivable from shareholder in the accompanying consolidated financial statements. The loan was paid in full with accrued interest during the first quarter of 1995.

     In January 1995, the Company loaned an executive officer approximately $283,000 as part of the officer's severance package. A portion of the loan was used by the executive to exercise stock options. The loan was paid in full with accrued interest during the second quarter of 1995.

     Forward Exchange Contracts -- The Company's foreign subsidiaries sell products in several foreign currencies. In order to hedge the estimated cash flow (revenues less expenses) which is remitted to the parent company, the Company has entered into forward exchange contracts to sell foreign currencies. The contracts mature at February 1996.

     The outstanding forward exchange sales contracts at July 2, 1995 are as follows:

               Deutsche Marks         14,220,000 DM
               Great Britain Pound     1,660,000 GBP
               French Franc           20,300,000 FRF
               Spanish Pesta         272,500,000 ESB
               Italian Lira        3,150,000,000 ITL

     The forward contracts are marked to market by obtaining forward rates from financial institutions. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. The Company's risk in these transactions includes the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.


(6)  CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK

     Effective June 16, 1995, the Company exercised its right to require the conversion of all outstanding Series A Convertible Preferred Stock ("Series A") into the Company's Common Stock pursuant to the original conversion terms. Upon conversion, 106,200 shares of Common Stock were issued to the Series A shareholders. Any fractional shares were paid cash in lieu of stock.

     Common shares issued on conversion of the Series A shares were recorded at the net carrying value of Series A shares, plus accrued dividends.

(7)  SUBSEQUENT EVENT

     On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells Fargo Bank, N.A. permitting revolving loans, term loans and letters of credit up to an aggregate of $60 million. The agreement is effective through June 30, 1996. The total of revolving loans and letters of credit will be limited to 80 percent of eligible accounts receivable with an aggregate sub-limit of $10 million for letters of credit. Equipment-based term loans will also be limited to $10 million in the aggregate. Although the maximum amount available at any given time will vary, the Company estimates that approximately $18 to $22 million is presently available to the Company under the facility.

                             IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 27, 1994, the Company's Board of Directors declared a 5-for-4 stock split effected in the form of a 25% common stock dividend paid on November 23, 1994 to stockholders of record at the close of business on November 9, 1994 (the "Stock Split"). The following discussion gives retroactive effect to the Stock Split for all 1994 periods presented.

As was anticipated, the Company recorded operating losses in the three- and six-month periods ended July 2, 1995 due primarily to manufacturing start-up costs associated with the Zip drive, a higher mix of lower margin products and increased spending to launch and develop new Ditto tape products and the new Jaz drive. The Company recorded a net loss of $1.9 million, or $0.10 per share, for the second quarter of 1995 compared to a net loss of $.2 million, or $0.01 per share, for the second quarter of 1994. For the six months ended July 2, 1995, the Company recorded a net loss of $3.4 million, or $0.18 per share, compared to a net loss of $5.6 million, or $0.30 per share, for the same period in 1994. Included in the 1994 first half results was a $2.7 million tax provision related to a reduction in net deferred tax assets.

RESULTS OF OPERATIONS

Sales for the three- and six-months ended July 2, 1995 increased by $19.7 million, or 60%, and $25.3 million, or 38%, respectively, when compared to the corresponding periods of 1994. The increases were primarily a result of higher Ditto tape product revenues both domestically and internationally, and the introduction of the new Zip product line which began shipping at the end of the first quarter. These increases were partially offset by the anticipated decline in Bernoulli sales revenue. International sales, primarily to European customers, accounted for 26.6% and 33.6% of sales for the first quarter and first six months of 1995 compared to 35.2% and 36.5% for the corresponding periods in 1994. For the remainder of the year, management expects increases in sales of Ditto and Zip products, as well as planned new products, compared to the first half of 1995 and expects sales of Bernoulli products to decline throughout the year compared to the prior year and first half of 1995. The demand for the new Zip product continues to exceed production. The Company has added manufacturing personnel in addition to entering into subcontracting arrangements with several companies skilled at high-volume manufacturing in an effort to resolve the capacity shortage issues.  However, the Company is  experiencing component shortages which may
continue to limit production.   There can be no assurance that future sales
will materialize as expected.

The Company's gross margin percentages for the second quarter and first six months of 1995 were 22.2% and 25.2% compared to 36.6% and 33.6%, respectively for the same period in 1994. The lower margins were a result of manufacturing start-up costs associated with Zip products, as well as a higher mix of lower margin Ditto products and the anticipated decline in higher margin Bernoulli sales. Management expects gross margin percentage of its Zip product line to improve as volumes increase and manufacturing processes are improved. Management expects gross margins to continue under pressure as the Company enters the second half of 1995, but should bottom out and start to increase prior to the fourth quarter. Management also expects some additional manufacturing start-up costs in the third quarter of 1995 in conjunction with the new products planned for later in 1995.


Selling, general and administrative expenses represented 19.3% and 21.0% of sales for the three- and six-month periods ended July 2, 1995 respectively, compared to 27.1% and 27.6% for the corresponding periods in 1994. Overall, spending in this area increased by 14.2% and 4.8% in the three- and six-month periods ended July 2, 1995, respectively, when compared to the same periods in 1994. The increases were primarily a result of advertising to launch new products and variable selling expenses. Management expects expenditures in sales and marketing to increase in future quarters as advertising expenses are incurred to enhance the awareness of current products and to launch future products. It is currently anticipated that increased spending associated with product introductions will continue throughout the current year. General and administrative expenses are also expected to increase during the remainder of the year as compared to the first half of 1995.

Research and development expenses represented 7.6% and 8.7% of sales for the second quarter and first half of 1995, respectively, compared to 11.0% and 10.8% in the corresponding periods of 1994. Research and development expenses in total increased by 10.0% and 10.9% in the second quarter and first half of 1995, respectively, compared to the same periods of 1994. These increases were primarily a result of expenditures related to the development of the Zip, Ditto and Jaz products. Management expects research and development expenditures in absolute dollars to increase through the remainder of 1995 as a result of adding technical resources for future product development.

During the first six months of 1995, the Company recorded a net foreign currency loss of $1.2 million as a result of the U.S. dollar weakening against European currencies. The majority of this decline took place in March. The foreign currency loss was offset by interest income, royalties and other income.

With regard to the foreign currency loss, since the dollar was at a postwar low against the deutsche mark, the Company bought more than its customary three months of forward exchange contracts with the intent of hedging the Company's cash position in Europe through the end of the year. However, the dollar continued to decline resulting in a $1.4 million negative impact on earnings relating to these contracts. This was partially offset by a translation gain on the European working capital of $.2 million, which resulted in a net foreign currency loss of $1.2 million in the first six months of 1995. It is difficult to predict the future of exchange rate movements or whether the volatility in the foreign exchange markets experienced in the first half will continue throughout 1995. The impact on operations of a volatile foreign exchange market will diminish as cash from Europe is used to pay down the foreign exchange contracts entered into by the Company during the remainder of 1995.

In the first six months of 1994, the Company recorded a $2.7 million tax provision relating to an increase in valuation allowance against deferred tax assets due to uncertainties and changing business conditions. For the first six months of 1995, the Company had a tax benefit of $839,000, which represents an effective rate of 24%.


LIQUIDITY AND CAPITAL RESOURCES

At July 2, 1995, the Company had cash and temporary investments of $9.5 million, working capital of $24.5 million, and a ratio of current assets to current liabilities of 1.5 to 1. When compared to December 31, 1994, cash and temporary investments decreased by $10.3 million. This decrease was primarily a result of capital expenditures to support new products partially offset by an increase in accounts payable.

Accounts receivable increased by $10.4 million at July 2, 1995 compared to December 31, 1994 primarily as a result of higher sales during the second quarter. Inventories increased by $12.0 million at July 2, 1995 compared to December 31, 1994 due to the inventory buildup for the introduction of new products. The increases in receivables and inventories were offset by increases in payables and other accrued liabilities of $22.6 million and proceeds from sales of common stock of $1.5 million.

The Company expects to use significant amounts of cash over the next several months to fund working capital and purchase tooling and manufacturing equipment for Zip and other new products. On July 5, 1995, the Company signed a $60 million revolving line of credit with Wells Fargo Bank, N.A. to be utilized in funding its working capital needs over the next 12 months. The Company's borrowings are limited to 80 percent of eligible accounts receivables. Although the maximum amount will vary at any given time, the Company currently estimates between $18 and $22 million is available. In addition, the Company is working with other financial institutions to arrange financing of certain planned major manufacturing purchases. However, there can be no assurance that additional financing will be secured or that the funds available under the revolving line of credit will be sufficient to provide all of the desired capacity expansion.


PART II  -     OTHER INFORMATION

                           IOMEGA CORPORATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on April 25, 1995, the following proposals were adopted by the vote specified below:

                                                 Against            Broker
                                                   or                Non-
          Proposal                  For         Withheld   Abstain   Votes

     1.   Election of Directors:

          Willem H.J. Andersen:    17,309,268    157,872        -        -
          Robert P. Berkowitz:     17,309,249    157,891        -        -
          Anthony L. Craig:        17,309,773    157,367        -        -
          David J. Dunn:           17,309,442    157,698        -        -
          Kim B. Edwards:          17,309,977    157,163        -        -
          Michael J. Kucha:        17,309,537    157,603        -        -
          John R. Myers:           17,308,424    158,716        -        -
          John E. Nolan, Jr.:      17,310,692    156,448        -        -
          The Honorable
            John E. Sheehan:       17,311,192    155,948        -        -

     2.   Ratification of
            Arthur Andersen LLP
            as independent
            auditors:              17,374,688     30,468   60,071    1,913

     3.   Approval of 1995
            Director Stock
            Option Plan:           15,752,795  1,130,864  156,323  427,158


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






                                              IOMEGA CORPORATION

                                                    (Registrant)





                                        /s/ Kim B. Edwards
Dated:  August 16, 1995                 Kim B. Edwards
                                        President and Chief Executive
                                        Officer





                                        /s/ Leonard C. Purkis
Dated:  August 16, 1995                 Leonard C. Purkis
                                        Senior Vice President, Finance,
                                        Chief Financial Officer and
                                        Treasurer

                            EXHIBIT INDEX



The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description

 10.31(a)      Iomega Incentive Plan Awards for Named Executive Officers.