Form 10-Q
period 1995-10-01
IOMEGA CORP
filed 1995-11-15
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549




                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995

                 COMMISSION FILE NUMBER 0-11963


                            iomega
                          Corporation
     (Exact name of registrant as specified in its charter)

        Delaware                                 86-0385884
 (State or other jurisdiction         (IRS employer identification number)
 of incorporation or organization)


   1821 West Iomega Way, Roy, UT                           84067
 (Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area code (801) 778-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1995.

   Common Stock, par value $.03 1/3                 19,431,676
      (Title of each class)                    (Number of shares)

                         IOMEGA CORPORATION

                         TABLE OF CONTENTS



                                                            Page


PART I -  FINANCIAL INFORMATION

     Condensed consolidated balance sheets at
       October 1, 1995 and December 31, 1994. . . . .          2

     Condensed consolidated statements of operations
       for the three months ended October 1, 1995
       and October 2, 1994. . . . . . . . . . . . . .          4

     Condensed consolidated statements of operations
       for the nine months ended October 1, 1995
       and October 2, 1994. . . . . . . . . . . . . .          5

     Condensed consolidated statements of cash flows
       for the nine months ended October 1, 1995
       and October 2, 1994. . . . . . . . . . . . . .          6

     Notes to condensed consolidated financial statements . .  7

     Management's discussion and analysis of financial
       condition and results of operations. . . . . .         12

PART II - OTHER INFORMATION. . . . . . . . . . . . . . .      15

  SIGNATURES. . .                                             16

  EXHIBIT INDEX .                                             17

                         IOMEGA CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                              October 1,      December 31,
                                                1995            1994
                                                    (In thousands)

CURRENT ASSETS:
   Cash and cash equivalents                  $      -         $ 16,861
   Temporary investments                             -            2,932
   Trade receivables (net)                      53,519           18,892
   Inventories                                  52,681           17,318
   Income taxes receivable                           -            1,682
   Deferred income taxes (net)                   2,037              477
   Other current assets                          4,092            2,395
                                               --------         -------
     Total current assets                      112,329           60,557

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost   81,642           59,193
   Less - accumulated depreciation and
   amortization                                (47,740)         (43,917)
                                              ----------        ---------
   Net equipment and leasehold improvements     33,902           15,276

DEFERRED INCOME TAXES (NET)                      1,408                -
                                              ----------        ---------
                                              $147,639         $ 75,833
                                              ==========       ==========

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                         IOMEGA CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                           October 1,      December 31,
                                             1995           1994
                                                (In thousands)

CURRENT LIABILITIES:
   Accounts payable                         $ 47,366       $  7,228
   Other accrued liabilities                  23,414         18,511
   Notes payable                              21,791              -
   Income taxes payable                        2,014              -
   Current portion of capitalized lease
      obligations                                462              -
                                            ---------        --------
     Total current liabilities                95,047         25,739

CAPITALIZED LEASE OBLIGATIONS, net of
    current portion                              924              -

SERIES A CONVERTIBLE PREFERRED STOCK, Authorized
   1,200,000 shares, 258,816 outstanding
   shares at December 31, 1994, none outstanding
   at October 1, 1995                              -          1,031

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     3,300,000 shares, none issued                 -              -
   Series C junior participating preferred
     stock, authorized 250,000 shares,
     none issued                                   -              -
   Common stock, $.03 1/3 par value; authorized
     30,000,000 shares, 19,431,676 and 18,519,749
     shares outstanding at October 1, 1995 and
     December 31, 1994, respectively             648            617
   Additional paid-in capital                 51,690         48,258
   Notes receivable from shareholders              -           (597)
   Retained earnings (deficit)                  (670)           785
                                               -------       --------
       Total shareholders' equity             51,668         49,063
                                            ---------       ---------
                                            $147,639       $ 75,833
                                            =========      ==========

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                         IOMEGA CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Unaudited)

                                          For the Three Months Ended
                                          October 1,   October 2,
                                             1995            1994
                                           (In thousands except
                                               per share data)

SALES                                       $ 84,721      $ 35,534

COST OF SALES                                 63,225        23,039
                                            ---------     --------
   Gross Margin                               21,496        12,495


OPERATING EXPENSES:
   Selling, general and administrative        13,878         8,437
   Research and development                    4,691         3,889
                                           ----------      --------
     Total operating expenses                 18,569        12,326
                                           ----------      --------

OPERATING INCOME                               2,927           169

   Interest and other income and expense        (230)          873
                                           -----------     ---------
INCOME BEFORE INCOME TAXES                     2,697         1,042

   Benefit (provision) for income taxes         (672)        1,426
                                           ------------     ---------
NET INCOME                                   $ 2,025      $  2,468
                                           ============   =========
NET INCOME PER COMMON SHARE                 $   0.10      $   0.13
                                           ===========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (1994 includes effects of 5-for-4
  stock split)                                21,206       18,950
                                           ===========    =========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                         IOMEGA CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Unaudited)

                                           For the Nine Months Ended
                                           October 1,        October 2,
                                             1995            1994
                                           (In thousands except
                                               per share data)

SALES                                       $177,427         $102,907

COST OF SALES                                132,527           67,796
                                             -------         ---------
   Gross Margin                               44,900           35,111


OPERATING EXPENSES:
   Selling, general and administrative        33,389           27,061
   Research and development                   12,793           11,196
                                           ----------        ---------
     Total operating expenses                 46,182           38,257
                                           ----------        ---------

OPERATING LOSS                                (1,282)          (3,146)

   Foreign currency (loss) gain               (1,232)             119
   Interest and other income and expense         927            1,140
                                           ----------        ---------
LOSS BEFORE INCOME TAXES                      (1,587)          (1,887)

   Benefit (provision) for income taxes          167           (1,274)
                                            ----------       ---------
NET LOSS                                    $ (1,420)        $ (3,161)
                                            ==========       =========
NET LOSS PER COMMON SHARE                   $  (0.07)        $  (0.17)
                                            ==========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (1994 includes effects of 5-for-4
  stock split)                                19,044           18,460
                                            ==========       =========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                        IOMEGA CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               For the Nine Months Ended
                                               October 1,        October 2,
                                                 1995            1994
                                                   (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                     $ (1,420)       $ (3,161)
   Non-cash Revenue and Expense Adjustments:
     Depreciation and amortization expense         6,198           5,138
     Deferred income tax (benefit) provision      (2,968)          2,700
     Change in restructuring reserve                   -           1,015
     Other                                          (489)            128
   Changes in Assets and Liabilities:
     Trade receivables (net)                     (34,627)          2,215
     Inventories                                 (35,363)         (2,066)
     Income taxes receivable/payable               3,696            (831)
     Other current assets                         (1,980)           (464)
     Accounts payable                             40,138             490
     Accrued liabilities                           5,058            (722)
     Net cash provided from (used in)            --------         --------
       operating activities                      (21,757)          4,442

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold
      improvements                               (24,221)         (3,697)
   Purchase of temporary investments              (2,090)              -
   Sale of temporary investments                   5,022               -
   Net increase in other assets                        -              (5)
   Proceeds from sale of research and development
     assets                                            -           2,792
                                                ----------       --------
     Net cash used in investing activities       (21,289)           (910)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of Common Stock             1,914             201
   Proceeds from notes payable and capital leases 79,222               -
   Payments on notes payable and capital leases  (56,045)              -
   Tax benefit from early dispositions of
     employee stock                                  244               -
   Purchase of Common Stock                            -            (305)
   Conversion of Series A Convertible Stock          (30)              -
   Proceeds from notes receivable from sharehold     880               -
     Net cash provided from (used in)            ---------        ---------
       financing activities                       26,185            (104)
                                                 ---------        ---------
NET INCREASE (DECREASE)IN CASH AND
    CASH EQUIVALENTS                             (16,861)          3,428
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  16,861          18,804
                                                ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      -        $ 22,232
                                                ==========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Net (payable) receivable associated with
     revaluation of forward exchange contracts  $   (892)       $    109
                                               ===========     =========

   Sale of common stock for a note              $    283       $      -
                                               ===========     =========
   Conversion of Series A Preferred Stock to
     Common Stock                               $  1,205       $      -
                                               ===========    ==========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     IOMEGA CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of October 1, 1995 and December 31, 1994, the results of operations for the three-and nine-month periods ended October 1, 1995 and October 2, 1994, and cash flows for the nine-month periods ended October 1, 1995 and October 2, 1994.

     The results of operations for the nine-month period ended October 1, 1995 are not necessarily indicative of the results for the entire year.

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

     Revenue Recognition -- Revenue is recognized when units are shipped to customers. However, revenue recognition is deferred on shipments to distributors whose inventory is in excess of normal distributor inventory requirements. The Company's general policy is not to accept returns of product except for those products under warranty or for which the customer has a right of return agreement. The gross margin associated with the deferral of sales in excess of normal distributor inventory requirements due to right of return agreements totaled $1,610,000 and $1,947,000 at October 1, 1995 and December 31, 1994, respectively, and is recorded in deferred revenue as a component of other accrued liabilities.

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

                        IOMEGA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)  SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

     Inventories -- Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                October 1,   December 31,
                                  1995           1994

                                   (In thousands)

          Raw materials          $ 32,810     $  7,524
          Work-in-process          17,645        4,839
          Finished goods            2,226        4,955
                                ---------     ---------
                                 $ 52,681     $ 17,318
                                =========     =========

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



                        IOMEGA CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  INCOME TAXES

     The components of and the changes in the net deferred tax assets and liabilities for the nine month period ended October 1, 1995 are as follows (in thousands):


                                             Deferred
                                December 31,   (Expense)    October 1,
                                    1994     Benefit      1995
     Deferred tax assets:
       Bad debt reserves           $   482   $   557   $ 1,039
       Inventory reserves              940       700     1,640
       Fixed asset reserves             36        29        65
       Accrued expense reserves      4,596       787     5,383
       Unrealized foreign currency       -       304       304
       Inventory unicap adjustment     160       121       281
       Accelerated depreciation          -       292       292
       Foreign net operating loss
         carryover                   1,493     1,976     3,469
       Research credit carryover     5,365    (2,323)    3,042
       Intercompany profit in
         inventory                      95       (14)       81
       Other                          (216)        2      (214)
                                   --------   -------   -------
     Total deferred tax assets      12,951     2,431    15,382

     Valuation allowance           (12,333)      396   (11,937)
                                  ---------   -------  --------
     Deferred tax asset net of
       valuation allowance             618     2,827     3,445

     Deferred tax liabilities:
       Accelerated depreciation       (141)      141         -
                                 ----------   --------  -------
     Net deferred tax asset        $   477   $ 2,968   $ 3,445
                                 ==========  =========  =======

     Cash paid for income taxes was $50,000 for the first nine months of 1995 and $84,000 for the corresponding period in 1994. A tax refund of $1,332,000 was received during the first nine months of 1995.


                        IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  OTHER MATTERS

     Significant Customers -- During the fiscal quarter and nine-month periods ended October 1, 1995, a single customer accounted for 11% and 10%, respectively, of consolidated sales. During the fiscal quarter and nine-month periods ended October 2, 1994, sales to another single customer accounted for 12% and 11%, respectively, of the Company's sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

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

     The outstanding forward exchange sales contracts at October 1, 1995 are as follows:

               Deutsche Marks         12,170,000 DM
               Great Britain Pound     1,095,000 GBP
               French Franc           14,950,000 FRF
               Spanish Pesta         222,000,000 ESB
               Italian Lira        2,490,000,000 ITL

     The forward contracts are marked to market by obtaining forward rates from financial institutions. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. The Company's risk in these transactions includes the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.


                        IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)



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

(7)  COMMITMENTS

     Loan Agreement -On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells Fargo Bank, N.A. The agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $60 million or 80% of eligible accounts receivable. The revolving credit line bears interest at the bank's prime rate plus 1%, and the Wells Fargo term loans bear interest at the bank's prime rate plus 1.25%. At October 1, 1995, borrowings under the revolving credit line were $21.8 million, consisting of $17.9 million under the revolving credit facility and $3.9 million under the term loan facility. Total availability under the Wells Fargo agreement at October 1, 1995 was $28.8 million. The agreement expires June 30, 1996. Certain covenants within the agreement require the Company maintain minimum levels of working capital and net worth.

     Capital Leases - Under the above agreement with Wells Fargo, the Company may also secure financing of equipment purchases from third parties up to a maximum of $20 million, less term loans outstanding to Wells Fargo. In August of 1995, the Company entered into an agreement to provide capital lease financing for the purchase of certain manufacturing equipment. The total amount of capital lease commitments at October 1, 1995 is $1.4 million, of which $462,000 is classified as a current liability in the accompanying balance sheet.


                       IOMEGA CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 27, 1994, the Company's Board of Directors declared a 5-for-4 stock split effected in the form of a 25% common stock dividend paid on November 23, 1994 (the "Stock Split"). The following discussion gives retroactive effect to the Stock Split for all 1994 periods presented.

RESULTS OF OPERATIONS

The Company reported record quarterly sales of $84.7 million in the third quarter ended October 1, 1995, and returned to profitability after posting losses in the first two quarters of 1995. The Company recorded net income of $2.0 million, or $0.10 per share, for the third quarter ended October 1, 1995, compared to net income of $2.5 million, or $0.13 per share, for the third quarter ended October 2, 1994. Net income for the third quarter of 1994 included a one-time tax benefit of $1.4 million, or $0.08 per share.
For the nine months ended October 1, 1995, sales were $177.4 million, resulting in a net loss of $1.4 million, or $0.07 per share. These results are compared to sales of $102.9 million, and a net loss of $3.2 million, or $0.17 per share, for the same period in 1994.

Sales for the three and nine months ended October 1, 1995 increased by $49.2 million, or 138%, and $74.5 million, or 72%, respectively, when compared to the corresponding periods of 1994. The positive sales results were due to the introduction of the new Zip product line which began shipping at the end of the first quarter of 1995 and increased sales of Ditto tape products. These increased sales have been partially offset by the expected decline in the sales of Bernoulli products. Ditto sales in the third quarter of 1995 increased by 117% in North America and 57% in Europe over the third quarter of 1994. International sales, primarily to customers located in Europe, represented 18.2% and 25.2% of sales for the three- and nine-month periods ended October 1, 1995, respectively, compared to 26.6% and 32.9% for the corresponding periods of 1994. Management expects increased sales of Zip and Ditto products in the fourth quarter of 1995. Management also expects fourth quarter sales to be enhanced by the previously announced Jaz product line which is expected to begin shipping by the end of the fourth quarter. These increases are expected to be partially offset by declines in Bernoulli product sales.
However, the Company is experiencing component shortages which may continue to limit production. There can be no assurance that future sales will materialize as expected.

The Company's gross margin percentages for the three- and nine-month periods ended October 1, 1995 were 25.4% and 25.3%, respectively, compared to 35.2% and 34.1% reported for the comparable periods of 1994. The decline in gross margin percentages is due to a shift in product mix from higher margin Bernoulli products to lower margin Ditto and Zip products. Gross margins thus far in 1995 have also been negatively impacted by start-up costs related to the Zip and Jaz products. The third quarter gross margin percentage of 25.4% represented an improvement over the second quarter gross margin percentage of 22.2%. This improvement is primarily due to the impact of increased sales of Zip disks, which more than offset the decline in higher margin Bernoulli sales.



                       IOMEGA CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses represented 16.4% and 18.8% of sales for the third quarter and first nine months of 1995, compared to 23.7% and 26.3% for the same periods of 1994. The decline in percentages is due to the increased sales volumes in 1995. The actual selling, general and administrative expenses increased by $5.4 million for the three-month and $6.3 million for the nine-month periods ended October 1, 1995 as compared to the prior year periods. The increased expenses are primarily the result of advertising expenses incurred to launch new products, variable selling expenses, and increased salaries and wages resulting from increased headcount in all areas of sales, marketing and administration. Management expects selling, general and administrative expenses to increase further in the fourth quarter of 1995 due to additional advertising expenses, trade show expenses, and payroll-related costs.

Research and development expenses were 5.5% and 7.2% of sales for the three - and nine-month periods ended October 1, 1995, respectively, compared to 10.9% for both the three- and nine-month periods ended October 2, 1994. The decline in percentages is due to the increased sales volumes in 1995. The actual research and development expenses have increased by $0.8 million and $1.6 million for the third quarter and first nine months of 1995 compared to the same periods of 1994. These increases were primarily the result of expenditures related to the development of the Zip, Ditto and Jaz products. Management expects continued increases in research and development expenses in the fourth quarter of 1995 as the result of the resources needed for future product development and enhancement.

During the first quarter of 1995, the Company recorded a net foreign currency loss of $1.0 million as a result of the U.S. dollar weakening against European currencies. The majority of this decline took place in March. The Company also recorded interest expense of approximately $.3 million, primarily in the third quarter of 1995. These expenses have been partially offset by interest income, royalties and other income.

For the third quarter of 1995, the Company recorded a tax provision of $0.7 million representing an effective tax rate of 24.9%. For the first nine months of 1995, the Company recorded a tax benefit of $0.2 million representing 10.5% of the pre-tax loss for the period. The Company expects the effective income tax rate to increase in the future to the statutory rate of 34% for federal income tax and approximately 5% for state income taxes. The timing of the rate increase will depend on future taxable income and the utilization of available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 1995, the Company had cash and cash equivalents of $0, working capital of $17.3 million, and a ratio of current assets to current liabilities of 1.2 to 1. For the first nine months of 1995, the Company has used $16.8 million in cash and cash equivalents consisting of $21.7 million used in operating activities, and $21.3 million in investing activities, offset by $26.2 million provided by financing activities.


                        IOMEGA CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)


On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells Fargo Bank, N.A. The agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $60 million or 80% of eligible accounts receivable. The revolving credit line bears interest at the bank's prime rate plus 1%, and the Wells Fargo term loans bear interest at the bank's prime rate plus 1.25%. At October 1, 1995, borrowings under the revolving credit line were $21.8 million, consisting of $17.9 million under the revolving credit facility and $3.9 million under the term loan facility.
Total availability under the Wells Fargo agreement was $28.8 million. The agreement expires June 30, 1996. Certain covenants within the agreement require the Company maintain minimum levels of working capital and net worth. Under the agreement with Wells Fargo, the Company may also secure financing of equipment purchases from third parties up to a maximum of $20 million, less term loans outstanding to Wells Fargo. In August of 1995, the Company entered into an agreement to provide capital lease financing for the purchase of certain manufacturing equipment. The total of capital lease commitments at October 1, 1995 is $1.4 million, of which $462,000 is classified as a current liability in the accompanying balance sheet.

The Company's balance sheet at October 1, 1995 reflected short-term borrowings of $22.3 million, representing utilization of the revolving credit line with Wells Fargo of $17.9 million, term loans with Wells Fargo of $3.9 million, and the short-term portion of capital lease obligations of $.5 million. In addition, the long-term portion of capital lease obligations totaled $.9 million at October 1, 1995. The borrowings have been used to finance working capital needs, including increases in inventory and accounts receivable and capital expenditures related to production volume increases.

Accounts receivable have increased by $34.6 million at October 1, 1995 compared to December 31, 1994, due to increased sales, particularly in the last portion of the third quarter. Inventory increased by $35.4 million during the first nine months of 1995 due to build-ups in manufacturing capacity. The increases in receivables and inventory were partially offset by increases in accounts payable and accrued liabilities of $45.2 million and proceeds from the sale of common stock of $1.9 million.

Fixed asset additions for the first nine months of 1995 totaled $24.2 million. These additions are primarily related to increased manufacturing capacity for Zip, Ditto and Jaz products. The Company expects capital expenditures in future quarters to continue to be significant as production capacity is added at the Company's current manufacturing facility, as well as tooling at vendor facilities and third-party manufacturing facilities.

In addition to the credit facility with Wells Fargo discussed above, the Company is continuing to investigate other sources of financing. However, there can be no assurance that additional financing will be secured or that funds available under the existing finance arrangements will be sufficient.


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






                                               IOMEGA CORPORATION
                                                   (Registrant)





                                        /s/ Kim B. Edwards
Dated: November 15, 1995                Kim B. Edwards
                                        President and Chief Executive
                                        Officer





                                        /s/ Leonard C. Purkis
Dated: November 15, 1995                Leonard C. Purkis
                                        Senior Vice President, Finance,
                                        Chief Financial Officer and
                                        Treasurer







                          EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.     Description

10.32           Iomega Incentive Plan for Kim B. Edwards

10.33(a) Loan Agreement dated July 5, 1995 between Iomega Corporation and Wells Fargo Bank, N.A., Commercial Finance Division

10.33(b) Security Agreement dated July 5, 1995 between Iomega Corporation and Wells Fargo Bank, N.A., Commercial Finance Division

10.33(c)        Wells Fargo Bank Continuing Commercial Letter of Credit
                Agreement