Form 10-K
period 1995-12-31
IOMEGA CORP
filed 1996-03-28
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K
                            ANNUAL REPORT

               pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               0-11963
                      (Commission file number)
                               Iomega
                             Corporation
       (Exact name of registrant as specified in its charter)

         Delaware                                 86-0385884
  (State of incorporation)           (IRS employer identification number)

   1821 West Iomega Way, Roy, UT                           84067
 (Address of principal executive offices)               (ZIP Code)

                            (801) 778-1000
                    (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:
                                 None
      Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.033333 per share
    Series A Convertible Preferred Stock, par value $.01 per share*
            6.75% Convertible Subordinated Notes due 2001

* A Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 has been filed with respect to the Series A Convertible Preferred Stock, no shares of which remain outstanding, but has not yet become effective.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes     X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at January 31, 1996 was $731,711,134, based upon the last reported sales price of the Common Stock on the Nasdaq National Market, as reported by Nasdaq. The number of shares of the registrant's Common Stock outstanding at January 31, 1996 was 58,923,372.

     Documents incorporated by reference:

     1. Specifically identified portions of the Company's Annual Report to Stockholders for the year ended December 31, 1995 into Part I and
          Part II of Form 10-K.
     2. Specifically identified portions of the Company's Definitive Proxy Statement for its 1996 annual meeting of stockholders into Part III of Form 10-K.

              PART I

     This Annual Report on Form 10-K contains forward-looking statements, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.


ITEM 1.   BUSINESS:

     Iomega Corporation ("Iomega" or the "Company") designs, manufacturers and markets innovative data storage solutions, based on removable-media technology, that help personal computer users "manage their stuff." The Company's data storage solutions include disk drives marketed under the tradenames Zip and Jaz, and a family of tape drives marketed under the tradename Ditto. The Company's Zip and Jaz disk drives are designed to provide users with the benefits of high capacity and rapid access generally associated with hard disk drives and the benefits of media removability generally associated with floppy disk drives, including expandable storage capacity and data transportability, management and security. The Company's Ditto tape drives primarily address the market for backup data storage. The Company began shipping Zip drives in March 1995 and Jaz drives in limited quantities in December 1995.

Iomega Solutions

     The Company believes its recently introduced Zip and Jaz disk drives address key information storage and management needs of today's personal computer users by providing affordable, easy-to-use storage solutions that combine the high capacity and rapid access of hard disk drives with the benefits of media removability generally associated with floppy disk drives. Specifically, the Company's products offer the following benefits to personal computer users.

Expandable Storage Capacity

     As personal computer users are increasingly forced to expand their primary storage capacity (generally provided by the hard disk drive incorporated in the computer), Zip and Jaz provide an easy and efficient way to do so. Both the Zip and the Jaz drive can be easily connected or installed and offer unlimited additional storage capacity, in increments of 100 MBs (in the case of Zip) and 1 GB (in the case of Jaz).

Media Removability

     Both Zip and Jaz store data on high-capacity removable disks, thus enabling computer users to:

     - take programs and files from an office computer and work with them on a home or laptop computer;

     -    share programs and files with other personal computer users;

     -    organize data by storing different files on different disks;

     - create a "separate personal computer" for each person using the computer (such as different family members) -- each user can store all of his or her software and data on a single disk that can be removed from the computer and privately stored when that person is not using the computer; and

     - remove particularly sensitive or valuable information from the computer for storage in a different location, thus protecting it against viewing or modification by another user of the computer and against damage to the computer.

Data Backup

     The Company's family of Ditto tape drives, as well as the Zip and Jaz drive, offer a convenient and effective way for personal computer users to create backup copies of their programs and files.

Attractive Price, Performance and Features

     The Company believes that its Zip and Jaz drives provide a combination of price, performance and features that makes them attractive data storage solutions for their target markets. Zip offers data access times and transfer rates and storage capacity that greatly exceeds that offered by conventional floppy disk drives, along with the benefits of removable media, at a price that is attractive to mass-market customers. Jaz offers many performance features comparable to those of most other data storage devices (including conventional hard disk drives), at a lower price than other currently available comparably performing removable-media storage devices.

Products

     The Company offers products targeted at both the mass market and the high-performance market. The Zip drive and the Ditto 420 and Ditto Easy 800 tape drives were designed to achieve price levels which the Company determined are critical to mass-market consumers. The Jaz drive and Ditto 3200 tape drive, on the other hand, are principally targeted to more technically demanding, high-end customers, who the Company believes are less price sensitive than typical mass-market consumers.

     The following table lists the principal data storage devices currently being offered by the Company:

                                            Typical
Product                                   Retail Price
(Year Introduced)*   Media and Capacity   Drive/Disk**    Technology
Zip (1995)             100-MB Zip Disks   $199/$14.99    Drive: Winchester
                                                                heads
                                                         Disks: Advanced
                                                                flexible
                                                                media

Jaz (1995)             1-GB Jaz Disks     $599/$99.99    Drive: Thin-film
                                                                heads
                       540-MB Jaz Disks                  Disks: Two rigid disk
                                                                platters

Ditto 420 (1994)       Ditto Tape          $99           Drive: Direct drive
Ditto Easy 800 (1995)  minicartridges      $149                 mechanism
Ditto Easy 3200 (1996) (420-MB, 800-MB,    $299          Media: Industry
                       3200-MB)                                 standard
                                                                quarter inch
                                                                cartridges
____________________

* Drives are available in internal and external versions. The indicated capacities for Ditto drives represent the maximum capacity using data compression.
** Indicates the typical price at which the external version of the drive and the highest capacity media for that drive is sold at retail. Prices for the internal version of a drive and for smaller capacity media are generally lower. The price for the Ditto 420 is the internal version price. Disk prices represent per unit purchase price in multi-packs. Media prices for tape are not presented because revenues from tape minicartridge sales are not material to the Company.

Zip

     The Company began shipping external Zip drives and 100-MB Zip disks in March 1995. Designed as an affordable mass-market product, the Zip drive addresses multiple needs of personal computer users; hard drive expansion, data transportability, management and security and data backup. The drive uses interchangeable 100-MB Zip disks to provide users of IBM-compatible and Apple Macintosh personal computers with 70 times the capacity of, and superior performance to, traditional floppy disks. Zip drives were designed with 100-MB disks based on the results of the Company's market research, which showed that 85% of the files stored on personal computers are 100 Mbs or less.

     Zip drives use durable, high-capacity flexible media and Winchester-style nanoslide heads with a special airbearing surface combined with a linear voice coil motor. The Zip drive provides high capacity and rapid access and can be used for a number of data storage purposes. The SCSI version of the Zip drive, which offers faster performance than the parallel port version of the drive, features 29 millisecond average seek time and an average sustained data transfer rate of 1.00 MB per second. Software included with the Zip drive provides a total data storage solution by helping users organize and copy their data and offers software read/write protect, which further enables users to secure and protect their data.

     The external, portable version of the Zip drive weighs approximately one pound and is offered in a parallel port version for use with IBM PC-compatible computers and a SCSI version for use with Apply Macintosh computers or IBM PC-compatible computers which have a SCSI adapter board. The parallel port version features printer pass through to allow normal operation of a printer in the same port. The SCSI version has two connectors allowing it to be connected with other SCSI devices. The external Zip drive has a unique compact design, including a royal blue color, a window allowing visibility of the label on the cartridge being used, rubber feet for positioning the drive flat or on its side, operation lights and a finger slot for easy cartridge insertion and removal.

     In September 1995, Power Computing, the first Macintosh clone manufacturer, began offering internal 5.25-inch Zip SCSI drives as a $159 option on its computers. The Company has also designed an internal version of the Zip drive which incorporates a conventional 3.5-inch floppy disk drive. In addition, the Company has developed an internal 3.5-inch IDE version of the Zip drive, which it expects will be available in the first quarter of 1996.

     During 1995, Zip received numerous awards from industry publications in select categories including: PC/Computing's Most Valuable Product; Publish magazine's 1995 Publish Impact Award; Cadence magazine's Editor's Choice Award; the International Digital Imaging Association's "Best New Hardware" award; and, listing in Computer Life magazine's "Best of Everything" list.

     The Zip drive carries a one-year warranty and Zip disks are sold with a limited lifetime warranty.

Jaz

     The Company began shipping Jaz drives and 1-GB Jaz disks in limited quantities in December 1995. Jaz addresses the high-performance needs of personal computer users in three areas: multimedia applications (audio, video and graphics), personal data management, and hard drive upgrade. The Jaz drive offers data transfer rates comparable to those of most current hard disk drives, with an average sustained transfer rate of 5.4 MBs per second, 12 millisecond average seek time and 17.5 millisecond average access time. Jaz disks are currently available in a capacity of 1 GB, which the Company's market research indicated was a capacity that many high-performance computer users demand, and 540-MB Jaz disks are expected to be available in the first half of 1996. Using 1-GB disks, Jaz is capable of storing and playing up to two hours of MPEG1 compressed DSS satellite quality video, up to eight hours of CD-quality audio, more than 20,000 scanned documents for document imaging or up to four minutes of full-screen, full-motion broadcast-quality video. The Jaz drive will be available in an external SCSI version, which is expected to be sold by retailers for approximately $599 and is available in an internal SCSI version, which is expected to be sold by retailers for approximately $499. Each 1-GB and 540-MB Jaz cartridge is expected to sell for approximately $99 and $69, respectively, in five-packs. The Company expects an internal IDE version of the Jaz drive to be available beginning in the second half of 1996.

     The Jaz drive incorporates many innovative technological features including tri-pad, thin-film recording heads, dynamic head loading and drag and drop motorized cartridge ejection. Jaz disks feature a dual rigid platter cartridge and a proprietary disk capture system which secures the dual disk platters when not installed in a drive, eliminating rattle and reducing the possibility of losing valuable information. The drive operates with leading operating systems for personal computers and workstations, including Windows 95, Windows NT, Windows 3.x, Macintosh and OS/2.

     The external version of the drive, which weighs approximately two pounds, features design enhancements similar to those introduced with the external Zip drive, including a unique jade colored casing, a window to allow visibility of the label on the cartridge being used, operating lights and a finger slot for easy cartridge insertion and removal. Additional features include an auto-switching powersupply to allow operation in different countries, auto-sensing SCSI termination and anti-gyro disk locking to increase durability.

     The Jaz drive carries a one-year warranty and Jaz disks are sold with a limited lifetime warranty.

Ditto

     The Company's Ditto family of tape drives addresses the need of personal computer users for an easy-to-use, dependable backup solution. In response to the information learned from consumers regarding the characteristics demanded from backup storage devices, beginning in 1994 the Company redesigned its family
of tape drives, which had first been introduced in 1992.   The Company offers
internal and external models based on leading industry standards ranging in capacity from 420 MBs to 3.2 GBs (using data compression). The tape drives are primarily designed to backup and protect against loss of data stored on hard disk drives in IBM PC-compatible computers. Iomega's tape drives have a patented beltless design which the Company believes enhances reliability.
The storage media used by Iomega's tape products is the industry-standard QIC-compatible minicartridge. In addition, the Ditto Easy 800 and Ditto Easy 3200 support new high-capacity Travan cartridge technology.

     The Ditto family of tape drives has achieved several industry first. In April 1992, the Iomega Tape 250 (later renamed the Ditto 250) became the industry's first commercially available QIC-standard, one-inch high tape drive and in March 1995 because the industry's first internal 250-MB tape drive to sell for under $100. In June 1995, the Ditto 420 became the industry's first internal 420-MB tape drive to sell for under $100. In October 1995, the Company introduced the Ditto Easy 800, which the Company believes was the industry's first external parallel port 800-MB tape drive to sell for under $150. The Ditto Easy 800 features an enhanced design similar to, and is stackable with, the Zip and Jaz drives.

     The Company's tape products are generally available in either internal or external models. The internal versions attach to the standard floppy drive interface in IBM PC-compatible computers, while the external versions attach to the parallel port on IBM PC-compatible computers and offer pass-through capability for a printer. The drives are shipped with backup software for both DOS and Windows.

     In connection with the introduction of the Ditto Easy 800 in October 1995, the Company also introduced new 1-Step software designed to permit the backup of an entire hard disk in a single step while the user continues working.

     The Ditto Easy 800 and the Ditto Easy 3200 carry a two-year warranty and the Ditto 420 carries a five-year warranty. Ditto media is sold with a two-year warranty.

Bernoulli

     These 5.25-inch half-height drives are removable-media storage devices based on the Company's proprietary Bernoulli technology. The Company's Bernoulli drives and the associated disks are sold both in the form of a complete storage subsystem for leading personal computers and workstations and in the form ofcomponents for integration into larger systems by OEMs or value-added resellers ("VARs"). The Bernoulli MultiDisk 150 drive began shipping in October 1992 and was Iomega's first drive to use multiple capacity disks - 35, 65, 105 and 150 Mbs. The Company began shipping the Bernoulli 230 drive in September 1994. The Bernoulli drives are sold in internal and transportable versions.

     The Company is now focusing its development and marketing efforts on its Zip, Jaz and Ditto products, and does not expect Bernoulli products to represent a significant portion of the Company's revenues in the future.

Marketing and Sales

     The Company believes that broadening the distribution of its products through strategic marketing alliances with a variety of key companies within the computer industry is a critical element in the Company's strategic goal of establishing its products as industry standards. The Company's initial marketing strategy for the introduction of its new products during 1995 was to generate consumer awareness of and demand for such products by focusing on aftermarket sales to existing users of personal computers through leading computer retail channels. As the next step in its strategy of promoting its products as new industry standards, the Company is increasingly focusing its efforts on establishing OEM relationships with leading personal computer manufacturers who will include the Company's products on a factory-installed basis to purchasers of new personal computers.

Retail Distribution

     Retail outlets for the Company's products include mail order catalogs, computer superstores, office supply superstores, consumer electronics superstores and specialty computer stores. The Company sells its products to retail channels directly, as well as indirectly through distributors. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States. The following is a partial listing of the retail chains carrying the Company's products.

          Best Buy                 Electronics Boutique
          CDW Computer Center      Elek-Tek
          Circuit City             Fry's Electronics
          CompUSA                  MicroCenter
          Computer City            NeoStar
          Creative Computer        Office Max
          Egghead Software         PC Warehouse

Strategic Marketing Alliances

     In addition to sales through these retail channels, the Company has entered into a number of strategic marketing alliances with a variety of companies within the computer industry. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems at the time of purchase. For example, Power Computing, the first Macintosh clone manufacturer, is offering Zip drives as an option in certain of its new computers, and Micron Electronics, a mail-order manufacturer of IBM PC-compatible personal computers, has announced plans to offer Zip, Ditto and Jaz drives as a factory-installable option in certain of its new computers. In addition, Hewlett-Packard recently announced that it will provide the Zip drive as a feature in its recently announced HP Pavilion 7110Z Multimedia PC. The Company's strategic alliances also include private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products by such companies. For example, the Company has entered into co-branding arrangements with Seiko Epson, Maxell and Fuji, which offer Zip drives in Japan in packages which feature Iomega's name in addition to the partner's name, and has entered into a private-branding arrangement with Reveal Computer Products, which sells Zip drives and disks under Reveal's tradename.

International

     The Company sells its products outside of North America primarily through international distributors. The Company has increased its sales efforts in the European market in the past several years. Sales are accomplished primarily through offices located in Germany, Austria, Belgium, France, Ireland, Italy, Norway, Spain and the United Kingdom. The Company plans to open a Singapore office in 1996. The Company has been invoicing predominantly in foreign currencies since January 1992. In total, sales outside of the United States represented 32%, 37%, and 28% for the years ended December 31, 1995, 1994 and 1993, respectively.

Marketing

     The Company's marketing group is responsible for positioning and promoting the Company's products. The Company participates in various industry tradeshows, including MacWorld and COMDEX, and seeks to generate coverage of its products in a wide variety of trade publications. Although the Company did not engage in significant direct consumer marketing in 1995 in light of the large number of favorable articles about the Company's products which appeared in newspapers and computer magazines and constraints on the Company's ability to further increase production levels, the Company expects marketing and advertising expenses to increase significantly as the Company seeks to expand market awareness of its products.

     As is common practice in the industry, the Company's arrangements with its customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers. In addition, customers generally have the right to return excess inventory within specified time periods. There can be no assurance that these reserves will be sufficient or that any future returns or price protection charges will not have a material adverse effect on the Company's results of operations.

     The Company markets its products primarily through computer product distributors and retailers. Accordingly, since the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors and certain large retailers. At December 31, 1995, the customers with the ten highest outstanding accounts receivable balances totaled $47.1 million or 43% of gross accounts receivable, with one customer accounting for $15.2 million, or 14% of gross accounts receivable.
If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

     During the year ended December 31, 1994, sales to Ingram Micro D, Inc., a distributor, accounted for 11% of sales. No other single customer accounted for more than 10% of the Company's sales in 1994 or 1995.

Manufacturing

     The Company's products are manufactured both by the Company at its facilities in Roy, Utah and by independent parties manufacturing products for the Company on a contract basis. Manufacturing activity generally consists of assembling various components, subcomponents and prefabricated parts manufactured by the Company or outside vendors. The Company currently has third-party manufacturing relationships with Seiko Epson (Zip drives), MegaMedia Computer (Zip disks), Sequel (Jaz drives) and First Engineering Plastics (Ditto drives). Although the Company substantially increased its manufacturing capacity (through both internal expansion and arrangements with third-party manufacturers) during 1995, the Company was not able to produce enough Zip drives and Zip disks in 1995 to fill all orders for such products due to component supply constraints and normal manufacturing start-up issues. To minimize its manufacturing costs, to take maximum advantage of its available personnel and facilities and to benefit from the expertise of experienced high-volume manufacturing companies, the Company plans to use third-party manufacturers to produce a majority of its products in the future. There can be no assurance that the Company will be successful in establishing and managing such third-party manufacturing relationships, or that third-party manufactures will be able to meet the Company's quantity or quality requirements for manufactured products. Moreover, the Company may grant certain of its third-party manufacturers, among others, the right to sell significant quantities of the Zip and Jaz drives they produce for their own account, thereby reducing the supply of such drives to the Company and increasing competition.

     Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. Moreover, the Company has experienced difficulty in the past, is currently experiencing difficulty, and expects to continue to experience difficulty in the future, in obtaining a sufficient supply of many key components. For example, many of the integrated circuits used in the Company's Zip and Jaz drives are currently available only from sole source suppliers. The Company has been unable to obtain a sufficient supply of certain of these integrated circuits due to industry-wide shortages. In addition, the Company has been advised by certain sole source suppliers, including the manufacturers of critical integrated circuits for Zip and Jaz, that they do not anticipate being able to fully satisfy the Company's demand for components during 1996. These component shortages have limited the Company's ability to produce sufficient
Zip drives to meet market demand and have limited the Company's ability to implement certain cost reduction and productivity improvement plans, and the Company expects that the shortage of components may limit production of Zip and Jaz products for the foreseeable future. The Company also experienced difficulty during 1995 in obtaining a sufficient supply of the servowriting equipment used in the manufacture of Zip disks. Such equipment shortages in 1995 limited the Company's production of Zip disks, and there can be no assurance that similar equipment shortages will not occur in the future.

     The Company purchases all of its sole and limited source components and equipment pursuant to purchase orders placed from time to time and has no guaranteed supply arrangements. The inability to obtain sufficient components and equipment, or to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays, could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory level of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

     The Company had a backlog as of January 28, 1996 of approximately $157 million, compared to a backlog at the end of January 1995 of approximately $5 million. Substantially all of the January 28, 1996 backlog was related to the Company's Zip and Jaz products, for which the Company has experienced component shortages. Based in part on the Company's current estimates regarding the expected availability of components (which estimates are based on information provided to the Company by its suppliers, the Company's current inventory of components, sales recorded since January 19, 1996 and the Company's experience in its business) and the Company's manufacturing capabilities, the Company believes that it will be able to fill all orders in the January 28, 1996 backlog during the first half of the current fiscal year, unless such orders are scheduled for delivery outside the first half of 1996 or first canceled or rescheduled. However, there can be no assurance that the Company's current estimates regarding the expected availability of components will in fact turn out to be correct. In addition, the purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

     An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products. During 1994 and 1995, the Company's product development efforts were primarily devoted to the development of its Zip and Jaz products, which began commercial shipment in March 1995 and December 1995, respectively. During 1996 the Company expects that its development efforts will be primarily focused on enhancing the features, developing higher capacity versions and reducing the production costs of its existing Zip, Jaz and Ditto products. In particular, there are projects underway to develop higher capacity removable-media disk drives and tape products, to develop different system interfaces for the Company's removable-media disk drive products, such as IDE interface versions of Zip and Jaz, and to develop smaller subsystem versions of the Company's products, including a version of Zip which could be installed in laptop computers.

     During 1995, 1994 and 1993, the Company's research and development expenses were $19,576,000, $15,438,000 and $18,972,000, respectively (or 6.0%, 10.9% and
12.9%, respectively, of sales). The decline in research and development spending from 1993 to 1994 was the result of the Company's decision to discontinue certain research and development projects relating to floptical technology, digital audiotape technology, and thin-film head development. Research and development spending in 1995 was primarily related to efforts focused on the Company's Zip, Jaz and Ditto product lines.

     The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. For example, over the last 10 years the typical hard disk drive included in a new personal computer has increased in capacity from approximately 40 Mbs to over 1 GB while the price of a hard disk drive has remained constant or even decreased. The Company's future success will depend in significant part on its ability to continually develop and introduce, in a timely manner, new removable disk drives and tape products with improved features, and to develop and manufacture those new products within a cost structure that enables the Company to sell such products at lower prices than those of comparable products today. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Competition

     The Company believes that its Zip and Jaz products compete most directly with other removable-media data storage devices, such as magnetic cartridge disk drives, optical disk drives and "floptical" disk drives. Current suppliers of removable-media data storage devices include Syquest Technology (which offers magnetic disk drives with removable cartridges based on hard drive technology), Panasonic (which offers the Power Drive, a removable optical drive) and Sony (which offers the MD-DATA drive, a disk drive based on removable magneto-optical technology). Although the Company believes the Zip and Jaz products offer price, performance or usability advantages over the other removable-media storage devices available today, the Company believes that the price, performance and usability of existing removable-media products will improve and that other companies will introduce new removable-media storage devices. Accordingly, the Company believes that its Zip and Jaz products will face increasingly intense competition. In particular, a consortium comprised of Compaq Computer, 3M and MKE has announced the Floptical 120, a high-capacity floptical drive that is compatible with conventional floppy disks. In addition, both Mitsumi and Swan Instruments are expected to introduce high-capacity, removable-media disk drives in 1996 that would also directly
compete with Zip and Jaz.   As new and competing removable-media storage
solutions are introduced, it is possible that any such solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard and achieve a dominant market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance, particularly given the Company's size and market position vis-a-vis other competitors.

     To the extent that Zip and Jaz drives are used for incremental primary storage capacity, they also compete with conventional hard disk drives, which are offered by companies such as Seagate Technology, Western Digital Corporation, Quantum Corporation, Conner Peripherals (which was recently acquiried by Seagate Technology), Micropolis Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as Hewlett-Packard, IBM, Fujitsu, Hitachi and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

     The Company believes that it is currently the only source of supply for the disks used in its disk drives. However, this situation may change either as a result of another party succeeding in producing disks that are compatible with Zip and Jaz drives without infringing the Company's proprietary rights, or as a result of licenses granted by the Company to other parties.

     The Company's tape drives compete in the market for backup data storage with other QIC and DC2000-type products (which includes QIC and Irwin), including parallel port interface products. DC2000-type products currently offer capacities up to 4 Gbs with compression. The Company's two major competitors in the tape drive market are Conner Peripherals and Colorado Memory Systems, a division of Hewlett-Packard. Tape drives may in the future encounter increased competition from other forms of removable-media storage devices. The tapes used in the Company's tape drives are available from a number of sources and the Company is not the primary source of supply for these tapes.

     In the OEM market for both its disk drives and tape drives, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

     The Company intends to license its products or technology to other computer manufactures on a royalty-bearing basis in order to increase market use and acceptance of its products and help promote them as industry standards. Accordingly, the Company expects to compete in the future with licensees of the Company's products.

     The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size and removability), ease of installation and use, and security of data. Price is a particularly important factor with respect to the Company's mass-market products (the Zip drive and the Ditto 420 and Ditto Easy 800 tape drives). An additional competitive consideration, particularly in the OEM market, is the size (form factor) of the drive. Winchester drives are available in 5.25-inch, 3.5-inch, 2.5-inch and 1.8-inch form factors. The most common form factor for Winchester and floppy drives is 3.5-inches. The Company currently offers 3.5-inch Zip, Jaz and Ditto drives, and 5.25-inch Bernoulli disk drives.

     The data storage industry is highly competitive, and the Company expects that competition will substantially increase in the future. In addition, the data storage industry is characterized by rapid technological development. The Company competes with a number of companies that have greater financial, manufacturing and marketing resources than the Company. The introduction by a competitor or products with superior performance or substantially lower prices would adversely affect the Company's business.

Proprietary Rights

     The Company relies on a combination of patent, copyright and trade secret laws to protect its technology. The Company has filed approximately 40 U.S. and foreign patent applications relating to its Zip and Jaz drives and disks, although there can be no assurance that such patents will issue. The Company holds over 50 U.S. and foreign patents, three of which relate to its Ditto products and the remainder of which relate to its Bernoulli products. Although the Company believes that a combination of patent rights (pursuant to a number of pending patent applications) and copyright protection should prevent another party from manufacturing and selling disks that work effectively with the Company's Zip and Jaz drives (except pursuant to a license from the Company), there can be no assurance that the steps taken by the Company to protect such technology will be successful. If another party were to succeed in producing and selling Zip- or Jaz-compatible disks, the Company's sales would be materially adversely affected. Moreover, because the Company's Zip and Jaz disks have significantly higher gross margins than the Zip and Jaz drives, the Company's net income would be disproportionately affected by any such sales shortfall. Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its disk drives will also depend on the technical competence and creative skill of its personnel than on the legal protections afforded its existing drive technology.

     As is typical in the data storage industry, from time to time the Company has been, and may in the future be, notified that it may be infringing certain patents and other intellectual property rights of others. The Company, however, is not currently aware of any threatened or pending legal challenge to the technology which is incorporated in its products which it expects to have a material adverse effect on its business or financial results. The Company has in the past been engaged in several patent infringement lawsuits, both as plaintiff and defendant. There can be no assurance that future claims will not result in litigation. If infringement were established, the Company could be required to pay damages or be enjoined from selling the infringing product. In addition, there can be no assurances that the Company will be able to obtain any necessary licenses on satisfactory terms.

     Certain technology used in the Company's products is licenses on a royalty-bearing basis from third parties, including the backup software included with the Company's Ditto products and certain patent rights relating to Zip. The Company is in the process of negotiating a definitive license agreement for the Ditto backup software and, although it has entered into a letter agreement regarding the Zip patent rights, is in the process of negotiating a more detailed license agreement for the Zip patent rights. The failure to execute definitive agreements or the termination of any such license arrangements could have a material adverse effect on the Company's business and financial results.

Employees

     As of December 31, 1995, the Company employed 1,667 persons (1,645 full-time and 22 part-time), including 143 in research and development, 1,209 in manufacturing, 139 in sales, marketing and service, 103 in general management and administration, and 73 in its European operations.

     The Company's business growth during 1995 has resulted in additional personnel needs and an increased level of responsibility for management personnel and the Company anticipates hiring a substantial number of new employees in the near future. There can be no assurance that the Company will be successful in hiring, integrating or retaining such personnel.

Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

     Compliance with federal, state and local environmental protection laws had no material effect on the Company in 1995 and is not expected to have a material effect in 1996.

ITEM 2.   PROPERTIES:

     The Company currently leases an aggregate of approximately 210,000 square feet of space in seven buildings located in Roy, Utah, where its executive offices, manufacturing and distribution facilities, and primary research and development facilities are located. The leases for these buildings expire at various dates from 1998 to 2000 and provide for an aggregate base rent of approximately $1,100,000 for 1996.

     The Company expects to lease an additional 70,000 square feet of space in the Roy area, which it estimates will cost an additional $765,000 in annual rent. The Company expects that such additional space will be ready for occupancy by the end of 1996. Pending the availability of that space, the Company may rent additional space in the Roy area in 1996 on a temporary basis.

     The Company leases an 11,000 square foot facility in San Diego, California and a 10,000 square foot facility in San Jose, California, each for certain research and development activities. The Company may seek to increase its leased space in San Jose to approximately 50,000 square feet during 1996.
The Company has also rented a 20,000 square foot facility in Freiburg, Germany for use as its European headquarters. In addition, the Company leases small sales offices, typically on a short-term basis, at 11 locations in the United States and in Canada, Austria, Belgium, France, Ireland, Italy, Spain and the United Kingdom.

ITEM 3.   LEGAL PROCEEDINGS:

     There are no legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1995.


EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

Name                     Age  Position
--------------          ----  ---------------------
Kim B. Edwards           48   President, Chief Executive Officer and Director

Leonard C. Purkis        47   Senior Vice President, Finance and Chief Financial
                              Officer

Srini Nageshwar          53   Senior Vice President, Europe

Anton J. Radman, Jr.     43   Senior Vice President, Strategic Business
                              Development

Leon J. Staciokas        67   Senior Vice President and Chief Internal Operating
                              Officer

M. Wayne Stewart         50   Senior Vice President, Operations

Edward D. Briscoe        33   Vice President, Sales

Reed M. Brown            42   Vice President, Manufacturing

Timothy L. Hill          37   Vice President, Marketing

Willard C. Kennedy       49   Vice President, Worldwide Logistics and
                              Materials

Donald R. Sterling       59   Vice President, Corporate Counsel and
                              Secretary

John G. Thompson         55   Vice President, Outsourcing


     Kim B. Edwards joined the Company as President and Chief Executive Officer on January 1, 1994. Mr. Edwards served as President and Chief Executive Officer of Gates Energy Products, Inc., a manufacturer of rechargeable batteries and the successor of General Electric Battery Division, from March 1993 to December 1993. From January 1987 until March 1993, Mr. Edwards served in various other executive positions for Gates Energy Products, Inc., including Vice President and General Manager of its Consumer Business Unit and Vice President of Marketing and Sales. Prior to that, Mr. Edwards was employed for 18 years at General Electric Company in various marketing and sales positions.

     Leonard C. Purkis joined the Company as Senior Vice President, Finance and Chief Financial Officer in March 1995. Mr. Purkis also served as Treasurer of the Company from March 1995 until January 1996. Mr. Purkis joined Iomega following 12 years at General Electric Company, where his most recent assignment was as Senior Vice President of Finance at GE Capital Fleet Services. He also held positions in the Financial Services, Lighting and Plastics businesses, with assignments in Europe and the U.S.

     Srini Nageshwar was promoted to Senior Vice President, Europe in April 1991. Mr. Nageshwar joined the Company in January 1991 as Vice President, Europe. Prior to joining the Company, Mr. Nageshwar was Executive Vice President for Marketing, Sales and Operations of OAZ Communications, a network fax server company, from February 1990 to December 1990. Prior to that, he was President and Chief Operating Officer of Cumulus Corp., a memory peripherals manufacturing company, from January 1989 to February 1990. Prior to that, Mr. Nageshwar spent 24 years in marketing and general management positions with Hewlett-Packard, a computer company, most recently as Value-Added Business Manager.

     Anton J. Radman, Jr., has been Senior Vice President, Strategic Business Development since April 1995. Mr. Radman joined the Company in April 1980 and his previous positions with the Company have included Senior Vice President, Sales and Marketing, Senior Vice President, Corporate Development, President of the Bernoulli Optical Systems Co. (BOSCO) subsidiary of the Company, Vice President, Research and Development, Vice President, OEM Products and Sales Manager, and Senior Vice President, Micro Bernoulli Division.

     Leon J. Staciokas has been Senior Vice President and Chief Internal Operating Officer since April 1993. Mr. Staciokas joined the Company in August 1987 as Senior Vice President - Operations. He served as acting Chief Executive Officer of the Company from October 1993 until January 1994. Mr. Staciokas plans to retire during 1996, although he may continue with the Company for some period of time in a consulting role.

     M. Wayne Stewart joined the Company as Senior Vice President, Operations in January 1996. Prior to that, Mr. Stewart was Vice President of Global Manufacturing Concepts and Engineering Services at Whirlpool Corporation, a consumer appliance company, from January 1995 to December 1995. From September 1970 to December 1994, Mr. Steward was Manufacturing Manager for Hewlett-Packard.

     Edward D. Briscoe joined the Company as Vice President, Sales in January 1995. From May 1993 to January 1995, Mr. Briscoe was Director of Sales and Marketing for Apple Computer's Personal Interactive Electronics Division. Prior to that, Mr. Briscoe was Executive Assistant to the President of Apple USA.
From July 1987 to April 1992, he held various sales management positions with Apple Computer, Inc. Previously, Mr. Briscoe was an Account Marketing Representative for IBM, Inc. From June 1984 to July 1987.

     Reed M. Brown joined the Company as Vice President, Manufacturing in February 1996. Prior to that, Mr. Brown was Director of Manufacturing at Quantum Corporation, a manufacturer of hard disk drives, from March 1994 to January 1996. From January 1979 to February 1994, Mr. Brown was Production Manager for Hewlett-Packard Company.

     Timothy L. Hill joined the Company as Vice President, Marketing in July 1994. Mr. Hill was Vice President, Marketing of Falcon Microsystems, a federal reseller and systems integrator, from August 1993 to July 1994. Prior to that, Mr. Hill was Director of Marketing and Sales for the Consumer Business Division of Gates Energy Products from January 1988 to August 1993. Prior to January 1988, Mr. Hill was Marketing Manager for the Consumer Camera Products Division of Polaroid Corporation, a producer of photography equipment and supplies.

     Willard C. Kennedy joined the Company as Vice President, Worldwide Logistics and Materials in November 1995. From January 1994 to November 1995, he was Senior Vice President and General Manager of the Digital Videocommunications Systems for Philips Consumer Electronics. He also held positions at Philips Consumer Electronics as Vice President of Logistics from October 1992 to January 1994 and Vice President of Purchasing from September 1990 to October 1992. Before joining Philips, Mr. Kennedy held a variety of management positions in manufacturing, purchasing and engineering over a period of 20 years with General Electric Company.

     Donald R. Sterling was promoted to Vice President, Corporate Counsel and Secretary in April 1994. Prior to that, he was Vice President for Legal Affairs and Secretary from August 1993 to March 1994. Mr. Sterling joined the Company in September 1988.

     John G. Thompson has been Vice President, Outsourcing since January 1996. He was Vice President, Corporate Manufacturing from January 1993 to January 1996. Prior to that, Mr. Thompson was Vice President, Materials, Procurement and Engineering Services from March 1988 until January 1992. Mr. Thompson was Vice President/Controller of the Company from January 1988 until March 1988.

     Executive Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                             PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS:

     The information required by this item is found in the section entitled "Securities" of the Company's 1995 Annual Report, which section is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA:

     The information required by this item is found in the tables entitled "Trends in Operations" and "Financial Conditions and Trends" of the Company's 1995 Annual Report, which tables are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The information required by this item is found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1995 Annual Report, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The information required by this item is contained in the section entitled "Financial and Operating Highlights" of the Company's 1995 Annual Report, which section is incorporated herein by reference, and in the financial statements and schedules referred to in the Index to Consolidated
Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item appears in the section entitled "ELECTION OF DIRECTORS - Nominees" of the Company's Proxy Statement for its 1996 annual meeting of stockholders and the section of such Proxy Statement entitled "ELECTION OF DIRECTORS - Board and Committee Meetings", which sections are incorporated herein by reference. Information regarding the executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required by this item appears in the sections entitled "ELECTION OF DIRECTORS -- Director's Compensation", "ELECTION OF DIRECTORS -- Executive Compensation", "ELECTION OF DIRECTORS -- Employment and Severance Agreements" and "ELECTION OF DIRECTORS -- Certain Business Relationships" of the Company's Proxy Statement for its 1996 annual meeting of stockholders, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The information required by this item is contained in the section entitled "Beneficial Ownership of Common Stock" of the Company's Proxy Statement for its 1996 annual meeting of stockholders, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is contained in the sections entitled "ELECTION OF DIRECTORS -- Employment and Severance Agreements" and "ELECTION OF DIRECTORS -- Certain Business Relationships" of the Company's Proxy Statement for its 1996 annual meeting of stockholders, which sections are incorporated herein by reference.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1995.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IOMEGA CORPORATION


                                   By:  /s/ Kim B. Edwards
                                        Kim B. Edwards
                                        Chief Executive Officer

                                   Date:     March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                    Title                            Date
                                                            )
/s/Kim B. Edwards         Chief Executive Officer and       )
Kim B. Edwards            Director (Principal executive     )
                          officer)                          )
                                                            )
/s/Leonard C. Purkis      Senior Vice President-Finance and )
Leonard C. Purkis         Chief Financial Officer (Principal)
                          financial and accounting officer) )
                                                            )
/s/ David J. Dunn         Chairman of the Board of Directors)
David J. Dunn                                               )
                                                            )
/s/ Willem H.J. Andersen  Director                          )
Willem H.J. Andersen                                        )
                                                            )
                          Director                          )
Robert P. Berkowitz                                         )
                                                            )
                          Director                          )
Anthony L. Craig                                            )
                                                            )
/s/ Michael J. Kucha      Director                          )
Michael J. Kucha                                            )
                                                            )
/s/ John R. Myers         Director                          )
John R. Myers                                               )
                                                            )
/s/ John E. Nolan, Jr.    Director                          )
John E. Nolan, Jr.                                          )
                                                            )
/s/ Johne E. Sheehan      Director                          )
The Honorable                                               )
John E. Sheehan                                             )

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                   FINANCIAL STATEMENT SCHEDULE


     The following consolidated financial statements appear in the Company's 1995 Annual Report to Stockholders and are incorporated herein by reference:

     Description

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 1995 and 1994

Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements


     The following schedule is included in this Annual Report on Form 10-K:


     Description                                       Page Reference


Report of Independent Public Accountants on Consolidated
     Financial Statement Schedules . . . . . . . . . . .         21

II  - Valuation and Qualifying Accounts. . . . . . . . .         22

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


To Iomega Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Iomega Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 20 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP


Salt Lake City, Utah
January 26, 1996

                    IOMEGA CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                 Balance at  charged to             Balance
                                 beginning   costs and              at end
        Description              of period    expenses  Deductions  of period
------------------------------   ----------  ---------  ----------  ---------
                                                       (In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year ended December 31, 1995    $   1,627    $   799   $   565  *  $   1,861

 Year ended December 31, 1994    $   1,547    $   323   $  (243) *  $   1,627

 Year ended December 31, 1993    $     901    $   792   $  (146) *  $   1,547


PRICE PROTECTION AND PROMOTION RESERVE:

 Year ended December 31, 1995    $     169    $ 7,103   $(5,639) ** $   1,633

 Year ended December 31, 1994    $      67    $ 1,143   $(1,041) ** $     169

 Year ended December 31, 1993    $      73    $ 2,403   $(2,409) ** $      67


ACCRUED RESTRUCTURING COSTS:

 Year ended December 31, 1994    $   6,818    $   875   $(7,693)    $       -

 Year ended December 31, 1993    $       -    $ 8,080   $(1,262)    $   6,818


OTHER RESTRUCTURING RESERVES:

 Year ended December 31, 1994    $   4,649    $ 2,063   $(6,712)    $       -

 Year ended December 31, 1993    $       -    $ 4,649   $     -     $   4,649


*  Represents write-offs of Accounts Receivable

** Credits granted against Accounts Receivable

      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 2-87671, 33-13083, 33-20432, 33-23822, 33-41083, 33-54438, 33-59027 and
33-62029.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 1996

                          EXHIBIT INDEX


     The following exhibits are filed as part of this Annual Report on Form 10-K:




Exhibit
Number           Description
---------     -------------------------------
   3.1   (17)     Restated Certificate of Incorporation of the Company, as
                  amended

   3.2    (1)     By-Laws of the Company, as amended

   4.1   (18)     Indenture, dated March 13, 1996, between the Company
                  and State Street Bank and Trust Company

   4.2    (7)     Rights Agreement dated as of July 28, 1989 between the
                  Company and The First National Bank of Boston, as Rights Agent

   4.2(a) (8)     Amendment No. 1 dated September 24, 1990 to Rights
                  Agreement dated as of July 28, 1989 between the Company and The First National Bank of Boston

  10.1   (11)     Lease dated January 6, 1993 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 1

  10.1(a) Amendment to lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 1

  10.2 Lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 2

  10.3    (3)     Lease dated November 9, 1992 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 3

  10.3(a) Amendment to lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 3

  10.4    (3)     Lease dated November 9, 1992 between the Company and
                  Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 4

  10.4(a) Amendment to lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 4

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

  10.6(a) Amendment to lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 6

  10.7    (2)     Lease dated June 21, 1991 between the Company
                  and Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 7

  10.7(a)(13)     Amendment to Lease dated May 20, 1994 between the
                  Company and Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 7

  10.7(b) Second amendment to lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 7

  10.8    (3)     Lease dated November 9, 1992 between the
                  Company and Damson/Birtcher Realty Income Fund-II, Limited
                  Partnership relating to Iomega Park Building No. 8

  10.8(a) Amendment to lease dated August 14, 1995 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 8

  10.9 Lease Agreement dated January 25, 1996 between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager

**10.10   (2)     1981 Stock Option Plan of the Company, as amended

**10.11   (2)     1987 Stock Option Plan of the Company, as amended

**10.12   (2)     1987 Director Option Plan of the Company, as amended

**10.13   (18)    1995 Director Stock Option Plan of the Company, as amended

**10.14   (2)     Employment Letter dated January 11, 1991 between the
                  Company and Srini Nageshwar

**10.15  (13)     Employment Letter dated November 29, 1993 between the
                  Company and Kim Edwards

**10.16   (3)     Expatriate Agreement dated January 1, 1992 between the
                  Company and Srini Nageshwar

  10.17   (3)     Form of Indemnification Agreement between the Company and
                  each of its directors

  10.18   (7)     Rights Agreement dated as of July 28, 1989 between the
                  Company and The First National Bank of Boston, as Rights
                  Agent

  10.18(a)(8)     Amendment No. 1 dated September 24, 1990 to Rights
                  Agreement dated as of July 28, 1989 between the Company and The First National Bank of Boston

  10.19  (13)     Indemnity Agreement, dated April 21, 1994 between
                  the Company and Srini Nageshwar

**10.20  (11)     Secured Installment Promissory Note, dated September 17,
                  1993, between the Company and Fred Wenninger

**10.21  (11)     Letter Agreement, dated April 13, 1993, between the Company and Anton J. Radman, Jr.

**10.22  (14)     1995 Iomega Incentive Plan

**10.22(a)(15)    1995 Iomega Incentive Plan Awards for Named Executive Officers

  10.23  (14)     Consulting Agreement with John Myers

  10.24  (16)     Iomega Incentive Plan for Kim B. Edwards

  10.26  (16)     Loan Agreement, dated July 5, 1995, between the Company and
                  Wells Fargo Bank, N.A., Commercial Finance Division

  10.26(a)(16)    Security Agreement, dated July 5, 1995, between the
                  Company and Wells Fargo Bank, N.A., Commercial Finance
                  Division

  10.26(b)16)     Wells Fargo Continuing Commercial Letter of Credit
                  Agreement, dated July 5, 1995

  10.26(c) First Amendment to Loan Agreement, dated August 24, 1995, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

  10.26(d) Second Amendment to Loan Agreement, dated October 16, 1995, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

  10.26(e) Third Amendment to Loan Agreement, dated November 30, 1995, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

  10.26(f) Fourth Amendment to Loan Agreement, dated January 12, 1996 between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

  10.27 Master Lease Agreement, dated August 29, 1995, between the Company and USL Capital Corporation

  10.28 Loan Commitment Agreement, dated October 23, 1995, between the Company and Heller Financial, Inc., Commercial Equipment Finance Division

  10.29 Factoring Agreement, dated November 10, 1995, between Iomega Europe GmbH and Heller Bank, AG

  10.30 Revolving Loan Agreement, dated January 12, 1996, between the Company and First Security Bank of Utah, N.A.

  10.31  (17)     Indenture, dated March 13, 1996, between the Company and
                  State Street Bank and Trust Company

  13.1 Portions of the Company's 1995 Annual Report (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report of Form 10-K)

  21.1            Subsidiaries of the Company

  23.1 Consent of Independent Public Accountants (appears on page 24 of this Annual Report on Form 10-K)


------------
** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

(13) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the period ended December 31, 1994.

(14) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1995.

(15) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1995.

(16) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1995.

(17) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3. (File No. 33-64995)

(18) Incorporated by reference to Appendix to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders.