Form 10-Q
period 1996-03-31
IOMEGA CORP
filed 1996-05-15
CIK 352789

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                        ---------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-11963




                                     [LOGO]
                                     IOMEGA




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

                         Yes     X        No
                             ---------       ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

   COMMON STOCK, PAR VALUE $.03 1/3                   59,523,109*
     (Title of each class)                        (Number of shares)


* Does not give effect to a 2-for-1 stock split declared on April 23, 1996 to be paid in the form of 100% stock dividend on or about May 20, 1996 to stockhoders of record on May 6, 1996. All other amounts in this report have been adjusted to give effect to the stock split (see Note 2).

- --------------------------------------------------------------------------------

                                  IOMEGA CORPORATION

                                  TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I -    FINANCIAL INFORMATION

            Condensed consolidated balance sheets at
                  March 31, 1996 and December 31, 1995. . . . . . . . .        2

            Condensed consolidated statements of operations
                  for the three months ended March 31, 1996
                  and April 2, 1995 . . . . . . . . . . . . . . . . . .        4

            Condensed consolidated statements of cash flows
                  for the three months ended March 31, 1996
                  and April 2, 1995 . . . . . . . . . . . . . . . . . .        5

            Notes to condensed consolidated financial statements. . . .        6

            Management's discussion and analysis of financial
                  condition and results of operations . . . . . . . . .       11

PART II -   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .       16

            SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .       17

            EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . .       18



This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Quarterly Report on Form 10-Q.

                                  IOMEGA CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                     (Unaudited)

                                                     March 31,     December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                           (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                           $    701        $  1,023
  Trade receivables (net)                              144,746         105,955
  Inventories                                          105,631          98,703
  Deferred income taxes                                  9,929           2,778
  Other current assets                                   8,537           3,673
                                                      --------        --------

    Total current assets                               269,544         212,132
                                                      --------        --------

PROPERTY AND EQUIPMENT, at cost                        121,601         103,149
  Less - accumulated depreciation and amortization     (52,961)        (49,779)
                                                      --------        --------

  Net property and equipment                            68,640          53,370
                                                      --------        --------

DEFERRED INCOME TAXES                                      248             520
                                                      --------        --------

OTHER ASSETS                                             2,934             205
                                                      --------        --------

                                                      $341,366        $266,227
                                                      --------        --------
                                                      --------        --------


                   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                  IOMEGA CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                     (Unaudited)

                                                     March 31,     December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                           (In thousands)
CURRENT LIABILITIES:
  Current portion of notes payable                    $ 30,051        $ 47,640
  Accounts payable                                     116,643          94,782
  Bank overdraft                                         6,582          11,833
  Other accrued liabilities                             48,168          39,331
  Income taxes payable                                  11,364           5,141
  Current portion of capitalized lease obligations       2,339             782
                                                      --------        --------

    Total current liabilities                          215,147         199,509
                                                      --------        --------

CAPITALIZED LEASE OBLIGATIONS, net of current portion    4,324           1,481
                                                      --------        --------

NOTES PAYABLE, net of current portion                    2,300           2,551
                                                      --------        --------

CONVERTIBLE SUBORDINATED NOTES, 6.75%, due 2001         46,000               -
                                                      --------        --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    4,750,000 shares                                         -               -
  Series C junior participating preferred
    stock, authorized 250,000 shares, none issued            -               -
  Common stock, $.03 1/3 par value; authorized
    150,000,000 shares, 119,046,218 and 117,638,670
    shares outstanding at March 31, 1996 and
    December 31, 1995, respectively                      3,968           3,921
  Additional paid-in capital                            51,175          49,512
  Deferred compensation                                   (922)              -
  Retained earnings                                     19,374           9,253
                                                      --------        --------

    Total stockholders' equity                          73,595          62,686
                                                      --------        --------

                                                      $341,366        $266,227
                                                      --------        --------
                                                      --------        --------


                   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                                  IOMEGA CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                     For the Three Months Ended
                                                   -----------------------------
                                                      March 31,      April 2,
                                                        1996           1995
                                                   -------------   -------------
                                                       (In thousands except
                                                           per share data)
SALES                                                 $221,988        $ 40,112

COST OF SALES                                          162,088          28,395
                                                      --------        --------

  Gross Margin                                          59,900          11,717
                                                      --------        --------

OPERATING EXPENSES:
  Selling, general and administrative                   33,156           9,349
  Research and development                               6,991           4,126
                                                      --------        --------

    Total operating expenses                            40,147          13,475
                                                      --------        --------

OPERATING INCOME (LOSS)                                 19,753          (1,758)

  Interest expense                                      (2,257)             (6)
  Foreign currency loss                                    (93)         (1,044)
  Other income (expense)                                  (811)          1,030
                                                      --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                       16,592          (1,778)

  Benefit (provision) for income taxes                  (6,471)            280
                                                      --------        --------

NET INCOME (LOSS)                                     $ 10,121        $ (1,498)
                                                      --------        --------
                                                      --------        --------

NET INCOME (LOSS) PER COMMON SHARE                    $   0.08        $  (0.01)
                                                      --------        --------
                                                      --------        --------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Includes effects of stock splits (see Note 2)         128,838         112,602
                                                      --------        --------
                                                      --------        --------


                   The accompanying notes to condensed consolidated
            financial statements are an integral part of these statements.

                                  IOMEGA CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     For the Three Months Ended
                                                   -----------------------------
                                                      March 31,      April 2,
                                                        1996           1995
                                                   -------------   -------------
                                                           (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $ 10,121        $ (1,498)
  Non-cash Revenue and Expense Adjustments:
    Depreciation and amortization expense                4,179           1,843
    Deferred income tax (benefit) provision             (6,879)           (367)
    Other                                                  107             432
  Changes in Assets and Liabilities:
    Trade receivables (net)                            (38,791)         (3,485)
    Inventories                                         (6,928)         (2,796)
    Income taxes payable                                 6,223             (24)
    Other current assets                                (4,864)         (1,316)
    Accounts payable and bank overdraft                 16,610           5,744
    Accrued liabilities                                  8,837             804
                                                      --------        --------
    Net cash used in operating activities              (11,385)           (663)
                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and leasehold improvements     (14,608)         (4,302)
  Purchase of temporary investments                          -          (2,090)
  Sale of temporary investments                              -             990
  Net decrease in other assets                             108               -
                                                      --------        --------
    Net cash used in investing activities              (14,500)         (5,402)
                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of Common Stock                      595             217
  Proceeds from issuance of notes payable              365,096               -
  Payments on notes payable and capitalized
    lease obligations                                 (383,377)              -
  Tax benefit from early dispositions of
    employee stock                                          86              53
  Net proceeds from issuance of convertible notes       43,163               -
  Proceeds from notes receivable from shareholders           -             597
                                                      --------        --------
    Net cash provided from financing activities         25,563             867
                                                      --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (322)         (5,198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,023          16,861
                                                      --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    701        $ 11,663
                                                      --------        --------
                                                      --------        --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

  Sale of common stock for a note                     $      -        $    283
                                                      --------        --------
                                                      --------        --------

  Machinery and equipment financed under
    capitalized lease obligations                     $  4,841        $      -
                                                      --------        --------
                                                      --------        --------


                   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  IOMEGA CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of March 31, 1996 and December 31, 1995, the results of operations for the three-month periods ended March 31, 1996 and April 2, 1995, and cash flows for the three-month periods ended March 31, 1996 and April 2, 1995.

    The results of operations for the three-month periods are not necessarily indicative of the results for the entire year.

    These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into Iomega Corporation's latest Annual Report on Form 10-K.

    PERVASIVENESS OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

    REVENUE RECOGNITION -- Revenue is recognized when units are shipped to customers. However, revenue recognition is deferred on shipments to customers with right of return privileges whose inventory is in excess of estimated normal customers' inventory requirements. The gross margin associated with the deferral of sales in excess of normal customers' inventory requirements totaled $6,613,000 and $3,207,000 at March 31, 1996 and December 31, 1995, respectively, and is included in deferred revenue as a component of other accrued liabilities in the accompanying condensed consolidated balance sheets.

    In addition, the Company records reserves at the time of shipment for estimated volume rebates and price protection credits to be issued to customers. These reserves totaled $3,487,000 and $1,633,000 at March 31, 1996 and December 31, 1995, respectively, and are netted against accounts receivables in the accompanying condensed consolidated balance sheets.

    PRICE PROTECTION -- The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the reduced price on units in the customers' inventories at the date of a price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to the qualifying customers.

                                  IOMEGA CORPORATION

(1) SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

    FOREIGN CURRENCY TRANSLATION -- For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations is the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

    BANK OVERDRAFT -- The bank overdraft represents those checks which have been disbursed to vendors but have not been presented to the bank for clearance. Upon presentment to the bank, the bank overdraft will be funded by the revolving line of credit, thereby reducing the availability under the line (see Note 4).

    INVENTORIES -- Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                               March 31,    December 31,
                                 1996           1995
                             ------------  --------------
                                   (In thousands)
         Raw materials         $ 88,564            $ 89,030
         Work-in-process          8,299               5,680
         Finished goods           8,768               3,993
                               --------            --------

                               $105,631            $ 98,703
                               --------            --------
                               --------            --------

    RECLASSIFICATIONS -- Certain reclassifications were made to the prior periods' condensed consolidated financial statements to conform with the current presentation.

    NET INCOME (LOSS) PER COMMON SHARE -- Net income (loss) per common share is based on the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period. Common Stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to weighted average shares outstanding. The outstanding shares and earnings per share have been restated for all periods presented to reflect the impact of the stock splits described in
    Note 2.

(2) STOCK SPLITS

    In December 1995, the Board of Directors approved a 3-for-1 Common Stock split, which was effected in the form of a 200% Common Stock dividend, paid on January 31, 1996 to stockholders of record at the close of business on January 15, 1996. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements.

    On April 23, 1996, the Company's Board of Directors declared a 2-for-1 stock split which will be effected in the form of a 100% stock dividend. The dividend will be distributed on or about May 20, 1996 to stockholders of record on May 6, 1996. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements.

                                  IOMEGA CORPORATION

(2) STOCK SPLITS (CONCLUDED)

    In connection with each stock split, proportional adjustments were made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.

(3) INCOME TAXES

    Income tax expense for the three months ended March 31, 1996 has been provided at an effective rate of 39% compared to an effective rate of 27% for 1995. This tax rate is based on the Company's projected domestic and foreign pre-tax income for 1996. The increase in the effective tax rate is due to the Company's full utilization of available tax credits and foreign net operating loss carryforwards in 1996, and because pre-tax income of certain foreign operations is subject to foreign income taxes at a rate in excess of the U.S. statutory rate. The higher tax on foreign operations is expected to offset the benefits of the tax credits and net operating loss carryforwards.

    Cash paid for income taxes was $4,772,000 for the first three months of 1996 and $23,000 for the corresponding period in 1995.

(4) DEBT

    LINE OF CREDIT -- On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells Fargo Bank, N.A. ("Wells Fargo Bank") The agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $60 million or 80% of eligible accounts receivable, with a 10% overadvance provision through April 12, 1996. The revolving credit line bears interest at the bank's prime rate plus 1%, and the term loans bear interest at the bank's prime rate plus 1.25%. Total availability under the Wells Fargo agreement at March 31, 1996 was $56.4 million, of which $5.1 million (exclusive of bank overdrafts of $6.6 million) had been drawn. The $5.1 million outstanding consisted of $1.8 million under the revolving credit facility and $3.3 million under the term loan facility. The agreement expires June 30, 1996. Among other restrictions, covenants within the agreement require the Company maintain minimum levels of working capital and net worth.

    Effective May 13, 1996, the Company renewed and amended its loan agreement with Wells Fargo Bank. The amended agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $100 million or 80% of eligible accounts receivable. Amounts outstanding are collateralized by accounts receivable, inventory, equipment, general intangibles and certain other assets. The new revolving line bears interest at the bank's prime rate plus .5% and the term loans bear interest at the bank's prime rate plus .75%. This agreement expires June 30, 1997. Under this agreement, the Company may also secure financing of equipment purchases from third parties up to a maximum of $75 million, less term loans outstanding to Wells Fargo Bank. Among other restrictions, covenants within the agreement require the Company to maintain minimum levels of working capital and net worth.

                                  IOMEGA CORPORATION

(4) DEBT (CONCLUDED)

    CAPITAL LEASES -- Under the above agreement with Wells Fargo, the Company may also secure financing of equipment purchases from third parties up to a maximum of $75 million, less term loans outstanding to Wells Fargo. In August of 1995, the Company entered into an agreement to provide capital lease financing for the purchase of certain manufacturing equipment. The total amount of capital lease commitments at March 31, 1996 is $6.7 million.

    OTHER TERM NOTES -- During 1995, the Company entered into term notes with financial institutions. The proceeds of the notes were used to purchase manufacturing equipment. The term notes have 36-month terms which mature at various dates from November 1988 to January 1999. Interest rates are fixed and range from 8.89% to 9.11%. At March 31, 1996, the Company has $3.3 million outstanding on these notes. The notes are secured by the equipment purchased. The term notes require the Company to maintain minimum levels of working capital, net worth, and quarterly operating income.

    FINANCING OF EUROPEAN ACCOUNTS RECEIVABLE -- In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million) which involves the sale of a portion of the foreign subsidiary's accounts receivable to the bank. The agreement expires in November 1996. Such sales of receivables are limited to 90% of eligible accounts receivable subject to certain credit limits. The Company has retained the bad debt risk on the receivables up to DM 1 million per customer. At March 31, 1996, borrowings against the agreement totaled $23.9 million.

    Cash paid for interest was $1,524,000 during the first quarter of 1996, including interest on capital leases. There was no debt outstanding during the first quarter of 1995. Included in interest expense for the three months ended March 31, 1996 was $211,000 of amortization of deferred charges associated with obtaining the debt.

(5) CONVERTIBLE SUBORDINATED NOTES

    In March 1996, the Company issued $46,000,000 in convertible subordinated notes. The net proceeds from the issuance of the notes totaled $43.2 million and were used to pay down other debts and for operating requirements. The notes carry an interest rate of 6.75% and interest payments are payable semi-annually on March 15 and September 15 in each year commencing on September 15, 1996. The notes mature on March 15, 2001. The notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

    The notes are convertible into Common Stock of the Company at the option of the holder at any time after 60 days following the latest date of original issuance thereof and at or before maturity, unless previously redeemed or repurchased, at a conversion price of $9.875 per share (equivalent to a conversion rate of approximately 101.26 shares per $1,000 principal amount of notes), subject to adjustment in certain events.

                                  IOMEGA CORPORATION

(5) CONVERTIBLE SUBORDINATED NOTES (CONCLUDED)

    The notes are redeemable at any time on or after March 15, 1999, in whole or in part, at the option of the Company, at declining redemption prices, 102.7% for 1999 and 101.35% for 2000, together with accrued interest, if any, to the redemption date.

    In the event any repurchase event, as defined in the indenture agreement, occurs, each holder of notes may require the Company to repurchase all or any part of such holder's notes at 100% of the principal amount thereof plus accrued interest to the repurchase date.

(6) OTHER MATTERS

    SIGNIFICANT CUSTOMERS -- During the fiscal quarter ended March 31, 1996, sales to Ingram Micro D, Inc. accounted for 11% of consolidated sales. During the fiscal quarter ended April 2, 1995, sales to no single customer accounted for more than 10% of the Company's sales.

    FORWARD EXCHANGE CONTRACTS -- The Company has commitments to sell foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations. In addition, the Company purchases components denominated in Yen and has purchased forward contracts to buy Yen.

    The outstanding forward exchange sales and (purchase) contracts at March 31, 1996 are as follows. The contracts mature in April through June of 1996.

                                                            Contracted
                                    Amount      Currency    Forward Rate
                                    ------      --------    ------------

    German Deutsche Marks       (6,300,000)       DM          1.4688
    Great Britain Pound          4,900,000        GBP         1.5255
    French Franc                15,500,000        FRF         5.017
    Spanish Pesta              337,000,000        ESB       124.98
    Italian Lira             5,700,000,000        ITL      1584.8
    Japanese Yen            (1,298,372,579)       YEN       102.45 - 106.68

    Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. At March 31, 1996 and December 31, 1995, all of the Company's foreign currency contracts are being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                                  IOMEGA CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In December 1995, the Company's Board of Directors declared a 3-for-1 stock split, effected in the form of a 200% common stock dividend which was paid on January 31, 1996. In April 1996, the Company's Board of Directors declared a 2-for-1 stock split, which will be effected in the form of a 100% stock dividend on or about May 20, 1996 to stockholders of record on May 6, 1996. The following discussion gives retroactive effect to these stock splits for all periods presented.

RESULTS OF OPERATIONS

The Company reported record quarterly sales of $222.0 million in the first quarter ended March 31, 1996. The Company recorded net income of $10.1 million, or $0.08 per share, for the first quarter ended March 31, 1996, compared to a net loss of $1.5 million, or $0.01 per share, for the first quarter ended April 2, 1995.

SALES

Sales for the three months ended March 31, 1996 increased by $181.9 million, or 453%, when compared to the corresponding period of 1995. The primary reason for the increase was sales of Zip and Jaz products, which began shipping in March 1995 and December 1995, respectively. Increased sales of Ditto products also contributed to the increased sales. These sales increases were partially offset by reduced sales of Bernoulli products.

In the first quarter of 1996, sales of Zip and Jaz products accounted for $185 million or 84% of sales. Ditto products accounted for $28 million or 12% of sales in the first quarter of 1996, an increase of 60% over the first quarter of 1995. Bernoulli and other product sales totaled $9 million or 4% of sales in the first quarter of 1996, compared to $21 million or 52% of sales in the first quarter of 1995.

Sales outside of the United States in the first quarter of 1996, were $83.9 million, or 38% of sales, when compared to $17.1 million, or 43% for the same period in 1995. The reasons for the sales increases outside of the United States were similar to the reasons for the total increase in consolidated sales.

Management expects increased sales of Zip, Jaz and Ditto products through the remainder of 1996. However, the Company is still experiencing some component shortages which may continue to limit production and, therefore, sales. In addition, future market demand for the Company's products cannot be predicted with certainty. Accordingly, there can be no assurance that future sales will materialize as expected.

GROSS MARGIN

The Company's gross margin percentage for the three-month period ended March 31, 1996 was 27%, compared to 29% for the comparable period of 1995. The decline in gross margin percentage is due to a shift in product mix from higher margin Bernoulli products to lower margin Ditto, Jaz and Zip products.
 Start-up costs associated with Jaz products also contributed to the decline in gross margin percentage.

                                  IOMEGA CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Gross margins for the remainder of 1996 will depend in large part on sales of Zip and Jaz disks, which generate significantly higher gross margin than the corresponding drives, and on the sales mix between disks and drives. Historically, the gross margin of Bernoulli products has generally been in excess of 40%; the gross margin of Zip, Jaz and Ditto product lines have been significantly lower. Although the Company expects the gross margins of Zip and Jaz products to increase as production increases and start-up costs associated with Jaz products decrease, it does not expect them to achieve the levels historically achieved by Bernoulli. In addition, gross margins may be affected significantly by the mix between sales to OEM and retail sales, the Company's ability to achieve planned cost reductions and future price reductions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses represented 15% of sales for the first quarter of 1996, compared to 23% for the corresponding period of 1995. The decline in this percentage was primarily due to the increased sales volumes in 1996. The actual selling, general and administrative expenses increased by $23.8 million for the three-month period ended March 31, 1996, as compared to the corresponding prior year period. The increased expenses were primarily the result of advertising expenses incurred to increase awareness of Ditto and Zip, variable selling expenses, and increased salaries and wages resulting from increased headcount in all areas of sales, marketing and administration. Management expects selling, general and administrative expenses, in absolute dollars, to increase further in the remainder of 1996 due to planned additional advertising expenses, trade show expenses, variable selling expenses, and increased fixed administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were 3% of sales for the three month period ended March 31, 1996, compared to 10% for the three month period ended April 2, 1995. The decline in percentages is primarily due to the increased sales volumes in 1996. The actual research and development expenses increased by $2.9 million for the first quarter of 1996 compared to the corresponding period of 1995. These increases were primarily the result of expenditures related to the continued development of the Zip, Ditto and Jaz products. Management expects continued increases in research and development expenses, in absolute dollars, in the remainder of 1996 as the result of planned increases in the resources dedicated to future product development and enhancement.

OTHER

Interest expense increased by $2.2 million in the first quarter of 1996 as compared to the first quarter of 1995. This increase is primarily due to interest expense associated with the Wells Fargo line of credit, financing of European accounts receivable, capital leases, other term notes and the Convertible Notes.

During the first quarter of 1995, the Company recorded a net foreign currency loss of $1.0 million as a result of the U.S. dollar weakening against European currencies.

Other income in the first quarter of 1995 consisted primarily of interest income, royalty income and other miscellaneous income. Other expense in the first quarter of 1996 consisted of various miscellaneous other expense items.

                                  IOMEGA CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



INCOME TAXES

For the first quarter of 1996, the Company recorded a tax provision of $6.5 million representing an effective tax rate of 39%. The tax rate has increased from an effective rate of 27% during 1995 due to the Company's full utilization of available tax credits and foreign net operating loss carryforwards in 1996. The Company anticipates that the effective income tax rate will remain at 39% throughout 1996. However, differences between the currently anticipated mix of foreign income versus domestic income, and the actual mix, will have an impact on the income tax rate that is recorded in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash and cash equivalents of $.7 million, working capital of $54.4 million, and a ratio of current assets to current liabilities of 1.3 to 1. For the first three months of 1996, the Company's cash positions remained flat, with $11.4 million used in operating activities and $14.5 million used in investing activities, offset by $25.6 million provided by financing activities.

On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells Fargo. Effective May 13, 1996, the Company renewed and amended its loan agreement with Wells Fargo. The amended agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $100 million or 80% of eligible accounts receivable. Amounts outstanding are collateralized by accounts receivable, inventory, equipment, general intangibles and certain other assets. The new revolving line bears interest at the bank's prime rate plus 0.5% and the term loans bear interest at the bank's prime rate plus 0.75%. This agreement expires June 30, 1997. Under this agreement, the Company may also secure financing of equipment purchases from third parties up to a maximum of $75 million, less term loans outstanding to Wells Fargo. Among other restrictions, covenants within the agreement require the Company to maintain minimum levels of working capital and net worth. In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million), which involves the sale of a portion of the foreign subsidiary's accounts receivable to the bank. In addition, the Company has entered into various agreements to provide capital lease financing and other term loans for the purchase of certain manufacturing equipment.

The Company's balance sheet at March 31, 1996 reflected short-term borrowings of $32.4 million, representing utilization of the revolving credit line with Wells Fargo of $1.8 million, term loans with Wells Fargo of $3.3 million, borrowings under the German loan agreement of $23.9 million and the short-term portion of capital lease obligations and other term loans of $3.4 million. At March 31, 1996, the Company's long-term borrowings were $52.6 million, consisting of $46.0 million of the Convertible Notes, $4.3 million in capitalized leases and $2.3 million of other term notes. The borrowings have been used to finance working capital needs, including increases in inventory and accounts receivable and capital expenditures related to production volume increases.

                                  IOMEGA CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Accounts receivable have increased by $38.8 million at March 31, 1996 compared to December 31, 1995, due to increased sales. Inventory increased by $6.9 million during the first quarter of 1996 due to build-ups in manufacturing capacity. The 7% increase in inventory as compared to the 49% increase in sales volume from the fourth quarter of 1995, reflects an increase in inventory turnover in the first quarter of 1996 versus the fourth quarter of 1995. Also, the inventory balance at March 31, 1996 was reduced by the sale of inventory, which had previously been consigned to one of the Company's suppliers. The increases in receivables and inventory were more than offset by increases in accounts payable and accrued liabilities of $25.4 million, and $43.2 million in net proceeds from convertible notes.

Fixed asset additions for the first quarter of 1996 totaled $19.4 million, offset by $4.8 million of proceeds from capital leases. These additions are primarily related to increased manufacturing capacity for Zip, Ditto and Jaz products. The Company expects capital expenditures in future quarters to continue to be significant as production capacity is added at the Company's current manufacturing facility, as well as tooling at vendor facilities and third-party manufacturing facilities.

The Company expects that proceeds from an anticipated stock offering, together with current sources of financing available to the Company, will be sufficient to fund the Company's operations into 1997, including any planned expense increases or capital expenditures discussed above. Thereafter, the Company anticipates that it may require additional funds to finance its operations. The precise amount and timing of the Company's funding needs cannot be determined at this time and will depend upon a number of factors, including the market demand for the Company's products, the availability of critical components, the Company's strategic alliances for the manufacture of its products, the progress of the Company's product development efforts, the success of the Company in improving its inventory management, and the Company's management of its cash and accounts payable, and the Company's ability to refinance its outstanding debt, a significant portion of which matures in late 1996. The Company currently expects that it would seek to obtain such funds from additional borrowing arrangements and/or a public offering of debt or equity securities. There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company, if at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1996, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is a market demand for new personal computer data storage solutions, there can be no assurance that the Company will be successful in establishing Zip and Jaz as accepted solutions for that market need. The extent to which Zip and Jaz achieve a significant market presence will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, the timing of the introduction of such solutions, and the success of the Company in establishing OEM arrangements for Zip and Jaz with leading personal computer manufacturers and in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices. In addition, component shortages or other factors limiting the supply of the Company's products could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance.

                                  IOMEGA CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)



A number of elements of the Company's business strategy may also directly impact the Company's future operating results. Because the Company's marketing strategy is based in significant part on generating consumer awareness of and demand for its products, the Company plans to incur significantly increased marketing and advertising expenses in 1996. In addition, a critical element of the Company's distribution strategy is the establishment of OEM arrangements for its Zip, Jaz and Ditto products. OEM sales generally provide lower gross margins than sales to other channels. Moreover, reductions in the prices of the Company's Zip, Jaz and Ditto products would likely have an adverse effect on gross margins for those products.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip and Jaz disks, which generate significantly higher margins than its disk drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip and Jaz drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing disks that are compatible with Zip and Jaz drives without infringing the Company's proprietary rights, or for any other reason, the Company's sales would be adversely affected, and its net income would be disproportionately adversely affected.

Although sales of Zip drives and disks were the primary reason for the Company's revenue growth during 1995 and the first quarter of 1996, sales of such products may be attributable in large part to the novelty of such products and the initial publicity surrounding the introduction of Zip and Jaz may not be indicative of the long-term demand for such products. Moreover, the retail market to which the Company's products are targeted is seasonal, with a substantial portion of total sales typically occurring in the fourth quarter, and sales slowdowns commonly occurring during the summer months. In addition, some retailers have been experiencing sales decreases and certain analysts have predicted continued softening of this market. Accordingly, investors should not assume that the sales growth experienced by the Company in 1995 and the first quarter of 1996 is an indication of future sales. Moreover, in light of the Company's revenue growth in 1995 and the change in the nature of its business over the past year, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful. In addition, the Company has experienced and may experience significant fluctuations in its quarterly operating results.

The Company's European sales are predominantly denominated in foreign currencies. In addition, the Company purchases certain components in foreign currencies. The Company enters into forward exchange contracts to sell and purchase foreign currencies as a means of hedging its foreign operating cash flows. Fluctuations in the value of foreign currencies relative to the U.S. dollar would result in foreign currency gains and losses.

PART II - OTHER INFORMATION

                                  IOMEGA CORPORATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

         (b) REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K dated February 1, 1996 incorporating a press release issued by the Company on February 1, 1996 entitled "Iomega Announces Public Offering on Hold" and a letter to shareholders dated February 5, 1996.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             IOMEGA CORPORATION
                                       -------------------------------
                                                   (Registrant)





                                       /s/ Kim B. Edwards
                                       -------------------------------
Dated: May 14, 1996                         Kim B. Edwards
                                       President and Chief Executive
                                       Officer





                                       /s/ Leonard C. Purkis
                                       -------------------------------
Dated: May 14, 1996                         Leonard C. Purkis
                                       Senior Vice President, Finance
                                       and Chief Financial Officer

                                    EXHIBIT INDEX



The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.        Description
- -----------         -----------

10.26    (g)       Fifth Amendment to Loan Agreement dated March 12, 1996
                   between the Company and Wells Fargo Bank, N.A., Commercial
                   Finance Division

10.26    (h)       Sixth Amendment to Loan Agreement dated May 13, 1996 between the Company and Wells Fargo Bank, N.A., Commercial Finance
                   Division

10.32 Lease dated December 8, 1995 between the Company and John Arrillaga, Trustee and Richard T. Peery, Trustee relating to Milpitas Bldg. 8