Form 10-Q
period 1996-06-30
IOMEGA CORP
filed 1996-08-15
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                              Yes   X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

Common Stock, par value $.03 1/3                            126,257,126
   (Title of each class)                                (Number of shares)

                              IOMEGA CORPORATION

                              TABLE OF CONTENTS



                                                            Page

PART I -  FINANCIAL INFORMATION
   Condensed consolidated balance sheets at
   June 30, 1996 and December 31, 1995 ..................... 2

   Condensed consolidated statements of operations
   for the three months ended June 30, 1996
   and July 2, 1995 ........................................ 4

   Condensed consolidated statements of operations
   for the six months ended June 30, 1996
   and July 2, 1995 ........................................ 5

   Condensed consolidated statements of cash flows
   for the six months ended June 30, 1996
   and July 2, 1995 ........................................ 6

   Notes to condensed consolidated financial statements .... 8

   Management's discussion and analysis of financial
   condition and results of operations ..................... 14

PART II -  OTHER INFORMATION ............................... 21

SIGNATURES ................................................. 22

EXHIBIT INDEX .............................................. 23



This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Quarterly Report on Form 10-Q and those identified in the Company's other filings with the Securities and Exchange Commission.

                      IOMEGA CORPORATION

             CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                          (Unaudited)

                                            June 30,      December 31,
                                              1996             1995
                                                 (In thousands)
CURRENT ASSETS:
Cash and cash equivalents                   $ 160,678     $     1,023
Trade receivables (net)                       180,094         105,955
Inventories                                   146,173          98,703
Deferred income taxes                          20,124           2,778
Other current assets                           17,968           3,673
                                            ---------     -----------
Total current assets                          525,037         212,132

PROPERTY AND EQUIPMENT, at cost               143,071         103,149
Less - accumulated depreciation
   and amortization                           (57,888)        (49,779)
                                            ---------     -----------
Net property and equipment                     85,183          53,370

OTHER ASSETS                                    4,288             725
                                            ---------     -----------
                                            $ 614,508       $ 266,227
                                            =========     ===========

       The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                         IOMEGA CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Unaudited)


                                     June 30,         December 31,
                                       1996              1995
                                          (In thousands)
CURRENT LIABILITIES:
Current portion of notes payable    $   30,989         $    47,640
Accounts payable                       159,341              94,782
Other accrued liabilities               72,201              51,164
Income taxes payable                    15,162               5,141
Current portion of capitalized
   lease obligations                     2,721                 782
                                    ----------         -----------
Total current liabilities              280,414             199,509

CAPITALIZED LEASE OBLIGATIONS,
   net of current portion                4,734               1,481

NOTES PAYABLE, net of
   current portion                       2,006               2,551

CONVERTIBLE SUBORDINATED NOTES,
   6.75%, due 2001                      45,735                   -

STOCKHOLDER'S EQUITY:
Preferred stock, $.01 par
   value; authorized 4,750,000 shares        -                   -
Series C junior participating
   preferred stock, authorized
   250,000 shares, none issued               -                   -
Common stock, $.03 1/3 par value;
   authorized 150,000,000 shares,
   126,257,126 and 117,638,670
   shares outstanding at June 30,
   1996 and December 31, 1995,
   respectively                         4,206               3,921
Additional paid-in capital            244,795              49,512
Deferred compensation                    (838)                  -
Retained earnings                      33,456               9,253
                                    ---------           ---------
Total stockholders' equity            281,619              62,686
                                    ---------           ---------
                                   $  614,508         $   266,227
                                   ==========           =========


       The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                         IOMEGA CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Unaudited)

                                         For the Three Months Ended
                                           June 30,       July 2,
                                             1996          1995
                                   (In thousands, except per share data)
SALES                                    $   283,638     $    52,594

COST OF SALES                                207,443          40,907
                                         -----------     -----------
Gross Margin                                  76,195          11,687

OPERATING EXPENSES:
Selling, general and administrative           39,126          10,162
Research and development                      11,542           3,976
                                         -----------     -----------
Total operating expenses                      50,668          14,138
                                         -----------     -----------
OPERATING INCOME (LOSS)                       25,527          (2,451)

Interest expense                              (2,373)             (4)
Other income (expense)                           134             (51)
                                         -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES             23,288          (2,506)

Benefit (provision) for income taxes          (9,206)            559
                                         -----------     -----------
NET INCOME (LOSS)                        $    14,082     $    (1,947)
                                         ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE       $      0.11     $     (0.02)
                                         ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING Includes effects of
   stock splits (see Note 2)                 132,405         114,036
                                         ===========     ===========

       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          IOMEGA CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Unaudited)

                                          For the Six Months Ended
                                            June 30,       July 2,
                                              1996           1995
                                     (In thousands, except per share data)
SALES                                      $   505,626    $    92,706

COST OF SALES                                  369,531         69,302
                                           -----------    -----------
Gross Margin                                   136,095         23,404

OPERATING EXPENSES:
Selling, general and administrative             72,282         19,511
Research and development                        18,533          8,102
                                           -----------    -----------
Total operating expenses                        90,815         27,613
                                           -----------    -----------
OPERATING INCOME (LOSS)                         45,280         (4,209)

Interest expense                                (4,630)           (10)
Foreign currency loss                              (64)        (1,233)
Other income (expense)                            (706)         1,168
                                          ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES               39,880         (4,284)

Benefit (provision) for income taxes           (15,677)           839
                                          ------------    -----------
NET INCOME (LOSS)                         $     24,203    $    (3,445)
                                          ============    ===========
NET INCOME (LOSS) PER COMMON SHARE        $       0.19    $     (0.03)
                                          ============    ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING Includes effects of
   stock splits (see Note 2)                  130,419         113,316
                                          ===========     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                          For the Six Months Ended
                                            June 30,      July 2,
                                              1996          1995
                                                (In thousands)
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                        $    24,203   $   (3,445)
   Non-cash Revenue and Expense Adjustments:
   Depreciation and amortization expense          9,674        3,804
   Deferred income tax benefit                  (18,111)        (692)
   Other                                            443          490
   Changes in Assets and Liabilities:
     Trade receivables (net)                    (74,139)     (10,444)
     Inventories                                (47,470)     (11,988)
     Income taxes                                10,021          768
     Other current assets                       (14,295)        (858)
     Accounts payable                            64,559       22,078
     Accrued liabilities                         21,037          540
       Net cash provided from (used in)    ------------    ---------
        operating activities                    (24,078)         253

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment           (35,505)     (13,105)
   Purchase of temporary investments                  -       (2,090)
   Sale of temporary investments                      -        5,022
   Net decrease (increase) in other assets           71           (2)
                                           ------------    ---------
     Net cash used in investing activities      (35,434)     (10,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of Common Stock             1,458        1,497
  Proceeds from issuance of notes payable       701,537            -
  Payments on notes payable and
    capitalized lease obligations              (719,775)           -
  Tax benefit from early dispositions
    of employee stock                             1,607          210
  Conversion of Series A Preferred Stock              -          (30)
  Net proceeds from public offering of
     Common Stock                               191,209            -
  Net proceeds from issuance of
    convertible notes                            43,131            -
  Proceeds from notes receivable
    from shareholders                                 -          880
                                           ------------    ---------
      Net cash provided from
        financing activities                    219,167        2,557
                                           ------------    ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          159,655       (7,365)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       1,023       16,861
                                            -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  160,678    $   9,496
                                            ===========    =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Sale of Common Stock for a note            $        -    $    283
                                             ==========    ========
  Property and equipment financed
    under capitalized lease obligations      $    6,234    $      -
                                             ==========    ========
  Conversion of Series A Preferred
    Stock to Common Stock                    $        -    $  1,205
                                             ==========    ========
  Conversion of Subordinated Notes
    to Common Stock                          $      265    $      -
                                             ==========    ========

       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          IOMEGA CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of June 30, 1996 and December 31, 1995, the results of operations for the three- and six-month periods ended June 30, 1996 and July 2, 1995, and cash flows for the six-month periods ended June 30, 1996 and July 2, 1995.

The results of operations for the three- and six-month periods are not necessarily indicative of the results for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company's latest Annual Report on Form 10-K.

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

Revenue Recognition -- Revenue is recognized when units are shipped to customers. However, revenue recognition is deferred on shipments to customers with right of return privileges whose inventory is in excess of estimated normal customers' inventory requirements. The gross margin associated with the deferral of sales in excess of normal customers' inventory requirements totaled $11,548,000 and $3,207,000 at June 30, 1996 and December 31, 1995,
respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

In addition, the Company records reserves at the time of shipment for estimated volume rebates and price protection credits to be issued to customers. These reserves totaled $7,281,000 and $1,633,000 at June 30, 1996 and December 31,
1995, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

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

Inventories -- Inventories include direct materials, direct labor manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 30,      December 31,
                                      1996          1995
                                       (In thousands)

  Raw materials                     $  93,529      $  89,030
  Work-in-process                      11,167          5,680
  Finished goods                       41,477          3,993
                                    ---------      ---------
                                    $ 146,173      $  98,703
                                    =========      =========

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


(2)    STOCK SPLITS

In December 1995, the Board of Directors declared a 3-for-1 Common Stock split, which was effected in the form of a 200% Common Stock dividend, paid on January 31, 1996 to stockholders of record at the close of business on January 15, 1996. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements.

On April 23, 1996, the Company's Board of Directors declared a 2-for-1 Common Stock split, which was effected in the form of a 100% Common Stock dividend, paid on May 20, 1996 to stockholders of record at the close of business on May 6, 1996. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements.

In connection with each stock split, proportional adjustments were made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.

(3)    INCOME TAXES

Income tax expense for the six months ended June 30, 1996 has been provided at an effective rate of 39% compared to an effective rate of 27% for the year ended December 31, 1995. This tax rate is based on the Company's projected domestic and foreign pre-tax income for 1996. The increase in the effective tax rate is due to the Company's expected full utilization of available tax credits and foreign net operating loss carryforwards during 1996, and because pre-tax income of certain foreign operations is subject to foreign income taxes at a rate in excess of the U.S. statutory rate. The higher tax on foreign operations is expected to offset the benefits of the tax credits and net operating loss carryforwards which the Company expects to utilize during 1996.

Cash paid for income taxes was $21,982,000 for the first six months of 1996 and $41,000 for the corresponding period in 1995.


(4)    DEBT

Line of Credit -- On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells
Fargo Bank, N.A. ("Wells Fargo Bank").

Effective May 13, 1996, the Company renewed and amended its loan agreement with Wells Fargo Bank. The amended agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $100 million or 80% of eligible accounts receivable. Amounts outstanding are collateralized by accounts receivable, inventory, equipment, general intangibles and certain other assets. The new revolving line bears interest at the bank's prime rate plus .5% and the term loans bear interest at the bank's prime rate plus .75%. Total availability under this agreement was $56.4 million at June 30, 1996, of which no amount had been drawn. This agreement expires June 30, 1997. Under this agreement, the Company may also secure financing of equipment purchases from third parties up to a maximum of $75 million, less term loans outstanding to Wells Fargo Bank. Among other restrictions, covenants within the agreement require the Company to maintain minimum levels of working capital and net worth.

Capital Leases -- From August 1995 to May 1996, the Company entered into various agreements to provide capital lease financing for the purchase of certain manufacturing equipment. The total amount of capital lease commitments at June 30, 1996 is $7.5 million.

Other Term Notes -- During 1995, the Company entered into term notes with financial institutions. The proceeds of the notes were used to purchase manufacturing equipment. The term notes have 36-month terms which mature at various dates from November 1988 to January 1999. Interest rates are fixed and range from 8.89% to 9.11%. At June 30, 1996, the Company had $3.1 million outstanding on these notes. The notes are secured by the equipment purchased. The term notes require the Company to maintain minimum levels of working capital, net worth, and quarterly operating income.

Financing of European Accounts Receivable -- In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million) which involves the sale of a portion of the foreign subsidiary's accounts receivable to the bank. The agreement expires in November 1996. Such sales of receivables are limited to 90% of eligible accounts receivable subject to certain credit limits. The Company has retained the bad debt risk on the receivables up to DM 1 million per customer. At June 30, 1996, borrowings against the agreement totaled $29.9 million.

Cash paid for interest was $4,601,000 during the first six months of 1996, including interest on capital leases. There was no debt outstanding during the corresponding period of 1995. Included in interest expense for the six months ended June 30, 1996 was $517,000 of amortization of deferred charges associated with obtaining the debt.

(5)    CONVERTIBLE SUBORDINATED NOTES

In March 1996, the Company issued $46,000,000 in convertible subordinated notes. The net proceeds from the issuance of the notes totaled $43.1 million and were used to pay down other debts and for operating requirements. The notes bear interest at 6.75% per year and interest payments are payable semi-annually on March 15 and September 15 in each year commencing on September 15, 1996. The notes mature on March 15, 2001.
The notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The notes are convertible into Common Stock of the Company at the option of the holder at any time and at or before maturity, unless previously redeemed or repurchased, at a conversion price of $9.875 per share (equivalent to a conversion rate of approximately 101.27 shares per $1,000 principal amount of notes), subject to adjustment in certain events. At June 30, 1996, holders have converted $265,000 of convertible subordinated notes into 26,832 shares of Common Stock.

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

(6)    OTHER MATTERS

Significant Customers -- During the fiscal quarter and six months ended June 30, 1996, sales to a single customer accounted for 17% and 14%, respectively, of consolidated sales. During the fiscal quarter and six months ended July 2, 1995, sales to a single customer accounted for 14% and 10%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

Forward Exchange Contracts -- The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations. In addition, the Company purchases components denominated in Yen and has purchased forward contracts to buy Yen.

The outstanding forward exchange sales and (purchase) contracts at June 30, 1996 are as follows. The contracts mature in September of 1996.

                                             Contracted
Currency                       Amount        Forward Rate
-----------------          ---------------  --------------
German Mark                  (10,200,000)   1.5181 - 1.51836
Great Britain Pound            3,600,000        1.54079
French Franc                  19,500,000         5.139
Spanish Peseta               512,000,000        128.87
Italian Lira               7,400,000,000        1,546.0
Japanese Yen              (2,950,000,000)       108.107


Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. At June 30, 1996 and December 31, 1995, all of the Company's foreign currency contracts are being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(7)  SUBSEQUENT EVENT

In July 1996, the Company announced that it has entered into an agreement to purchase a hard-drive manufacturing facility in Penang, Malaysia from Quantum Corporation. The purchase price of approximately $28 million is expected to be financed over a three-year period.

                      IOMEGA CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $283.6 million and net income of $14.1 million, or $0.11 per share, in the second quarter of 1996. This compares to sales of $52.6 million and a net loss of $1.9 million, or $0.02 per share, in the second quarter of 1995. For the six month period ended June 30, 1996, sales were $505.6 million and net income was $24.2 million, or $0.19 per share, compared to sales of $92.7 million and a net loss of $3.4 million, or $0.03 per share, in the same period of 1995.

SALES

Sales for the three- and six-month periods ended June 30, 1996 increased by $231.0 million, or 439%, and $412.9 million, or 445%, respectively, when compared to the corresponding periods of 1995. The primary reason for the increases was sales of Zip and Jaz products, which began shipping in March 1995 and December 1995, respectively. Increased sales of Ditto products also contributed to the increased sales. These sales were partially offset by declines in sales of Bernoulli products.

In the second quarter of 1996, sales of Zip and Jaz products accounted for $246.2 million, or 87%, of total sales, sales of Ditto products accounted for $28.4 million, or 10%, of the total sales, and sales of Bernoulli products accounted for $9.0 million, or 3%, of total sales. Compared to the second quarter of 1995, Zip and Jaz sales increased by $227.0 million, Ditto sales increased by $11.4 million, and Bernoulli sales declined by $7.4 million. For the six-month period ended June 30, 1996, Zip and Jaz sales totaled $431.6 million, or 85%, of total sales, Ditto product sales totaled $56.0 million, or 11%, of total sales, and Bernoulli sales were $18.0 million, or 4%, of total sales. When compared to the first six months of 1995, Zip and Jaz sales increased by $410.4 million, Ditto sales increased by $21.7 million, and Bernoulli sales declined by $19.2 million.

Sales outside of the United States in the second quarter of 1996 were $91.8 million, or 32% of total sales, as compared to $14.2 million, or 27% of total sales in the second quarter of 1995. For the first six months of 1996, sales outside of the United States were $175.7 million, or 35% of total sales, as compared to $31.3 million, or 34% of total sales for the comparable period of 1995.

Management expects increased sales of Zip, Jaz and Ditto products through the remainder of 1996. However, future market demand for the Company's products cannot be predicted with certainty.
Accordingly, there can be no assurance that future sales will materialize as expected.

GROSS MARGIN

The Company's gross margin percentage for the second quarter and the first half of 1996 was 26.9%, as compared to 22.2% reported in the second quarter of 1995 and 25.2% in the first half of 1995. Gross margins in the first half of 1995 were negatively impacted by manufacturing start up costs associated with Zip products. The Company has also experienced manufacturing start up costs associated with Jaz products in 1996. In addition, gross margins in 1996, as compared to 1995, are negatively impacted by a shift in product mix away from higher margin Bernoulli products to lower margin Zip, Jaz and Ditto products.

Gross margins for the remainder of 1996 will depend in large part on sales of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the sales mix between disks and drives, and between Zip, Ditto and Jaz products. Historically, the gross margin of Bernoulli products was generally in excess of 40%; the gross margin of Zip, Jaz and Ditto product lines has been significantly lower. Although the Company expects the costs of Zip, Jaz and Ditto products to decline in the future as production increases and the start up costs associated with Jaz products decrease, the gross margin percentages will depend on the Company's ability to achieve planned cost reductions, as well as on recent and any future pricing actions. The Company does not, however, expect future gross margins to achieve the levels historically achieved by Bernoulli. Also, future gross margin percentages will be impacted by the mix between OEM and retail sales, as well as other factors. In July 1996, the Company announced a rebate program on Zip products and a price reduction on Jaz products. Both of these actions will have a negative impact on future gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses represented 14% of sales for the second quarter and first six months of 1996, compared to 19% and 21% for the second quarter and first six months of 1995, respectively. The decline in these percentages is primarily due to increased sales volumes in 1996. The actual selling, general and administrative expenses increased by $29.0 million in the second quarter and $52.8 million for the first six months when compared to the corresponding periods of 1995. The increased expenses are primarily the result of advertising expenses incurred to increase the market awareness of Zip, Jaz and Ditto, variable selling expenses, and increased salaries and wages resulting from increased headcount in all areas of sales, marketing and administration. Management expects selling, general and administrative expenses, in absolute dollars, to increase further during the remainder of 1996, as compared to the first half of 1996, due to planned additional advertising expenses, trade show expenses, variable selling expenses, and increased fixed administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were 4% of sales for the three- and six-month periods ended June 30, 1996. In 1995, research and development expenses were 8% of sales in the second quarter and 9% of sales for the first half. The decline in the percentages from 1995 to 1996 is due to increased sales volumes. The actual research and development expenses increased by $7.6 million for the second quarter and $10.4 million for the first half of 1996 when compared to the same periods of 1995. The increased expenses are primarily the result of expenditures related to continued development of Zip, Jaz and Ditto products. Management expects continued increases in research and development expenses, in absolute dollars, during the remainder of 1996, as compared to the first half of 1996, due to planned increases in resources dedicated to future product development.

OTHER

Interest expense increased by $2.4 million in the second quarter and $4.6 million in the first six months of 1996 compared to the same periods in 1995. The increases are primarily due to interest expense associated with the Wells Fargo line of credit, financing of European accounts receivable, capital leases, other term notes and the convertible subordinated notes. Management expects interest expense to decline during the remainder of 1996, as compared to the first half of 1996, due to lower outstanding debt balances.

During the first quarter of 1995, the Company recorded a net foreign currency loss of $1.0 million as a result of the U.S.
dollar weakening against European currencies.

Other income in the first half of 1995 consisted primarily of interest income, royalty income, and other miscellaneous income.
Other expense in the first half of 1996 consists of miscellaneous other expense items.

INCOME TAXES

For the first half of 1996, the Company recorded a tax provision of $15.7 million, representing an effective income tax rate of 39%. The tax rate has increased from the rate of 20% recorded in the first six months of 1995 due to the Company's expected full utilization of available tax credits and foreign net operating loss carryforwards in 1996. The Company anticipates that the effective income tax rate will remain at 39% for the remainder of 1996. However, differences between the currently anticipated mix of foreign income versus domestic income, and the actual mix, will have an impact on the income tax rate that is recorded in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents of $160.7 million, working capital of $244.6 million, and a ratio of current assets to current liabilities of 1.9 to 1. During the first half of 1996, the Company's cash and cash equivalents increased by $159.7 million, comprised of $219.2 million provided from financing activities offset by $35.4 million used in investing activities and $24.1 million used in operating activities.

Included in cash and cash equivalents provided from financing activities is $43.1 million in net proceeds from the issuance of convertible notes which were issued in March 1996 and $191.2 million in net proceeds from a follow-on public offering of common stock which was completed in June 1996. These proceeds were offset by $18.2 million of net payments against notes payable and capital lease obligations. The primary component of cash and cash equivalents used in investing activities is $35.5 million used for the purchase of property and equipment. Net cash used in operating activities includes an increase of $74.1 million in net accounts receivable and an increase of $47.5 million in inventories. These uses of cash and cash equivalents were offset by an increase of $85.6 million in accounts payable and accrued liabilities.

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

The Company's balance sheet at June 30, 1996 reflected short-term borrowings of $33.7 million, consisting of borrowings under the German loan agreement of $29.9 million, term loans of $1.1 million, and the short-term portion of capitalized lease obligations of $2.7 million. At June 30, 1996, the Company's long-term borrowings were $52.5 million, consisting of $45.7 million of convertible notes, $4.7 million of capitalized lease obligations and $2.0 million of other term notes. The borrowings have been used to finance working capital needs, including increases in accounts receivable and inventories and capital expenditures related to production volume increases.

Net accounts receivable increased by $74.1 million at June 30, 1996 when compared to December 31, 1995, due primarily to increased sales. Inventory increased by $47.4 million. The increase in inventory was primarily in finished goods (which increased by $37.5 million). The majority of the $41.5 million in finished goods inventory relates to the Zip product line. The increases in accounts receivable and inventory were offset by increases in accounts payable and accrued liabilities of $64.6 million and $21.0 million, respectively.

Additions to property and equipment for the first half of 1996 totaled $41.7 million, offset by $6.2 million in proceeds from capital leases. These additions were primarily related to increased manufacturing capacity for Zip, Jaz and Ditto products. The Company expects property and equipment additions to continue to be significant in future quarters as production capacity is added for all product lines.

In July 1996, the Company announced that it has entered into an agreement to purchase a hard-drive manufacturing facility in Penang, Malaysia from Quantum Corporation. The purchase price of approximately $28 million is expected to be financed over a three-year period.

In August 1996, the Company announced that the Board of Directors has authorized the repurchase of up to 2,000,000 shares of Common
Stock.

The Company expects that its balance of cash and cash equivalents, together with current sources of available financing will be sufficient to fund the Company's operations into 1997, including planned expenditures for capital equipment, facilities and share repurchases as discussed above. Thereafter, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's future financing needs cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the Company's strategic alliances for the manufacture of its products, the progress of the Company's product development efforts, the success of the Company in improving its inventory management, the Company's management of its cash and accounts payable, and the Company's ability to renew or replace its currently available credit agreements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1996, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is a market demand for new personal computer data storage solutions, there can be no assurance that the Company will be successful in establishing Zip and Jaz as accepted solutions for that market need. The extent to which Zip and Jaz achieve a significant market presence will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, including the LS-120 and Syquest Technology EZ Flier 230 and SyJet 1.3GB, the timing of the introduction of such solutions, and the success of the Company in establishing OEM, arrangements for Zip and Jaz with leading personal computer manufacturers and in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices. In addition, component shortages or other factors limiting the supply of the Company's products, could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance.

A number of elements of the Company's business strategy may also directly impact the Company's future operating results. Because the Company's marketing strategy is based in significant part on generating consumer awareness of and demand for its products, the Company plans to incur significantly increased marketing and advertising expenses in the remainder of 1996. In addition, a critical element of the Company's distribution strategy is the establishment of OEM arrangements for its Zip, Jaz and Ditto products. OEM sales generally provide lower gross margins than sales to other channels. Moreover, reductions in the prices of the Company's Zip, Jaz and Ditto products, such as the Zip rebate program and the Jaz price reductions which were announced by the Company in July 1996, would likely have an adverse effect on gross margins for those products.

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

Although sales of Zip drives and disks were the primary reason for the Company's revenue growth during 1995 and the first half of 1996, sales of such products may be attributable in large part to the novelty of such products and the initial publicity surrounding the introduction of Zip and Jaz and may not be indicative of the long-term demand for such products. Moreover, the retail market to which the Company's products are targeted is seasonal, with a substantial portion of total sales typically occurring in the fourth quarter, and sales slow downs commonly occurring during the summer months, particularly in Europe. In addition, some retailers have been experiencing sales decreases and certain analysts have predicted continued softening of this market. Accordingly, investors should not assume that the sales growth experienced by the Company in 1995 and the first half of 1996 is an indication of future sales. Moreover, in light of the Company's revenue growth in 1995 and the change in the nature of its business over the past year, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful. In addition, the Company has experienced and may experience significant fluctuations in its quarterly operating results.

The Company's European sales are predominantly denominated in foreign currencies. In addition, the Company purchases certain components in foreign currencies. The Company enters into forward exchange contracts to sell and purchase foreign currencies as a means of hedging its foreign operating cash flows. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in foreign currency gains and losses.


PART II - OTHER INFORMATION

                      IOMEGA CORPORATION


Item 4.          Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 23,
1996, the following proposals were adopted by the vote specified below:

                                     Against/              Broker
Proposal                   For       Withheld    Abstain  Non-Votes

1. Election of Directors:

   Willem H.J. Andersen  51,367,187   210,180       0         0
   Robert P. Berkowitz   51,360,966   216,407       0         0
   Anthony L. Craig      51,367,487   209,880       0         0
   David J. Dunn         51,367,187   210,180       0         0
   Kim B. Edwards        51,367,460   209,907       0         0
   Michael J. Kucha      51,366,912   210,455       0         0
   John R. Myers         51,366,437   210,930       0         0
   John E. Nolan, Jr.    51,367,103   210,264       0         0
   The Honorable
       John E. Sheehan   51,367,487   209,880       0         0

2. Ratification of
   Arthur Andersen
   LLP as independent
   auditors.             51,159,286   183,379   234,702       0


Item 6.          Exhibits and Reports on Form 8-K

               (a)  Exhibits.  The exhibits listed
                    on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

               (b)  Reports on Form 8-K.  No
                    reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                           SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                IOMEGA CORPORATION
                                    (Registrant)



                                /s/ Kim B. Edwards
Dated:  August 14, 1996             Kim B. Edwards
                                President and Chief Executive Officer



                                /s/ Leonard C. Purkis
Dated:  August 14, 1996             Leonard C. Purkis
                                Senior Vice President, Finance
                                and Chief Financial Officer

                         EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.      Description

10.33 Lease dated April 9, 1996 between the Company and Security Capital Industrial Trust.