Form 10-Q
period 1996-09-29
IOMEGA CORP
filed 1996-11-13
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


                         FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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

  Registrant's telephone number, including area code (801)778-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 1996.

Common Stock, par value $.03 1/3                              126,891,588
  (Title of each class)                                   (Number of shares)

                    IOMEGA CORPORATION

                     TABLE OF CONTENTS



                                                                         Page

PART I -  FINANCIAL INFORMATION

       Condensed consolidated balance sheets at
          September 29, 1996 and December 31, 1995 . . . . . .             2

       Condensed consolidated statements of operations
          for the three months ended September 29, 1996
          and October 1, 1995. . . . . . . . . . . . . . . . .             4

       Condensed consolidated statements of operations
          for the nine months ended September 29, 1996
          and October 1, 1995. . . . . . . . . . . . . . . . .             5

       Condensed consolidated statements of cash flows
          for the nine months ended September 29, 1996
          and October 1, 1995. . . . . . . . . . . . . . . . .             6

       Notes to condensed consolidated financial statements                8

       Management's discussion and analysis of financial
          condition and results of operations. . . . . . . . .            14

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .            21

       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .            22

       EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . .            23



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

                    IOMEGA CORPORATION

           CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS

                        (Unaudited)

                                             September 29,       December 31,
                                                 1996               1995
                                                       (In thousands)
CURRENT ASSETS:
Cash and cash equivalents                        $ 102,452          $   1,023
Trade receivables (net)                            197,706            105,955
Inventories                                        178,035             98,703
Deferred income taxes                               30,440              2,778
Other current assets                                11,219              3,673
                                                 ---------          ---------
Total current assets                               519,852            212,132

PROPERTY AND EQUIPMENT, at cost                    192,175            103,149
Less - accumulated depreciation
   and amortization                                (64,611)           (49,779)
                                                 ---------          ---------
Net property and equipment                         127,564             53,370

OTHER ASSETS                                         2,803                725
                                                 ---------          ---------
                                                 $ 650,219          $ 266,227
                                                 =========          =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    IOMEGA CORPORATION

           CONDENSED CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY

                        (Unaudited)

                                             September 29,       December 31,
                                                 1996               1995
                                                      (In thousands)
CURRENT LIABILITIES:
Current portion of notes payable                 $  30,452          $  47,640
Accounts payable                                   143,061             94,782
Other accrued liabilities                           99,529             51,164
Income taxes payable                                11,319              5,141
Current portion of capitalized
   lease obligations                                 4,035                782
                                                 ---------          ---------
     Total current liabilities                     288,396            199,509

CAPITALIZED LEASE OBLIGATIONS,
   net of current portion                            6,776              1,481

NOTES PAYABLE,  net of
   current portion                                  13,754              2,551

CONVERTIBLE SUBORDINATED NOTES,
   6.75%, due 2001                                  45,733                  -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   authorized 4,750,000 shares                           -                  -
Series C junior participating
   preferred stock, authorized
   250,000 shares, none issued                           -                  -
Common stock, $.03 1/3 par value;
   authorized 150,000,000 shares,
   126,891,588 and 117,638,670
   shares outstanding at September 29,
   1996 and December 31, 1995,
   respectively                                     4,236               3,921
Additional paid-in capital                        250,219              49,512
Deferred compensation                                (754)                  -
Retained earnings                                  46,222               9,253
                                                ---------           ---------
                                                  299,923              62,686

Treasury stock                                     (4,363)                  -

Total stockholders' equity                        295,560              62,686
                                                ---------           ---------
                                                $ 650,219           $ 266,227
                                                =========           =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    IOMEGA CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (Unaudited)

                                                 For the Three Months Ended
                                             September 29,         October 1,
                                                 1996                 1995
                                         (In thousands, except per share data)
SALES                                            $ 310,085          $  84,721

COST OF SALES                                      228,424             63,225
                                                 ---------          ---------
Gross Margin                                        81,661             21,496

OPERATING EXPENSES:
Selling, general and administrative                 50,323             13,878
Research and development                            10,475              4,691
                                                 ---------          ---------
Total operating expenses                            60,798             18,569
                                                 ---------          ---------
OPERATING INCOME                                    20,863              2,927

Interest expense                                    (1,790)              (360)
Interest income                                      1,633                 67
Other income, net                                      228                 63
                                                 ---------          ---------
INCOME BEFORE INCOME TAXES                          20,934              2,697

Provision for income taxes                          (8,168)              (672)
                                                 ---------          ---------
NET INCOME                                       $  12,766          $   2,025
                                                 =========          =========
NET INCOME PER COMMON SHARE                      $    0.09          $    0.02
                                                 =========          =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING Includes effects of
   stock splits (see Note 2)                       137,027            127,236
                                                 =========          =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    IOMEGA CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (Unaudited)

                                                For the Nine Months Ended
                                             September 29,         October 1,
                                                 1996                 1995
                                         (In thousands, except per share data)
SALES                                            $ 815,711          $ 177,427

COST OF SALES                                      597,955            132,527
                                                 ---------          ---------
Gross Margin                                       217,756             44,900

OPERATING EXPENSES:
Selling, general and administrative                122,605             33,389
Research and development                            29,008             12,793
                                                 ---------          ---------
Total operating expenses                           151,613             46,182
                                                 ---------          ---------
OPERATING INCOME (LOSS)                             66,143             (1,282)

Interest expense                                    (6,420)              (463)
Interest income                                      2,169                619
Foreign currency loss                                 (250)            (1,232)
Other income (expense)                                (828)               771
                                                 ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES                   60,814             (1,587)

Benefit (provision) for income taxes               (23,845)               167
                                                 ---------          ---------
NET INCOME (LOSS)                                $  36,969          $  (1,420)
                                                 =========          =========
NET INCOME (LOSS) PER COMMON SHARE               $    0.28          $   (0.01)
                                                 =========          =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING Includes effects of
   stock splits (see Note 2)                       132,089            114,264
                                                 =========          =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    IOMEGA CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                                For the Nine Months Ended
                                             September 29,         October 1,
                                                 1996                 1995
                                                       (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $  36,969          $  (1,420)
  Non-cash Revenue and Expense Adjustments:
    Depreciation and amortization expense           16,532              6,198
    Deferred income tax benefit                    (27,142)            (2,968)
    Other                                              681               (489)
  Changes in Assets and Liabilities:
    Trade receivables (net)                        (91,751)           (34,627)
    Inventories                                    (79,332)           (35,363)
    Income taxes                                     6,178              3,696
    Other current assets                            (7,546)            (1,980)
    Accounts payable                                48,279             40,138
    Accrued liabilities                             48,365              5,058
                                                 ---------          ---------
      Net cash used in operating activities        (48,767)           (21,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (62,765)           (24,221)
  Purchase of temporary investments                      -             (2,090)
  Sale of temporary investments                          -              5,022
  Net decrease in other assets                         271                  -
                                                 ---------          ---------
      Net cash used in investing activities        (62,494)           (21,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of Common Stock                1,825              1,914
  Proceeds from issuance of notes payable          745,864             79,222
  Payments on notes payable and
    capitalized lease obligations                 (771,668)           (56,045)
  Purchase of treasury stock                        (4,363)                 -
  Tax benefit from early dispositions
    of employee stock                                6,755                244
  Conversion of Series A Preferred Stock                 -                (30)
  Net proceeds from public offering of
    Common Stock                                   191,146                  -
  Net proceeds from issuance of
    convertible notes                               43,131                  -
  Proceeds from notes receivable
    from shareholders                                    -                880
                                                 ---------          ---------
      Net cash provided from
        financing activities                       212,690             26,185
                                                 ---------          ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             101,429            (16,861)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          1,023             16,861
                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 102,452          $       -
                                                 =========          =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

  Sale of Common Stock for a note                $       -          $     283
                                                 =========          =========
  Property and equipment financed under
    capitalized lease obligations and
    note payable                                 $  28,367          $       -
                                                 =========          =========
  Conversion of Series A Preferred
    Stock to Common Stock                        $       -          $   1,205
                                                 =========          =========
  Conversion of Subordinated Notes
    to Common Stock                              $     267          $       -
                                                 =========          =========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    IOMEGA CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of September 29, 1996 and December 31, 1995, the results of operations for the three- and nine-month periods ended September 29, 1996 and October 1, 1995, and cash flows for the nine-month periods ended September 29, 1996 and October 1, 1995.

     The results of operations for the three- and nine-month periods are not necessarily indicative of the results for the entire year.

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

     Revenue Recognition -- Revenue is recognized when units are shipped to customers. However, revenue recognition is deferred on shipments to customers with right of return privileges whose inventory is in excess of estimated normal customers' inventory requirements. The gross margin associated with the deferral of sales in excess of normal customers' inventory requirements totaled $11,141,000 and $3,207,000 at September 29, 1996 and December 31, 1995,
     respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

     In addition, the Company records reserves at the time of shipment for estimated volume and consumer rebates and price protection credits to be issued to customers. These reserves totaled $23,271,000 and $1,633,000 at September 29, 1996 and
     December 31, 1995, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

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

     Inventories -- Inventories include direct materials, direct labor, manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                             September 29,       December 31,
                                                 1996               1995
                                                      (In thousands)

       Raw materials                             $ 113,561          $  89,030
       Work-in-process                               8,300              5,680
       Finished goods                               56,174              3,993
                                                 ---------          ---------
                                                 $ 178,035          $  98,703
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


(2)    STOCK SPLITS

     In December 1995, the Company's Board of Directors declared a 3-for-1 Common Stock split, which was effected in the form of a 200% Common Stock dividend, paid on January 31, 1996 to stockholders of record at the close of business on January 15, 1996.

     On April 23, 1996, the Company's Board of Directors declared a 2-for-1 Common Stock split, which was effected in the form of a 100% Common Stock dividend, paid on May 20, 1996 to stockholders of record at the close of business on May 6, 1996.

     These stock splits have been retroactively reflected in the accompanying condensed consolidated financial statements.

     In connection with each stock split, proportional adjustments were made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.


(3)    INCOME TAXES

     Income tax expense for the nine months ended September 29, 1996 has been provided at an effective rate of 39% compared to an effective rate of 27% for the year ended December 31, 1995. This tax rate is based on the Company's projected domestic and foreign pre-tax income for 1996. The increase in the effective tax rate is due to the Company's expected full utilization of available tax credits and foreign net operating loss carryforwards during 1996, and because pre-tax income of certain foreign operations is subject to foreign income taxes at a rate in excess of the U.S. statutory rate. The higher tax on foreign operations is expected to offset the benefits of the tax credits and net operating loss carryforwards which the Company expects to utilize during 1996.

     Cash paid for income taxes was $37,546,000 for the first nine months of 1996 and $50,000 for the corresponding period in 1995.


(4)    DEBT

     Line of Credit -- On July 5, 1995, the Company entered into a loan agreement with the Commercial Finance Division of Wells Fargo Bank, N.A. ("Wells Fargo Bank").

     Effective May 13, 1996, the Company renewed and amended its loan agreement with Wells Fargo Bank. The amended agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $100 million or 80% of eligible accounts receivable. Amounts outstanding are collateralized by accounts receivable, inventory, equipment, general intangibles and certain other assets. The new revolving line bears interest at the bank's prime rate plus .5% and the term loans bear interest at the bank's prime rate plus .75%. Total availability under this agreement was $98.7 million at September 29, 1996, of which no amount had been drawn. This agreement expires June 30, 1997. Under this agreement, the Company may also secure financing of equipment purchases from third parties up to a maximum of $75 million, less term loans outstanding to Wells Fargo Bank. Among other restrictions, covenants within the agreement require the Company to maintain minimum levels of working capital and net worth.

     Capital Leases -- From August 1995 to September 1996, the Company entered into various agreements to provide capital lease financing for the purchase of certain manufacturing equipment and office furniture and equipment. The total amount of capital lease commitments at September 29, 1996 is $10.8 million.

     Other Term Notes -- During 1995, the Company entered into term notes with financial institutions. The proceeds of the notes were used to purchase manufacturing equipment. The term notes have 36-month terms which mature at various dates from November 1988 to January 1999. Interest rates are fixed and range from 8.89% to 9.11%. At September 29, 1996, the Company had $2.8 million outstanding on these notes. The notes are secured by the equipment purchased. The term notes require the Company to maintain minimum levels of working capital, net worth, and quarterly operating income.

     Financing of European Accounts Receivable -- In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million) which involves the sale of a portion of the foreign subsidiary's accounts receivable to the bank. The agreement expires in November 1996. The Company is currently in the process of negotiating the renewal of this agreement, although there can be no assurance that the agreement will be renewed. Such sales of receivables are limited to 90% of eligible accounts receivable subject to certain credit limits. The Company has retained the bad debt risk on the receivables up to DM 1 million per customer. At September 29, 1996, borrowings against the agreement totaled $23.4 million.

     In September 1996, the Company entered into an agreement with Quantum Corporation to finance a portion of the purchase price of land, building and equipment associated with a manufacturing facility in Penang, Malaysia. Even though the Company is occupying and utilizing the facility, the promissory note reflecting the portion of the purchase price being financed will not be signed or finalized until after receipt of approval of the sale by the Malaysian government, which the Company anticipates will occur the first quarter of 1997. However, since the Company is utilizing the facilities, the assets and debt have been reflected in the accompanying financial statements. The amount financed under this agreement will be $18.0 million, which will bear interest at 8.5%, and will be payable over a three-year period. Security under this agreement will be comprised of the land, building and equipment which was purchased. The agreement will require the Company to maintain minimum levels of working capital and net worth.

     Cash paid for interest was $6,769,000 during the first nine months of 1996, including interest on capital leases and convertible notes. Interest expense in the first nine months of 1995 was minimal. Included in interest expense for the nine months ended September 29, 1996 was $759,000 of amortization of deferred charges associated with obtaining the debt.


(5)    CONVERTIBLE SUBORDINATED NOTES

     In March 1996, the Company issued $46,000,000 in convertible subordinated notes. The net proceeds from the issuance of the notes totaled $43.1 million and were used to pay down other debts and for operating requirements. The notes bear interest at 6.75% per year and interest payments are payable semi-annually on March 15 and September 15 of each year commencing on September 15, 1996. The notes mature on March 15, 2001. The notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

     The notes are convertible into Common Stock of the Company at the option of the holder at any time and at or before maturity, unless previously redeemed or repurchased, at a conversion price of $9.875 per share (equivalent to a conversion rate of approximately 101.27 shares per $1,000 principal amount of notes), subject to adjustment in certain events. At September 29, 1996, holders have converted $267,000 of convertible subordinated notes into 27,034 shares of Common Stock.

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


(6)   OTHER MATTERS

     Significant Customers -- During the fiscal quarter and nine months ended September 29, 1996, sales to a single customer accounted for 20% and 17%, respectively, of consolidated sales. During the fiscal quarter and nine months ended October 1, 1995, sales to a single customer accounted for 11% and 10%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

     Forward Exchange Contracts -- The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations. In addition, the Company purchases components denominated in Yen and has purchased forward contracts to buy Yen.

     The outstanding forward exchange sales and (purchase) contracts at September 29, 1996 are as follows. The contracts mature in December of 1996.
                                                     Contracted
     Currency                       Amount          Forward Rate
     ----------------------     ---------------   ---------------
     German Mark                    (3,600,000)           1.5037
     British Pound                   4,500,000            1.56306
     French Franc                   29,000,000            5.0851
     Spanish Peseta                252,000,000          127.73
     Italian Lira                4,750,000,000        1,525.7
     Japanese Yen               (2,141,200,000)         108.8

     Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged. At September 29, 1996 and December 31, 1995, all of the Company's foreign currency contracts are being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.


                    IOMEGA CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $310.1 million and net income of $12.8 million, or $0.09 per share, in the third quarter of 1996. This compares to sales of $84.7 million and net income of $2.0 million, or $0.02 per share, in the third quarter of 1995. For the nine-month period ended September 29, 1996, sales were $815.7 million and net income was $37.0 million, or $0.28 per share, compared to sales of $177.4 million and net loss of $1.4 million, or $0.01 per share, in the same period of 1995.

SALES

Sales for the three- and nine-month periods ended September 29, 1996 increased by $225.4 million, or 266%, and $638.3 million, or 360%, respectively, when compared to the corresponding periods of 1995. The primary reasons for the increases were sales of Zip and Jaz products, which began shipping in March 1995 and December 1995, respectively. Increased sales of Ditto products also contributed to the increased sales.

In the third quarter of 1996, sales of Zip and Jaz products accounted for $269.0 million, or 87%, of total sales, sales of Ditto products accounted for $32.5 million, or 10%, of total sales, and sales of Bernoulli products accounted for $8.6 million, or 3%, of total sales. Compared to the third quarter of 1995, Zip and Jaz sales increased by $217.0 million, Ditto sales increased by $13.0 million, and Bernoulli sales declined by $5.4 million. For the nine-month period ended September, 1996, Zip and Jaz sales totaled $700.8 million, or 86%, of total sales, Ditto product sales totaled $88.5 million, or 11%, of total sales, and Bernoulli sales were $26.4 million, or 3%, of total sales. When compared to the first nine months of 1995, Zip and Jaz sales increased by $628.3 million, Ditto sales increased by $34.7 million, and Bernoulli sales declined by $24.7 million.

Sales outside of the United States in the third quarter of 1996 were $80.3 million, or 26% of total sales, as compared to $15.4 million, or 18% of total sales in the third quarter of 1995. For the first nine months of 1996, sales outside of the United States were $256.0 million, or 31% of total sales, as compared to $44.7 million, or 25% of total sales for the comparable period of 1995.

GROSS MARGIN

The Company's gross margin percentage for the three- and nine-month periods ended September 29, 1996 were 26.3% and 26.7%, respectively, compared to 25.4% reported in the third quarter of 1995 and 25.3% in the first nine months of 1995. The gross margin percentage is slightly higher in the third quarter of 1996, as compared to the third quarter of 1995, due primarily to a higher margin percentage achieved on Zip products as a result of a higher ratio of sales of disks versus drives. These higher margins were partially offset by price reductions on Jaz and Ditto products and a rebate program on Zip products. For the first nine months of 1996, the gross margin percentage is slightly higher than the same period of 1995, again due to higher margin percentage achieved on Zip products due to a higher ratio of sales of disks versus drives and also due to manufacturing start up costs associated with Zip products experienced in 1995. Gross margins in the first nine months of 1996, as compared to 1995, were negatively impacted by a shift in product mix away from higher margin Bernoulli products to lower margin Zip, Jaz and Ditto products.

Gross margins for the remainder of 1996 will depend in large part on sales of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the sales mix between disks and drives, and between Zip, Ditto and Jaz products. Although the Company expects the costs of Zip, Jaz and Ditto products to decline in the future as production increases and the start up costs associated with Jaz products decrease, the gross margin percentages will depend on the Company's ability to achieve planned cost reductions, as well as on recent and any future pricing actions. Also, future gross margin percentages will be impacted by the mix between OEM sales, which generally provide lower gross margins than sales to other channels, and retail sales, as well as other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses represented 16% of sales for the third quarter of 1996, and 15% for the first nine months of 1996, compared to 16% and 19% for the third quarter and first nine months of 1995, respectively. The decline in these percentages for the comparable nine-month periods is primarily due to increased sales volumes in 1996. The actual selling, general and administrative expenses increased by $36.4 million in the third quarter and $89.2 million for the first nine months when compared to the corresponding periods of 1995. The increased expenses are primarily the result of advertising expenses incurred to increase the market awareness of Zip, Jaz and Ditto, variable selling expenses, and increased salaries and wages resulting from increased headcount in all areas of sales, marketing and administration. Management expects selling, general and administrative expenses, in absolute dollars, to increase further during the remainder of 1996, due to planned additional advertising and promotional expenses, trade show expenses, and variable selling expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were 3% of sales in the third quarter of 1996, and 4% of sales for the first nine months of 1996. In 1995, research and development expenses were 6% of sales in the third quarter and 7% of sales for the first nine months. The decline in the percentages from 1995 to 1996 is due to increased sales volumes. The actual research and development expenses increased by $5.7 million for the third quarter and $16.2 million for the first nine months of 1996 when compared to the same periods of 1995. The increased expenses are primarily the result of expenditures related to continued development of Zip, Jaz and Ditto products. Management expects continued increases in research and development expenses, in absolute dollars, during the remainder of 1996, due to planned increases in resources dedicated to future product development.

OTHER

Interest expense increased by $1.4 million in the third quarter and $6.0 million in the first nine months of 1996 compared to the same periods in 1995. The increases, on a year-to-date basis, are primarily due to interest expense associated with the Wells Fargo Bank line of credit, financing of European accounts receivable, capital leases, other term notes and the convertible subordinated notes.

Interest income increased by $1.6 million in the third quarter and $1.6 million in the first nine months of 1996 compared to comparable periods in 1995. The increases are due to higher levels of available cash balances.

During the first quarter of 1995, the Company recorded a net foreign currency loss of $1.0 million as a result of the U.S. dollar weakening against European currencies.

INCOME TAXES

For the nine-month period ended September 29, 1996, the Company recorded a tax provision of $23.8 million, representing an effective income tax rate of 39%. The tax rate has increased from the rate of 27% recorded in 1995 due to the Company's expected full utilization of available tax credits and foreign net operating loss carryforwards in 1996. The Company anticipates that the effective income tax rate will remain at 39% for the remainder of 1996. However, differences between the currently anticipated mix of foreign income versus domestic income, and the actual mix, will have an impact on the income tax rate that is recorded in future quarters.

SEASONALITY

The retail market to which the Company's products are targeted is seasonal with a substantial portion of total sales typically occurring in the fourth quarter, and sales slow downs commonly occurring during the summer months, particularly in Europe.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 1996, the Company had cash and cash equivalents of $102.4 million, working capital of $231.5 million, and a ratio of current assets to current liabilities of 1.8 to 1. During the first nine months of 1996, the Company's cash and cash equivalents increased by $101.4 million, comprised of $212.7 million provided from financing activities offset by $62.5 million used in investing activities and $48.8 million used in operating activities.

Included in cash and cash equivalents provided from financing activities is $43.1 million in net proceeds from the issuance of convertible notes which were issued in March 1996 and $191.2 million in net proceeds from a secondary offering of common stock which was completed in June 1996. These proceeds were offset by $25.8 million of net payments against notes payable and capital lease obligations, and $4.4 million used to repurchase 300,000 shares of the Company's common stock. The primary component of cash and cash equivalents used in investing activities is $62.8 million used for the purchase of property and equipment. Net cash used in operating activities includes an increase of $91.8 million in net accounts receivable and an increase of $79.3 million in inventories. These uses of cash and cash equivalents were offset by an increase of $96.6 million in accounts payable and accrued liabilities.

On July 5, 1995, the Company entered into a loan agreement with Wells Fargo Bank. Effective May 13, 1996, the Company renewed and amended its loan agreement with Wells Fargo Bank. The amended agreement permits revolving loans, term loans and letters of credit up to an aggregate outstanding principal amount equal to the lesser of $100 million or 80% of eligible accounts receivable. Amounts outstanding are collateralized by accounts receivable, inventory, equipment, general intangibles and certain other assets. The new revolving line bears interest at the bank's prime rate plus 0.5% and the term loans bear interest at the bank's prime rate plus 0.75%. This agreement expires June 30, 1997. Under this agreement, the Company may also secure financing of equipment purchases from third parties up to a maximum of $75 million, less term loans outstanding to Wells Fargo Bank. Among other restrictions, covenants within the agreement require the Company to maintain minimum levels of working capital and net worth.

In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million), which involves the sale of a portion of the foreign subsidiary's accounts receivable to the bank. The agreement expires in November 1996. The Company is currently in the process of negotiating the renewal of this agreement, although there can be no assurance that the agreement will be renewed. In addition, the Company has entered into various agreements to provide capital lease financing and other term loans for the purchase of certain manufacturing equipment.

The Company's balance sheet at September 29, 1996 reflected short-term borrowings of $34.5 million, consisting of borrowings under the German loan agreement of $23.4 million, term loans of $1.1 million, the short-term portion of financing to be entered into in connection with the purchase of a manufacturing facility in Penang, Malaysia of $6.0 million, and the short-term portion of capitalized lease obligations of $4.0 million. At September 29, 1996, the Company's long-term borrowings were $66.3 million, consisting of $45.7 million of convertible notes, $6.8 million of capitalized lease obligations, $12.0 million representing the long-term portion of the financing related to the facility in Malaysia, and $1.8 million of other term notes. The borrowings have been used to finance working capital needs, including increases in accounts receivable and inventories and capital expenditures related to production volume increases, in addition to the purchase of the manufacturing facility in Malaysia mentioned above.

Net accounts receivable increased by $91.8 million at September 29, 1996 when compared to December 31, 1995, due primarily to increased sales. Inventory increased by $79.3 million. The increase in inventory was primarily in finished goods (which increased by $52.1 million from December 31, 1995 to September 29, 1996). The majority of finished goods inventory at September 29, 1996 relates to the Zip and Jaz product lines. Start up of the facility in Malaysia, a change in the distribution vendor in Europe, and anticipation of fourth quarter demand were the primary reasons for the increased inventory balance. The increases in accounts receivable and inventory were offset by increases in accounts payable and accrued liabilities of $48.3 million and $48.4 million, respectively.

Additions to property and equipment for the first nine months of 1996 totaled $91.1 million, offset by $10.4 million in proceeds from capital leases and $18.0 million in seller financing for the manufacturing facility in Malaysia. These additions were primarily related to increased manufacturing capacity for Zip, Jaz and Ditto products, including $28.0 million for the manufacturing facility in Malaysia. The Company expects property and equipment additions to be less significant in future quarters.

The Company expects that its balance of cash and cash equivalents, together with current sources of available financing will be sufficient to fund the Company's operations during 1997. Thereafter, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's future financing needs cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the success of the Company's strategy to transfer manfacturing capacity to its new facility in Malaysia, the availability of critical components, the Company's strategic alliances for the manufacture of its products, the progress of the Company's product development efforts, the success of the Company in improving its inventory management, the Company's management of its cash and accounts payable, and the Company's ability to refinance its currently available debt.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1996, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is a market demand for new personal computer data storage solutions, there can be no assurance that the Company will be successful in establishing Zip and Jaz as accepted solutions for that market need. The extent to which Zip and Jaz achieve a significant market presence will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, including the LS-120 and Syquest Technology, Inc.'s EZ Flyer 230 and SyJet 1.3 GB, the timing of the introduction of such solutions, the success of the Company in establishing OEM arrangements for Zip and Jaz with leading personal computer manufacturers, the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices. In addition, component shortages or other factors affecting the supply of the Company's products, including any difficulties encountered during the transfer of manufacturing capacity to the Company's new facility in Malaysia, could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance. Also, the success of the Company's efforts to restructure its European operations will have an impact on future operating results.

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

Future market demand for the Company's products cannot be predicted with certainty. Sales of Zip products in 1995, and Zip and Jaz products in the first nine months of 1996, were the primary reasons for the Company's revenue growth in these periods, however, these sales may not be indicative of the long-term demand for such products. Accordingly, the sales growth experienced by the Company in 1995 and the first nine months of 1996 should not be assumed to be an indication of future sales. Moreover, in light of the Company's revenue growth in 1995 and the first nine months of 1996, and the change in the nature of its business over the past year, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful. In addition, the Company has experienced and may experience significant fluctuations in its quarterly operating results.

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




                                        IOMEGA CORPORATION
                                            (Registrant)



                                        /s/ Kim B. Edwards
Dated:  November 12, 1996                   Kim B. Edwards
                                        President and Chief Executive Officer


                                        /s/ Leonard C. Purkis
Dated:  November 12, 1996                   Leonard C. Purkis
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

                       EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description

10.26 (i)      Seventh Amendment to Loan Agreement dated July 31,
               1996 between the Company and Wells Fargo Bank,
               N.A., Commercial Finance Division.

10.34 Agreement for the Sale and Purchase of Assets in Malaysia, dated September 13, 1996 between the
               Company and Quantum Corporation.

10.34 (a)      Exhibit A to the Agreement for the Sale and
               Purchase of Assets in Malaysia, dated September 13,
               1996 between the Company and Quantum Corporation -
               Preliminary Form of Secured Promissory Note.

10.34 (b)      Exhibit B to the Agreement for the Sale and
               Purchase of Assets in Malaysia, dated September 13,
               1996 between the Company and Quantum Corporation -
               The Indemnification Agreement.