Form 10-K
period 1996-12-31
IOMEGA CORP
filed 1997-03-31
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
                              ANNUAL REPORT

                  pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                1-12333
                        (Commission file number)



                           Iomega Corporation
          (Exact name of registrant as specified in its charter)

	    Delaware	                                   86-0385884
(State of Incorporation)	              (IRS employer identification number)

1821 West Iomega Way, Roy, UT	                          84067
(Address of principal executive offices)	           (ZIP Code)

                            (801) 778-1000
                    (Registrant's telephone number)

             Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class					            Name of Each Exchange on Which Registered
-------------------------------     -----------------------------------------
Common Stock, par value
   $.03-1/3 per share			               			New York Stock Exchange
Rights to Purchase Series C
   Junior Participating
   Preferred Stock, $0.01 par
   value per share						                 	New York Stock Exchange
6-3/4% Convertible Subordinated
   Notes due 2001					                    New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                    None

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	                  Yes   x     	No
                       -----       -----
	Indicate by check mark if disclosure of delinquent fliers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              -----

	The aggregate market value of Common Stock held by non-affiliates of the registrant at January 31, 1997 was $2,015,680,000, based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange. The number of shares of the registrant's Common Stock oustanding at January 31, 1997 was 128,392,814.

Documents incorporated by reference:

- Specifically identified portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 into Part I and Part II of Form 10-K.

- Specifically identified portions of the Company's Definitive Proxy Statement for its 1997 annual meeting of stockholders into Part III of Form 10-K .

This Annual Report on Form 10-K contains a number of forward-looking statements, including information with respect to the Company's plans to position its products as industry standards, establish OEM relationships and license its Zip and Jaz technologies to third parties, the Company's manufacturing strategies and relationships with third parties, the availability of key components, current and future product development projects, including the anticipated availability and specifications of n-hand, and efforts to protect its intellectual property rights. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

                                  PART I

ITEM 1.	BUSINESS:

	Iomega Corporation ("Iomega" or the "Company") designs, manufactures and markets innovative data storage solutions, based on removable-media technology, for personal computer users. The Company's primary data storage solutions include disk drives marketed under the trademarks Zip and Jaz and a family of tape drives marketed under the trademark Ditto.
The Company's Zip and Jaz disk drives are designed to provide users with the benefits of high capacity and rapid access generally associated with hard disk drives and the benefits of media removability generally associated with floppy disk drives, including expandable storage capacity and data transportability, management and security. The Company's Ditto tape drives primarily address the market for backup data storage. The Company began shipping Zip drives in March 1995 and Jaz drives in December 1995.

Iomega Solutions

	The Company believes its Zip and Jaz disk drives address key information storage and management needs of today's personal computer users by providing affordable, easy-to-use storage solutions that combine the high capacity and rapid access of hard disk drives with the benefits of media removability generally associated with floppy disk drives.
Specifically, the Company's products offer the following benefits to personal computer users:

Expandable Storage Capacity. As personal computer users are increasingly forced to expand their primary storage capacity (generally provided by the hard disk drive incorporated in the computer), Zip and Jaz provide an easy and efficient way to do so. Both the Zip and Jaz drive can be easily connected or installed and offer unlimited additional storage capacity, in increments of 100 megabytes (MBs), in the case of Zip, and 1 gigabyte
(GB), in the case of Jaz.

Media Removability. Both Zip and Jaz store data on high-capacity removable disks, thus enabling computer users to:

- take programs and files from an office computer and work with them on a home or laptop computer;

-   share programs and files with other personal computer users;

-   organize data by storing different files on different disks;

- create a "separate personal computer" for each person using the computer (such as different family members) -- each user can store his or her software and data on a single disk that can be removed from the computer and privately stored when that person is not using the computer; and

- remove particularly sensitive or valuable information from the computer for storage in a different location, thus protecting it against viewing or modification by another user of the computer and against damage to the computer.

Data Backup. The Company's family of Ditto tape drives, as well as the Zip and Jaz drive, offer a convenient and effective way for personal computer users to create backup copies of their programs and files.

Attractive Price, Performance and Features. The Company believes that its Zip, Jaz and Ditto drives provide a combination of price, performance and features that makes them attractive data storage solutions for their target markets. Zip offers data access times and transfer rates and storage capacity that greatly exceed that offered by conventional floppy disk drives, along with the benefits of removable media, at a price that is attractive to mass-market customers. Jaz offers many performance features comparable to those of most other data storage devices (including conventional hard disk drives), at a competitive price. Ditto offers high backup capacities (up to 3.2 GBs compressed) more suitable to today's larger hard disks, at prices competitive with low-capacity tape drives while incorporating simple "one-step" software that allows users to backup while they continue working.

Products

	The Company offers products targeted at both the mass market and the high-performance market. The Zip drive and the Ditto 2GB tape drives were designed to achieve price levels which the Company deems crucial to mass-market consumers. The Jaz drive and Ditto 3200 tape drive, on the other hand, are principally targeted to more technically demanding, high-end customers, while still offering affordability. Iomega's Zip, Jaz and Ditto products continued to be recognized by industry publications and trade groups during 1996, receiving a number of prestigious awards, including: Computer Shopper's "Best Removable Backup Drive" (Zip); Gadget Guru's "Product of the Year" (Jaz); Home Office Computing's "Editors' Choice Award" (Zip); Mobile Computing's "Best Product of 1996" (Ditto 2GB); PC Magazine's "World Class Award Finalist" (Jaz); PC World's "Best Products of 1996 - Best Portable Drive"(Zip); PC Computing's "MVP" (Jaz); Windows Magazine's "Win 100 Product of the Year" (Jaz); Windows Sources' "Stellar Award" (Jaz); and Macworld's "World Class Award - Storage" (Jaz).


	The following table lists the principal data storage devices currently being offered by the Company:

Product
(Year Introduced) *	       Media and Capacity**   	    Technology
-------------------        --------------------      -----------------------

Zip (1995)                 100-MB Zip Disks	         Drive: Winchester heads
        			                                          Disks: Advanced flexible
                                                            media

Jaz (1995) 	               1-GB Jaz Disks	           Drive: Thin-film heads
			                                                  Disks: Two rigid disk
                                                            platters

Ditto 2GB (1996)   	       Ditto Tape		              Drive: Direct drive
                           minicartridges                   mechanism
Ditto 3200 (1995)	         (2GB and 3.2GB)           Media: Industry standard
                                                          		quarter inch
                                                            cartridges

*	Drives are available in internal and external versions.

**	The indicated capacities for Ditto drives represent the maximum capacity using data compression.

Zip

	Over 4 million Zip drives have been shipped since its introduction in March 1995 through the end of 1996. Designed as an affordable mass-market product, the Zip drive addresses multiple needs of personal computer users: hard drive expansion, data transportability, data security and backup. The drive uses interchangeable 100-MB Zip disks to provide users of IBM-compatible and Apple Macintosh-compatible personal computers with 70 times the capacity of, and superior performance to, traditional floppy disks.
Zip drives were designed with 100-MB disks based on the results of the Company's market research, which showed that a substantial majority of the files stored on personal computers are 100 MBs or less.

	Zip drives use durable, high-capacity flexible media and Winchester-type nanoslide heads with a special airbearing surface combined with a linear voice coil motor. The Zip drive provides high capacity and rapid access and can be used for a number of data storage purposes. The SCSI and IDE interface versions of the Zip drive, which offer faster performance than the parallel port version of the drive, feature 29 millisecond average seek time and an average sustained data transfer rate of 1.00 MB per second.
Software included with the Zip drive provides a total data storage solution by helping users organize, copy, move and backup their data and offers software read/write protection, which further enables users to secure and protect their data.

	The external, portable version of the Zip drive weighs approximately one pound and is offered in a parallel port version for use with IBM PC-compatible computers and a SCSI version for use with Apple Macintosh-compatible computers or IBM PC-compatible computers which have a SCSI adapter board. The parallel port version features printer pass-through to allow normal operation of a printer in the same port. The SCSI version has two connectors allowing it to be connected with other SCSI devices. The external Zip drive has a distinctive, compact design, including a royal blue color, a window allowing visibility of the label on the cartridge being used, rubber feet for positioning the drive flat or on its side, operation lights and a finger slot for easy cartridge insertion and removal. Internal versions of the Zip drive include SCSI interface and IDE interface models. During 1996, Iomega introduced an internal 3.5 inch SCSI interface Zip drive which fits in most standard drive bays.

	As of March 1997, the following PC and consumer electronics companies incorporate, or have announced plans to incorporate, Zip drives in selected models of their lines of personal desktop computers as a standard or optional feature: Apple, Canon, Compaq, Dell, Gateway 2000, Hewlett-Packard, IBM, Micron Electronics, NEC, Packard Bell, Power Computing and Unisys.

	The Zip drive carries a one-year limited warranty and Zip disks are sold with a limited lifetime warranty.

Jaz

	The Company began shipping Jaz drives and 1-GB Jaz disks in December 1995. Jaz addresses the high-performance needs of personal computer and other system users in three areas: multimedia applications (audio, video and graphics), personal data management, and hard drive upgrade and expansion. The Jaz drive offers data transfer rates comparable to those of most current hard disk drives, with an average sustained transfer rate of 5.4 MBs per second, 12 millisecond average seek time and 17.5 millisecond average access time. Jaz disks are available in a capacity of 1 GB, which the Company's market research indicated was a capacity that many high-performance computer users demand.
Using 1-GB disks, Jaz is capable of storing and playing up to two hours of MPEG1 compressed DSS satellite quality video, up to eight hours of CD-quality audio, two hours of digital audio with real-time playback, more than 20,000 scanned documents for document imaging or up to four minutes of full-screen, full-motion broadcast-quality video. The Jaz drive is available in both external and internal SCSI versions.

	The Jaz drive's technical features include tri-pad, thin-film recording heads, dynamic head loading and drag and drop motorized cartridge ejection.
Jaz disks feature a dual rigid platter cartridge and a proprietary disk capture system which secures the dual disk platters when not installed in a drive, eliminating rattle and reducing the possibility of losing valuable information. The drive operates with leading operating systems for personal computers and workstations, including Windows 95, Windows NT, Windows 3.x, Macintosh and OS/2. Software included with the Jaz drive provides a total data storage solution by helping users organize, copy, move and backup their data and offers software read/write protection, which further enables users to secure and protect their data.

	The external version of the drive, which weighs approximately two pounds, features design enhancements similar to those introduced with the external
Zip drive, including a unique jade colored casing, a window to allow visibility of the label on the cartridge being used and operating lights. Additional features include an auto-switching power supply to allow operation in different countries, auto-sensing SCSI termination and anti-gyro disk locking to increase durability.

	As of March 1997, Micron Electronics, Power Computing and Gateway 2000 offer the Company's Jaz drives as built-in options in selected models of their lines of personal desktop computers.

	The Jaz drive carries a one-year limited warranty and Jaz disks are sold with a limited lifetime warranty.


Ditto

	The Company's Ditto family of tape drives addresses the need of personal computer users for an easy-to-use, affordable and dependable backup solution.
In response to information learned from consumers regarding the characteristics demanded from backup storage devices, the Company redesigned its family of tape drives, which had originally been introduced in 1992. The Company offers internal and external models ranging in capacity from 2 GBs to 3.2 GBs (using data compression). The tape drives are primarily designed to backup and protect against loss of data stored on hard disk drives in IBM PC-compatible computers and offer storage capacities large enough to protect all of the data on most hard drives, not just selected files. Iomega's tape drives have a patented beltless design which the Company believes enhances reliability.
The Ditto 2GB is specifically designed to read and write Ditto 2GB cartridges, a proprietary tape format introduced in 1996 that offers 2.5 times the capacity of Travan 800 cartridges for approximately two-thirds the price and are available only from the Company and Sony, the manufacturer of the cartridges. The Ditto 3200 reads and writes Travan TR-3 and QW-3020XLF cartridges and reads certain QIC and Travan cartridges.

	The Ditto family of tape drives has achieved several industry firsts. In April 1992, the Iomega Tape 250 (later renamed the Ditto 250) became the industry's first commercially available QIC-standard, one-inch high tape drive and in March 1995 became the industry's first internal 250-MB tape drive to sell for under $100. In June 1995, the Ditto 420 became the industry's first internal 420-MB tape drive to sell for under $100. In October 1995, the Company introduced the Ditto Easy 800, which the Company believes was the industry's first external parallel port 800-MB tape drive to sell for under $150. The Ditto Easy 800 and subsequent models feature an enhanced design similar to, and are stackable with, the Zip and Jaz drives.

	The Company's tape products are generally available in either internal or external models. The internal versions attach to the standard floppy drive interface in IBM PC-compatible computers, while the external versions attach to the parallel printer port on IBM PC-compatible computers and offer pass-through capability for a printer. The drives are shipped with backup software for both DOS and Windows. The Company's tape products include
1-Step software designed to permit the backup of an entire hard disk in a single step while the user continues working.

	As of March 1997, Micron Electronics and Gateway 2000 offer the Company's Ditto drives as built-in options in selected models of their lines of personal desktop computers.

	The Ditto 2GB and the Ditto 3200 carry a two-year limited warranty. Ditto media is also sold with a two-year limited warranty.


Bernoulli

	During late 1996, the Company discontinued production of its Bernoulli drives. These 5-1/4 inch half-height drives were removable-media storage devices based on the Company's proprietary Bernoulli technology. The Bernoulli MultiDisk 150 drive began shipping in October 1992 and was Iomega's first drive to use multiple capacity disks - 35, 65, 105 and 150 MBs. The Company began shipping the Bernoulli 230 drive in September 1994. The
Company plans to continue to produce its multiple capacity disks, as well as provide warranty and repair support to its Bernoulli customers.


Marketing and Sales

	The Company believes that broadening the distribution of its products through strategic marketing alliances with a variety of key companies within the computer industry is a critical element in the Company's strategic goal of establishing its products as industry standards. The Company's initial marketing strategy for the introduction of its new products has been to generate consumer awareness of and demand for such products by focusing on aftermarket sales to existing users of personal computers through leading computer retail channels. The next step in the Company's strategy is to position its products as industry standards. To accomplish this, the Company plans to continue its focus on establishing and maintaining OEM relationships with leading personal computer manufacturers as well as granting royalty-based licenses that allow third party manufacturers to produce and sell the Company's drives to OEMs and consumers for their own accounts.

	During 1996, the Company introduced a number of promotions designed to expand the size of the market for its products. The Company also decreased the suggested retail prices of its Jaz and Ditto drives and announced a series of rebate programs for its Zip products, which offered qualifying purchasers of Zip products the choice of receiving a cash rebate or certain merchandise. During the summer of 1996, the Company engaged a third party firm (the "Administrator") to administer the Company's rebate programs. Many consumers have complained about delays in receiving their rebate checks or merchandise and difficulties in obtaining timely responses to rebate inquiries and certain customers have initiated litigation relating to the rebate programs. See "Item 3 -- Legal Proceedings." The Company has also received a number of letters from State Attorneys General, Consumer Protection Agencies and other governmental bodies concerning complaints about the rebate programs. In light of the difficulties experienced in managing the volume of 1996 rebate requests, the Company has added resources to assist the administrator in processing rebate requests and responding to rebate inquiries more quickly. The Company is monitoring the progress in achieving faster turnaround on issuing rebate checks and merchandise, and in answering rebate related questions.

	Since July 1996, the Administrator has received several hundred thousand Zip rebate requests. The Company will, and has always intended to, pay every qualifying rebate request. In March 1997, the Company was informed by the Administrator of certain recently discovered shortcomings in the procedures relied on to process rebate requests. As a result of these shortcomings, a substantial number of customers whose rebate requests (for between $50 and $70) had been approved were not promptly paid by the Administrator. The
Company has taken immediate steps to rectify this problem and rebate checks have been sent or will shortly be sent to all of these customers. The
Company was also recently informed by the Administrator that a substantial number of customers whose 1996 rebate request submissions (or resubmissions after an initial determination of ineligibility) have not been notified of the status of their submissions. The Company is in the process of notifying each of these customers, as well as a group of customers whose requests for certain rebate merchandise (a carry-bag) have been delayed due to a supply shortage.
The delays in fulfilling the Company's rebate obligations and in notifying customers of the status of their requests have resulted in customer dissatisfaction and frustration. Despite the Company's efforts to improve the administration of its rebate programs, customer dissatisfaction arising from thes programs could adversely affect the Company's reputation and its future marketing and sales efforts. The Company knows its future success depends in large measure on the loyalty of its customers -- in particular, the users of the more than 5,000,000 Zip drives shipped to date -- and is determined to preserve, or where necessary rebuild, that loyalty.

Retail Distribution

	Retail outlets for the Company's products include mail order catalogs, computer superstores, office supply superstores, consumer electronics superstores and specialty computer stores. The Company sells its products to retail channels directly, as well as indirectly through distributors.
The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States and can be found in more than 10,000 storefronts around the world. Retailers carrying the Company's products include Best Buy, Circuit City, Computer City and CompUSA in the U.S., and Vobis, FNAC, MicroWarehouse and Dixons in Europe. Distributors include Ingram Micro, Merisel, MicroAge and Tech Data in the U.S.; Ingram Micro Europe, Computer 2000 and Actebis in Europe; and Gennett Technologies, Sunkyong Distribution Ltd. and Q*Soft Australia Pty. Ltd. in Asia.

Strategic Marketing Alliances

	In addition to sales through retail channels, the Company has entered into a number of strategic marketing alliances with a variety of companies within the computer industry. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems at the time of purchase. During 1996, the Company continued to gain significant industry support from major PC and consumer electronics companies that began or announced plans to begin to incorporate Zip, Jaz and/or Ditto drives into their computer systems as standard or optional features. At the end of 1996, the Company's OEM customers included: Hewlett-Packard, Micron Electronics, Packard Bell, IBM, Canon, NEC, Power Computing, Unisys and Gateway 2000. In early 1997, the
Company announced OEM arrangements with Compaq, Dell and Apple.

	The Company's strategic alliances also include private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products by such companies as Maxell, Sony and Fuji, who distribute Zip disks in packages which feature Iomega's name in addition to the partner's name. In addition, Fuji offers private-branded Zip drives in Japan.

International

	The Company sells its products outside of North America primarily through international distributors and retailers. The Company has increased its sales and marketing efforts in the European and Asian markets in the past several years. Sales are accomplished primarily through sales offices located throughout Europe and Asia/Pacific. The Company has been invoicing predominantly in foreign currencies in Europe since January 1992. Sales to Asian customers are denominated in U.S. dollars. In total, sales outside of the United States represented 34%, 32% and 37% for the years ended December 31, 1996, 1995 and 1994, respectively. Information regarding the Company's operations by geographic region appears in Note 12 of the Company's Consolidated Financial Statements filed as a part of this Form 10-K and is incorporated herein by reference.

Marketing

	The Company's worldwide marketing group is responsible for positioning and promoting the Company's products. The Company participates in various industry tradeshows, including MacWorld, CeBIT and COMDEX, and seeks to generate coverage of its products in a wide variety of trade publications. During 1996, the Company conducted significant print advertising campaigns for its Zip, Jaz and Ditto products and television advertising campaigns in support of its Zip and Ditto products. The Company expects marketing and advertising expenses to increase in the future as the Company seeks to expand market awareness of its products and educate consumers about the many possible uses for Zip and Jaz disks.

	As is common practice in the industry, the Company's arrangements with its customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers. During 1996, the Company began offering limited-time, mail-in rebates for certain of its drives and disks. In addition, customers generally have the right to return excess inventory within specified time periods. The Company establishes reserves for anticipated rebate redemptions and inventory returns. There can be no assurance that these reserves will be sufficient or that any future returns, rebates or price protection charges will not have a material adverse effect on the Company's results of operations.

	The Company markets its products primarily through computer product distributors and retailers. Accordingly, since the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors and certain large retailers.
At December 31, 1996, the customers with the ten highest outstanding accounts receivable balances totaled $81.2 million, or 32% of gross accounts receivable, with one customer accounting for $29.4 million, or 12% of gross accounts receivable. If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

	During the year ended December 31, 1996, sales to Ingram Micro, Inc., a distributor, accounted for 15% of sales. No other single customer accounted for more than 10% of the Company's sales in 1995 or 1996.

Seasonality

	The Company's Zip, Jaz and Ditto products are targeted primarily to the retail consumer market. This market is generally seasonal, with a substantial portion of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the summer months. Accordingly, in light of the seasonal nature, revenues for any prior quarter may not necessarily be indicative of the revenues to be expected in any future quarter.

Manufacturing

	The Company's products are manufactured by the Company at facilities in Roy, Utah and Penang, Malaysia and by independent parties manufacturing products for the Company on a contract basis. Manufacturing activity generally consists of assembling various components, subcomponents and prefabricated parts manufactured by the Company or outside vendors.

	During 1995, the Company was unable to produce enough of its products to fill all of its orders and, therefore, turned to third-party manufacturers to help satisfy demand. During 1996, the Company entered into an agreement to purchase a 376,000 square-foot, manufacturing facility in Penang, Malaysia to initially serve as an additional manufacturing site for the Company's Jaz drives and disks. The Company's success in ramping up operations in Penang and the cost-saving opportunities provided by closer proximity to the Company's storage component suppliers led the Company to re-evaluate several of its contract manufacturing relationships and in December 1996 the Company announced plans to move substantial portions of its Zip, Jaz and Ditto drive production away from third-party manufacturers, as well as its own manufacturing operations in Roy, Utah, to this new facility. Although the Company believes it is positioned to produce the majority of its products in the future, it still intends to use certain third-party manufacturers for the foreseeable future. There can be no assurance that the Company will be successful in managing its own operations or those of such third-party relationships, or that third-party manufacturing will be able to meet the Company's quantity or quality requirements for manufactured products. The Company currently has third-party manufacturing relationships with Electronics Assembly, Inc. in the Philippines (Zip drives), and MegaMedia Computer at their locations in Taiwan, Malaysia and California and Sentinel N.V. in Belgium (Zip disks).

	During 1996, the Company granted a non-exclusive worldwide license to Matsushita Communication Industrial Co., Ltd. of Japan (MCI) to manufacture and sell Zip drives under MCI's brand names, as well as to OEM's. MCI commenced production in the fourth quarter of 1996. This agreement increases competition and may increase price competition since the Company does not set the price at which MCI sells its products. The Company receives royalties on units sold to third parties by MCI.

	Many components incorporated in, or used in the manufacture of, the Company's products are currently available only from single or sole source suppliers. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely basis. During 1995 and early 1996, the Company was unable to obtain a sufficient supply of certain integrated circuits used in the Company's Zip and Jaz drives. During 1996, the Company established agreements with Motorola, Texas Instruments and Symbios Logic (leading industry component suppliers) to commit design teams and utilize their wafer fabrication capacity for the development and manufacture of the various integrated circuit technologies used in the Company's personal storage products. Starting in January 1997, these companies joined Adaptec and Atmel as suppliers who provide silicon solutions to assist the Company in meeting its demands. The Company believes these relationships will help secure high-volume manufacturing capabilities and help drive down the overall cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply to fully satisfy the Company's demands for such integrated circuits or realize any future cost savings.

	The Company purchases a substantial portion of its sole and limited source components and equipment pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment, or to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory level of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

	The Company had a backlog at the end of December 1996 of approximately $76 million, compared to a backlog at the end of December 1995 of approximately $188 million. The backlog at the end of December 1996 was related primarily to orders with scheduled shipment dates in future months; whereas substantially all of the December 1995 backlog was related to significant component shortages related to the Company's Zip and Jaz products. Based in part on the Company's current estimates regarding the expected availability of components (which estimates are based on information provided to the Company by its suppliers, the Company's current inventory of components and the Company's experience in its business) and the Company's manufacturing capacities, the Company believes that it will be able to fill all orders in the December 1996 backlog during the first quarter of 1997, unless such orders are scheduled for delivery outside the first quarter of 1997 or canceled or rescheduled. However, there can be no assurance that the Company's current estimates regarding the expected availability of components will, in fact, turn out to be correct. In addition, the purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog.
Moreover, it is common in the industry during periods of product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

	An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products.
During 1994 and 1995, the Company's product development efforts were primarily devoted to the development of its Zip and Jaz products, which began commercial shipment in March 1995 and December 1995, respectively. During 1996, the Company's efforts were primarily focused on reducing the production costs of its existing Zip, Jaz and Ditto products, enhancing the features, developing different system interfaces, developing higher capacity and performance versions, and enhancing and expanding compatibility with various computers and operating systems. In particular, there are projects underway to develop higher capacity and performance drives and media, to create and provide necessary software support that will allow computers to be started (or booted) from Zip drives, and to develop smaller subsystem versions of the Company's products, as well as lower profile versions of the Zip drive which could be installed in laptop computers, a rapidly growing segment of the computer industry. Moreover, the Company is looking at advanced head/media systems for future platforms beyond the current family of Jaz products and plans to increase its efforts in the areas of software utilities and solutions, which will continue to emphasize "ease of use" functionality.

	In addition to the development and enhancements to its Zip, Jaz and Ditto products, the Company is developing a new storage device called n-hand, which is designed to be built into hand-held consumer electronics devices ranging from digital cameras and game devices to cellular phones and personal digital assistants. N-hand is expected to provide a single, affordable means of capturing, moving and storing information across multiple products. The Company expects n-hand, with an announced price of less than $10 per disk, to be the first affordable personal storage solution of its kind. Each disk will be approximately half the size of a business card and is expected to hold 20 MB of data. N-hand has the potential to open up several new markets for removable magnetic recording devices and is expected to be available beginning in late 1997 or early 1998. Development of the n-hand product is ongoing and there can be no assurance that the Company will be successful in developing, manufacturing and marketing this product or that it will be able to do so within in the desired time frame or at the desired price point.

	During 1996, 1995 and 1994, the Company's research and development expenses were $42,101,000, $19,576,000 and $15,438,000, respectively (or
3.5%, 6.0% and 10.9%, respectively) of net sales. Research and development spending in 1996 was primarily related to efforts focused on the Company's Zip, Jaz and Ditto product lines, as well as the recently announced n-hand product.

	The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. For example, over the last 10 years the typical hard disk drive included in a new personal computer has increased in capacity from approximately 40 MBs to over 2 GB while the price of a hard disk drive has remained constant or even decreased. The Company's future success will depend in significant part on its ability to continually develop and introduce, in a timely manner, new removable-media disk drives and tape products with improved features, and to develop and manufacture those new products within a cost structure that enables the Company to sell such products at lower prices than those of comparable products today. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Competition

	The Company believes that its Zip and Jaz products compete most directly with other removable-media data storage devices, such as magnetic cartridge disk drives, optical disk drives and "floptical" disk drives. Current suppliers of removable-media data storage devices include Syquest Technology (which offers SyJet, a 1.5 GB removable cartridge hard disk drive), a consortium comprised of Compaq Computer, Imation and MKE (which has introduced the LS 120, a 120 MB floptical drive that is compatible with conventional floppy disks), Panasonic (which offers the Power Drive, a removable optical drive), Nomai (which offers the MCD family of drives, including 540 MB and 750 MB removable cartridge hard disk drives), and Sony (which offers the MD-DATA drive, a disk drive based on removable magneto-optical technology). In addition, Mitsumi and Swan Instruments together are expected to introduce a high-capacity, removable-media disk drive in 1997 that will also directly compete with Zip and Jaz. Although the Company believes that its Zip and Jaz products offer advantages over the other removable-media storage devices available today, the Company believes that the price, performance and usability levels of competing removable-media products have improved and will continue to improve and that existing as well as new competitors will introduce new removable-media storage devices. Accordingly, the Company believes that its Zip and Jaz products will face increasingly intense competition.

	The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. As new and competing removable-media storage solutions are introduced, it is possible that any such solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard and achieve a dominant market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance, particularly given the Company's size and market position vis-a-vis other competitors.

	To the extent that Zip and Jaz drives are used for incremental primary storage capacity, they also compete with conventional hard disk drives, which are offered by companies such as Seagate Technology, Western Digital Corporation, Quantum Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as NEC, IBM, Fujitsu, Hitachi and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

	The disks used in the Company's Zip drives are currently available from the Company and from Fuji, Maxell and Sony, who sell Zip disks in packages which feature Iomega's name in addition to the partner's name with authorization from the Company. The disks used in the Company's Jaz drives are currently available only from the Company. The Company believes that it and its authorized manufacturers are currently the sole manufacturing source for Zip- and Jaz-compatible disks. Additional sources of supply of disks designed for use with Zip and/or Jaz drives may emerge either as a result of another party succeeding in producing compatible disks without infringing or violating the Company's proprietary rights, or as a result of licenses granted by the Company to other parties. Accordingly, the Company's Zip and Jaz disks may face increasing competition in the future, including the possibility of competition from parties not licensed by the Company.

	The Company's tape drives compete in the market for backup data storage with other QIC and DC2000-type products (which includes QIC and Irwin), including parallel port interface products. DC2000-type products currently offer capacities up to 4 GBs with compression. The Company's two major competitors in the tape drive market are Seagate Technology and Hewlett-Packard. Tape drives may in the future encounter increased competition from other forms of removable-media storage devices. With the exception of a proprietary tape format for the Ditto 2GB, which is available only from the Company and Sony, the tapes used in the Company's tape drives are available from a number of sources, including Imation and Verbatim, and the Company is not the primary source of supply for these tapes.

	In the OEM market for both its disk drives and tape drives, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

	The Company intends to license its products or technology to other computer manufacturers on a royalty-bearing basis in order to increase market share and acceptance of its products and help promote them as industry standards. In 1996, the Company entered into a license agreement with Matsushita Communication Industrial Co., Ltd. of Japan (MCI) authorizing MCI to manufacture and sell Zip drives. Accordingly, the Company expects to compete in the future with licensees of the Company's products. In addition, the Company has granted certain companies the right to purchase drives or disks from the Company (generally at a discount to the price paid by retail channels) and resell such products under private brand names, and the Company's products may become subject to increased price competition from such private branded resellers. Price competition from other resellers of the Company's products, whether or not the Company has a manufacturing relationship with such party, may result in increased pressure on the Company to reduce the prices at which its products are sold to such resellers or others or to offer rebates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company could adversely affect gross margin and would adversely effect gross margin percentage to the extent such reductions or rebates are not offset by reductions in the cost of manufacturing such products.

	The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size and removability, and size of installed base of users), ease of installation and use, and security of data. Price is a particularly important factor with respect to the Company's mass-market products (the Zip and Ditto 2GB drives). Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. Winchester drives are available in 5-1/4 inch, 3-1/2 inch, 2-1/2 inch and 1.8 inch form factors. The most common form factor for Winchester and floppy drives is 3-1/2 inches. The Company currently offers 3-1/2 inch Zip, Jaz and Ditto drives. The most common system interface for the OEM market is IDE. The Company currently offers internal Zip drives in IDE and SCSI interface models, internal Jaz drives in SCSI interface models, and internal Ditto drives in floppy interface models.

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

Proprietary Rights

	The Company relies on a combination of patent, copyright and trade secret laws to protect its technology. The Company has filed more than 200 U.S.
and foreign patent applications relating to its Zip and Jaz drives and disks, although there can be no assurance that such patents will issue. The Company holds over 50 U.S. and foreign patents, nine of which relate to its Zip products, six of which relate to its Jaz products, three of which relate to its Ditto products and most of the remainder of which relate to its Bernoulli products. The Company believes that a combination of patent rights (pursuant to various issued patents and a number of pending patent applications), copyright and trade secret protection should prevent another party from legally manufacturing and selling disks that work effectively and reliably with the Company's Zip and Jaz drives (except pursuant to a license from the Company). However, there can be no assurance that the steps taken by the Company to protect such technology will be successful, or that such efforts will succeed in all countries. If another party were to succeed in producing and selling Zip- or Jaz-compatible disks without infringing or violating the Company's proprietary rights, the Company's sales would be materially adversely affected, and the price at which the Company sells disks could also be materially adversely affected. Moreover, because the Company's Zip and Jaz disks have significantly higher gross margins than the Zip and Jaz drives, the Company's net income would be disproportionately affected by any such sales shortfall. Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its disk drives will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded its existing drive technology. See "Item 3 -- Legal Proceedings."

	As is typical in the data storage industry, from time to time the Company has been, and may in the future be, notified that it may be infringing certain patents and other intellectual property rights of others. The Company, however, is not currently aware of any such threatened or pending legal challenge to the technology which is incorporated in its products which it expects to have a material adverse effect on its business or financial results. The Company has in the past been engaged in several patent infringement lawsuits, both as plaintiff and defendant. There can be no assurance that future claims will not result in litigation. If infringement by the Company were established, the Company could be required to pay damages or be enjoined from selling the infringing product, or both. In addition, there can be no assurances that the Company will be able to obtain any necessary licenses on satisfactory terms or that the Company when appearing as a plaintiff in litigation will prevail or recover meaningful damages or relief.

	Certain technology used in the Company's products is licensed on a royalty-bearing basis from third parties, including the backup software included with the Company's Ditto products and certain patent rights relating to Zip products. The Company has entered into a letter agreement regarding the Zip patent rights and is in the process of negotiating a more detailed license agreement for these rights. The failure to execute a definitive Zip patent agreement or the termination of the Company's existing license arrangements could have a material adverse effect on the Company's business and financial results.

Employees

	As of December 31, 1996, the Company employed 2,926 persons worldwide, including 165 in research and development, 2,257 in manufacturing, 265 in sales, marketing and service, and 239 in general management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage.

	During December 1996, the Company announced its plans to shift a substantial portion of its high volume production to Penang, Malaysia. As a result, during 1997 the Company expects to reduce its work force in Roy, Utah by approximately 500 to 700 employees in the manufacturing and distribution areas.

Government Contracts

	No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

	Compliance with federal, state and local environmental protection laws had no material effect on the Company in 1996 and is not expected to have a material effect in 1997.

ITEM 2.	PROPERTIES:

	The Company's executive offices, certain research and development facilities, and certain manufacturing and distribution facilities are located in leased offices and warehouses in the Roy, Utah area. In addition, the Company also leases office space in various locations throughout North America for local sales, marketing and technical support personnel, as well as other locations used for research and development activities.

	Additionally, the Company leases office space in Geneva, Switzerland for use as its international headquarters, and in Utrecht, the Netherlands for use by its European logistics and distribution personnel. The Company also leases office space throughout Europe and Asia/Pacific for local sales, marketing and technical support personnel. In September 1996, the Company entered into an agreement with Quantum Corporation to purchase a 376,000 square foot manufacturing facility in Penang, Malaysia. The closing of the purchase is expected to occur in the first half of 1997.

	The Company owns substantially all equipment used in its facilities through either outright purchases or capital leases.

ITEM 3.	LEGAL PROCEEDINGS:

	Except as set forth below, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

 The Company has been named as a defendant in Pizzimenti, et al.
v. Iomega Corporation, a class action filed in the Chancery Court of the State of Delaware in and for New Castle County on March 10, 1997. The named plaintiffs purport to represent all persons in the United States who bought Iomega Zip drives or Zip disks since July 1, 1996 and who were allegedly not paid timely rebates. The complaint alleges that the Company breached contracts with those consumers and violated the Delaware Consumer Fraud Act by failing to send rebates to them within the time period specified in the Company's rebate offer. The complaint seeks immediate payment of the rebates (which are in an amount of $50 per Zip drive purchased, up to $20 per 10-pack of Zip disks purchased and/or, at the customer's election, certain merchandise) plus interest to each putative class member, together with payment of plaintiffs' attorneys' fees. An adverse outcome in this class action suit would not, in the opinion of management, have a material adverse effect in financial terms on the Company's financial condition or results of operations. However, an adverse outcome, particularly if accompanied by negative publicity, could have an adverse effect on the Company's business by harming the Company's reputation and goodwill with current or prospective customers.

 During March 1997, the Company became aware that a French competitor, Nomai S.A. (the "Defendant"), was allegedly informing customers that it planned to announce a disk product claimed to be compatible with the Company's Zip drive. The Company has not licensed the Defendant to manufacture or sell Zip products, and believes the Defendant's planned product would infringe the Company's copyrights, patents and other intellectual property rights, and constitute unfair competition.
Accordingly, the Company took immediate steps to protect its rights and obtained from the Landgericht Court in Hannover, Germany, a preliminary injunction against the Defendant. The injunction was served on the Defendant on March 19, 1997, and prohibits the Defendant, for an initial period of six months (unless earlier canceled by the court), from manufacturing or offering its planned product in Germany. To the Company's knowledge, the Defendant has not to date announced or offered its planned product for sale, in Germany or elsewhere. In support of the Company's claims against the Defendant, the Company's French counsel obtained materials from the Defendant's premises on March 19, 1997, in a seizure process permitted by a French Court. The Company then filed suit against the Defendant on March 25, 1997, in the District Court in Paris, France, alleging unfair competition, copyright infringement and patent infringement. An adverse outcome in these proceedings could result in the introduction by the Defendant in one or more countries of a Zip-compatible disk product. Any such introduction could have a material adverse effect on the Company's future sales and operating results, depending upon, among other things, the quality, reliability, time to market and competitiveness of any product ultimately introduced by the Defendant, and the Defendant's ability to manufacture its product in volume, market and distribute it effectively, and deliver future enhanced versions of the product. See "Item 1 -- Business -- Proprietary Rights". The Company intends to vigorously protect and enforce its intellectual property rights in these proceedings against the Defendant.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

	No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

	The executive officers of the Company as of March 1997 are as follows:

Name	                 Age      Position

Kim B. Edwards	        49	     President, Chief Executive Officer and
                               Director

Leonard C. Purkis 	    48	     Senior Vice President, Finance and Chief
                               Financial Officer

M. Wayne Stewart	      51	     Senior Vice President and Chief Operating
                               Officer

Laurie B. Keating	     43	     Senior Vice President, General Counsel
                               and Secretary

Srini Nageshwar	       54      Senior Vice President, Europe

Anton J. Radman, Jr.	  44	     Senior Vice President, Strategic Business
                               Development

Edward D. Briscoe	     34	     Vice President and General Manager,
                               Personal Storage Division

Reed M. Brown	         43	     Vice President, Manufacturing

Douglas M. Clifford	   53	     Vice President, Research and Development

Timothy L. Hill	       38      Vice President, Worldwide Marketing and Sales

James C. Kelly	        39	     Vice President and General Manager, Tape
                               Business Products

Willard C. Kennedy	    50	     Vice President, Customer Satisfaction and
                               Logistics

Kevin O'Connor	        39	     Vice President, Human Resources

Robert J. Simmons	     34	     Treasurer

Dan E. Strong	         38	     Corporate Controller

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

	M. Wayne Stewart was appointed Senior Vice President and Chief Operating Officer in August 1996. Mr. Stewart joined the Company as Senior Vice President, Operations in January 1996. Prior to that, Mr. Stewart was Vice President of Global Manufacturing Concepts and Engineering Services at
Whirlpool Corporation, a consumer appliance company, from January 1995 to December 1995. From September 1970 to December 1994, Mr. Stewart was Manufacturing Manager for Hewlett-Packard.

	Laurie B. Keating joined the Company as Senior Vice President, General Counsel and Secretary in January 1997. Previously, Ms. Keating served as Senior Vice President, General Counsel and Secretary of Sybase, Inc., a software company, which she joined in March 1989 as General Counsel and Secretary. Prior to that Ms. Keating served as Group Counsel at Tandem Computers Incorporated, a fault-tolerant computer maker and software provider from May 1987 to March 1989.

	Srini Nageshwar was promoted to Senior Vice President, Europe in April 1991 after joining the Company in January 1991 as Vice President, Europe. Prior to joining the Company, Mr. Nageshwar held various senior management and marketing positions with technology companies.

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

	Edward D. Briscoe was appointed Vice President and General Manager, Personal Storage Division in January 1997. Mr. Briscoe joined the Company as Vice President, Sales in January 1995. From May 1993 to January 1995, Mr. Briscoe was Director of Sales and Marketing for Apple Computer's Personal Interactive Electronics Division. Prior to that, Mr. Briscoe was Executive Assistant to the President of Apple USA. From July 1987 to
April 1992, he held various sales management positions with Apple Computer, Inc.

	Reed M. Brown joined the Company as Vice President, Manufacturing in February 1996. Prior to that, Mr. Brown was Director of Manufacturing at Quantum Corporation, a manufacturer of hard disk drives, from March 1994 to January 1996. From January 1979 to February 1994, Mr. Brown was Production Manager for Hewlett-Packard Company.

	Douglas M. Clifford joined the Company as Vice President, Research and Development in October 1996. Prior to that, Mr. Clifford worked 28 years in various research and development and general management positions for Hewlett-Packard. His last assignment at Hewlett-Packard was the Information Storage Group Research and Development Manager where he was responsible for coordinating the research and development activities of five divisions and their supporting laboratories.

	Timothy L. Hill was appointed Vice President, Worldwide Marketing and Sales in January 1997. Mr. Hill joined the Company as Vice President, Marketing in July 1994. Mr. Hill was Vice President, Marketing of Falcon Microsystems, a federal reseller and systems integrator, from August 1993 to July 1994. Prior to that, Mr. Hill was Director of Marketing and Sales for the Consumer Business Division of Gates Energy Products from January
1988 to August 1993.

	James C. Kelly was appointed Vice President and General Manager, Tape Business Products in January 1997. Mr. Kelly joined the Company in June
1991 and his previous positions with the Company have included Vice
President of Tape Engineering and Director of Tape Engineering.

	Willard C. Kennedy was appointed Vice President, Customer Satisfaction and Logistics in January 1997. Mr. Kennedy joined the Company as Vice President, Worldwide Logistics and Materials in November 1995. From January 1994 to November 1995, he was Senior Vice President and General Manager of the Digital Videocommunications Systems for Philips Consumer Electronics.
He also held positions at Philips Consumer Electronics as Vice President of Logistics from October 1992 to January 1994 and Vice President of Purchasing from September 1990 to October 1992. Before joining Philips, Mr. Kennedy held a variety of management positions in manufacturing, purchasing and engineering over a period of 20 years with General Electric Company.

	Kevin O'Connor joined the Company as Vice President, Human Resources in January 1997. Mr. O'Connor joins the Company from Dell Computer Corporation where he held several senior human resource positions. From October 1995 to December 1996, he was Vice President, Human Resources Asia Pacific., from
July 1994 to September 1995, he was Vice President, Human Resources North America, and from May 1993 to June 1994, he was Director, Human Resources Worldwide Operations. Prior to his employment with Dell, Mr. O'Connor spent six years as a Senior Group Manager of Human Resources with the Frito Lay Division of Pepsico.

	Robert J. Simmons has been Treasurer since January 1996. He was Assistant Treasurer of Oracle Corporation, a software company, from June 1989 to January 1996.

	Dan E. Strong was promoted to Corporate Controller in January 1997. Mr. Strong has held various management positions within the finance and accounting organization of the Company from January 1985 to June 1994 and from September 1995 to December 1996. From June 1994 through September 1995
Mr. Strong was Vice President and Chief Financial Officer of Pro Image Inc., a retailer of licensed sports apparel.

	Executive Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

                                  PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

	Except as set forth below, the information required by this item is found in the section entitled "Securities" of the Company's 1996 Annual Report to Stockholders, which section is incorporated herein by reference.

	During the fourth quarter of 1996, the Company issued 1,113 shares of Common Stock upon conversion of its 6-3/4% Convertible Subordinated Notes due 2001 in reliance upon the exemption from registration set forth in
Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during 1996 that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA:

	The information required by this item is found in the tables entitled "Trends in Operations" and "Financial Conditions and Trends" of the Company's 1996 Annual Report to Stockholders, which tables are incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS:

	The information required by this item is found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

	The information required by this item is contained in the sections entitled "Financial Highlights" and "Quarterly Financial Information" of the Company's 1996 Annual Report to Stockholders, which section is incorporated herein by reference, and in the financial statements and schedule referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE:

	Not applicable.

                               PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

	The information required by this item appears in the sections of the Company's Proxy Statement for its 1997 annual meeting of stockholders entitled "ELECTION OF DIRECTORS - Nominees", "ELECTION OF DIRECTORS - Board and Committee Meetings", and "ELECTION OF DIRECTORS - Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference. Information regarding the executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.	EXECUTIVE COMPENSATION:

	The information required by this item appears in the sections of the Company's Proxy Statement for its 1997 annual meeting of stockholders entitled "ELECTION OF DIRECTORS - Director's Compensation", "ELECTION OF DIRECTORS - Executive Compensation", "ELECTION OF DIRECTORS - Employment and Severance Agreements" and "ELECTION OF DIRECTORS - Certain Business Relationships", which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

	The information required by this item is contained in the section of the Company's Proxy Statement for its 1997 annual meeting of stockholders entitled "Beneficial Ownership of Common Stock", which section is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

	The information required by this item is contained in the sections of the Company's Proxy Statement for its 1997 annual meeting of stockholders entitled "ELECTION OF DIRECTORS - Employment and Severance Agreements" and "ELECTION OF DIRECTORS - Certain Business Relationships", which sections are incorporated herein by reference.

                                  PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)	The following documents are filed as part of or are included in this
    Annual Report on Form 10-K:

    1. The financial statements listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

    2. The financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

    3. The exhibits listed in the Exhibit Index filed as a part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K:  No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1996.

(c)	Exhibits - See Item 14(a)3 above.

(d)	Financial Statements Schedule - See Item 14(a)2 above.

                               SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						                         	IOMEGA CORPORATION

							                        By:	/s/ Kim B. Edwards
                                   ------------------
    							                        Kim B. Edwards
				   				                        Chief Executive Officer

                        							Date:	March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                  	Title                                		Date

/s/ Kim B. Edwards    	Chief Executive Officer and Director	  March 26, 1997
Kim B. Edwards	        (Principal executive officer)

/s/ Leonard C. Purkis 	Senior Vice President - Finance and   	March 26, 1997
Leonard C. Purkis	     Chief Financial Officer (Principal
                    	  financial and accounting officer)

/s/ David J. Dunn     	Chairman of the Board of Directors		   March 26, 1997
David J. Dunn

                      	Director
Willem H.J. Andersen

	                      Director
Robert P. Berkowitz

/s/ Michael J. Kucha  	Director		                             March 26, 1997
Michael J. Kucha

/s/ John R. Myers      Director    	                         	March 20, 1997
John R. Myers

/s/ John E. Nolan      Director     	                        	March 20, 1997
John E. Nolan

/s/ John E. Sheehan   	Director	                             	March 22, 1997
The Honorable
John E. Sheehan

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                      FINANCIAL STATEMENT SCHEDULE


	The following consolidated financial statements appear in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference:

	Description

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Operations for the Years Ended
	December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the
	Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


	The following schedule is included in this Annual Report on Form 10-K:


	Description				                 			                   Page Reference

Report of Independent Public Accountants on
     Consolidated Financial Statement Schedule		              24

II - Valuation and Qualifying Accounts		                      25

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


To Iomega Corporation:

	We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Iomega Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 23 is the responsibility of the Company's management and is presented for the purpose of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Salt Lake City, Utah
January 24, 1997

                    IOMEGA CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


			                                          Additions
                            	    Balance at  charged to            	   Balance
		                                beginning	 costs and		                at end
       Description                of period	 expenses  	Deductions	   of period
------------------------------   ----------  ---------  ----------    ----------
             				                                 (in thousands)

ALLOWANCE FOR DOUBTFUL
ACCOUNTS:
	Year ended December 31, 1996	   $1,861	   $  9,022  	 $(1,891)	*	    $  8,992

	Year ended December 31, 1995	   $1,627	   $    799	   $  (565)	*	    $  1,861

	Year ended December 31, 1994	   $1,547	   $    323	   $  (243)	*	    $  1,627

PRICE PROTECTION AND
VOLUME REBATES:

	Year ended December 31, 1996	   $1,633	   $ 24,480    $(9,072)	**	   $ 17,041

	Year ended December 31, 1995	   $  169	   $  7,103	   $(5,639)	**	   $  1,633

	Year ended December 31, 1994	   $   67	   $  1,143	   $(1,041)	**	   $    169

ACCRUED RESTRUCTURING COSTS:

	Year ended December 31, 1994	   $6,818	   $    875	   $(7,693)		     $      -

OTHER RESTRUCTURING RESERVES:

	Year ended December 31, 1994	   $4,649	   $  2,063   	$(6,712)	     	$      -


* 	Represents write-offs of Accounts Receivable
**	Payments to customers and credits granted against Accounts Receivable


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


	As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K into the Company's previously filed Registration Statements on Form S-8, File Nos. 2-87671, 33-13083, 33-20432, 33-23822, 33-41083, 33-54438, 33-59027, 33-62029
and 333-15335.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 26, 1997

                               EXHIBIT INDEX


	The following exhibits are filed as part of this Annual Report on Form 10-K:


   Exhibit
    Number 			Description

  	3(i).1 	(17)	Restated Certificate of Incorporation of the Company, as
                amended

  	3(ii).1  (1) By-Laws of the Company, as amended

  	4.1	   	(17) Indenture, dated March 13, 1996, between the Company and
                State Street Bank and Trust Company

  	4.2	 	   (7) Rights Agreement dated as of July 28, 1989 between the
                Company and The First National Bank of Boston, as Rights
                Agent

  	4.2 	(a) (8)	Amendment No. 1 dated September 24, 1990 to Rights
                Agreement dated as of July 28, 1989 between the Company and The First National Bank of Boston

  	4.3		   	    Instruments with respect to other long-term debt of the
                Company and its consolidated subsidiaries are omitted
                pursuant to Item 601(b)(4)(iii) of Regulation S-K since
                the total amount authorized under each such omitted
                instrument does not exceed 10 percent of the total assets
                of the Company and its subsidiaries on a consolidated
                basis.  The Company hereby agrees to furnish a copy of
                any such instrument to the Securities and Exchange
                Commission upon request.

  	10.1   	(11)	Lease dated January 6, 1993 between the Company and
                Damson/Birtcher Realty Income Fund-II, Limited Partnership
                relating to Iomega Park	Building No. 1

  	10.1 (a)(19)	Amendment to Lease dated August 14, 1995 between the
                Company and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership relating to Iomega Park Building No. 1

  	10.2    (19)	Lease dated August 14, 1995 between the Company and
                Damson/Birtcher	Realty Income Fund-II, Limited Partnership
                relating to Iomega Park	Building No. 2

  	10.3   	 (3)	Lease dated November 9, 1992 between the Company and
                Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 3

  	10.3 (a)(19)	Amendment to Lease dated August 14, 1995 between the
                Company and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership relating to Iomega Park Building No. 3

  	10.4	    (3)	Lease dated November 9, 1992 between the Company and
                Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 4

  	10.4 (a)(19)	Amendment to Lease dated August 14, 1995 between the
                Company and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership relating to	Iomega Park Building No. 4

  	10.5     (4)	Lease Agreement dated October 29, 1984 between the Company
                and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership (formerly with Western Mortgage Loan
                Corporation)(including an Amendment thereto dated January
                30, 1985) relating to Iomega Park Building (Parking	Lot)
                No. 5

  	10.6   	(11)	Lease dated January 6, 1993 between the Company and
                Damson/Birtcher	Realty Income Fund-II, Limited Partnership
                relating to Iomega Park	Building No. 6

  	10.6 (a)(19)	Amendment to Lease dated August 14, 1995 between the
                Company and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership relating to Iomega Park Building No. 6

	  10.7     (2)	Lease dated June 21, 1991 between the Company and Damson/
                Birtcher Realty Income Fund-II, Limited Partnership
                relating to Iomega Park	Building No. 7

	  10.7 (a)(13)	Amendment to Lease dated May 20, 1994 between the Company
                and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership relating to Iomega Park Building No. 7

  	10.8	    (3)	Lease dated November 9, 1992 between the Company and
                Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 8

	  10.8 (a)(19)	Amendment to Lease dated August 14, 1995 between the
                Company and	Damson/Birtcher Realty Income Fund-II, Limited
                Partnership relating to Iomega Park Building No. 8

	  10.9	   (19)	Lease Agreement dated January 25, 1996 between the Company
                and	Boyer Iomega LLC, by the Boyer Company, L.C., its
                Manager

**	10.10    (2)	1981 Stock Option Plan of the Company, as amended

**	10.11  	 (2)	1987 Stock Option Plan of the Company, as amended

**	10.12  	 (2)	1987 Director Stock Option Plan of the Company, as
                amended

**	10.13     			1995 Director Stock Option Plan of the Company, as
                amended

**	10.14  	 (2)	Employment Letter dated January 11, 1991 between the
                Company and	Srini Nageshwar

**	10.15  	(13)	Employment Letter dated November 29, 1993 between the
                Company and	Kim Edwards

**	10.16  	 (3)	Expatriate Agreement dated January 1, 1992 between the
                Company and	Srini Nageshwar

	  10.17  	 (3)	Form of Indemnification Agreement between the Company
                and each of its directors

	  10.18  	 (7)	Rights Agreement dated as of July 28, 1989 between the
                Company and The First National Bank of Boston, as Rights
                Agent

  	10.18(a) (8)	Amendment No. 1 dated September 24, 1990 to Rights
                Agreement dated	as of July 28, 1989 between the Company
                and The First National Bank of Boston

  	10.19  	(13)	Indemnity Agreement, dated April 21, 1994 between the
                Company and	Srini Nageshwar

**	10.20  	(11)	Letter Agreement, dated April 13, 1993, between the
                Company and Anton J. Radman, Jr.

  	10.21  	(16)	Iomega Incentive Plan for Kim B. Edwards

  	10.22  	(16)	Loan Agreement, dated July 1995, between the Company and
                Wells Fargo	Bank, N.A., Commercial Finance Division

  	10.22(a)(16)	Security Agreement, dated July 5, 1995, between the
                Company and Wells Fargo Bank, N.A. Commercial Finance
                Division

	  10.22(b)(16)	Wells Fargo Continuing Commercial Letter of Credit
                Agreement, dated July 5, 1995

  	10.22(c)(19)	First Amendment to Loan Agreement, dated August 24, 1995,
                between the	Company and Wells Fargo Bank, N.A.,
                Commercial Finance Division

  	10.22(d)(19)	Second Amendment to Loan Agreement, dated October 16, 1995,
                between	the Company and Wells Fargo Bank, N.A., Commercial
                Finance Division

  	10.22(e)(19)	Third Amendment to Loan Agreement, dated November 30, 1995,
            				between the Company and Wells Fargo Bank, N.A., Commercial
                Finance	Division

  	10.22(f)(19)	Fourth Amendment to Loan Agreement, dated January 12, 1996,
                between	the Company and Wells Fargo Bank, N.A., Commercial
                Finance Division

  	10.22(g)(20)	Fifth Amendment to Loan Agreement, dated March 12, 1996,
                between	the Company and Wells Fargo Bank, N.A., Commercial
                Finance Division

  	10.22(h)(20)	Sixth Amendment to Loan Agreement, dated May 13, 1996,
                between	the Company and Wells Fargo Bank, N.A., Commercial
                Finance Division

  	10.22(i)(22)	Seventh Amendment to Loan Agreement, dated July 31, 1996,
                between	the Company and Wells Fargo Bank, N.A., Commercial
                Finance Division

  	10.23  	(19)	Master Lease Agreement, dated August 29, 1995, between the
                Company and USL Capital Corporation

  	10.24  	(19)	Loan Commitment Agreement, dated October 23, 1995, between
                the	Company and Heller Financial, Inc., Commercial
                Equipment Finance Division

  	10.25  	(19)	Factoring Agreement, dated November 10, 1995, between
                Iomega Europe GmbH and Heller Bank, AG

  	10.26  	(19)	Revolving Loan Agreement, dated January 12, 1996, between
                the	Company and First Security Bank of Utah, N.A.

  	10.27   (17)	Indenture, dated March 13, 1996, between the Company and
                State Street Bank and Trust Company

  	10.28	  (20)	Lease dated December 8, 1995, between the Company and John
     				       Arrillaga, Trustee and Richard T. Peery, Trustee relating
                to Milpitas	Bldg. 8

  	10.29  	(21)	Lease dated April 9, 1996, between the Company and Security
                Capital	Industrial Trust

	  10.30  	(22)	Agreement for the Sale and Purchase of Assets in Malaysia,
                dated September 13, 1996, between the Company and Quantum
                Corporation.

  	10.30(a)(22)	Exhibit A to the Agreement for the Sale and Purchase of
                Assets in Malaysia, dated September 13, 1996, between the
                Company and Quantum	Corporation - Preliminary Form of
                Secured Promissory Note

  	10.30(b)(22)	Exhibit B to the Agreement for the Sale and Purchase of
                Assets in Malaysia, dated September 13, 1996, between the
                Company and Quantum	Corporation - The Indemnification
                Agreement

  	10.31     			1996 Bonus Plan

  	13.1	  	    	Portions of the Company's 1996 Annual Report (which is
                not deemed to be "filed" except to the extent that
                portions thereof are expressly incorporated by reference
                in this Annual Report of Form 10-K)

  	21.1      			Subsidiaries of the Company

  	23.1      			Consent of Independent Public Accountants (appears on page
                26 of this Annual Report on Form 10-K)

  	27.1	      		Financial Data Schedule (only filed as part of electronic
                copy)

--------------------------

**    		Management contract or compensation plan or arrangement
        required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(1)		Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended July 4, 1993 (File
     No. 0-11963).

(2)		Incorporated herein by reference to the exhibits to the Company's
		   Annual Report on Form 10-K for the year ended December 31, 1991 (File
     No. 0-11963)

(3)		Incorporated herein by reference to the exhibits to the Company's
   		Annual Report on Form 10-K for the year ended December 31, 1992 (File
   		No. 0-11963).

(4)		Incorporated herein by reference to the exhibits to the Company's
   		Annual Report on Form 10-K for the year ended December 31, 1990 (File
	   	No. 0-11963).

(5)		Incorporated herein by reference to the exhibits to the Company's
   		Annual Report on Form 10-K for the year ended December 31, 1989 (File
	   	No. 0-11963).

(6)		Incorporated herein by reference to the exhibits to the Company's
   		Registration Statement on Form S-1 (File No. 2-96209).

(7)		Incorporated herein by reference to the exhibits to the Company's
   		Current Report on Form 8-K filed on August 12, 1989 (File No. 0-11963).

(8)		Incorporated herein by reference to the exhibits to the Company's
   		Amendment No. 1 to Current Report on Form 8-K filed on
   		September 25, 1990 (File No. 0-11963).

(9)		Incorporated herein by reference to the exhibits to the Company's
   		Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(10)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended October 3, 1993 (File No. 0-11963).

(11)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-K for the year ended December 31, 1993
		   (File No. 0-11963).

(12)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended October 2, 1994 (File No. 0-11963).

(13)	Incorporated herein by reference to the exhibits to the Company's
   		Annual Report on Form 10-K for the period ended December 31, 1994 (File No. 0-11963).

(14)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended April 2, 1995 (File
	   	No. 0-11963).

(15)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended July 2, 1995 (File
	   	No. 0-11963).

(16)	Incorporated herein by reference to the Exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended October 1, 1995 (File No. 0-11963).

(17)	Incorporated herein by reference to the exhibits to the Company's
   		Registration Statement on Form S-3 (File No. 33-64995).

(18)	Incorporated by reference to Appendix to the Company's definitive
   		Proxy Statement for the 1995 Annual Meeting of Stockholders (File No.
	   	0-11963).

(19)	Incorporated herein by reference to the exhibits to the Company's
   		Annual Report on Form 10-K for the period ended December 31, 1995 (File No. 0-11963).

(20)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended March 31, 1996 (File
	   	No. 0-11963).

(21)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended June 30, 1996 (File
	   	No. 0-11963).

(22)	Incorporated herein by reference to the exhibits to the Company's
   		Quarterly Report on Form 10-Q for the period ended September 29, 1996
	   	(File No. 0-11963).