Form 10-K/A
period 1996-12-31
IOMEGA CORP
filed 1997-05-14
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-K / A
                             AMENDMENT NO. 1

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

                             EXPLANATORY NOTE


This Form 10-K/A is being filed by Iomega Corporation for purposes of refiling one exhibit.

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

        3. The exhibits listed in the Exhibit Index filed as a part of this Annual Report on Form 10-K, as amended by this Form 10-K/A.

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

                                         IOMEGA CORPORATION


                                     By:
                                         -----------------------
                                         Leonard C. Purkis
                                         Senior Vice President, Finance
                                         and Chief Financial Officer

                                     Date:	May 14, 1997

                               EXHIBIT INDEX


	The following exhibits are filed as part of this Annual Report on Form 10-K:


    Exhibit
    Number 			Description

    3(i).1 	   (17)  Restated Certificate of Incorporation of the Company, as
                     amended

    3(ii).1     (1)  By-Laws of the Company, as amended

    4.1 Indenture, dated March 13, 1996, between the Company and State Street Bank and Trust Company

    4.2         (7)  Rights Agreement dated as of July 28, 1989 between the
                     Company and The First National Bank of Boston, as Rights Agent

    4.2    (a)  (8)  Amendment No. 1 dated September 24, 1990 to Rights
                     Agreement dated as of July 28, 1989 between the Company and The First National Bank of Boston

    4.3          ++  Instruments with respect to other long-term debt of the
                     Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

   10.1        (11)  Lease dated January 6, 1993 between the Company and
                     Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 1

   10.1    (a) (19)  Amendment to Lease dated August 14, 1995 between the
                     Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 1

   10.2        (19)  Lease dated August 14, 1995 between the Company and
                     Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 2

   10.3         (3)  Lease dated November 9, 1992 between the Company and
                     Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 3

   10.3    (a) (19)  Amendment to Lease dated August 14, 1995 between the
                     Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 3

   10.4         (3)  Lease dated November 9, 1992 between the Company and
                     Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 4

   10.4    (a) (19)  Amendment to Lease dated August 14, 1995 between the
                     Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 4

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
                     Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 6

   10.6    (a) (19)  Amendment to Lease dated August 14, 1995 between the
                     Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 6

   10.7         (2)  Lease dated June 21, 1991 between the Company and Damson/
                     Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 7

   10.7    (a) (13)  Amendment to Lease dated May 20, 1994 between the Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 7

   10.8         (3)  Lease dated November 9, 1992 between the Company and
                     Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 8

   10.8    (a) (19)  Amendment to Lease dated August 14, 1995 between the
                     Company and Damson/Birtcher Realty Income Fund-II, Limited Partnership relating to Iomega Park Building No. 8

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
                     amended

** 10.13         +   1995 Director Stock Option Plan of the Company, as
                     amended

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
                     Company and The First National Bank of Boston, as Rights Agent

   10.18   (a)  (8)  Amendment No. 1 dated September 24, 1990 to Rights
                     Agreement dated as of July 28, 1989 between the Company and The First National Bank of Boston

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
                     Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (a) (16)  Security Agreement, dated July 5, 1995, between the
                     Company and Wells Fargo Bank, N.A. Commercial Finance Division

   10.22   (b) (16)  Wells Fargo Continuing Commercial Letter of Credit
                     Agreement, dated July 5, 1995

   10.22   (c) (19)  First Amendment to Loan Agreement, dated August 24, 1995, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (d) (19)  Second Amendment to Loan Agreement, dated October 16,
                     1995, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (e) (19)  Third Amendment to Loan Agreement, dated November 30,
                     1995, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (f) (19)  Fourth Amendment to Loan Agreement, dated January 12,
                     1996, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (g) (20)  Fifth Amendment to Loan Agreement, dated March 12, 1996, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (h) (20)  Sixth Amendment to Loan Agreement, dated May 13, 1996, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

   10.22   (i) (22)  Seventh Amendment to Loan Agreement, dated July 31, 1996, between the Company and Wells Fargo Bank, N.A., Commercial Finance Division

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

   10.27 Indenture, dated March 13, 1996, between the Company and State Street Bank and Trust Company

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

   10.30   (a) (22)  Exhibit A to the Agreement for the Sale and Purchase of
                     Assets in Malaysia, dated September 13, 1996, between the Company and Quantum Corporation - Preliminary Form of Secured Promissory Note

   10.30   (b) (22)  Exhibit B to the Agreement for the Sale and Purchase of
                     Assets in Malaysia, dated September 13, 1996, between the Company and Quantum Corporation - The Indemnification Agreement

   10.31         +   1996 Bonus Plan

   13.1          +   Portions of the Company's 1996 Annual Report (which is
                     not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report of Form 10-K)

   21.1          +   Subsidiaries of the Company

   23.1          +   Consent of Independent Public Accountants (appears on page
                     26 of this Annual Report on Form 10-K)

   27.1          +   Financial Data Schedule (only filed as part of electronic
                     copy)

--------------------------

+       Previously filed.

++      Filed herewith.


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