Form 10-Q
period 1997-03-30
IOMEGA CORP
filed 1997-05-14
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                         COMMISSION FILE NUMBER 1-12333



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

                               Yes  X      No
                                   ---        ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 1997.

Common Stock, par value $.03 1/3                            129,382,495
    (Title of each class)                               (Number of shares)

                        IOMEGA CORPORATION
                         TABLE OF CONTENTS


                                                                         Page
                   PART I - FINANCIAL STATEMENTS

Item 1.	Financial Statements

        Condensed consolidated balance sheets at March 30, 1997
	         and December 31, 1996                                           2

        Condensed consolidated statements of operations for the
             three months ended March 30, 1997 and March 31, 1996		       4

        Condensed consolidated statements of cash flows for the
        three months ended March 30, 1997 and March 31, 1996              5

        Notes to condensed consolidated financial statements              7

Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations                                   13


                   PART II - OTHER INFORMATION

Item 1.	Legal Proceedings                                                19

Item 2.	Changes in Securities                                            19

Item 6.	Exhibits and Reports on 8-K                                      19

Signatures                                                               20

Exhibit Index                                                            21


This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements relating to the sufficiency of cash and cash equivalent balances and available sources of financing; projected effective tax rates; the possible material adverse impact on second quarter results of the recall of a limited number of Jaz disks; expected further declines in component and manufacturing costs; the impact on gross margins of the sales mix between disks and drives and the mix between OEM sales and sales through other channels; anticipated expenditures for selling, general and administrative and research and development activities; the possible effects of an adverse outcome in legal proceedings, described in Item 1 of Part II, and the Company's efforts to protect its intellectual property rights. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth under, and in the paragraph immediately preceding, the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q.

                          IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS

                             (Unaudited)

                                                   March 30,	  December 31,
                                                     1997	         1996
                                                  -----------     -----------
                                                       (In thousands)
CURRENT ASSETS:
    Cash and cash equivalents                       $116,767        $108,312
    Trade receivables (net)	                         210,674         210,733
    Inventories                                      155,326         171,920
    Deferred tax assets                               37,802          38,059
    Other current assets                              29,236          27,644
                                                    --------        --------
        Total current assets                         549,805         556,668
                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT, at cost               202,472         187,125
    Less - accumulated depreciation and
           amortization                              (68,494)        (61,083)
                                                    --------        --------
    Net property, plant and equipment                133,978         126,042
                                                    --------        --------
OTHER ASSETS                                           3,072           3,432
                                                    --------        --------
                                                    $686,855        $686,142
                                                    ========        ========



The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                            IOMEGA CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (Unaudited)

                                                   March 30,     December 31,
                                                     1997           1996
                                                  ----------     -----------
                                                        (In thousands)
CURRENT LIABILITIES:
    Current portion of notes payable              $    7,144      $  33,770
    Accounts payable                                 128,922        145,844
    Accrued liabilities                              104,037        103,255
    Current portion of capitalized lease
        obligations                                    4,602          4,114
                                                  ----------      ---------
        Total current liabilities                    244,705        286,983
                                                  ----------      ---------
CAPITALIZED LEASE OBLIGATIONS,
    net of current portion                             5,389          5,711
                                                  ----------      ---------
NOTES PAYABLE, net of current portion                 33,137         13,465
                                                  ----------      ---------
CONVERTIBLE SUBORDINATED NOTES,
    6.75%, due 2001                                   45,722         45,733
                                                  ----------      ---------

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; authorized
        4,750,000 shares, none issued                      -              -
    Series C, Junior Participating Preferred
        Stock, authorized 250,000 shares, none
        issued                                             -              -
    Common Stock, $.03 1/3 par value; authorized
        150,000,000 shares, issued 129,797,100
        and 128,277,426 shares at March 30, 1997
        and December 31, 1996, respectively            4,325          4,275
    Additional paid-in capital                       270,667        268,426
    Less:  414,605 and 300,000 Common Stock
        treasury shares	at March 30, 1997 and
        December 31, 1996, respectively, at cost      (6,099)        (4,363)
    Deferred compensation                               (586)          (669)
    Retained earnings                                 89,595         66,581
                                                  ----------      ---------
       Total stockholders' equity                    357,902        334,250
                                                  ----------      ---------
                                                    $686,855       $686,142
                                                  ==========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                          IOMEGA CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)

                                                  For the Three Months Ended
                                                   March 30,       March 31,
                                                     1997            1996
                                                  ----------      ---------
                                         (In thousands, except per share data)
SALES                                             $ 361,344	      $ 221,988

COST OF SALES                                       254,065         162,088
                                                  ---------       ---------
    Gross Margin                                    107,279	         59,900
                                                  ---------       ---------
OPERATING EXPENSES:
    Selling, general and administrative              54,360	         33,156
    Research and development                         14,717           6,991
                                                  ---------       ---------
        Total operating expenses                     69,077          40,147
                                                  ---------       ---------
OPERATING INCOME                                     38,202          19,753

    Interest and other income and expense, net       (2,872)         (3,161)
                                                  ---------       ---------
INCOME BEFORE INCOME TAXES                           35,330	         16,592

    Provision for income taxes                      (12,316)         (6,471)
                                                  ---------       ---------
NET INCOME                                        $  23,014       $  10,121
                                                  =========       =========
NET INCOME PER COMMON SHARE                       $    0.17	      $    0.08
                                                  =========       =========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
    Includes effect of stock splits (see Note 2)    135,703         128,838
                                                  =========       =========






The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 For the Three Months Ended
                                                  March 30,	     March 31,
                                                    1997           1996
                                                  ---------      ---------
                                                       (In thousands)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flow from Operating Activities:
    Net Income                                    $  23,014	     $  10,121
    Non-Cash Revenue and Expense Adjustments:
        Depreciation and amortization expense         7,964	         4,179
        Deferred income tax provision (benefit)	        257	        (6,879)
        Other                                           197	           107
    Changes in Assets and Liabilities:
        Trade receivables (net)	                         59        (38,791)
        Inventories                                  16,594	        (6,928)
        Other current assets                         (1,592)        (4,864)
        Accounts payable                            (16,922)        16,610
        Accrued liabilities                             782         15,060
        Net cash provided from (used in)          ---------      ---------
            operating activities                     30,353        (11,385)
                                                  ---------      ---------
Cash Flows from Investing Activities:
    Purchase of property, plant and equipment       (14,489)       (14,608)
    Net decrease in other assets                        360            108
                                                  ---------      ---------
        Net cash used in investing activities       (14,129)       (14,500)
                                                  ---------      ---------
Cash Flows from Financing Activities:
    Proceeds from sales of Common Stock	              1,168	           595
    Proceeds from issuance of notes payable	         86,725	       365,096
    Payments on notes payable and capitalized
        lease obligations                           (94,982)      (383,377)
    Purchase of Common Stock                         (1,736)             -
    Tax benefit from dispositions of employee
      stock                                           1,056             86
    Net proceeds from issuance of convertible
      subordinated notes                                  -         43,163
        Net cash provided from (used in)          ---------      ---------
            financing activities                     (7,769)        25,563
                                                  ---------      ---------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                       8,455           (322)

Cash and Cash Equivalents at Beginning of Period    108,312          1,023
                                                  ---------      ---------
Cash and Cash Equivalents at End of Period        $ 116,767	     $     701
                                                  =========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)
                                     (Unaudited)

                                                  For the Three Months Ended
                                                   March 30,      March 31,
                                                     1997           1996
                                                   ---------      ---------
                                                        (In thousands)
Supplemental Schedule of Non-Cash
Investing and Financing Activities:

    Property, plant and equipment financed under
        capitalized lease obligations              $   1,321      $   4,841
                                                   =========      =========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)	SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of March 30, 1997 and December 31, 1996, the results of operations for the three-month periods ended March 30, 1997 and March 31, 1996, and cash flows for the three-month periods ended March 30, 1997 and March 31, 1996.

The results of operations for the three-month period ended March 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company's latest Annual Report on Form 10-K.

Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

Revenue Recognition - The Company's customers include original equipment manufacturers, end users, retailers and distributors. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $16.9 million and $15.7 million at March 30, 1997 and December 31, 1996, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Price Protection and Volume Rebates - The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the reduced price on units in the customers' inventories at the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross accounts receivable for amounts estimated to be reimbursed to the qualifying customers.

In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $24.3 million and $17.0 million at March 30, 1997 and December 31, 1996, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

Foreign Currency Translation - For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations is the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 March 30,     December 31,
                                                   1997            1996

            Raw materials                       $   84,443    $   88,728
            Work-in-process                         21,163        14,004
            Finished goods                          49,720        69,188
                                                ----------    ----------
                                                $  155,326    $  171,920
                                                ==========    ==========

Reclassifications - Certain reclassifications were made to the prior periods' condensed consolidated financial statements to conform with the current presentation.

Net Income Per Common Share - Net income per common share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The outstanding shares and earnings per share have been restated for the three-month period ended March 31, 1996 to reflect the impact of the April 1996 stock split described in Note 2.

Recent Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 replaces the standards for computing EPS previously found in APB Opinion No. 15 with a presentation of Basic EPS and Diluted EPS. The following represents the Company's pro forma earnings per share as computed under the rules of SFAS 128:

                                                 For the Three Months Ended
                                              March 30, 1997    March 31, 1996
                                              --------------    --------------
            Pro Forma Basic EPS                    $0.18             $0.09

            Pro Forma Diluted EPS                  $0.17             $0.08


(2)	STOCK SPLITS

In December 1995, the Board of Directors declared a three-for-one Common Stock split which was effected in the form of a 200% Common Stock dividend paid on January 31, 1996 to stockholders of record at the close of business on January 15, 1996.

In April 1996, the Company's Board of Directors declared a two-for-one Common Stock split which was effected in the form of a 100% Common Stock dividend paid on May 20, 1996 to stockholders of record at the close of business on May 6, 1996.

Each of these stock splits was accounted for as a stock split and the April 1996 stock split has been retroactively reflected in the accompanying condensed consolidated financial statements. In connection with the stock splits, proportional adjustments were made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.


(3)	INCOME TAXES

Income taxes for the three months ended March 30, 1997 have been provided for at an effective rate of 35% compared to an effective rate of 39% for the year ended December 31, 1996. This tax rate is based on the Company's projected mix of domestic and foreign pre-tax income for 1997. The decrease in the effective tax rate is due to tax advantages associated with the relocation of the Company's manufacturing capacity to Malaysia and the move of the Company's European headquarters from Germany to Switzerland.

U.S. taxes have not been provided for unremitted foreign earnings which are considered to be permanently reinvested in non-U.S. operations.

Cash paid for income taxes was $3,298,000 for the first three months of 1997 and $4,772,000 for the corresponding period in 1996.


(4)	NOTES PAYABLE

Line of Credit - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. This Credit Facility replaced the Company's prior loan facility with Wells Fargo Bank, N.A. The Credit Facility is a three-year revolving line of credit secured by U.S. and Canadian accounts receivable and a pledge of 66% of the stock of certain of the Company's subsidiaries. Borrowings under the Credit Facility are limited to the lesser of 70% of eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.5%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 2.0%, depending on the Company's debt-to-equity ratio. As of March 30, 1997, the Credit Facility bore interest at LIBOR plus 1.25%, or 6.69%. Total availability under the Credit Facility at March 30, 1997 was $147.5 million, of which $20.0 million was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

Capital Leases - The Company has entered into various agreements to provide capital lease financing for the purchase of certain manufacturing equipment, office furniture and other equipment. The leases have 36-month to 60-month terms and mature at various dates from July 1998 to March 2000. Principal and interest payments are payable monthly. Interest rates are fixed and range from 7.9% to 10.2% per year. At March 30, 1997, the Company had $10.0 million outstanding on these leases. The leases are secured by the leased equipment and furniture.

Other Term Notes - The Company has entered into term notes with various financial institutions. The proceeds of the notes were used to purchase manufacturing equipment. The term notes have 36-month terms which mature at various dates from November 1998 to January 1999. Principal and interest payments are payable monthly. Interest rates are fixed and range from 8.89% to 9.11% per year. At March 30, 1997, the Company had $2.3 million outstanding on these term notes. The term notes are secured by the equipment purchased. The term notes require the Company to maintain minimum levels of working capital, net worth and quarterly operating income.

Financing of European Accounts Receivable - In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million) which involved the sales of a portion of the foreign subsidiary's accounts receivable to the bank. During March 1997, the agreement expired and the Company repaid all amounts outstanding under the agreement.

Promissory Note on Malaysian Manufacturing Facility - In September 1996, the Company entered into an agreement with Quantum Corporation to finance a portion of the purchase price of a building and equipment associated with a manufacturing facility in Penang, Malaysia. The amount financed under this agreement totaled $18 million, bearing interest at 8.5%, and was payable over a three-year period. The agreement required the Company to maintain minimum levels of working capital and net worth and restrictions on maximum levels of indebtedness. In April 1997, in connection with the consummation of the purchase of the facility, the Company elected to prepay the entire $18 million plus accrued interest.


(5)	CONVERTIBLE SUBORDINATED NOTES

In March 1996, the Company issued $46.0 million of convertible subordinated notes. The net proceeds from the issuance of the notes totaled $43.1 million and were used to pay down other debt and for operating requirements. The notes bear interest at 6.75% per year and interest payments are payable semi-annually on March 15 and September 15 in each year commencing on September 15, 1996. The notes mature on March 15, 2001. The notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The principal amount of the notes is convertible into Common Stock of the Company at the option of the holder at or before maturity, unless previously redeemed or repurchased, at a conversion price of $9.875 per share (equivalent to a conversion rate of approximately 101.26 shares per $1,000 principal amount of notes), subject to adjustment in certain events. At March 30, 1997, holders have converted $278,000 of convertible subordinated notes into 28,147 shares of Common Stock.

The notes are redeemable at any time on or after March 15, 1999, in whole or in part, at the option of the Company, at declining redemption prices of 102.7% for 1999 and 101.35% for 2000, together with accrued interest, if any, to the redemption date.

If any repurchase event, as defined in the indenture agreement, occurs, each holder of notes may require the Company to repurchase all or any part of such holder's notes at 100% of the principal amount thereof plus accrued interest to the repurchase date.


(6)	OTHER MATTERS

Significant Customers - During the fiscal quarter ended March 30, 1997, sales to Ingram Micro, Inc. accounted for 13.2% of consolidated sales. During the fiscal quarter ended March 31, 1996, sales to Ingram Micro, Inc. accounted for 11% of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

The outstanding forward exchange sales (purchase) contracts at March 30, 1997 are as follows. The contracts mature in June 1997.

                                                          Contracted
    Currency                     Amount                   Forward Rate
   	--------                 -------------                ------------
    British Pound                8,550,000                      .62
    Dutch Guilder               15,900,000                     1.89
    French Franc                50,100,000                     5.67
    German Mark                 45,950,000                     1.67
    Irish Punt                     280,000                      .64
    Italian Lira            16,650,000,000                 1,701.25
    Malaysian Ringgitt          (1,600,000)                    2.49
    Spanish Peseta             460,550,000                   143.47

Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and are recognized as part of the cost of the underlying transaction being hedged. At March 30, 1997 and December 31, 1996, all of the Company's foreign currency contracts are being used to hedge operating requirements.
The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                           IOMEGA  CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $361.3 million and net income of $23.0 million, or $0.17 per share, in the first quarter of 1997. This compares to sales of $222.0 million and net income of $10.1 million, or $0.08 per share, in the first quarter of 1996.

SALES

Sales for the three months ended March 30, 1997 increased by $139.3 million, or 62.7%, when compared to the corresponding period of 1996. The primary reasons for the increase were higher sales of Zip and Jaz products. Combined Zip and Jaz sales totaled $323.0 million, or 89.4% of total sales, in the first quarter of 1997, as compared to $185.6 million, or 83.6% of total sales, in the first quarter of 1996. Sales of Zip drives to OEM customers increased to over 20% of total Zip drive unit sales in the first quarter of 1997, as compared to less than 1% in the first quarter of 1996. Ditto product sales also increased in the first quarter of 1997, as total Ditto sales were $35.6 million, or 9.9% of sales, as compared to $27.6 million, or 12.4% of sales, in the first quarter of 1996.

International sales, primarily to customers in Europe and Asia, were $135.2 million, or 37.4% of sales, in the first quarter of 1997. In the first quarter of 1996, international sales, which were primarily to customers in Europe, totaled $83.9 million, or 37.8% of sales.

Sales to the U.S. market increased to $226.1 million, or 62.6% of sales, in the first quarter of 1997, from $138.1 million or 62.2% of sales, in the first quarter of 1996.

GROSS MARGIN

The Company's gross margin percentage was 29.7% in the first quarter of 1997, as compared to 27.0% in the first quarter of 1996. Gross margins on Zip products improved in the first quarter of 1997, as compared to the first quarter of 1996, due primarily to reductions in component material costs and per unit manufacturing overhead costs. These cost improvements were partially offset by price reductions on Zip products resulting from a series of rebate programs which began in July of 1996. In addition, first quarter 1997 gross margins were negatively impacted by price protection reserves recorded by the Company in anticipation of price reductions on its Zip and Jaz products which became effective in the second quarter. The ratio of disk sales to drive sales on Zip products was slightly higher in the first quarter of 1997, than in the first quarter of 1996. Jaz product gross margins improved in the first quarter of 1997, as compared to the first quarter of 1996, due to the absence of manufacturing start-up costs and a higher ratio of disk sales to drive sales. Jaz product gross margins are lower than Zip product gross margins, due in large part to a lower ratio of disk sales to drive sales. Gross margins on Ditto products were similar in the first quarter of 1997 and the first quarter of 1996.

Gross margins for the remainder of 1997 will depend in large part on sales of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the sales mix between disks and drives, and between Zip, Jaz and Ditto products. Although the Company expects the costs of Zip, Jaz and Ditto products to decline in the future due to lower component material cost and lower per unit overhead expenses, the gross margin percentages will depend in large part on the Company's ability to achieve planned cost reductions, as well as on recent and any future pricing actions. The Company's ability to achieve planned cost reductions will depend in large part on the success of the Company's efforts to shift manufacturing capacity from the United States to Malaysia. Also, future gross margin percentages will be impacted by the mix between OEM sales, which generally provide lower gross margins than sales through other channels, and retail sales, as well as other factors.

In April 1997, the Company announced the recall of a batch of approximately 75,000 Jaz disks manufactured within the period March 13, 1997 to April 20, 1997 at one of the Company's facilities. The recall was announced after the Company's ongoing reliability testing revealed that the batch of disks contained a component that did not conform over time to Iomega's reliability requirements. The Company has contacted its distributors and channel partners to remove the affected disks from their inventories and will replace any affected disk purchased by a customer. The costs associated with this recall could have a material adverse impact on second quarter
1997 gross margins. The amount of the impact will depend, in part, on the Company's ability to meet anticipated demand for Jaz disks while at the same time replacing the recalled disks, and the timing and amount of any monetary recovery by the Company from its supplier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $21.2 million in the first quarter of 1997, as compared to the first quarter of 1996, and increased slightly as a percentage of sales to 15.0% in the first quarter of 1997 from 14.9% in the first quarter of 1996. The increased expenses in the first quarter of 1997 were primarily the result of advertising expenses incurred to increase market awareness of Zip, Jaz and Ditto products, variable selling expenses, and increased salaries and wages associated with increased headcount in all areas of sales, marketing and administration. Management expects selling, general and administrative expenses to increase further in the remainder of 1997 in absolute dollars due primarily to increased advertising and promotional expenses in the United States, Europe and Asia, as well as increased variable selling expenses and increased fixed administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $7.7 million in the first quarter of 1997, as compared to the first quarter of 1996, and increased as a percentage of sales to 4.1% of sales in the first quarter of 1997, as compared to 3.1% of sales in the first quarter of 1996. The increase was primarily the result of expenditures related to the continued development and enhancement of Zip, Jaz and Ditto products, as well as development expenses related to the Company's n-hand product. Management expects continued increases in research and development expenses during the remainder of 1997 in absolute dollars as the result of planned increases in resources dedicated to product development and enhancement.

OTHER

The Company recorded interest income of $1.1 million in the first quarter of 1997, as compared to $0.1 million in the first quarter of 1996, due to increased available cash balances in the first quarter of 1997. Interest expense was $2.5 million in the first quarter of 1997, as compared to $2.2 million in the first quarter of 1996, due to increased average borrowings under a financing agreement in Europe and several new capital lease obligations.

INCOME TAXES

For the first quarter of 1997, the Company recorded an income tax provision of $12.3 million, representing an effective income tax rate of 35%. The effective tax rate decreased from 39% in the first quarter of 1996 due to tax advantages associated with the relocation of manufacturing capacity to Malaysia and the relocation of the Company's European headquarters from Germany to Switzerland. Differences between the currently anticipated mix of foreign income versus domestic income, and the actual mix, will have an impact on the effective tax rate that is recorded during the remainder of 1997.

SEASONALITY

The Company's Ditto, Zip and Jaz products are targeted primarily to the retail consumer market. This market is generally seasonal, with a substantial portion of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the summer months. In light of the seasonal nature of the market for the Company's products, revenues for any prior quarter are not necessarily indicative of the revenues to be expected in any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 1997, the Company had cash and cash equivalents of $116.8 million, working capital of $305.1 million, and a ratio of current assets to current liabilities of 2.25 to 1. During the first quarter of 1997, the Company generated $30.4 million from operating activities. The primary sources of funds provided by operating activities were net income and non-cash expenses. Inventories decreased by $16.6 million. This reduction was offset by decreases in accounts payable and accrued liabilities of $16.1 million.
The Company used $14.1 million in investing activities during the first quarter of 1997, primarily for the purchase of property, plant and equipment. Cash used in financing activities totaled $7.8 million during the first quarter of 1997. Included in cash and cash equivalents used in financing activities was $8.3 million of net payments on notes payable and capitalized lease obligations and $1.7 million used to repurchase 114,605 shares of the Company's Common Stock, offset by a $1.1 million tax benefit for dispositions of employee stock and proceeds of $1.2 million for sales of Common Stock to option holders.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. This Credit Facility replaced the Company's prior loan facility with Wells Fargo Bank, N.A. The Credit Facility is a three-year revolving line of credit secured by U.S. and Canadian accounts receivable and a pledge of 66% of the stock of certain of the Company's subsidiaries. Borrowings under the Credit Facility are limited to the lesser of 70% of eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.5%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 2.0%, depending on the Company's debt-to-equity ratio. As of March 30, 1997, the Credit Facility bore interest at LIBOR plus 1.25%, or 6.69%. Total availability under the Credit Facility at March 30, 1997 was $147.5 million, of which $20.0 million was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

In November 1995, a foreign subsidiary of the Company entered into an agreement with a German commercial bank for up to DM 50 million (approximately $35 million), which involved the sales of a portion of the foreign subsidiary's accounts receivable to the bank. During March 1997, the agreement expired and the Company repaid all amounts outstanding under the agreement.

The Company's balance sheet at March 30, 1997 reflected current notes payable of $7.1 million, consisting of term loans of $1.1 million and the short-term portion of financing entered into in connection with the purchase of a manufacturing facility in Malaysia of $6.0 million. At March 30, 1997, long-term notes payable totaled $33.1 million, consisting of the long-term portion of the financing agreement for the purchase of the facility in Malaysia of $12.0 million, borrowings under the Company's Credit Facility of $20.0 million and other term loans of $1.1 million. The current and long-term portions of capitalized lease obligations at March 30, 1997 were $4.6 million and $5.4 million, respectively. In April 1997, the Company prepaid the entire $18.0 million relating to the Malaysian manufacturing facility.

The Company had $45.7 million of convertible subordinated notes outstanding at March 30, 1997, which bear interest at 6.75% per year and mature on March 15, 2001.

Net accounts receivable at the end of the first quarter of 1997 were relatively comparable to the first quarter of 1996. As indicated above, inventory decreased by $16.6 million in the first quarter of 1997, due primarily to a reduction in finished goods resulting from higher than anticipated sales of Zip products. Other current assets increased by $1.6 million due to increases in prepaid advertising expenses.

Additions to property, plant and equipment during the first quarter of 1997 totaled $15.7 million, partially offset by $1.3 million in proceeds from capital leases.

The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during at least the remainder of 1997. Thereafter, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's future financing needs cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the success of the Company's strategy to transfer manufacturing capacity to Malaysia, the availability of critical components, the progress of the Company's product development efforts, the success of the Company in improving its inventory management, and the Company's management of its cash and accounts payable.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1997, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is market demand for new personal computer data storage solutions, there can be no assurance that the Company will be successful in establishing Zip and Jaz as the preferred solutions for that market need. The extent to which Zip and Jaz achieve a significant market presence will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, including the LS-120 (product of the consortium of Compaq Computer, Imation and MKE) and EZ Flyer 230 and SyJet 1.5 GB (products of Syquest Technology, Inc.), the success of the Company in establishing OEM arrangements, the willingness of OEMs to promote the products containing the Company's drives, the ability of the Company to create demand for Zip and Jaz with leading personal computer manufacturers, the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices, any adverse consumer reaction resulting from the recently-announced recall of a limited number of Jaz disks and the success of the Company's plans to improve customer satisfaction and provide quicker turnaround on its rebate programs. In addition, component problems, shortages or other factors affecting the supply of the Company's products, including any difficulties encountered relating to the transfer of manufacturing capacity to the Company's new facility in Malaysia or the Company's ability to add manufacturing capacity as needed, could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance.

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

Future market demand for the Company's products cannot be predicted with certainty. Sales of Zip and Jaz products in 1996 and the first quarter of 1997 were the primary reasons for the Company's revenue growth in these periods. However, these sales may not be indicative of the long-term demand for such products. Accordingly, the sales growth experienced by the Company in 1996 and in the first quarter of 1997 should not be assumed to be an indication of future sales. Moreover, because the Company's expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in the Company's net income. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results.

The Company's European sales are predominantly denominated in foreign currencies. The Company enters into forward exchange contracts to sell foreign currencies as a means of hedging its foreign operating requirements. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in foreign currency gains and losses.

A significant portion of the Company's revenues are currently being generated in Europe and Asia. The Company's existing infrastructure outside of the United States is significantly less mature and developed than in the United States. In particular, the Company's recent relocation of its European operations from Germany to Switzerland and the Netherlands, combined with the recent start-up and expansion of the Company's Asian headquarters and sales offices, could adversely impact sales momentum in these international markets.

Other factors that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage growth and an increasingly complex business, market demand for personal computers with which the Company's products are used, manufacturing capacity, component availability, transportation and quality issues (including, for example, the Company's recall of a limited number of Jaz cartridges on April 25, 1997), product and component pricing, competition, intellectual property rights, litigation and general economic conditions.

                          IOMEGA CORPORATION

                      PART II - OTHER INFORMATION

Item 1.		Legal Proceedings

As previously disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996, the Company has commenced litigation against Nomai S.A. in conjunction with Nomai's alleged plans to announce a disk product claimed to be compatible with the Company's Zip drive. The Company has not licensed Nomai to manufacture or sell Zip products, and believes the Nomai planned product would infringe the Company's copyrights, patents and other intellectual property rights and constitute unfair competition. In addition to the preliminary injunction obtained by the Company against Nomai in Germany and other legal proceedings commenced by the Company previously described in the Company's Annual Report on Form 10-K for the period ended December 31, 1996, on April 7, 1997, the Company filed suit against an equipment supplier, Thames Automation, Inc. ("Thames"), in United States District Court for the District of Utah, claiming breach of contract, conversion and infringement of various Iomega intellectual property rights, misappropriation of trade secrets and unfair competition. The claims arise from Thames' alleged offer for sale to Nomai of equipment for the automated assembly of a Zip-compatible product. On April 8, 1997, the Company filed a motion for a temporary restraining order prohibiting Thames from selling or delivering to Nomai or any other person any automated assembly lines or other equipment designed or suited for making a computer disk compatible with Zip drives and from disclosing to any third party various documents and information relating to Zip disk manufacturing equipment sold by Thames to Iomega. On April 10, 1997, following a hearing before the Court, Thames stipulated to the entry by the District Court of an order prohibiting Thames from selling or delivering any such equipment and from making any such disclosure. The Order was entered on April 11, 1997 and will remain in effect until the Court rules on the Company's pending motion for a preliminary injunction. Discovery in the litigation with Thames is underway.

An adverse outcome in any of the proceedings referred to above could result in the introduction by Nomai in one or more countries of a Zip-compatible product. Any such introduction could have a material adverse effect on the Company's future sales and operating results, as previously indicated in the Company's most recent Annual Report on Form 10-K.

The Company intends to vigorously protect and enforce its intellectual property rights in the proceedings referenced above.


Item 2.		Change in Securities

The Company did not sell any equity securities during the quarter ended March 30, 1997 that were not registered under the Securities Act of 1933.


Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.  The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            IOMEGA CORPORATION
                            (Registrant)




                            /S/KIM B. EDWARDS
                            -----------------------
Dated:	May 12, 1997         Kim B. Edwards
                            President and Chief Executive Officer



                            /S/ LEONARD C. PURKIS
                            -----------------------
Dated:  May 12, 1997        Leonard C. Purkis
                            Senior Vice President, Finance
                            and Chief Financial Officer

                                 EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form
10-Q:

Exhibit No.	        Description

    3(i).1   (1)    Restated Certificate of Incorporation of the Company, as
                    amended.

   10.13     (2)    1995 Director Stock Option Plan of the Company, as amended.

   10.32            $200 million Credit Agreement, dated March 11, 1997.

   10.32 (a)        Pledge Agreement, dated March 11, 1997.

   10.32 (b)        Security Agreement, dated March 11, 1997.

   10.33     (2)    1997 Stock Incentive Plan of the Company.

   10.34            1997 Bonus Program.

   27 Financial Data Schedule (only filed as part of electronic copy).




______________________________

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-26375).

(2) Incorporated herein by reference to the Company's Preliminary Proxy Statement for the 1997 Annual Meeting of Stockholders as filed with the SEC on February 21, 1997 (File No. 001-12333).