Form 10-Q
period 1997-06-29
IOMEGA CORP
filed 1997-08-13
CIK 352789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                         COMMISSION FILE NUMBER 1-12333

                               IOMEGA CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      86-0385884
(State or other jurisdiction                 (IRS emploer identification number)
of incorporation or organization)


   1821 West Iomega Way, Roy, Utah                             84067
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


                             Yes    X      No
                                 ------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 1997.

COMMON STOCK, PAR VALUE  $.03 1/3                           129,650,370
     (Title of each class)                              (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS
                                                                           Page
                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements


    Condensed consolidated balance sheets at June 29, 1997

         and December 31, 1996.........................................       2

    Condensed consolidated statements of operations for the three months

         ended June 29, 1997 and June 30, 1996.........................       4

    Condensed consolidated statements of operations for the six months
         ended June 29, 1997 and June 30, 1996.........................       5

    Condensed consolidated statements of cash flows for the six months
         ended June 29, 1997 and June 30, 1996.........................       6

    Notes to condensed consolidated financial statements...............       8


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................      14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      21

Item 2.  Changes in Securities.........................................      22


Item 4.  Submission of Matters to a Vote of Security Holders...........      23


Item 6.  Exhibits and Reports on 8-K...................................      23


Signatures.............................................................      24


Exhibit Index..........................................................      25


This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements relating to the sufficiency of cash and cash equivalent balances and available sources of financing; projected effective tax rates; expected further declines in component and manufacturing costs; the impact on gross margins of the sales mix between disks and drives and the mix between OEM sales and sales through other channels; anticipated expenditures for selling, general and administrative and research and development activities; the possible effects on future sales due to a shortage of certain integrated circuits utilized in manufacturing Zip drives; the possible effects of an adverse outcome in legal proceedings, described in Item 1 of Part II, and the Company's efforts to protect its intellectual property rights. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth under, and in the paragraph immediately preceding, the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q.

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)


                                                                            June 29,          December 31,
                                                                                1997                  1996

                                                                          (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                              $123,612              $108,312
     Temporary investments                                                    11,790                     -
     Trade receivables, net                                                  244,110               210,733
     Inventories                                                             150,542               171,920
     Deferred tax assets                                                      35,367                38,059
     Other current assets                                                     11,493                27,644
                                                                            --------             ---------

         Total current assets                                                576,914               556,668
                                                                            --------             ---------

PROPERTY, PLANT AND EQUIPMENT, at cost                                       216,935               187,125
     Less:  Accumulated depreciation and amortization                        (76,988)              (61,083)
                                                                            --------             ---------

     Net property, plant and equipment                                       139,947               126,042
                                                                            --------             ---------

OTHER ASSETS                                                                   3,448                 3,432
                                                                            --------             ---------

                                                                            $720,309              $686,142
                                                                            ========             =========


                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                            June 29,          December 31,
                                                                                1997                  1996

                                                                         (Unaudited)
CURRENT LIABILITIES:

     Current portion of notes payable                                    $       398            $   33,770
     Accounts payable                                                        154,355               145,844
     Accrued payroll, vacation and bonus                                      19,024                17,731
     Deferred revenue                                                         17,660                15,677
     Other accrued liabilities                                                86,509                69,847
     Current portion of capitalized lease obligations                          5,438                 4,114
                                                                         -----------            ----------

         Total current liabilities                                           283,384               286,983
                                                                         -----------            ----------
CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                                                    5,883                 5,711
                                                                         -----------            ----------

NOTES PAYABLE, net of current portion                                            177                13,465
                                                                         -----------            ----------
CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                                                          45,684                45,733
                                                                         -----------            ----------
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value; authorized 4,750,000
         shares, none issued                                                       -                     -
     Series C, Junior Participating Preferred Stock,
         authorized 250,000 shares, none issued                                    -                     -
     Common Stock, $.03 1/3 par value;  authorized  400,000,000 shares,  issued 130,064,975 and 128,277,426 shares at
         June 29, 1997 and December 31, 1996, respectively                     4,335                 4,275
     Additional paid-in capital                                              271,643               268,426
     Less:  414,605 and 300,000 Common Stock treasury shares
         at June 29, 1997 and December 31, 1996, respectively, at cost        (6,099)               (4,363)
     Deferred compensation                                                      (502)                 (669)
     Retained earnings                                                       115,804                66,581
                                                                         -----------            ----------

         Total stockholders' equity                                          385,181               334,250
                                                                         -----------            ----------

                                                                            $720,309              $686,142
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

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



                                                                         For the Three Months Ended
                                                                        June 29,                  June 30,

                                                                            1997                      1996
                                                                    ------------              ------------
                                                                                   (Unaudited)

SALES                                                                  $ 400,162                $ 283,638

COST OF SALES                                                            282,703                  207,443
                                                                       ---------                ---------

     Gross margin                                                        117,459                   76,195
                                                                       ---------                ---------
OPERATING EXPENSES:
     Selling, general and administrative                                  60,816                   39,126
     Research and development                                             17,007                   11,542
                                                                       ---------                ---------

         Total operating expenses                                         77,823                   50,668
                                                                       ---------                ---------

OPERATING INCOME                                                          39,636                   25,527

     Interest and other income (expense), net                                598                   (2,239)
                                                                       ---------                ---------

INCOME BEFORE INCOME TAXES                                                40,234                   23,288

     Provision for income taxes                                          (14,025)                  (9,206)
                                                                       ---------                ---------

NET INCOME                                                             $  26,209                $  14,082
                                                                       =========                =========

NET INCOME PER COMMON SHARE                                            $    0.19                $    0.11
                                                                       =========                =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                                       136,452                  132,405
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

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                           For the Six Months Ended
                                                                        June 29,                  June 30,
                                                                            1997                      1996
                                                                    ------------              ------------

                                                                                   (Unaudited)

SALES                                                                  $ 761,506                $ 505,626

COST OF SALES                                                            536,768                  369,531
                                                                       ---------                ---------

     Gross margin                                                        224,738                  136,095
                                                                       ---------                ---------

OPERATING EXPENSES:
     Selling, general and administrative                                 115,176                   72,282
     Research and development                                             31,724                   18,533
                                                                       ---------                ---------

         Total operating expenses                                        146,900                   90,815
                                                                       ---------                ---------

OPERATING INCOME                                                          77,838                   45,280

     Interest and other income (expense), net                             (2,274)                  (5,400)
                                                                       ---------                ---------

INCOME BEFORE INCOME TAXES                                                75,564                   39,880

     Provision for income taxes                                          (26,341)                 (15,677)
                                                                       ---------                ---------

NET INCOME                                                             $  49,223                $  24,203
                                                                       =========                =========

NET INCOME PER COMMON SHARE                                            $    0.36                $    0.19
                                                                       =========                =========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                                       136,078                  130,419
                                                                       =========                =========



                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            For the Six Months Ended
                                                                            June 29,              June 30,

                                                                                1997                  1996
                                                                       -------------         -------------
                                                                                     (Unaudited)
Cash Flows from Operating Activities:

     Net Income                                                          $   49,223            $   24,203
     Non-Cash Revenue and Expense Adjustments:

         Depreciation and amortization expense                               16,787                 9,674
         Deferred income tax provision (benefit)                              2,692               (18,111)
         Other                                                                  306                   443
     Changes in Assets and Liabilities:
         Trade receivables, net                                             (33,377)              (74,139)
         Inventories                                                         21,378               (47,470)
         Other current assets                                                16,151               (14,295)
         Accounts payable                                                     8,511                64,559
         Accrued liabilities                                                 19,938                31,058
                                                                         ----------            ----------
         Net cash provided from (used in) operating activities              101,609               (24,078)
                                                                         ----------            ----------


Cash Flows from Investing Activities:
     Purchase of property, plant and equipment                              (27,435)              (35,505)
     Purchase of temporary investments                                      (11,790)                    -
     Net decrease in other assets                                               (16)                   71
                                                                         -----------           ----------
         Net cash used in investing activities                              (39,241)              (35,434)
                                                                         -----------           ----------

Cash Flows from Financing Activities:
     Proceeds from sales of Common Stock                                      1,906                 1,458
     Proceeds from issuance of notes payable                                 87,295               701,537
     Payments on notes payable and capitalized lease
         obligations                                                       (135,799)             (719,775)
     Purchase of Common Stock                                                (1,736)                    -
     Tax benefit from dispositions of employee stock                          1,266                 1,607
     Net proceeds from public offering of Common Stock                            -               191,209
     Net proceeds from issuance of convertible
       subordinated notes                                                         -                43,131
                                                                         ----------            ----------

         Net cash provided from (used in) financing activities              (47,068)              219,167
                                                                         ----------            ----------

Net Increase in Cash and Cash Equivalents                                    15,300               159,655

Cash and Cash Equivalents at Beginning of Period                            108,312                 1,023
                                                                         ----------            ----------

Cash and Cash Equivalents at End of Period                               $  123,612            $  160,678
                                                                         ==========            ==========



                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)
                                 (In thousands)



                                                                          For the Six Months Ended
                                                                            June 29,              June 30,

                                                                                1997                  1996
                                                                       -------------         -------------
                                                                                    (Unaudited)
Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed under
         capitalized lease obligations                                 $      3,342          $      6,234
                                                                       ============          ============


     Conversion of Subordinated Notes to Common Stock                  $         49          $        265
                                                                       ============          ============



                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      SIGNIFICANT ACCOUNTING POLICIES


         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of June 29, 1997 and December 31, 1996, the results of operations for the three- and six-month periods ended June 29, 1997 and June 30, 1996, and cash flows for the six-month periods ended June 29, 1997 and June 30, 1996.

         The results of operations for the three- and six-month periods ended June 29, 1997 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $17.7 million and $15.7 million at June 29, 1997 and December 31, 1996, respectively.

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

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $17.5 million and $17.0 million at June 29, 1997 and December 31, 1996, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Foreign Currency Translation - For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

         Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Instruments with maturities in excess of three months are classified as temporary investments. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, option rate preferred stock and taxable municipal bonds and notes and are recorded at cost, which approximates market. At June 29, 1997, temporary investments consist of certificates of deposit and commercial paper recorded at cost, which approximates market.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:


                                                                        June 29,              December 31,
                                                                            1997                      1996
                                                                     -----------              ------------

                                    Raw materials                    $    75,517              $     88,728
                                    Work-in-process                       20,633                    14,004
                                    Finished goods                        54,392                    69,188
                                                                     -----------               -----------
                                                                     $   150,542               $   171,920
                                                                     ===========               ===========

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


         For the Three Months Ended            For the Six Months Ended
                                            June 29, 1997     June 30, 1996     June 29, 1997    June 30, 1996
                                            -------------     -------------     -------------    -------------
             Pro Forma Basic EPS                 $0.20             $0.12           $0.38             $0.21

             Pro Forma Diluted EPS               $0.19             $0.11           $0.36             $0.19


 (2)     INCOME TAXES

         Income taxes for the six months ended June 29, 1997 have been provided for at an effective rate of 35% compared to an effective rate of 39% for the year ended December 31, 1996. This tax rate is based on the Company's projected mix of domestic and foreign pre-tax income for 1997. The decrease in the effective tax rate is due to tax advantages associated with the relocation of the Company's manufacturing capacity to Malaysia and the move of the Company's European headquarters from Germany to Switzerland.

         U.S.  taxes have not been  provided for  unremitted  foreign  earnings
         which  are  considered  to  be  permanently   reinvested  in  non-U.S.
         operations.

         Cash paid for income taxes was $13.8 million for the first six months of 1997 and $22.0 million for the corresponding period in 1996.

(3)      NOTES PAYABLE

         Line of Credit - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. The Credit Facility is a three-year revolving line of credit secured by U.S. and Canadian accounts receivable and a pledge of 66% of the stock of certain of the Company's subsidiaries. Borrowings under the Credit Facility are limited to the lesser of 70% of eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.5%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 2.0%, depending on the Company's debt-to-equity ratio. Total availability under the Credit Facility at June 29, 1997 was $170.9 million, of which none was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have 36-month to 60-month terms and mature at various dates from July 1998 to March 2000. Principal and interest payments are payable monthly and quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the leased equipment, software and furniture.

         Other Term Notes - During the second quarter of 1997, the Company fully paid a term note with an outstanding balance of approximately $1.6 million. At June 29, 1997, the Company had only one term note remaining for which $.6 million was outstanding. This remaining term note was subsequently fully paid in July 1997.

         Promissory Note on Malaysian Manufacturing Facility - In September 1996, the Company entered into an agreement with Quantum Corporation to finance a portion of the purchase price of a building and equipment associated with a manufacturing facility in Penang, Malaysia. The amount financed under this agreement totaled $18 million. During April 1997, the Company elected to prepay the entire $18 million plus accrued interest.

(4)      OTHER MATTERS

         Increase  in  Authorized  Shares  - On  April  22,  1997,  shareholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 150,000,000 to 400,000,000.

         Significant Customers - During the three months and six months ended June 29, 1997, sales to Ingram Micro, Inc. accounted for 12% and 13%, respectively, of consolidated sales. During the three months and six months ended June 30, 1996, sales to Ingram Micro, Inc. accounted for 17% and 14%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At  June  29,  1997  outstanding   forward  exchange  sales  (purchase)
         contracts, which all mature in September 1997, were as follows:


                                                                                       Contracted
                  Currency                              Amount                       Forward Rate

                  Belgian Franc                      4,500,000                              35.38
                  British Pound                      3,500,000                                .60
                  Dutch Guilder                      3,100,000                               1.93
                  French Franc                      15,200,000                               5.79
                  German Mark                       (4,800,000)                              1.71
                  Irish Punt                          (200,000)                               .66
                  Italian Lira                   7,200,000,000                           1,688.17
                  Malaysian Ringgitt                (5,200,000)                              2.53
                  Spanish Peseta                   200,000,000                             145.33
                  Swiss Franc                          900,000                               1.42

         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At June 29, 1997, all of the Company's foreign currency contracts are being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

         (5)       SUBSEQUENT EVENT

         In July 1997, the Company was named as a defendant in a purported class action lawsuit alleging violations of the Magnuson-Moss Consumer Products Warranties Act and the Delaware Consumer Fraud Act. The claimed violations are based on alleged breaches of the Company's Zip, Jaz and Ditto product warranties and on the Company's technical support charges and practices. The relief sought in the complaint includes injunctive relief, restitution for amounts paid by consumers for certain calls to Iomega's technical support line and reasonable attorneys' fees. The Company is in the process of investigating and evaluating the claims stated in the complaint and assessing the maintainability of this suit as a class action.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The Company reported sales of $400.2 million and net income of $26.2 million, or $0.19 per share, in the second quarter of 1997. This compares to sales of $283.6 million and net income of $14.1 million, or $0.11 per share, in the second quarter of 1996. For the first six months of 1997, sales were $761.5 million and net income was $49.2 million, or $0.36 per share, compared to sales of $505.6 million and net income of $24.2 million, or $0.19 per share, for the first six months of 1996.


SALES
-----

Sales for the three months ended June 29, 1997 increased by $116.6 million, or 41.1%, when compared to the corresponding period of 1996. The primary reason for the increase was higher sales of Zip and Jaz products reflecting higher volumes of drive units offset by lower prices. Combined Zip and Jaz sales totaled $370.8 million, or 92.7% of total sales, in the second quarter of 1997, as compared to $246.2 million, or 86.8% of total sales, in the second quarter of 1996. Sales of Zip drives to OEM customers increased to approximately 30% of total Zip drive unit sales in the second quarter of 1997, as compared to less than 3% in the second quarter of 1996. Ditto product sales also increased slightly in the second quarter of 1997, as total Ditto sales were $28.9 million, or 7.2% of sales, as compared to $28.4 million, or 10.0% of sales, in the second quarter of 1996.

Sales for the six months ended June 29, 1997 increased by $255.9 million, or 50.6%, when compared to the corresponding period of 1996. Zip and Jaz sales totaled $693.8 million, or 91.1% of total sales, and Ditto product sales totaled $64.5 million, or 8.5% of total sales. When compared to the first six months of 1996, Zip and Jaz sales increased by $262.2 million, and Ditto sales increased by $8.5 million.

Sales in Europe were $107.4 million, or 26.8% of total sales, in the second quarter of 1997, as compared to $56.3 million, or 19.9% of sales, in the second quarter of 1996. For the first six months of 1997, sales in Europe were $214.7 million, or 28.2% of total sales, as compared to $118.8 million, or 23.5% of total sales, for the first six months of 1996. Sales in Asia were $46.4 million, or 11.6% of total sales, in the second quarter of 1997, as compared to $35.5 million, or 12.5% of total sales, in the second quarter of 1996. For the first six months of 1997, sales in Asia were $74.3 million, or 9.8% of total sales, as compared to $56.9 million, or 11.3% of total sales, for the first six months of 1996.

GROSS MARGIN
------------

The Company's overall gross margin percentage was 29.4% in the second quarter of 1997, as compared to 26.9% in the second quarter of 1996. Overall gross margin percentage for the first six months of 1997 was 29.5%, as compared to 26.9% for the first six months of 1996. Gross margins increased in the second quarter and first six months of 1997, as compared to the second quarter and first six months of 1996, due primarily to reductions in component material costs and per unit manufacturing overhead costs, plus a higher ratio of disk sales to drive sales on Zip products. These improvements were partially offset by price reductions enacted during the second quarter of 1997 for Zip, Jaz and Ditto drives, a recall of approximately 75,000 Jaz disks (discussed below), plus a growing percentage of drives sold to OEMs. Jaz product gross margins are lower than Zip product gross margins, due in large part to a lower ratio of disk sales to drive sales. Gross margins on Ditto products were lower in the second quarter of 1997 than the second quarter of 1996, due primarily to lower prices on Ditto drives.

Gross margins for the remainder of 1997 will depend in large part on sales of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the sales mix between disks and drives, and among Zip, Jaz and Ditto products. Although the Company expects the costs of Zip, Jaz and Ditto products to decline in the future due to lower component material cost and lower per unit overhead expenses, the gross margin percentages will depend in large part on the Company's ability to achieve planned cost reductions, as well as on recent and any future pricing actions. Also, future gross margin percentages will be impacted by the mix between OEM sales, which generally provide lower gross margins than sales through other channels, and retail sales, as well as other factors.

In April 1997, the Company announced the recall of a batch of approximately 75,000 Jaz cartridges manufactured within the period March 13, 1997 to April 20, 1997 at one of the Company's facilities. The recall was announced after the Company's ongoing reliability testing revealed that the batch of cartridges contained a component that did not conform over time to Iomega's reliability requirements. The Company contacted its distributors and channel partners to remove the affected cartridges from their inventories and took steps to replace any affected cartridges purchased by customers. The costs associated with this recall totaled approximately $3.1 million, which lowered the overall gross margin percentage from 30.1% to 29.4%, in the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased by $21.7 million and $42.9 million in the second quarter and first six months of 1997, respectively, when compared to the corresponding period of 1996, and increased as a percentage of sales to 15.2% and 15.1% in the second quarter and first six months of 1997, respectively, from 13.8% and 14.3%, respectively, in each of the corresponding periods of 1996. The increased expenses in the second quarter of 1997 were primarily the result of the expansion of the Company's international operations and customer satisfaction group, advertising expenses incurred to increase market awareness of Zip, Jaz and Ditto products, variable selling expenses, and increased salaries and wages associated with increased headcount in all areas of sales, marketing and administration. Management expects selling, general and administrative expenses to increase further in the remainder of 1997 in absolute dollars due primarily to increased advertising and promotional expenses in the United States, Europe and Asia, as well as increased variable selling expenses and increased fixed administrative expenses.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

Research and development expenses for the second quarter and first six months of 1997 increased by $5.5 million, or 47.4%, and $13.2 million, or 71.2%, respectively, when compared to the second quarter and first six months of 1996. Research and development also increased as a percentage of sales to 4.3% and 4.2% of sales in the second quarter and first six months of 1997, respectively, as compared to 4.1% and 3.7% of sales in the second quarter and first six months of 1996, respectively. The increase was primarily the result of expenditures related to the continued development and enhancement of Zip, Jaz and Ditto products, as well as continued development expenses related to the Company's n*hand and other products. Management expects continued increases in research and development expenses during the remainder of 1997, in absolute dollars, as the result of planned increases in resources dedicated to product development and enhancement.


OTHER
-----

The Company recorded interest income of $1.4 million and $2.5 million in the second quarter and first six months of 1997, respectively, as compared to $0.5 million and $0.6 million in the comparable periods of 1996, respectively, due to increased available cash balances in the second quarter and first six months of 1997. Interest expense was $1.2 million and $3.7 million in the second quarter and first six months of 1997, respectively, as compared to $2.4 million and $4.6 million in the second quarter and first six months of 1996, respectively. The decrease in interest expense is primarily due to decreased average borrowings during the second quarter of 1997 resulting, in large part, from the early payment of the $18 million obligation relating to the Malaysian manufacturing facility and the repayment of amounts outstanding under an agreement to finance European accounts receivable and other notes payable.

Also included in other income and expense were bank charges related to the European financing agreement which totaled approximately $0.8 million for both six month periods.

INCOME TAXES
------------

For the first six months of 1997, the Company recorded an income tax provision of $26.3 million, representing an effective income tax rate of 35%. The effective tax rate decreased from 39% in the first six months of 1996 due to tax advantages associated with the relocation of manufacturing capacity to Malaysia and the relocation of the Company's European headquarters from Germany to Switzerland. Differences between the currently anticipated mix of foreign income versus domestic income, and the actual mix, may have an impact on the effective tax rate that is recorded during the remainder of 1997.


SEASONALITY
-----------

The Company's Ditto, Zip and Jaz products are sold primarily to the retail consumer market. This market is generally seasonal, with a substantial portion of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the summer months. In light of the seasonal nature of the market for the Company's products, revenues for any prior quarter are not necessarily indicative of the revenues to be expected in any future quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 29, 1997, the Company had cash, cash equivalents and temporary investments of $135.4 million, working capital of $293.5 million, and a ratio of current assets to current liabilities of 2.04 to 1. During the first six months of 1997, the Company generated $101.6 million of cash from operating activities. The primary sources of cash provided by operating activities were net income, non-cash expenses, reductions of inventories and other current assets, and increases in accounts payable and accrued liabilities. Inventories decreased by $21.4 million, due primarily to a reduction in raw materials and finished goods resulting from improved inventory management and an increase in inventory turns to 7.5 for the second quarter of 1997 as compared to 6.6 during fiscal 1996. Other current assets decreased by $16.2 million, due primarily to the collection of value-added taxes in Europe, offset by higher prepaid advertising expenses. Accounts payable increased by $8.5 million, due primarily to timing of payments to vendors. Accrued liabilities increased $19.9 million and included, among other changes, an $8.3 million increase in income taxes payable, a $6 million increase in marketing and advertising accruals, and a $2.0 million increase in deferred revenue. These sources of cash were offset by a $33.4 million increase in net accounts receivable, due primarily to increased sales and the timing of sales and collections during the respective quarters. The Company used $39.2 million of cash in investing activities during the first six months of 1997 for the purchase of property, plant and equipment and temporary investments. Cash used in financing activities totaled $47.1 million during the first six months of 1997, and included $48.5 million of net payments on notes payable and capitalized lease obligations and $1.7 million to repurchase 114,605 shares of the Company's Common Stock, offset by a $1.2 million tax benefit for dispositions of employee stock and proceeds of $1.9 million for sales of Common Stock to option holders.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. The Credit Facility is a three-year revolving line of credit secured by U.S. and Canadian accounts receivable and a pledge of 66% of the stock of certain of the Company's subsidiaries. Borrowings under the Credit Facility are limited to the lesser of 70% of eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.5%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 2.0%, depending on the Company's debt-to-equity ratio. Total availability under the Credit Facility at June 29, 1997 was $170.9 million, of which none was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

The Company's balance sheet at June 29, 1997 reflected current notes payable of $0.4 million and long-term notes payable of $0.2 million consisting of a term loan. The current and long-term portions of capitalized lease obligations at June 29, 1997 were $5.4 million and $5.9 million, respectively. During the second quarter of 1997, the Company paid the entire $18.0 million obligation, plus accrued interest, relating to the purchase of its Malaysian manufacturing facility and $1.6 million related to a term note payable.

The Company had $45.7 million of convertible subordinated notes outstanding at June 29, 1997, which bear interest at 6.75% per year and mature on March 15, 2001. Additions to property, plant and equipment during the first six months of 1997 totaled $30.7 million, partially offset by $3.3 million in proceeds from capital leases.

The Company expects that its balance of cash, cash equivalents and temporary investments, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. Thereafter, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's future financing needs, if any, cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts, the success of the Company in improving its inventory management, and the Company's management of its accounts receivable and accounts payable.

FACTORS AFFECTING FUTURE OPERATING RESULTS
------------------------------------------

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1997, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is market demand for removable data storage solutions for personal computers, there can be no assurance that the Company will be successful in establishing Zip and Jaz as the preferred solutions for that market need. The extent to which Zip and Jaz achieve a significant market presence will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, including the LS-120 (product of the consortium of Compaq Computer, Imation and MKE) and SyJet 1.5 GB and EZ Flyer 230 (products of Syquest Technology, Inc.) and the Shark 250 (product of Avatar Peripherals, Inc.; the success of the Company in meeting targeted availability dates for new products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote the products containing the Company's drives; the ability of the Company to create demand for Zip and Jaz, including demand from leading personal computer manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices; any adverse consumer reaction resulting from the recall of a limited number of Jaz disks; and the success of the Company's plans to improve customer service and satisfaction. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products, and the Company's inability to add manufacturing capacity as needed could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance. For example, sales were adversely affected during the second quarter of 1997 due to a shortage of integrated circuits for Zip drives, resulting from interrupted and insufficient shipments from a vendor, and may also be adversely affected in the second half of 1997.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip and Jaz disks, which generate significantly higher margins than its disk drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip and Jaz drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing disks that are compatible with Zip and/or Jaz drives without infringing the Company's proprietary rights, or for any other reason, the Company's sales would be adversely affected, and its net income would be disproportionately adversely affected.

Future market demand for the Company's products cannot be predicted with certainty. Sales of Zip and Jaz products in 1996 and the first six months of 1997 were the primary reasons for the Company's revenue growth in these periods. However, these sales may not be indicative of the long-term demand for such products. Accordingly, the sales growth experienced by the Company in 1996 and in the first six months of 1997 should not be assumed to be an indication of future sales. Moreover, because the Company's expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in the Company's net income. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results.

In addition to the risks surrounding existing products, the Company faces development, manufacturing, demand and market acceptance risks with regard to future products, including n*hand. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner.

The Company has significant international operations with transactions often denominated in foreign currencies. The Company enters into forward exchange contracts to sell or buy foreign currencies as a means of hedging its foreign operating requirements. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in foreign currency gains and losses.

A significant portion of the Company's revenues are currently being generated in Europe and Asia. The Company's existing infrastructure outside of the United States is significantly less mature and developed than in the United States. In particular, the Company's relocation of its European operations from Germany to Switzerland and the Netherlands, combined with the expansion of the Company's Asian headquarters and sales offices, could adversely impact sales momentum in these international markets.

Zip and Jaz are both relatively new products, and the Company continues to refine the design of these products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its Zip and Jaz products. As a result of these and other factors, the Company may experience problems relating to the quality and/or reliability of certain of its products. For example, in April 1997 the Company recalled a limited number of its Jaz cartridges. Any product availability, quality or reliability problems experienced by the Company could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and/or subject the Company to damage claims from its customers.

Other factors that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage growth and an increasingly complex business, market demand for personal computers with which the Company's products are used, transportation issues, product and component pricing, competition, intellectual property rights, litigation (see "Legal Proceedings") and general economic conditions.

                               IOMEGA CORPORATION

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

As previously disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 1996, the Company has commenced litigation against Nomai S.A. ("Nomai") in conjunction with Nomai's alleged plans to announce a disk product claimed to be compatible with the Company's Zip drive. The Company has not licensed Nomai to manufacture or sell Zip products, and believes the Nomai planned product would infringe the Company's copyrights, patents and other intellectual property rights and constitute unfair competition. With respect to the preliminary injunction obtained by the Company against Nomai in Germany and previously described in the Company's Annual Report on Form 10-K for the period ended December 31, 1996, Nomai has now opposed this injunction. A court hearing relating to such opposition is scheduled to occur on August 26, 1997. On June 20, 1997, the District Court in Paris, France issued a ruling granting, in part, the Company's motion for a preliminary injunction against Nomai. Under the Paris court's order, from which an appeal may be taken by Nomai until August 19, 1997, Nomai is prohibited from manufacturing, having manufactured, offering for sale, selling or licensing any disk reproducing certain aspects of Iomega's Zip disk cartridges.

The Company's suit against Thames Automation, Inc., in the United States District Court for the District of Utah, previously described in the Company's Quarterly Report on From 10-Q for the period ended March 30, 1997, was settled following a three-day hearing on the Company's motion for a preliminary injunction. An Order was entered on July 29, 1997 by the District Court approving the confidential terms of the parties' Settlement Agreement and vacating the prior Order of the Court entered April 11, 1997.

An adverse outcome in any of the ongoing proceedings referred to above could result in the introduction by Nomai in one or more countries of a Zip-compatible product. Any such introduction could have a material adverse effect on the Company's future sales and operating results.

On July 29, 1997, the Company filed suit against SyQuest Technology, Inc. ("SyQuest"), in the United States District Court for the District of Delaware claiming patent and trademark infringement with respect to SyQuest's SyJet product, including infringement of United States Patent Nos. 5,644,444, issued July 1, 1997, covering Iomega's "Read/Write Software Protect Scheme for a Disk Cartridge and Drive", and D378518, issued March 18, 1997, covering a "Computer Storage Disk Cartridge". The Company is seeking injunctive relief and damages in an unspecified amount. As of August 11, 1997, SyQuest had not yet filed a responsive pleading to the Company's complaint and discovery had not yet commenced.

The Company intends to vigorously protect and enforce its intellectual property rights in the proceedings referenced above.

As reported in a press release issued July 23, 1997, the Company has been named as a defendant in Cox v. Iomega Corporation, a purported class action suit filed in the Chancery Court of the State of Delaware on July 16, 1997. The named plaintiff, who purchased a Zip drive in 1996, purports to represent other similarly situated consumers who have purchased Zip, Jaz or Ditto products for household purposes since July 16, 1994. The complaint alleges violations of the Magnuson-Moss Consumer Products Warranties Act and the Delaware Consumer Fraud Act based on, among other things, the Company's imposition, beginning in August 1996, of per-incident support charges applicable to certain support requests, alleged difficulties in reaching the Company's technical support call center and alleged difficulties in installing Zip drives, as well as an alleged failure by the Company to specify whether certain of its warranties are "Full" or "Limited" within the meaning of the Magnuson-Moss Consumer Products Warranties Act. The relief sought in the complaint includes injunctive relief, restitution in an unspecified amount for charges paid by consumers for certain calls to the Company's technical support line and reasonable attorneys' fees. As the lawsuit has just been filed, the Company is still in the process of investigating and evaluating the claims stated in the complaint and assessing the maintainability of this suit as a class action. The Company intends to defend itself vigorously against the claims asserted in the lawsuit.


Item 2.   Change in Securities

During the second  quarter of 1997,  the Company  issued  3,847 shares of Common
Stock upon conversion of its 6-3/4% Convertible Subordinated Notes due 2001 in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during the second quarter of 1997 that were not registered under the Securities Act.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was commenced on April 22, 1997 and adjourned to May 19, 1997 and June 6, 1997. The following proposals were adopted by the vote specified below:

                                                              Against/                            Broker
Proposal                                      For             Withheld          Abstain          Non-Votes
------------------------------            -----------         ---------        ---------        -----------
1.    Election of Directors:
         Willem H.J. Andersen             122,380,022         2,067,649
         Robert P. Berkowitz              122,288,479         2,159,192
         David J. Dunn                    122,373,971         2,073,700
         Kim B. Edwards                   122,369,104         2,078,567
         Michael J. Kucha                 122,382,831         2,064,840
         John Myers                       122,383,736         2,063,935
         John Nolan                       122,379,305         2,068,366
         John Sheehan                     122,156,937         2,290,734

2.    Approval of Classified
         Board of Directors                65,424,500         8,248,408        1,292,937        49,481,826

3.    Approval of Authorized
         Share Increase to
         400,000,000                      113,541,219         9,836,385        1,070,067

4.    Approval of 1997 Stock
         Incentive Plan                   112,440,442        10,499,451        1,507,778

5.    Approval of Amendments
         to 1995 Director Stock
         Option Plan                      113,718,906         8,645,606        2,083,159

6.    Ratification of Arthur
         Andersen LLP as
         Independent Auditors             122,686,268           899,507          861,896


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




                                         IOMEGA CORPORATION
                                            (Registrant)




                                         /s/ Kim B. Edwards
                                         ----------------------------
Dated:   August 11, 1997                 Kim B. Edwards
                                         President and Chief Executive Officer



                                         /s/ Leonard C. Purkis
                                         ----------------------------
Dated:  August 11, 1997                  Leonard C. Purkis
                                         Senior Vice President, Finance
                                         and Chief Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                Description

    3(i).1 Restated Certificate of Incorporation of the Company, as amended.

    3(ii).1                Bylaws of the Company, as amended.

   27 Financial Data Schedule (only filed as part of electronic copy).