Form 10-Q
period 1997-09-28
IOMEGA CORP
filed 1997-11-13
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _____________

                                    FORM 10-Q

          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 29, 1997

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________

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

                                 (801) 778-1000
              (Registrant's telephone number, including area code)

                                _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1997.

Common Stock, par value $.03 1/3                         129,932,285
   (Title of each class)                              (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS
                                                                        Page
                          PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

    Condensed consolidated balance sheets at September 28, 1997
         and December 31, 1996......................................       2

    Condensed consolidated statements of operations for the three months
         ended September 28, 1997 and September 29, 1996............       4

    Condensed consolidated statements of operations for the nine months
         ended September 28, 1997 and September 29, 1996............       5

    Condensed consolidated statements of cash flows for the nine months
         ended September 28, 1997 and September 29, 1996............       6

    Notes to condensed consolidated financial statements............       8


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      13


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................      21

Item 2.  Changes in Securities and Use of Proceeds..................      23

Item 6.  Exhibits and Reports on 8-K................................      24

Signatures.........................................................       25

Exhibit Index.......................................................      26



This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements relating to the sufficiency of cash and cash equivalent balances and available sources of financing; projected effective tax rates; expected further declines in component and manufacturing costs; the impact on gross margins of the sales mix between disks and drives and the mix between OEM sales and sales through other channels; anticipated expenditures for selling, general and administrative and research and development activities; the possible effects on future sales due to supplier quality issues and component shortages; the possible effects of an adverse outcome in legal proceedings, described in Item 1 of Part II, and the Company's efforts to protect its intellectual property rights. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under, and in the paragraph immediately preceding, the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of Part I of this  Quarterly  Report on Form 10-Q, and those set forth in
Item 1 of Part II of this Quarterly Report on Form 10-Q.

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                 (In thousands)

                                                                       September 28,          December 31,
                                                                                1997                  1996
                                                                         (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents                                              $166,024              $108,312
     Trade receivables, net                                                  264,184               210,733
     Inventories                                                             188,424               171,920
     Deferred tax assets                                                      39,572                38,059
     Other current assets                                                     11,648                27,644
                                                                            --------              --------


         Total current assets                                                669,852               556,668
                                                                            --------              --------

PROPERTY, PLANT AND EQUIPMENT, at cost                                       241,440               187,125
     Less:  Accumulated depreciation and amortization                        (86,377)              (61,083)
                                                                            --------              --------

     Net property, plant and equipment                                       155,063               126,042
                                                                            --------              --------

OTHER ASSETS                                                                   3,259                 3,432
                                                                            --------              --------

                                                                            $828,174              $686,142
                                                                            ========              ========


                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                                       September 28,          December 31,
                                                                                1997                  1996
                                                                         (Unaudited)
CURRENT LIABILITIES:

     Current portion of notes payable                                    $         -            $   33,770
     Accounts payable                                                        206,257               145,844
     Accrued payroll, vacation and bonus                                      22,216                17,731
     Deferred revenue                                                         25,098                15,677
     Other accrued liabilities                                               101,736                69,847
     Current portion of capitalized lease obligations                          5,465                 4,114
                                                                           ---------             ---------

         Total current liabilities                                           360,772               286,983
                                                                           ---------             ---------

CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                                                    4,437                 5,711
                                                                           ---------             ---------

NOTES PAYABLE, net of current portion                                              -                13,465
                                                                           ---------             ---------

CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                                                          45,683                45,733
                                                                           ---------             ---------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value; authorized 4,750,000
         shares, none issued                                                       -                     -
     Series C, Junior Participating Preferred Stock,
         authorized 250,000 shares, none issued                                    -                     -
     Common Stock, $.03 1/3 par value;  authorized  400,000,000  shares, issued 260,693,780 and 256,554,852 shares at September 28,
         1997 and December 31, 1996, respectively                              8,690                 8,552
     Additional paid-in capital                                              269,297               264,149
     Less:  829,210 and 600,000 Common Stock treasury shares
         at September 28, 1997 and December 31, 1996, respectively,
         at cost                                                              (6,099)              (4,363)
     Deferred compensation                                                      (418)                (669)
     Retained earnings                                                       145,812               66,581
                                                                           ---------             --------

         Total stockholders' equity                                          417,282              334,250
                                                                           ---------             ---------

                                                                            $828,174             $686,142
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

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)



                                                                         For the Three Months Ended
                                                                   September 28,             September 29,
                                                                            1997                      1996
                                                                   -------------             -------------
                                                                                 (Unaudited)
SALES                                                                  $ 431,700                $ 310,085

COST OF SALES                                                            291,373                  228,424
                                                                       ---------                ---------

     Gross margin                                                        140,327                   81,661
                                                                       ---------                ---------

OPERATING EXPENSES:
     Selling, general and administrative                                  72,631                   50,323
     Research and development                                             22,571                   10,475
                                                                       ---------                ---------

         Total operating expenses                                         95,202                   60,798
                                                                       ---------                ---------

OPERATING INCOME                                                          45,125                   20,863

     Interest and other income (expense), net                              1,055                       71
                                                                       ---------                ---------

INCOME BEFORE INCOME TAXES                                                46,180                   20,934

     Provision for income taxes                                          (16,172)                  (8,168)
                                                                       ---------                ---------

NET INCOME                                                             $  30,008                $  12,766
                                                                       =========                =========

NET INCOME PER COMMON SHARE                                            $    0.11                $    0.05
                                                                       =========                =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Includes effects of stock split (See Note 1)                             274,070                  274,054
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

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                          For the Nine Months Ended
                                                                   September 28,             September 29,
                                                                            1997                      1996
                                                                   -------------             -------------
                                                                                (Unaudited)
SALES                                                                 $1,193,206                $ 815,711

COST OF SALES                                                            828,141                  597,955
                                                                      ----------                ---------

     Gross margin                                                        365,065                  217,756
                                                                      ----------                ---------

OPERATING EXPENSES:
     Selling, general and administrative                                 187,807                  122,605
     Research and development                                             54,295                   29,008
                                                                      ----------                ---------

         Total operating expenses                                        242,102                  151,613
                                                                      ----------                ---------

OPERATING INCOME                                                         122,963                   66,143

     Interest and other income (expense), net                             (1,219)                  (5,329)
                                                                      ----------                ---------

INCOME BEFORE INCOME TAXES                                               121,744                   60,814

     Provision for income taxes                                          (42,513)                 (23,845)
                                                                      ----------                ---------

NET INCOME                                                           $    79,231                $  36,969
                                                                     ===========                =========

NET INCOME PER COMMON SHARE                                          $      0.29                $    0.14
                                                                     ===========                =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Includes effects of stock split (See Note 1)                             272,794                  264,178
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

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                           For the Nine Months Ended
                                                                       September 28,         September 29,
                                                                                1997                  1996
                                                                       -------------         -------------
                                                                                   (Unaudited)
Cash Flows from Operating Activities:
     Net Income                                                          $    79,231            $   36,969
     Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization expense                                26,701                16,532
         Deferred income tax benefit                                          (1,513)              (27,142)
         Other                                                                    19                   681
     Changes in Assets and Liabilities:
         Trade receivables, net                                              (53,451)              (91,751)
         Inventories                                                         (16,504)              (79,332)
         Other current assets                                                 15,996                (7,546)
         Accounts payable                                                     60,413                48,279
         Accrued liabilities                                                  45,795                54,543
                                                                         -----------            ----------
         Net cash provided by (used in) operating activities                 156,687               (48,767)
                                                                         -----------            ----------

Cash Flows from Investing Activities:
     Purchase of property, plant and equipment                               (52,094)              (62,765)
     Net decrease in other assets                                                173                   271
                                                                         -----------            ----------
         Net cash used in investing activities                               (51,921)              (62,494)
                                                                         -----------            ----------

Cash Flows from Financing Activities:
     Proceeds from sales of Common Stock                                       2,564                 1,825
     Proceeds from issuance of notes payable
         and capitalized lease obligations                                    87,295               745,864
     Payments on notes payable and capitalized lease
         obligations                                                        (137,793)             (771,668)
     Purchase of Common Stock                                                 (1,736)               (4,363)
     Tax benefit from dispositions of employee stock                           2,616                 6,755
     Net proceeds from public offering of Common Stock                             -               191,146
     Net proceeds from issuance of convertible
       subordinated notes                                                          -                43,131
                                                                         -----------            ----------

         Net cash provided by (used in) financing activities                 (47,054)              212,690
                                                                         -----------            ----------

Net Increase in Cash and Cash Equivalents                                     57,712               101,429

Cash and Cash Equivalents at Beginning of Period                             108,312                 1,023
                                                                         -----------            ----------

Cash and Cash Equivalents at End of Period                                 $ 166,024            $  102,452
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

                               IOMEGA CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)

                                 (In thousands)


                                                                           For the Nine Months Ended
                                                                       September 28,         September 29,
                                                                                1997                  1996
                                                                       -------------         -------------
                                                                                   (Unaudited)
Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed under
         capitalized lease obligations                                  $      3,342          $     28,367
                                                                        ============          ============

     Conversion of Subordinated Notes to Common Stock                   $         50          $        267
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

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       SUBSEQUENT  EVENT - STOCK SPLIT

          On November 11, 1997, the Company's Board of Directors declared a two-for-one stock split which will be effected in the form of a 100% stock dividend. The dividend will be distributed on or about December 22, 1997 to stockholders of record on December 1, 1997. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements and management's discussion and analysis. In connection with the stock split, proportional adjustments will be made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.

(2)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of Iomega Corporation and subsidiaries (the "Company") as of September 28, 1997 and December 31, 1996, the results of operations for the three- and nine-month periods ended September 28, 1997 and September 29, 1996, and cash flows for the nine-month periods ended September 28, 1997 and September 29, 1996.

         The results of operations for the three- and nine-month periods ended September 28, 1997 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

         Principles of Consolidation - The condensed consolidated financial statements include the accounts of Iomega Corporation and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

         Revenue Recognition - The Company's customers include original equipment manufacturers, end users, retailers and distributors. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

                              IOMEGA CORPORATION

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $25.1 million and $15.7 million at September 28, 1997 and December 31, 1996, respectively.

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

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $25.2 million and $17.0 million at September 28, 1997 and December 31, 1996, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Foreign Currency Translation - For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

         Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Instruments with maturities in excess of three months are classified as temporary investments. There were no material temporary investments at September 28, 1997 or December 31, 1996. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, option rate preferred stock and taxable municipal bonds and notes and are recorded at cost, which approximates market.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                      September 28,              December 31,
                                           1997                      1996

         Raw materials                 $   102,158                $   88,728
         Work-in-process                    29,094                    14,004
         Finished goods                     57,172                    69,188
                                        ----------                ----------

                                        $  188,424                $  171,920
                                        ==========                ==========

                               IOMEGA CORPORATION

         Reclassifications - Certain reclassifications were made to the prior periods' condensed consolidated financial statements to conform with the current presentation.

          Net Income Per Common Share - Net income per common share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The outstanding shares and earnings per share have been restated for all periods to reflect the impact of the stock split described in Note 1.

         Recent Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 replaces the standards for computing EPS previously found in APB Opinion No. 15 with a presentation of Basic EPS and Diluted EPS. The following represents the Company's pro forma earnings per share as computed under the rules of SFAS 128:


                                               For the Three Months Ended            For the Nine Months Ended
                                            Sept. 28, 1997    Sept. 29, 1996    Sept. 28, 1997   Sept. 29, 1996
                                            --------------    --------------    --------------   --------------
             Pro Forma Basic EPS                 $0.12             $0.05           $0.31             $0.15

             Pro Forma Diluted EPS               $0.11             $0.05           $0.29             $0.14


         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) and No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. These statements will be effective for financial statements issued for fiscal years beginning after December 1997.

         The Company is required to adopt SFAS 128 in its December 31, 1997 financial statements. The Company plans to adopt SFAS 130 and SFAS 131 in its December 31, 1998 financial statements.

                               IOMEGA CORPORATION

 (3)     INCOME TAXES

         Income taxes for the nine months ended September 28, 1997 have been provided for at an effective rate of 35% compared to an effective rate of 39% for the year ended December 31, 1996. This tax rate is based on the Company's projected mix of domestic and foreign pre-tax income for 1997. The decrease in the effective tax rate is due to tax advantages associated with the relocation of the Company's manufacturing capacity to Malaysia and the move of the Company's European headquarters from Germany to Switzerland.


         U.S.  taxes have not been  provided for  unremitted  foreign  earnings
         which  are  considered  to  be  permanently   reinvested  in  non-U.S.
         operations.

         Cash paid for income taxes was $16.9 million for the first nine months of 1997 and $37.5 million for the corresponding period in 1996.


(4)      NOTES PAYABLE

         Line of Credit - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. The Credit Facility is a three-year revolving line of credit secured by U.S. and Canadian accounts receivable and a pledge of 66% of the stock of certain of the Company's subsidiaries. Borrowings under the Credit Facility are limited to the lesser of 70% of eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.5%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 2.0%, depending on the Company's debt-to-equity ratio. Total availability under the Credit Facility at September 28, 1997 was $184.9 million, and there were no borrowings outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have 36-month to 60-month terms and mature at various dates from July 1998 to March 2000. Principal and interest payments are payable monthly and quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture.

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

                               IOMEGA CORPORATION

         Financing of European Receivables and Other Term Notes - During the first quarter of 1997, an agreement with a German commercial bank which involved the factoring of a portion of the Company's European accounts receivable expired and the Company repaid all amounts outstanding under the agreement. During the second and third quarters of 1997, the Company paid off all remaining other term notes relating to equipment purchases.


(5)      OTHER MATTERS

         Increase  in  Authorized  Shares  - On  April  20,  1997,  stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 150 million to 400 million.

         Significant Customers - During the three months and nine months ended September 28, 1997, sales to Ingram Micro, Inc. accounted for approximately 12% of consolidated sales. During the three months and nine months ended September 29, 1996, sales to Ingram Micro, Inc. accounted for 20% and 17%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At September 28, 1997 outstanding forward exchange sales (purchase) contracts, which all mature in December 1997, were as follows:

                                                                   Contracted
         Currency                           Amount                 Forward Rate

          British Pound                    (675,000)                    .62
          Dutch Guilder                  (3,200,000)                   1.98
          French Franc                    1,000,000                    5.92
          German Mark                    (5,700,000)                   1.76
          Japanese Yen                   75,000,000                  118.32
          Malaysian Ringgit              (6,750,000)                   3.07
          Singapore Dollar               (1,400,000)                   1.51
          Swiss Franc                    (1,675,000)                   1.44

         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At September 28, 1997, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUBSEQUENT  EVENT - STOCK SPLIT

On November 11, 1997, the Company's Board of Directors declared a two-for-one stock split which will be effected in the form of a 100% stock dividend. The dividend will be distributed on or about December 22, 1997 to stockholders of record on December 1, 1997. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements and management's discussion and analysis. In connection with the stock split, proportional adjustments will be made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.


RESULTS OF OPERATIONS

The Company reported sales of $431.7 million and net income of $30.0 million, or $0.11 per share, in the third quarter of 1997. This compares to sales of $310.1 million and net income of $12.8 million, or $0.05 per share, in the third quarter of 1996. For the first nine months of 1997, sales were $1.2 billion and net income was $79.2 million, or $0.29 per share, compared to sales of $815.7 million and net income of $37.0 million, or $0.14 per share, for the first nine months of 1996.

SALES

Sales for the three months ended September 28, 1997 increased by $121.6 million, or 39%, when compared to the corresponding period of 1996. The primary reason for the increase was higher sales of Zip and Jaz products. The increased sales reflect higher sales volumes of both drives and media, which were partially offset by lower prices. Combined Zip and Jaz sales totaled $406.0 million, or 94% of sales, in the third quarter of 1997, as compared to $269.0 million, or 87% of sales, in the third quarter of 1996. Sales of Zip drives to OEM customers increased to just over 35% of total Zip drive unit sales in the third quarter of 1997, as compared to approximately 10% in the third quarter of 1996. Ditto product sales decreased in the third quarter of 1997 to $26.0 million, or 6% of sales, as compared to $32.5 million, or 10% of sales, in the third quarter of 1996.

Sales for the nine months ended September 28, 1997 increased by $377.5 million, or 46%, when compared to the corresponding period of 1996. The primary reason for the increase was higher sales of Zip and Jaz products. The increased sales reflect higher sales volumes of both drives and media, which were partially offset by lower prices. Combined Zip and Jaz sales totaled $1.1 billion, or 92% of sales, in the first nine months of 1997, as compared to $700.8 million, or 86% of sales, in the corresponding period of 1996. Sales of Zip drives to OEM customers increased to 30% of total Zip drive unit sales for the first nine months of 1997, as compared to 5% of total Zip drive unit sales in the corresponding period of 1996. Ditto product sales totaled $90.5 million, or 8% of sales, in the first nine months of 1997, as compared to $88.5 million, or 11% of sales, in the corresponding period of 1996.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Sales in Europe were $108.2 million, or 25% of total sales, in the third quarter of 1997, as compared to $50.7 million, or 16% of sales, in the third quarter of 1996. For the first nine months of 1997, sales in Europe were $323.0 million, or 27% of sales, as compared to $169.5 million, or 21% of sales, for the first nine months of 1996. Sales in Asia were $36.8 million, or 8% of sales, in the third quarter of 1997, as compared to $29.3 million, or 9% of sales, in the third quarter of 1996. For the first nine months of 1997, sales in Asia were $109.6 million, or 9% of sales, as compared to $83.3 million, or 10% of sales, for the first nine months of 1996.


GROSS MARGIN

The Company's overall gross margin was 32% in the third quarter of 1997, as compared to 26% in the third quarter of 1996. This increase in gross margin was due primarily to continued reductions in component material costs and per unit manufacturing overhead costs for the Zip and Jaz product lines, combined with a significant increase in the ratio of disk sales to drive sales for the Jaz product line. This higher ratio was driven primarily by "catch up" shipments of Jaz disks resulting from an earlier Jaz disk recall (discussed below) and the temporary inventory shortage that was created while replacing the defective disks and integrating a new supplier. These improvements were partially offset by price reductions enacted in the second quarter of 1997 for Zip, Jaz and Ditto drives, as well as increased sales of Zip drives to OEMs at gross margins lower than drives sold to distribution and retail channels.

Overall gross margin percentage for the first nine months of 1997 was 31%, as compared to 27% for the first nine months of 1996. This increase in gross margin was primarily the result of reductions in component material costs and per unit manufacturing overhead costs for the Zip and Jaz product lines and higher ratios of disk sales to drive sales for the Zip, Jaz and Ditto product lines. These improvements were partially offset by the second quarter 1997 price reductions for Zip, Jaz and Ditto, as well as increased sales of Zip drives to OEMs. While the "catch up" of Jaz disk shipments benefited gross margins in the third quarter of 1997, the Jaz disk recall (discussed below) negatively impacted overall gross margins during the second quarter and first nine months of 1997.

In April 1997, the Company announced the recall of a batch of approximately 75,000 Jaz disks manufactured within the period of March 13, 1997 to April 20, 1997 at one of the Company's facilities. The recall was announced after the Company's ongoing reliability testing revealed that the batch of disks contained a component that did not conform over time to Iomega's reliability requirements. The Company contacted its distributors and channel partners to remove the affected disks from their inventories and took steps to replace any affected disks purchased by customers. The direct costs associated with this recall totaled approximately $3.1 million during the second quarter of 1997 and were included in cost of sales.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $22.3 million and $65.2 million in the third quarter and first nine months of 1997, respectively, when compared to the corresponding periods of 1996, and increased as a percentage of sales to 17% and 16% in the third quarter and first nine months of 1997, respectively, from 16% and 15%, respectively, in each of the corresponding periods of 1996. The increases were primarily the result of increases in headcount throughout the world, predominantly in the sales and marketing functions, advertising expenses incurred to increase market awareness of Zip, Jaz and Ditto products and variable selling expenses. Management expects selling, general and administrative expenses to increase further in the fourth quarter of 1997 in absolute dollars due primarily to increased advertising and promotional expenses throughout the world, including planned costs for a new "Zip built-in" campaign developed to generate greater consumer demand for OEM Zip drives, as well as increased variable selling expenses and increased fixed administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the third quarter and first nine months of 1997 increased by $12.1 million, or 115%, and $25.3 million, or 87%, respectively, when compared to the corresponding periods of 1996. Research and development also increased as a percentage of sales to 5% in the third quarter and first nine months of 1997, as compared to 3% and 4% of sales in the corresponding periods of 1996, respectively. The increases were primarily the result of expenditures related to the continued development and enhancement of Zip, Jaz and Ditto products, as well as continued development expenses related to the Company's n-hand, Buz and other products. Management expects to maintain the level of spending for research and development during the remainder of 1997 to support planned product development and enhancement.

OTHER

The Company recorded interest income of $2.2 million and $4.7 million in the third quarter and first nine months of 1997, respectively, as compared to $1.6 million and $2.2 million in the corresponding periods of 1996, respectively, due to increased available cash balances in 1997. Interest expense was $1.4 million and $5.1 million in the third quarter and first nine months of 1997, respectively, as compared to $1.8 million and $6.4 million in the corresponding periods of 1996, respectively. The decrease in interest expense was primarily due to decreased average borrowings outstanding during the third quarter of 1997, resulting in large part from the repayment of amounts borrowed under a financing agreement (which involved the factoring of a portion of the Company's European accounts receivable), and the repayment of other term notes during 1997.

Also included in other income and expense were bank charges, royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME TAXES

For the first nine months of 1997, the Company recorded an income tax provision of $42.5 million, representing an effective income tax rate of 35%. The effective tax rate decreased from 39% in the first nine months of 1996 due to tax advantages associated with the relocation of manufacturing capacity to Malaysia and the relocation of the Company's European headquarters from Germany to Switzerland. Differences between the currently anticipated mix of foreign income versus domestic income, and the actual mix, may have an impact on the effective tax rate that is recorded during the remainder of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1997, the Company had cash and cash equivalents of $166.0 million, working capital of $309.1 million, and a ratio of current assets to current liabilities of 1.9 to 1. During the first nine months of 1997, the Company generated $156.7 million of cash from operating activities. The primary sources of cash provided by operating activities were net income, non-cash expenses, reductions in other current assets, and increases in accounts payable and accrued liabilities. These sources of cash were partially offset by increases in accounts receivables and inventory. Other current assets decreased by $16.0 million, due primarily to the collection of value-added taxes in Europe, partially offset by higher prepaid advertising expenses. Accounts payable increased by $60.4 million, due primarily to timing of inventory receipts and related payments to vendors. Accrued liabilities increased by $45.8 million and included, among other changes, an $23.4 million increase in income taxes payable, an $11.4 million increase in marketing and advertising accruals, and a $9.4 million increase in deferred revenue. These sources of cash were offset by a $53.4 million increase in net accounts receivable, due primarily to increased sales and the timing of sales and collections during the respective quarters and a $16.5 million increase in inventory due primarily to a build in inventories going into the fourth quarter. The Company used $51.9 million of cash in investing activities during the first nine months of 1997, primarily for the purchase of property, plant and equipment. Cash used in financing activities totaled $47.0 million during the first nine months of 1997, and included $50.5 million of net payments on notes payable and capitalized lease obligations and $1.7 million to repurchase 229,210 shares of the Company's Common Stock, partially offset by a $2.6 million tax benefit for dispositions of employee stock and proceeds of $2.6 million from sales of Common Stock to option holders.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. The Credit Facility is a three-year revolving line of credit secured by U.S. and Canadian accounts receivable and a pledge of 66% of the stock of certain of the Company's subsidiaries. Borrowings under the Credit Facility are limited to the lesser of 70% of eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.5%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 2.0%, depending on the Company's debt-to-equity ratio. Total availability under the Credit Facility at September 28, 1997 was $184.9 million, and there were no borrowings outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

The current and long-term portions of capitalized lease obligations at September 28, 1997 were $5.5 million and $4.4 million, respectively. During the first quarter of 1997, the Company repaid all amounts outstanding under its agreement with a German commercial bank which involved the factoring of a portion of the Company's European accounts receivable. During the second quarter of 1997, the Company paid the entire $18 million obligation, plus accrued interest, relating to the purchase of its Malaysian manufacturing facility. In addition, during the second and third quarters of 1997, the Company paid off all remaining other term notes relating to equipment purchases.

The Company had $45.7 million of convertible subordinated notes outstanding at September 28, 1997, which bear interest at 6.75% per year and mature on March 15, 2001. Additions to property, plant and equipment during the first nine months of 1997 totaled $55.4 million, partially offset by $3.3 million in proceeds from capital leases.

The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. The precise amount and timing of the Company's future financing needs, if any, cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts, the success of the Company in managing its inventory, accounts receivable and accounts payable.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1997, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is market demand for removable data storage solutions for personal computers, there can be no assurance that the Company will be successful in establishing Zip and Jaz as the preferred solutions for that market need. The extent to which Zip and Jaz achieve a significant market presence will depend upon a number of factors, including the price, performance and other characteristics of competing solutions (existing or announced) introduced by other vendors, including the LS-120 (product of the consortium of Compaq Computer, Imation and MKE) and SyJet
1.5 GB, EZ Flyer 230 and SparQ 1.0GB (products of Syquest Technology, Inc.), the Shark 250 (product of Avatar Peripherals, Inc.), and the recently announced 200MB high-capacity 3.5 inch floppy disk system being developed jointly by Sony Corporation and Fuji Photo Film Co., Ltd. which they announced is planned to be introduced in the spring of 1998; the success of the Company in meeting targeted availability dates for new or enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote the products containing the Company's drives; the ability of the Company to create demand for Zip and Jaz, including demand from leading personal computer manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices; and the success of the Company's plans to improve customer service and satisfaction. In addition, any component problems, shortages, quality issues or other factors affecting the supply of the Company's products, and any inability of the Company to add manufacturing capacity as needed could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance. For example, sales were adversely affected during the second and third quarters of 1997 due to a shortage of certain integrated circuits for Zip drives and supplier quality problems, and may also be adversely affected for these and similar reasons in future quarters.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip and Jaz disks, which generate significantly higher margins than its disk drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip and Jaz drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing disks that are compatible with Zip and/or Jaz drives without infringing the Company's proprietary rights, or for any other reason, the Company's sales would be adversely affected, and its net income would be disproportionately adversely affected. See "Legal Proceedings" with respect to the introduction by Nomai S.A., a French company, of a disk product claimed to be compatible with the Company's Zip drives and Nomai's plans to introduce a disk product claimed to be compatible with the Company's Jaz drives.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Future market demand for the Company's products cannot be predicted with certainty. Sales of Zip and Jaz products in 1996 and the first nine months of 1997 were the primary reasons for the Company's revenue growth in these periods. However, these sales may not be indicative of the long-term demand for such products. Accordingly, the sales growth experienced by the Company in 1996 and in the first nine months of 1997 should not be assumed to be an indication of future sales. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate decrease in the Company's net income.

In addition to the risks surrounding existing products, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products, including ZipPlus, the 15mm and 12.7mm notebook Zip drives, the Jaz 2GB drive, the Ditto Max multiple capacity drive, n-hand and Buz. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner, and will also depend on intellectual property matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products or require the Company to devote unplanned resources to develop non-infringing modifications to its products.

The Company has significant international operations with sales transactions generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results.

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

The Company continues to refine the design of its Zip and Jaz products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its Zip and Jaz products. As a result of these and other factors, the Company may experience problems relating to the quality and/or reliability of certain of its products. For example, in the second quarter of 1997, the Company recalled a limited number of its Jaz disks and in the third quarter of 1997 the Company experienced interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and/or subject the Company to damage claims from its customers.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)


In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making the Company's internal-use software applications Year 2000 compliant. In general, the Company expects to resolve Year 2000 issues through planned replacement or upgrades of its software applications. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

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

                               IOMEGA CORPORATION

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for 1996 and its quarterly reports on Form 10-Q for the first and second quarters of 1997, the Company has inititated litigation in France and Germany against Nomai S.A., a French company, in connection with Nomai's planned XHD disk product, which Nomai claims to be compatible with the Company's Zip drives. On October 15, 1997, Nomai and its United States subsidiary Nomus, Inc., filed a complaint for declaratory relief against the Company in the United States District Court for the Northern District of California. In its complaint, Nomai seeks a declaratory judgment of non-infringement and invalidity of certain United States patents issued to the Company, non-infringement of trade dress, trademark and copyright, non-unfair competition, and non-misappropriation of trade secrets. The Company does not believe these claims are meritorious. In support of its standing to seek declaratory relief from a United States federal court, Nomus claims to have offered Nomai XHD cartridges for sale in the United States and to be in apprehension that Iomega will initiate suit against it and Nomai in the United States. The Company was granted an extension of time until November 21, 1997, within which to respond to the complaint filed by Nomai. The Company has not licensed Nomai to manufacture or sell Zip products and believes Nomai's XHD product infringes the Company's United States and foreign intellectual property rights and constitutes unfair competition.

With respect to the ongoing European litigation between the Company and Nomai, Nomai's XHD disk product was formally announced by Nomai in a press release issued on September 12, 1997. XHD disks were offered for sale at the Apple Expo exhibition in Paris, France, beginning on September 17, 1997. On September 30, 1997, the Company filed a complaint in the District Court in Paris charging Nomai with unfair competition, parasitism and violations of the Company's copyrights, disk design patent and trademarks. The Paris Court granted an early fixed date hearing on Friday, November 28, 1997, at which time the charges asserted by the Company will be heard by a panel of three judges. The Company also filed a separate complaint in Paris on September 30, 1997, claiming that Nomai is infringing on several Iomega patent applications pending in Europe. No hearing date has been set on these separate patent claims.

In support of certain of the Company's claims scheduled to be heard by the Paris District Court on November 28, 1997, the Company filed with the Court reports of two independent laboratories retained by the Company to test Nomai's XHD disks. One independent laboratory tested the XHD disks for compatibility with the Company's Zip drives. Its test results showed that the XHD disk had a very high rejection rate in PC and Macintosh notebook Zip drives. In addition, five out of twenty randomly selected Nomai XHD disk cartridges were found to be inoperable with certain internal Zip drives and the XHD cartridges tested with external Zip drives exhibited abnormal clicking sounds not exhibited by the tested Iomega cartridges. 100% of the tested Iomega Zip cartridges were accepted by all models of Zip drives used in the tests. In correspondence between English solicitors for the Company and solicitors for Nomai, Nomai's solicitors claim that Nomai's own tests of the XHD cartridge with commercially available Zip drives have not shown any incompatibility problems. Nomai claims it has had no opportunity to test XHD cartridges with notebook Zip drives which were first released for commercial availability on November 11, 1997.

                               IOMEGA CORPORATION

A second independent laboratory retained by the Company tested Nomai XHD disks for drop resistance and media wear. Its test results showed that two of three randomly selected XHD cartridges failed a drop test while three randomly selected Iomega Zip cartridges passed the test. In accelerated media wear testing conducted by this independent laboratory, two of five randomly selected Nomai XHD cartridges failed, exhibiting severe abrasions of the type that frequently result in data loss and drive head contamination. In addition, 40% of the Zip drives tested by the second laboratory with XHD cartridges exhibited head damage that the laboratory concluded will render the drive inoperable. Finally, one of the drives damaged by an XHD cartridge in this independent testing caused unrecoverable data loss not only in the XHD cartridge that caused the damage, but also in a known good Iomega Zip cartridge which was subsequently inserted.

Nomai claims that the XHD disk it is currently selling was modified in order to not violate a partial preliminary injunction previously granted to the Company on June 20, 1997, by the Paris District Court. That injunction prohibits Nomai from manufacturing or selling XHD disks that duplicate certain aspects of Iomega Zip disks. Notwithstanding Nomai's modification of its disk, Nomai has appealed the June 20 preliminary injunction. In response, the Company also appealed certain rulings of the Paris District Court, including the Court's partial denial of the Company's motion for preliminary injunctive relief. The hearing on these appeals occurred on November 6, 1997, and a decision is anticipated in December 1997.

The ex parte preliminary injunction obtained by the Company in March 1997 against Nomai from the Hanover Landgericht (or District) Court was lifted by the Court following a hearing on Nomai's opposition held on August 26, 1997. The Company has appealed the decision lifting this preliminary injunction. A separate ex parte preliminary injunction, obtained by the Company from the Landgericht Frankental Court in Ludwighafen, Germany against Emtec Magnetics GmbH, a proposed reseller of Nomai's XHD disks, remains in force but is being opposed by Emtec. The hearing on Emtec's opposition is scheduled for December 11, 1997.

On October 29, 1997, the Company petitioned the High Court of Justice Chancery Division in London for a preliminary order prohibiting Nomai and its chief executive, Mr. Frouin, from using the words "100% Iomega Zip compatible" or "Zip compatible" or words to similar effect in relation to the XHD cartridge and from importing into the United Kingdom, manufacturing, selling or offering for sale any XHD cartridges which have the word Iomega written on the magnetic medium of (or otherwise marked on) such cartridges in any other location. The Company's petition was based on claims of trademark infringement, malicious falsehood, passing off and copyright infringement. On October 31, 1997, the High Court of Justice granted an order temporarily prohibiting Nomai from manufacturing, importing, advertising, offering for sale, selling or distributing any cartridges claimed by Nomai to be compatible with the Company's Zip drives or described as a Zip disk. The temporary order will remain in effect until a further hearing on the matter is held before the High Court of Justice.

                               IOMEGA CORPORATION

On November 6, 1997, the Presidents of the District Courts of Albi and Avranches, France, authorized seizures, on the premises of Nomai in Avranches and on the premises of a Nomai affiliate in Albi, of materials relating to Nomai's stated intention to introduce a disk product compatible with the Company's Jaz drives. These seizures were carried out on November 7, 1997. On the premises of Nomai in Avranches, numerous documents, and a single nonworking specimen or prototype Nomai cartridge labeled as being compatible with Iomega Jaz drives, were seized. On November 12, 1997, the Company served a complaint on Nomai in France alleging copyright, design, trademark and patent infringement, parasitism and unfair competition, and seeking injunctive relief as well as damages.

An adverse outcome in any of the proceedings referred to above could result in the sale or continuing sale by Nomai in one or more countries of a disk product claimed to be compatible with Zip drives, and could result in the introduction and sale by Nomai of a disk product claimed to be compatible with the Company's Jaz drives. Any such introduction of a disk product claimed to be Jaz drive compatible or sales or continuing sales of a disk product claimed to be Zip drive compatible could have a material adverse effect on the Company's future sales and operating results.

On July 29, 1997, the Company filed suit against SyQuest Technology, Inc. ("SyQuest") in the United States District Court for the District of Delaware claiming patent infringement and unfair competition with respect to SyQuest's
SyJet product. The Company is seeking injunctive relief and damages in an unspecified amount. Discovery is underway in the litigation and a trial date has been set by the Court for January 1999.

The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights in the proceedings referenced above.

As reported in a press release issued July 23, 1997, the Company has been named as a defendant in Cox v. Iomega Corporation, a purported class action suit filed in the Chancery Court of the State of Delaware on July 16, 1997. The named plaintiff, who purchased a Zip drive in 1996, purports to represent other similarly situated consumers who have purchased Zip, Jaz or Ditto products for household purposes since July 16, 1994. The complaint alleges violations of the Magnuson-Moss Consumer Products Warranties Act and the Delaware Consumer Fraud Act based on, among other things, the Company's imposition, beginning in August 1996, of per-incident support charges applicable to certain support requests, alleged difficulties in reaching the Company's technical support call center and alleged difficulties in installing Zip drives, as well as an alleged failure by the Company to specify whether certain of its warranties are "Full" or "Limited" within the meaning of the Magnuson-Moss Consumer Products Warranties Act. The relief sought in the complaint includes injunctive relief, restitution in an unspecified amount for charges paid by consumers for certain calls to the Company's technical support line and reasonable attorneys' fees. The Company is assessing the maintainability of this suit as a class action and intends to defend itself vigorously against the claims asserted in the lawsuit.


Item 2.           Change in Securities and Use of Proceeds

During the third quarter of 1997, the Company issued 101 shares (not giving effect to the stock split) of Common Stock upon conversion of its 6-3/4% Convertible Subordinated Notes due 2001 in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during the third quarter of 1997 that were not registered under the Securities Act.

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




                                                        IOMEGA CORPORATION
                                                           (Registrant)




                                          /s/ Kim B. Edwards
                                          -----------------------
Dated:   November 12, 1997                Kim B. Edwards
                                          President and Chief Executive Officer



                                          /s/ Leonard C. Purkis
                                          -----------------------
Dated:  November 12, 1997                 Leonard C. Purkis
                                          Senior Vice President, Finance
                                          and Chief Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description
----------     -------------------------------------------------------------

   27          Financial Data Schedule (only filed as part of electronic copy).