Form 10-K
period 1997-12-31
IOMEGA CORP
filed 1998-03-31
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                     pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (801) 778-1000
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
------------------------              -----------------------------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes |X| No _______
     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of Common Stock held by non-affiliates of the registrant at January 31, 1998, was $1,984,021,439, based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange. The number of shares of the registrant's Common Stock outstanding at January 31, 1998, was 261,764,985.

     Documents incorporated by reference:

          Specifically identified portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997, into Part I and
          Part II of Form 10-K.


          Specifically identified portions of the Company's Definitive Proxy Statement for its 1998 annual meeting of stockholders into Part III of Form 10-K .

                                     PART I

This Annual Report on Form 10-K contains a number of forward-looking statements, including information with respect to Iomega Corporation's ("Iomega" or the "Company") plans to position its products as industry standards, establish OEM relationships and license its Zip(R) and Jaz(R) technologies to third parties, the Company's manufacturing strategies, cost control and cost reduction initiatives, relationships with third parties, the availability of key components, current and future product development projects, including the anticipated availability, pricing and specifications of Clik!(TM) efforts to protect its intellectual property rights, the possible effects of another party succeeding in producing and selling Zip- or Jaz-compatible disks without infringing or violating the Company's intellectual property rights, the possible effects of adverse outcomes in litigation or in resolutions of infringement claims asserted by third parties and the projection of revenue and losses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, market acceptance of, and demand for, the Company's drive and removable disk products, manufacturing issues, including availability of certain key components of the Iomega Zip and Jaz drives and disks, product development delays, quality issues, the Company's success in filling a number of key management vacancies, including the appointment of a new permanent President and Chief Executive Officer, a senior executive responsible for Sales and Marketing and General Managers for certain of the Company's divisions, intellectual property rights, the outcome of litigation described in Part I, item 3 of this Annual Report on Form 10-K and the other factors set forth under the caption "Factors Affecting Future
Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS:

         The Company designs, manufactures and markets innovative personal data storage solutions, based on removable-media technology for personal computer and consumer electronics device users. The Company's primary data storage solutions include disk drives and disks for personal computers marketed under the trademarks Zip and Jaz and a family of tape drives and tapes for personal computers marketed under the trademark Ditto(TM) In addition, the Company has announced, and plans to introduce in the second half of 1998, Clik!, a miniaturized removable-media storage solution for use in a variety of hand-held electronic devices. The Company's Zip and Jaz storage systems are designed to provide users with the benefits of high capacity and rapid access generally associated with hard disk drives and the benefits of media storage generally associated with floppy disk drives and disks, including expandable storage capacity and data transportability, management and security. The Company's Ditto tape drives primarily address the need for backup data storage.

Iomega Storage Solutions

         The Company believes its Zip and Jaz disk drives and disks address key information storage and management needs of personal computer users by providing affordable, easy-to-use storage solutions that combine the high capacity and rapid access of hard disk drives with the benefits of media removability generally associated with floppy disk drives. The Company's Ditto tape drives offer a convenient and effective way for personal computer users to create backup copies of their programs and files. Specifically, the Company's Zip, Jaz and Ditto products are designed to offer the following benefits to personal computer users:

--------
  Iomega, Zip, Jaz, Bernoulli and the stylized "i" logo are registered trademarks; Clik!, ZipPlus, Ditto, Ditto Max, Ditto Dash, n hand, Zip Built-In, AutoDetect and RecordIt are trademarks of Iomega Corporation. All other products and brand names mentioned are the property of their respective owners.

Expandable Storage Capacity. As personal computer users are increasingly forced to expand their primary storage capacity (generally provided by the hard disk drive incorporated in the computer), Zip and Jaz provide an easy and efficient way to do so. The Zip and Jaz drives can be easily connected or installed and offer unlimited additional storage capacity, in increments of 100 megabytes
(MBs) (in the case of Zip) and 1 or 2 gigabytes (GBs) (in the case of Jaz).

Media   Removability.   The  Company's  Zip  and  Jaz  products  store  data  on
high-capacity removable disks, thus enabling personal computer users to:

     - take programs and files from an office computer to use on a home or laptop computer;

     - share or transfer programs and files with other personal computer users;

     -    organize data by storing different files on different disks;

     - create a "separate personal computer" for each person using the computer (such as different family members) -- each user can store his or her software and data on a single disk that can be removed from the computer and privately stored when that person is not using the computer; and

     - remove particularly sensitive or valuable information from the computer for storage in a different location, thus protecting it against viewing, modification or damage by another user of the computer.

Data Backup. The Company's family of Ditto tape drives and tapes, as well as the Zip and Jaz storage systems, offer a convenient and effective way for personal computer users to create backup copies of their programs and files.

Attractive Price, Performance and Features. The Company believes that its storage systems provide a combination of price, performance and features that make them attractive data storage solutions for their target markets. Zip offers data access times, transfer rates and storage capacity that greatly exceed those offered by conventional floppy disk drives and disks, along with the benefits of removable media, at a price that is attractive to mass-market customers. Jaz offers many performance features comparable to those of most other data storage devices (including conventional hard disk drives), at a competitive price. Ditto offers high backup capacities (up to 10 GBs assuming 2:1 compression) more suitable to today's larger hard disks, at prices competitive with low-capacity tape drives while incorporating simple "one-step" software that allows users to backup while they continue working.


Products

     The Company offers products targeted at both the mass market and the high-performance market. Zip drives and the Ditto 2GB tape drives were designed to achieve price levels which the Company deems crucial to mass-market consumers. The Jaz 1GB and 2GB drives and Ditto Max(TM) and Ditto Max Professional tape drives, on the other hand, are principally targeted to more technically demanding, high-end customers, while still offering affordability. Iomega's Zip and Jaz products continued to be recognized by industry publications and trade groups during 1997, receiving a number of prestigious awards, including: Computer Currents' "Readers Choice Award" (Zip); PC World's "The Best products of 1997 - Removable media/portable drive" (Zip); Home Office Computing's "6th Annual Editors' Pick Award" (Jaz 1GB); PC/Computing's "1997 MVP Awards Finalist - Removable Storage" (Jaz 1GB); PC/Computing's "Most Valuable Products" award (Jaz 1GB); and Computer Shopper's "Best Removable/Backup Drive" (Jaz 1GB).

     The following table lists the principal data storage devices currently being offered by the Company:

Product                                      Typical Retail Price
(Year Introduced)       Media and Capacity(1)  Drive/Disk (2)   Technology

Zip (1995) (3)          100MB Zip Disks       $149/$12.95        Drive: Winchester heads
ZipPlus(TM) (1997)      100MB Zip Disks       $199/$12.95        Disks: Advanced flexible media
Notebook Zip (1997)     100MB Zip Disks       OEM Product

Jaz 1GB (1995) (3)      1GB Jaz Disks         $299/$89.95        Drive: Thin-film heads
Jaz 2GB (1998) (3)      2GB Jaz Disks         $649/$149.95       Disks: Two rigid disk platters

Ditto 2GB (1996) (3)    Ditto Tape 3.7GB      $169/$19.95        Drive: Direct drive mechanism
Ditto Max (1997) (3)    Ditto Tape 7-GB       $199/$29.95        Media:  Proprietary format of Ditto
Ditto Max Professional                                                   quarter inch tape cartridges
   (1998) (3)           Ditto Tape 10-GB      $299/$34.95

(1) The indicated capacities for Ditto tape cartridges represent the maximum capacity assuming 2:1 data compression.

(2) Indicates the minimum advertised price or, if none, the typical price at which the external version of the drive and the highest capacity media for that drive is sold at retail. Prices for the internal version of a drive are generally lower. Disk prices represent per unit purchase price in multi-packs.

(3) Drives are available in internal and external versions.


Zip

     Since its introduction in March 1995 and through the end of 1997, more than 11 million Zip drives have been shipped. Designed as an affordable mass-market product, the Zip drive addresses multiple needs of personal computer users: data storage, archiving, hard drive expansion, data transportability, distributing files, including multimedia presentations, data security and backup. The drive uses interchangeable 100 MB Zip disks to provide users of personal computers, including Apple/Macintosh-compatible personal computers, with 70 times the capacity of, and up to 20 times faster performance than, traditional floppy disks. Zip drives were designed with 100 MB disks based on the results of the Company's market research, which showed that a substantial majority of the files stored on personal computers were 100 MBs or less.

     Zip drives use durable, high-capacity flexible media and Winchester-type nanoslide heads with a special airbearing surface combined with a linear voice coil motor. The Zip drive provides high capacity and rapid access and can be used for a number of data storage purposes. The SCSI and ATAPI interface versions of the Zip drive, which offer faster performance than the parallel port version of the drive, feature 29 millisecond average seek time and an average sustained data transfer rate of slightly over 1.1 MBs per second. Software included with the Zip drive provides a total data storage solution by helping users organize, copy, move and backup their data and offers software read/write protection, which further enables users to secure and protect their data.

     The external, portable version of the Zip drive weighs approximately one pound and is offered in a parallel port version for use with IBM PC-compatible computers and a SCSI version for use with Apple/Macintosh-compatible computers or IBM PC-compatible computers which have a SCSI adapter board with an external SCSI connector. The SCSI version has two connectors allowing it to be connected with other SCSI devices. The external Zip drive has a compact design, a window allowing visibility of the label on the cartridge being used, rubber feet for positioning the drive flat or on its side, operation lights and a finger slot for easy cartridge insertion and removal. Internal versions of the Zip drive include SCSI and ATAPI interface models.

ZipPlus

     Building on the success of the original Zip, in the third quarter of 1997, Iomega expanded the Zip family to include ZipPlus. ZipPlus includes all of the features of the original Zip in addition to many new enhancements such as easier connections; faster performance; bundled Iomega and third-party multimedia software; and an on/off switch. Iomega's AutoDetect(TM) technology enables the ZipPlus drive to be used with either SCSI or parallel port connections, offering the industry's first parallel port drive with a built-in path to SCSI for higher performance. Windows 95 users benefit from a 40 percent increase in speed for opening, saving and copying files. The ZipPlus drive includes a small, universal power supply (4 oz.) that is compatible with voltages worldwide.

Notebook Zip

     To bring the high capacity, high performance and ease of use of Zip to the mobile computer market, the Company began shipping notebook Zip drives in November 1997. Features include 40 percent faster performance than the original SCSI or ATAPI Zip drives in a Windows 95 environment, a Zip lock feature which helps ensure reliability even during excessive or abrupt movement, a user-defined power management feature that helps preserve a notebook computer's battery, a slim 15mm design that fits most notebook computer bays, and a suite of software including Iomega RecordIt(TM) and FileFit.

OEMs

     As of March 1998, the following PC and consumer electronics companies incorporate, or have announced plans to incorporate, Zip drives in selected models of their lines of personal computers as a standard or optional feature:
Acer, Apple, APS Technologies, Chicony, Cisco, Clevo, Compal, Compaq, Dell, Digital, Gateway, Glyph, Hitachi - Japan, Hewlett-Packard, IBM, Micron Electronics, NEC - U.S., NEC - Japan, Packard Bell, Packard Bell - Europe, Sharp, Sony, Umax and Unisys.

     The Zip drive carries a one-year limited warranty and Zip disks are currently sold with a limited lifetime warranty except where local law prohibits such warranties.

Jaz

     The Company began shipping Jaz 1GB drives and Jaz 1GB disks in December 1995. Jaz addresses the high-performance needs of personal computer and other system users in several areas: professional applications (graphics, desktop publishing, software development, IT/MIS, CAD/CAM, audio and video), corporate users (sales force automation and back-up) and personal computer enthusiasts (multimedia, worldwide web applications). The Jaz 1GB drive offers data transfer rates comparable to those of most current hard disk drives, with an average sustained transfer rate of 5.4 MBs per second, 12 millisecond average seek time and 17.5 millisecond average access time. Jaz disks are available in a capacity of 1 GB, which the Company's market research indicated was a capacity that many high-performance computer users demanded. Using 1 GB disks, Jaz is capable of storing 1,000 24-bit full color pictures, 56 minutes of video (2X CD-ROM quality data), or 1.7 hours of audio (CD quality, stereo). The Jaz 1GB drive is available in an external SCSI version, with a suggested retail price of $299, and is available in an internal SCSI version, with a typical retail price of $279. Each Jaz 1GB cartridge sells for an estimated price of $89, if purchased in quantities of six or more.

     The Jaz 1GB drive incorporates many advanced technological features including tri-pad, thin-film recording heads, dynamic head loading and drag and drop motorized cartridge ejection. Jaz disks feature a dual rigid platter cartridge and a proprietary disk capture system which secure the dual disk platters when not installed in a drive, eliminating rattle and reducing the possibility of losing valuable information. The drive operates with leading operating systems for personal computers and workstations, including Windows 95, Windows NT, Windows 3.x, Macintosh and OS/2. Software included with the Jaz drive provides a total data storage solution by helping users organize, copy, move and backup their data and offers software read/write protection, which further enables users to secure and protect their data.

     The external version of the drive, which weighs approximately two pounds, features design enhancements similar to those introduced with the external Zip drive, including a unique jade colored casing, a window to allow visibility of the label on the cartridge being used and operating lights. Additional features include an auto-switching power supply to allow operation in different countries and auto-sensing SCSI termination.

Jaz 2GB

     Due to the demand for an even higher capacity drive, the Company announced Jaz 2GB, a 2-gigabyte storage solution, in September 1997. The Jaz 2GB removable drive utilizes an ultra-SCSI interface, includes a complete software suite, provides twice the capacity and up to 40 percent faster performance than the original Jaz drive. With a maximum sustained transfer rate of 8.7 megabytes per second, Jaz 2GB is fast enough to deliver full-screen, full-motion video. The
Jaz 2GB drive is also capable of reading and writing to Jaz 1GB disks. The Company began shipping Jaz 2GB in February 1998.

     Jaz drives carry a one-year limited warranty and Jaz disks are currently sold with a limited lifetime warranty except where local law prohibits such warranties.

Ditto

     The Company's Ditto family of tape drives addresses the need of personal computer users for an easy-to-use, affordable and dependable backup solution. In response to information learned from consumers regarding the characteristics demanded from backup storage devices, the Company, in 1996, redesigned its family of tape drives, which had originally been introduced in 1992. The Company offers internal and external models ranging in capacity from 2 GBs to 10 GBs (assuming 2:1 data compression). The tape drives are primarily designed to backup and protect against loss of data stored on hard disk drives in IBM PC-compatible computers, with storage capacities large enough to protect all of the data on most hard drives, not just selected files. In 1996, the Company introduced a proprietary tape format for use with the Ditto 2GB drive which is available only from the Company and Sony, the manufacturer of the cartridges. In November 1997, the Company shipped a new 3.7 GB compressed capacity cartridge for the Ditto 2GB drive. The storage media offered by Iomega for use with Ditto tape drives is based on proprietary formatting of quarter inch tape cartridges. The Company continued its proprietary strategy by introducing the Ditto Max (in late 1997) and Ditto Max Professional (in early 1998) drives and tapes. The Ditto Max drives can be used with 3, 5, and 7 GB compressed capacity proprietary tapes and the Ditto Max Professional can read 3, 5, 7, and 10 GB compressed capacity proprietary tapes. Each of the proprietary format tapes used in the Ditto Max and the Ditto Max Professional drives are manufactured for the Company by a third party and marketed by the Company under the Ditto brand and by the third-party manufacturer of such tapes. The 3 GB tape is manufactured by Sony, 5 GB tapes are manufactured by Sony and Imation, and the 7 GB and 10 GB tapes are manufactured by Verbatim. During 1997, the Company discontinued production of its Ditto 3200 drives.

     The Company's tape drives are generally available in either internal or external models. The internal version of the Ditto 2GB attaches to the standard 1 Mbps floppy drive interface in IBM PC-compatible computers or, in the case of Ditto Max and Ditto Max Professional, the Ditto Dash(TM) DX, a high speed adapter card which ships with the drives, while the external versions attach to the parallel printer port on IBM PC-compatible computers and offer pass-through capability for a printer. The drives are shipped with backup software for specified DOS, Windows, and Windows 95 environments. In addition, Ditto Max Professional ships with backup software for specified Windows NT environments as well. The Company's tape products include 1-Step software designed to permit the backup of an entire hard disk in a single step while the user continues working.

     The Ditto 2GB, the Ditto Max and the Ditto Max Professional each carry a two-year limited warranty. The Company's proprietary Ditto media is also sold with a two-year limited warranty.

Clik!

     The Company has announced, and plans to introduce in the second half of 1998, a miniaturized removable-media storage solution for use in a variety of hand-held consumer electronics devices. This technology, initially announced under the name n hand(TM), will be marketed under the trademark Clik!. Clik! drives are designed to be used with digital cameras, laptop computers, smart phones, personal digital assistants and other personal electronic devices and are designed to allow users to transfer data between these devices, personal computers and other Iomega products.

     The Clik! product family is expected to include a small, low-cost portable drive (external and internal versions) designed for hand-held electronic devices and is expected to utilize 40 MB disks, each approximately half the size of a business card, at an expected retail price of $9.95 per Clik! disk.

Marketing and Sales

     The Company believes that broadening the distribution of its products through strategic marketing alliances with a variety of key companies within the computer industry is a critical element in the Company's strategic goal of establishing its products as industry standards. The Company's initial marketing strategy for the introduction of its new products has been to generate consumer awareness of and demand for such products by focusing on aftermarket sales to existing users of personal computers through leading computer retail channels. The Company's current strategy is to position its products as industry standards. To accomplish this, the Company has focused and will continue to focus on establishing and maintaining OEM relationships with leading personal computer manufacturers as well as granting royalty-based licenses that allow third-party manufacturers to produce and sell the Company's drives to OEMs and other customers for their own accounts. Sales of Zip drives to OEM customers increased to approximately 32% of total Zip drive unit sales in 1997, as compared to approximately 5% in 1996. To support and foster increased OEM sales, Iomega initiated a broad-based Zip Built-In(TM) campaign during 1997.

     During 1997, the Company decreased the suggested retail prices of its Zip, Jaz and Ditto drives and conducted other promotions designed to further increase market share. During 1998, the Company plans to increase spending, by a substantial amount, on print and television advertising campaigns which are designed to create greater consumer awareness of, and demand for, both its aftermarket and OEM drives and to educate users on the potential uses for multiple disks so as to increase demand for disks. In addition, in order to help offset the expenses associated with the additional advertising, the Company is currently planning to delay certain price decreases that may have otherwise been effected earlier in 1998. Such delays in price decreases could allow competing solutions to gain market share.

Retail Distribution

     Retail outlets for the Company's products include mail order catalogs, computer superstores, office supply superstores, consumer electronics superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly, as well as indirectly through distributors. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States and Europe and can be found in more than 10,000 storefronts around the world. Retailers carrying the Company's products include Best Buy, Circuit City, CompUSA, Computer City, Costco Warehouse, Egghead, Fry's Electronics, MicroCenter, Office Max and Staples in the U.S., and Dixons, FINAC, MicroWarehouse and Vobis in Europe. Distributors include Ingram Micro, Merisel, MicroAge and Tech Data in the U.S.; Actebis, Computer 2000, Ingram Micro Europe, and Karma International in Europe; and Gennett Technologies, Q*Soft Australia Pty. Ltd. and Sunkyong Distribution Ltd. in Asia.

Strategic Marketing Alliances

     In addition to sales through retail and distribution channels, the Company has entered into a number of strategic marketing alliances with a variety of companies within the computer industry. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems at the time of purchase. During 1997, the Company continued to gain significant industry support from major PC companies that began or announced plans to begin to incorporate Zip drives into their computer systems as standard or optional features. At the end of 1997, the Company's OEM partners included, among others: Acer, Apple, APS Technologies, Axis Communications, Chicony, Cisco, Clevo, CNF, Compal, Compaq, Dell, Fuji, Gateway, Glyph, Hitachi, Hewlett-Packard, IBM, Maxell, Micron Electronics, NEC, Packard Bell, Sharp, Sony, Umax, Unisys and VST.

     The Company's strategic alliances also include private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products by such companies as Maxell and Fuji, who offer Zip drives in Japan and Zip disks globally in packages which feature Iomega's name in addition to the partner's name.

International

     The Company sells its products outside of North America primarily through international distributors and retailers. The Company has increased its sales and marketing efforts in the European and Asian markets in the past several years and has established several sales offices in both Europe and Asia. Prior to 1997, the Company had been invoicing predominantly in foreign currencies in Europe. In 1997, the majority of sales to European customers were denominated in U.S. dollars. Sales to Asian customers are typically denominated in U.S. dollars. In total, sales outside of the United States represented 39%, 34% and 32% for the years ended December 31, 1997, 1996 and 1995, respectively, (see note 13 to Consolidated Financial Statements).

Marketing

     The Company's worldwide marketing group is responsible for positioning and promoting the Company's products. The Company participates in various industry tradeshows, including MacWorld, CeBIT and COMDEX, and seeks to generate coverage of its products in a wide variety of trade publications. During 1997, the Company continued its major print advertising campaigns for its Zip, Jaz and Ditto products and television advertising campaigns in support of its Zip products with an emphasis on the Company's Zip Built-In campaign aimed at increasing awareness and demand of the availability of Zip storage solutions as a built-in feature in personal computers. The Company expects marketing and advertising expenses to increase substantially in 1998 as the Company seeks to expand market awareness of its products and brand and educate consumers about the many possible uses for Zip and Jaz disks.

     As is common practice in the industry, the Company's arrangements with its retail and distribution customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers. In addition, distribution and retail customers generally have the right to return excess inventory within specified time periods. The Company establishes reserves for inventory returns. There can be no assurance that these reserves will be sufficient or that any future returns or price protection charges will not have a material adverse effect on the Company's results of operations and financial condition.

     The Company markets its products primarily through computer product distributors, retailers and OEMs. Accordingly, since the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors, certain large retailers and OEMs. At December 31, 1997, the customers with the ten highest outstanding accounts receivable balances totaled $140.9 million, or 44% of gross accounts receivable, with one customer accounting for $31.6 million, or 10% of gross accounts receivable. If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

     During the year ended December 31, 1997, sales to Ingram Micro, Inc., a distributor, accounted for 14% of sales. During the year ended December 31, 1996, sales to Ingram Micro, Inc., accounted for 15% of sales. No other single customer accounted for more than 10% of the Company's sales in 1997 or 1996.

Seasonality and Other Fluctuations of Revenue

     Iomega's Zip products are targeted to the retail consumer market and to personal computer OEMs. The Company's Jaz and Ditto products are targeted primarily to the retail consumer market. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Primarily as a result of such seasonality, the Company experienced a decline in sales between the fourth quarter of 1996 and the succeeding first quarter of 1997, and, partly because of such seasonality, the Company expects to experience a decline in sales between the fourth quarter of 1997 and the first quarter of 1998.

     In March 1998, the Company announced, based on review of its preliminary first quarter results, that it anticipates first quarter 1998 revenue to be relatively flat with first quarter 1997 revenues and anticipates incurring a loss for the first quarter 1998 in the range of $10 million to $25 million. Revenues and growth rates for any prior quarter are not necessarily indicative of revenues or growth rates to be expected in any future quarter.

Manufacturing

     The Company's products are manufactured by the Company at facilities in Roy, Utah and Penang, Malaysia and by independent parties manufacturing products for the Company on a contract basis. Manufacturing activity generally consists of assembling various components, subcomponents and prefabricated parts manufactured by outside vendors. Since the first quarter of 1997, a substantial portion of the Company's Zip drives, Jaz drives and disks and Ditto drives have been manufactured in the Penang, Malaysia facility that was purchased by the Company in September 1996. Due to the rapid growth of the Company's manufacturing output and due to certain design changes and supplier quality issues, combined with the shift of production to Penang, during 1997 the Company experienced manufacturing quality problems, including higher than desired manufacturing defect rates. The Company is undertaking a number of programs designed to improve quality and reduce manufacturing defect rates and intends to apply greater focus during 1998 on continuing to improve its manufacturing processes.

     During 1995, the Company was unable to produce enough of its products to fill all of its orders and, therefore, turned to third-party manufacturers to help satisfy demand. During 1996, the Company purchased a 376,000 square-foot, manufacturing facility in Penang, Malaysia to serve as an additional manufacturing site for the Company's Zip drives, Jaz drives and disks and Ditto drives. Although the Company believes it is positioned (either through existing capacity or planned additional capacity) to produce the majority of its products in the future, it still intends to use certain third-party manufacturers for the foreseeable future. There can be no assurance that the Company will not from time to time encounter difficulties in providing necessary levels of manufacturing capacity or that it will be successful in managing relationships with third-party manufacturers, or that third-party manufacturing will be able to meet the Company's quality requirements or third-party quantity requirements for manufactured products. The Company currently has third-party manufacturing relationships with Electronics Assembly, Inc. (which currently produces external Zip drives), MegaMedia Corporation and Sentinel N.V. (which produce a significant majority of all Zip disks) and Sony, Imation and Verbatim (each of which produces one or more of the proprietary format tapes used with the Company's Ditto products.

     During 1996 and 1997, the Company granted non-exclusive worldwide licenses to NEC Corporation (NEC) and Matsushita Communication Industrial Co., Ltd. of Japan (MCI), respectively, to manufacture and sell Zip drives under NEC's and MCI's brand names, as well as to OEMs. MCI commenced shipping drives in April 1997, and NEC commenced shipping drives in May 1997. In March 1998, the Company granted a non-exclusive worldwide license to Citizen Watch Co., Ltd. of Japan (Citizen), to manufacture and sell Clik! drives for use in its own portable electronic products, to other OEMs and consumers worldwide. These agreements increase competition faced by the Company, including price competition, since the Company does not control the price at which NEC, MCI or Citizen sells products for its own account. The Company receives (or will receive) royalties on units sold to third parties by NEC, MCI and Citizen.

     Many components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip disks is obtained exclusively from Fuji Photo Film and certain integrated circuits used in Zip drives are obtained exclusively from Symbios Logic. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely basis. The Company continues to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely basis or realize any future cost savings. For example, sales were adversely affected during the second and third quarters of 1997 due to a shortage of certain integrated circuits for Zip drives and supplier quality problems, and were adversely affected in the fourth quarter due to a shortage of components for Notebook Zip drives which became commercially available during November 1997. Sales may be adversely affected for these or similar reasons in the future.

     The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment, or to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

     The Company had a backlog at the end of January 1998 of approximately $220 million, compared to a backlog at the end of January 1997 of approximately $76 million. The backlogs at the end of January 1998 and 1997 were related primarily to orders with scheduled shipment dates in future months and in January 1998, a portion of the backlog was a result of delays in new product introductions. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

     An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products. During 1996 and 1997, the Company's efforts were primarily focused on enhancing the features, developing different system interfaces, developing higher capacity and performance versions, enhancing and expanding compatibility with various computers and operating systems and reducing the production costs of its existing Zip, Jaz and Ditto products. Moreover, the Company is looking at advanced head/media systems for future platforms beyond the current family of Jaz products and plans to increase its efforts in the areas of software utilities and solutions, which will continue to emphasize "ease of use" functionality.

     In addition to development and enhancements to its Zip, Jaz and Ditto products, the Company is developing a new storage technology called Clik! (successor to the nohand technology announced in 1996), which is designed to be built into hand-held consumer electronics devices ranging from digital cameras and game devices to cellular phones and personal digital assistants. This technology is expected to provide a single, affordable means of capturing, moving and storing information across multiple products. Each Clik! disk is expected to be approximately half the size of a business card and is expected to hold 40 MB of data. The Company believes Clik! has the potential to open up several new markets for removable magnetic recording devices and expects it to be available beginning in the second half of 1998. There can be no assurance that the Company will be successful in developing, manufacturing and marketing this product or that it will be able to do so within in the desired time frame.

     During 1997, 1996 and 1995, the Company's research and development expenses were $78.0 million, $42.1 million and $19.6 million, respectively (or 4.5%, 3.5% and 6.0%, respectively of net sales). Increased research and development spending in 1997 was primarily related to efforts focused on the Company's Zip, Jaz and Clik! product lines.

     The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. The Company's future success will depend in significant part on its ability to continually develop and introduce, in a timely manner, new removable-media disk drive products with improved features, and to develop and manufacture those new products within a cost structure that enables the Company to sell such products through effective channels at lower prices than those of competitive products. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Competition

     The Company believes that its Zip and Jaz products compete with other data storage devices, such as fixed hard drives (for upgrade), magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, optical disk drives and "floptical" disk drives. Current competing solutions of removable media data storage devices include the LS-120, or SuperDisk (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and MKE), the SyJet 1.5 GB, EZ Flyer 230 and SparQ 1.0 GB (products of Syquest Technology, Inc.), the Shark 250 (product of Avatar Peripherals, Inc.), products of Nomai S.A. and the new CD-R and CD-RW drives. In addition, a number of new systems have been announced including the 200 MB high-capacity 3.5 inch floppy disk system being developed jointly by Sony Corporation and Fuji Photo Film Co., Ltd. which they announced is planned to be introduced in the spring of 1998 and the 2.16 GB Orb drive which has been announced by Castlewood Systems, Inc. Although the Company believes that its Zip and Jaz products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will introduce new removable-media storage devices and new non-removable storage solutions. Accordingly, the Company believes that its Zip and Jaz products will face increasingly intense competition.

     The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. As new and competing removable-media storage solutions are introduced, it is possible that any such solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard and achieve a leading market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance.

     To the extent that Zip and Jaz drives are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which are offered by companies such as Seagate Technology, Western Digital Corporation, Quantum Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as NEC, IBM, Fujitsu, Hitachi and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

     The Company believes that it is currently the only source of supply for the disks used in its Jaz drives and believes Nomai S.A., a French company, is the only source of supply other than the Company for disks marketed for use with Zip drives. The Company is involved in litigation with Nomai in several jurisdictions regarding Nomai's disk products. It is possible that other sources of supply for disks used in Zip or Jaz drives will emerge, either as a result of Nomai or another party succeeding in producing disks that are compatible with Zip and/or Jaz drives without infringing the Company's proprietary rights, or as a result of licenses granted by the Company to other parties. (See Note 4 to Consolidated Financial Statements and the "Legal Proceedings" section in item 3 of this report.)

     The Company's tape drives compete in the market for backup data storage with other QIC and Travan products. Travan products currently offer capacities up to 8 GBs (assuming 2:1 data compression). The Company's two major competitors in the tape drive market are Seagate Technology and Hewlett-Packard. Tape drives may in the future encounter increased competition from other forms of removable-media storage devices. The proprietary format tapes used in the Company's Ditto 2GB, Ditto Max and Ditto Max Professional drives are each marketed by the Company and the third-party manufacturer or manufacturers of such tapes.

     In the OEM market for both its disk drives and tape drives, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

     The  Company  has  entered  into   license   agreements   with   Matsushita
Communication Industrial Co., Ltd. of Japan and NEC Corporation for the manufacture and sale of Zip drives. Accordingly, the Company faces competition from such licensees and expects to compete in the future with any other licensees of the Company's products. In addition, the Company has granted certain companies the right to purchase drives or disks from the Company (generally at a discount to the price paid by retail channels) and resell such products under private brand names, and the Company's products may become subject to increased price competition from such private branded resellers. Price competition from other resellers of the Company's products, whether or not the Company has a manufacturing relationship with such party, may result in increased pressure on the Company to reduce the prices at which its products are sold to such resellers or others or to offer rebates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of manufacturing such products.

     The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability, transportability and size of installed base of users), ease of installation and use, and security of data. Price is a particularly important factor with respect to the Company's mass-market products (the Zip and Ditto 2GB drives). Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. Winchester drives are available in 5.25-inch, 3.5-inch, 2.5-inch and 1.8-inch form factors. The most common form factor for Winchester and floppy drives is 3.5-inches. The Company currently offers 3.5-inch Zip and Jaz drives. The most common system interface for the OEM market is ATAPI. The Company currently offers internal Zip drives in ATAPI and SCSI interface models, internal Jaz drives in SCSI interface models, internal Ditto 2GB drives in floppy interface models and internal Ditto Max drives which use the Ditto Dash DX controller card.

     The data storage industry is highly competitive, and the Company expects that competition will substantially increase in the future. In addition, the data storage industry is characterized by rapid technological development. The Company competes with a number of companies that have greater financial, manufacturing and marketing resources than the Company. The availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices could adversely affect the Company's business.

Proprietary Rights

     The Company relies on a combination of patent, copyright and trade secret laws to protect its technology. While the Company currently intends to vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful (see "Legal Proceedings" section in item 3 of this report). The Company has filed approximately 300 U.S. and foreign patent applications relating to its Zip, Jaz and Clik! drives and disks, although there can be no assurance that such patents will be issued. The Company holds more than 100 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, Ditto and Bernoulli(R) technologies. There can be no assurance that any patents obtained by the Company will provide substantial value or protection to the Company, or that their validity will not be challenged or that affirmative defenses to infringement will not be asserted. The validity of certain of the Company's patents has been challenged by parties against whom infringement claims have been asserted. If another party were to succeed in producing and selling Zip- or Jaz-compatible disks in volume, without infringing or violating the Company's intellectual property rights, the Company's sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company's Zip and Jaz disks have higher gross margins than the Zip and Jaz drives, the Company's net income would be disproportionately affected by any such sales shortfall. Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its disk drives will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded its existing drive technology.

     As is typical in the data storage industry, from time to time the Company has been, and may in the future be, notified of claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in patent infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from manufacturing and selling the infringing product(s) in one or more countries, or both. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome, and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

     Certain technology used in the Company's products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to Zip products and the backup software included with the Company's Ditto products. The Company is in the process of negotiating a definitive license agreement for the Ditto backup software and the failure to execute such definitive agreement or the termination of any such license arrangements could have a material adverse effect on the Company's business and financial results.

Employees

     As of December 31, 1997, the Company employed 4,816 persons worldwide, consisting of 381 in research and development, 3,302 in manufacturing, 416 in sales, marketing and service, 281 in customer satisfaction and 436 in general management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company's success will depend in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. Effective March 24, 1998, Kim B. Edwards, resigned as President and Chief Executive Officer of the Company. James E. Sierk, a member of the Company's Board of Directors, has assumed the role of acting President and Chief Executive Officer while the Company conducts a search for a new President and Chief Executive Officer. The Company is also seeking to fill a number of other key management vacancies, including the appointment of a senior executive responsible for Sales and Marketing and General Managers of the Company's Europe, Asia Pacific and Mobile Storage Divisions.

Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

     Compliance with federal, state and local environmental protection laws had no material effect on the Company in 1997 and is not expected to have a material effect in 1998.

ITEM 2.  PROPERTIES:

     The Company's executive offices, certain distribution facilities, certain manufacturing facilities, and certain research and development facilities are located in leased offices and warehouses in the Roy, Utah area. During 1997, the Company leased warehouse facilities in North Carolina to serve as its principal distribution center for North America. In addition, the Company also leases office space in various locations throughout North America for local sales, marketing and technical support personnel, as well as other locations used for research and development activities.

     Additionally, the Company leases office space in Geneva, Switzerland for use as its international headquarters, and in Utrecht, the Netherlands for use by its European logistics and distribution personnel. The Company also leases office space throughout Europe and Asia for local sales, marketing and technical support personnel. In September 1996, the Company purchased a 376,000 square foot manufacturing facility in Penang, Malaysia.

     The Company owns substantially all equipment used in its facilities through either outright purchases or capital leases.

ITEM 3.  LEGAL PROCEEDINGS:

     Except as set forth below, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

     The Company is engaged in ongoing litigation in several jurisdictions against Nomai S.A., a French company, Nomai's U.S. subsidiary and several Nomai distributors in connection with Nomai's XHD disk products, which Nomai claims to be compatible with certain of the Company's Zip drives, and a disk product planned by Nomai, but not yet introduced, purportedly for use with the Company's Jaz drives, and in connection with various claims asserted by Nomai, including claims of patent and copyright invalidity, abuse of dominant position, and improper patent markings and warranty terms in Germany. The principal ongoing proceedings are as follows:

          Iomega Corporation v. Nomai S.A. filed in the Paris District Court on March 25, 1997 and on September 30, 1997; Nomai S.A. v. Iomega International S.A. and Iomega Corporation filed in the District Court of Hamburg on October 13, 1997; Nomus, Inc., and Nomai S.A. v. Iomega Corporation filed in the United States District Court for the Northern District of California on October 15, 1997, and amended counterclaims in such action filed by Iomega on December 17, 1997; a confidential complaint submitted by Nomai S.A. against Iomega Corporation on October 15, 1997, to the European Commission in Brussels; Iomega Corporation v. Mac and More Limited, Nomai S.A. and Marc-Andre Frouin filed in the London High Court of Justice Chancery Division on October 29, 1997, and Iomega Corporation v. Nomai S.A. filed in the London High Court of Justice Chancery Division on March 9, 1998; Iomega Corporation v. Nomai S.A. filed in the Paris District Court on November 12, 1997, (with respect to Nomai's so-called "DUO" product in development that purports to be compatible with Iomega Jaz drives); Iomega Corporation v Triangel Computer GmbH filed in the Dusseldorf District Court on November 19, 1997; Iomega Corporation v.
     Prutting (MediaCom) filed in the Mannheim District Court on November 12, 1997; Iomega Corporation v. Speirings Computers & Supplies B.V. and Nomai S.A. filed in the Amsterdam Regional Court on December 24, 1997, and counterclaims in such action filed by the defendants on January 28, 1998; Iomega Corporation v. boeder Deutschland GmbH filed in the Frankfurt District Court on December 11, 1997 and on February 6, 1998; Nomai S.A. v. Misco Germany, Inc. filed in the Frankfurt District Court on January 16, 1998 and Iomega Corporation v. Nomai S.A., et al. filed in the Federal Court of Australia Victoria District, Registry General Division on March 6, 1998.

     In these proceedings the Company has maintained that Nomai's products infringe the Company's copyrights, patents, trademarks or other intellectual property rights and/or that Nomai and its distributors have engaged in unfair competition or passing off. Nomai has denied such infringement, contested the validity of the underlying intellectual property right and/or denied such unfair competition and passing off, and in certain European proceedings has asserted antitrust claims against the Company. The Company has also applied for declaratory relief against Nomai in respect of certain antitrust allegations under English and European law. The proceedings are at various stages. In a number of the proceedings, the court has declined to enjoin preliminarily or to continue to enjoin preliminarily sales by Nomai of its XHD cartridge, subject in many cases to certain restrictions on advertising claims made with respect to XHD cartridges, or on use by Nomai or its distributors of Iomega trademarks and/or logos. In February 1998, the Amsterdam Regional Court issued a preliminary order requiring the Company to remove the light baffle from notebook Zip drives in the possession of European Union distributors and enjoining Iomega from including in Zip drives, brought in the future to the European Union market, any device which has no purpose other than to prevent the compatibility of the XHD disks with Zip storage systems.

     An adverse outcome in these proceedings could result in the continuing sale by Nomai in one or more countries, or the introduction for sale in the United Kingdom (or other countries where the product is not presently offered for sale), of a disk product claimed to be compatible with certain Zip drives, and could result in the introduction and sale by Nomai of a disk product claimed to be compatible with the Company's Jaz drives. Any such continuing sales or introductions would adversely affect the Company's sales and would have a disproportionately negative effect on the Company's net income. Such adverse effects could be material. In addition, Nomai has asserted various antitrust claims against the Company, which if decided against the Company could materially and adversely affect the Company.

     On July 23, 1997, the Company initiated litigation against SyQuest Technology, Inc. ("SyQuest") in the United States District Court in the District of Delaware for infringing the Company's U.S. Patent No. 5.644,444, U.S. Design Patent No. D378,518 and the Company's registered trademark "JET". The complaint requests monetary damages and injunctive relief enjoining SyQuest from further infringement. The matter is scheduled for trial in January 1999. On March 6, 1998, the Company also initiated litigation against SyQuest, its French subsidiary and a French distributor of SyQuest products, in the Paris District Court, based on claims of copyright and patent infringement.

     The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition in the proceedings referenced above.

     During 1997, two consumer class-action suits against the Company, Pizzimenti, et al. v. Iomega Corporation, filed in the Chancery Court of the State of Delaware in and for New Castle County on March 10, 1997, relating to administration of consumer rebate programs and Cox v. Iomega Corporation, filed in the Chancery Court of the State of Delaware in and for New Castle County on July 16, 1997, relating to technical support, were settled. A settlement of the rebate related Pizzimenti class-action suit was approved by the Chancery Court on March 24, 1998. The Company has also responded to inquiries received from the Federal Trade Commission relating to certain rebate and registration card programs and certain product advertisements. The Company is engaged in discussions with the Commission staff concerning alleged violations by the Company of the FTC Act and the Mail Order Rule and is attempting to reach a resolution with the Commission that would avoid the necessity of litigating these matters. In the event such discussions do not lead to a mutually acceptable resolution, management of the Company does not believe an adverse outcome in any resulting litigation would be material. A settlement of the technical support related Cox class-action suit has been approved preliminarily by the Chancery Court and a hearing on the motion for final court approval is scheduled for April 3, 1998.

     Beginning on February 10, 1998, several purported class-action complaints were filed in the United States District Court for the District of Utah against the Company and certain of its officers on behalf of certain persons who purchased the Company's common stock during the period from September 22, 1997, to January 22, 1998. The complaints allege that the Company and certain of its officers violated certain federal securities laws. The complaints seek an unspecified amount of damages. Management believes that the named defendants have highly meritorious defenses to the allegations made in the lawsuits and the Company intends to vigorously defend against such allegations.

     On February 25, 1998, the Company was served with a complaint in a purported class action filed in the Supreme Court of the State of New York, entitled Christian Champod v. Iomega Corporation. The named plaintiff claims to have commenced the action on behalf of a purported class consisting of certain persons who purchased Iomega Ditto tape drives since February 18, 1992, and a subclass consisting of such purchasers who called the Company's "800" or "888" telephone number for technical assistance and/or customer service and were charged a fee for the call. The complaint claims violations of certain provisions of the New York General Business Law and fraudulent inducement, based on, among other things, alleged advertising and product packaging representations regarding the Ditto products' ability to "read" certain non-Ditto cartridges. Additionally, the complaint alleges that Iomega's product packaging, indicating that a customer could call a toll free "800" or "888" telephone number for technical assistance, implicitly, but falsely, represented that the customer could receive free telephone technical support. It is the Company's belief that these latter claims, at least through September 1, 1997, i.e., the end of the class period for the Cox action discussed above, would be subject to release upon approval of the settlement now pending before the Delaware Chancery Court in the Cox action. As for the remainder of the action, the Company is assessing the maintainability of the suit as a class action and intends to defend itself vigorously against the claims asserted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.


EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of March 1, 1998, were as follows:

Name                   Age    Position

Kim B. Edwards         50    President, Chief Executive Officer and Director*

Leonard C. Purkis      49    Senior Vice President - Finance and Chief Financial Officer

L. Scott Flaig         54    Executive Vice President, Operations

Edward D. Briscoe      35    President, Personal Storage Division

Fred Forsyth           54    President, Professional Products Division

Laurie B. Keating      44    Senior Vice President, General Counsel and Secretary

Anton J. Radman, Jr.   45    Senior Vice President, Strategic Business Development

Douglas M. Clifford    54    Vice President, Research and Development

James  Kelly           40    Vice President/General Manager, Mobile Storage Division

Kevin O'Connor         39    Vice President, Human Resources

Robert J. Simmons      35    Vice President and Treasurer

Dan E. Strong          39    Vice President and Corporate Controller

     * Effective March 24, 1998, Mr. Edwards resigned as President and Chief Executive Officer of the Company. James E. Sierk, a member of the Company's Board of Directors, has assumed the role of acting President and Chief Executive Officer while the Company conducts a search for a new President and Chief Executive Officer.

     Kim B. Edwards joined the Company as President and Chief Executive Officer on January 1, 1994. From March 1993 to December 1993, Mr. Edwards served as President and Chief Executive Officer of Gates Energy Products, Inc., a manufacturer of rechargeable batteries and the successor of General Electric Battery Division. From January 1987 until March 1993, Mr. Edwards served in various other executive positions for Gates Energy Products, Inc., including Vice President and General Manager of its Consumer Business Unit and Vice President of Marketing and Sales. Prior to that, Mr. Edwards was employed for 18 years at General Electric Company in various marketing and sales positions.

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

     L. Scott Flaig joined the Company in November 1997. From 1996 to 1997, Mr. Flaig was an adjunct professor at Northwestern University, lectured at top business schools across the country and performed consulting services in the area of supply chain management. From 1992 to 1995, Mr. Flaig was Senior Vice President, Worldwide Operations for Dell Computer based in Austin, Texas. He has also held senior operations management positions at Ernst & Young, Digital Equipment Corporation and Xerox.

     Edward D. Briscoe was appointed President, Personal Storage Division in September 1997. Mr. Briscoe joined the Company as Vice President, Sales in January 1995. From January 1997 to September 1997, Mr. Briscoe served as Vice President and General Manager of the Personal Storage Division. From May 1993 to January 1995, Mr. Briscoe was Director of Sales and Marketing for Apple Computer's Personal Interactive Electronics Division. Prior to that, Mr. Briscoe was Executive Assistant to the President of Apple USA. From July 1987 to April 1992, he held various sales management positions with Apple Computer, Inc.

     Fred Forsyth joined the Company in August 1997. From July 1989 to March 1997, Mr. Forsyth was with Apple Computer where he was most recently Senior Vice President and General Manager of the Power Macintosh group. Mr. Forsyth also spent nine years at Digital Equipment Corporation where his experience included global operational responsibility for procurement, manufacturing and logistics. From 1968 to 1979, Mr. Forsyth was with General Electric in a variety of leadership roles and is a graduate of GE's Manufacturing management program.

     Laurie B. Keating joined the Company as Senior Vice President, General Counsel and Secretary in January 1997. Previously, Ms. Keating served as Senior Vice President, General Counsel and Secretary of Sybase, Inc., a software company, which she joined in March 1989 as General Counsel and Secretary. Prior to that, Ms. Keating, from May 1987 to March 1989, served as Group Counsel at Tandem Computers Incorporated, a fault-tolerant computer maker and software provider.

     Anton J. Radman, Jr. has been Senior Vice President, Strategic Business Development since April 1995. Mr. Radman joined the Company in April 1980 and his previous positions with the Company have included Senior Vice President, Sales and Marketing, Senior Vice President, Corporate Development, President of the Bernoulli Optical Systems Co. (BOSCO) subsidiary of the Company, Vice President, Research and Development, Vice President, OEM Products and Sales Manager, and Senior Vice President, Micro Bernoulli Division.

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

     James Kelly was appointed Vice President and General Manager of the Mobile Storage Division in January 1997. Mr. Kelly joined the Company in June 1991 and his previous positions with the Company have included Vice President of Tape Engineering and Director of Tape Engineering.

     Kevin O'Connor joined the Company as Vice President, Human Resources in January 1997. Mr. O'Connor came to the Company from Dell Computer Corporation where he held several senior human resource positions. While at Dell, from October 1995 to December 1996, Mr. O'Connor was Vice President, Human Resources Asia Pacific, from July 1994 to September 1995, he was Vice President, Human Resources North America, and from May 1993 to June 1994, he was Director, Human Resources Worldwide Operations. Prior to his employment with Dell, Mr. O'Connor spent six years as a Senior Group Manager of Human Resources with the Frito Lay Division of Pepsico.

     Robert J. Simmons joined the Company as Treasurer in January 1996. In January 1998, he was promoted to Vice President, Treasurer. He was Assistant Treasurer of Oracle Corporation, a software company, from June 1989 to January 1996.

     Dan E. Strong was promoted to Corporate Controller in January 1997, and Vice President and Corporate Controller in January 1998. Mr. Strong held various management positions within the finance and accounting organizations of the Company from January 1985 to June 1994 and from September 1995 to December 1996. From June 1994 through September 1995, Mr. Strong was Vice President and Chief Financial Officer of Pro Image Inc., a retailer of licensed sports apparel.

     Executive Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS:

     The information required by this item is found in the section entitled "Securities" of the Company's 1997 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA:

     The information required by this item is found in the tables entitled "Trends in Operations" and "Financial Conditions and Trends" of the Company's 1997 Annual Report to Stockholders, which tables are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The information required by this item is found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The information required by this item is contained in the section entitled "Financial Highlights" of the Company's 1997 Annual Report to Stockholders, which section is incorporated herein by reference, and in the financial statements and schedule referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     Not applicable.




                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item appears in the sections of the Company's Proxy Statement for its 1998 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS" and "-- STOCK OWNERSHIP INFORMATION --
Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.   EXECUTIVE COMPENSATION:

     The information required by this item appears in the sections of the Company's Proxy Statement for its 1998 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS - DIRECTOR COMPENSATION" and "-- EXECUTIVE COMPENSATION", which sections are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is contained in the section of the Company's Proxy Statement for its 1998 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS - STOCK OWNERSHIP INFORMATION -- Ownership by Management and Principal Stockholders", which section is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is contained in the sections of the Company's Proxy Statement for its 1998 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS - EXECUTIVE COMPENSATION -- Employment and Severance Agreements", which section is incorporated herein by reference.




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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IOMEGA CORPORATION

                                         By:  /s/ Leonard C. Purkis
                                              Leonard C. Purkis
                                              Senior Vice President-Finance and
                                              Chief Financial Officer

                                         Date:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                                      Date

/s/  James E. Sierk                Acting President and Chief Executive     ) March 30, 1998
-----------------------------      Officer and Director                     )
James E. Sierk                     (Acting Principal executive officer)     )
                                                                            )
/s/  Leonard C. Purkis             Senior Vice President - Finance and      ) March 30, 1998
-----------------------------      Chief Financial Officer (Principal       )
Leonard C. Purkis                  financial and accounting officer)        )
                                                                            )
/s/  David J. Dunn                 Chairman of the Board of Directors       ) March 30, 1998
-----------------------------                                               )
David J. Dunn                                                               )
                                                                            )
/s/  Willem H.J. Andersen          Director                                 ) March 30, 1998
-----------------------------                                               )
Willem H.J. Andersen                                                        )
                                                                            )
/s/  Robert P. Berkowitz           Director                                 ) March 30, 1998
-----------------------------                                               )
Robert P. Berkowitz                                                         )
                                                                            )
/s/  David A. Duke                 Director                                 ) March 30, 1998
-----------------------------                                               )
David A. Duke                                                               )
                                                                            )
/s/  Kim B. Edwards                Director                                 ) March 30, 1998
-----------------------------                                               )
Kim B. Edwards                                                              )
                                                                            )
/s/  Michael J. Kucha              Director                                 ) March 30, 1998
-----------------------------                                               )
Michael J. Kucha                                                            )
                                                                            )
-----------------------------      Director                                 )
John R. Myers                                                               )
                                                                            )
/s/  John E. Nolan                  Director                                ) March 30, 1998
-----------------------------                                               )
John E. Nolan                                                               )
                                                                            )
/s/  John E. Sheehan                Director                                ) March 30, 1998
-----------------------------                                               )
The Honorable John E. Sheehan                                               )
                                                                            )

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE


     The following consolidated financial statements appear in the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference:

         Description

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 1997 and 1996

Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


         The following schedule is included in this Annual Report on Form 10-K:


         Description                                       Page Reference

Report of Independent Public Accountants on Consolidated
         Financial Statement Schedule.....................................   24
II - Valuation and Qualifying Accounts....................................   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


To Iomega Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Iomega Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1998 (except with respect to the fourth paragraph of Note 4, as to which the date is February 10, 1998.) Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 23 is the responsibility of the Company's management and is presented for the purpose of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Salt Lake City, Utah
January 20, 1998

                       IOMEGA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                                   Balance at charged to                 Balance
                                   beginning   costs and                  at end
Description                        of period    expenses    Deductions of period

                                                         (in thousands)
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

     Year ended December 31, 1997    $ 8,992     $ 3,598    $ (1,324)*   $11,266

     Year ended December 31, 1996    $ 1,861     $ 9,022    $ (1,891)*   $ 8,992

     Year ended December 31, 1995    $ 1,627     $   799    $   (565)*   $ 1,861


PRICE PROTECTION AND
VOLUME REBATES:

     Year ended December 31, 1997    $17,041     $44,956    $(33,498)**  $28,499

     Year ended December 31, 1996    $ 1,633     $24,480    $ (9,072)**  $17,041

     Year ended December 31, 1995    $   169     $ 7,103    $ (5,639)**  $ 1,633




---------------

*    Represents write-offs of Accounts Receivable
**   Credits granted against Accounts Receivable