Form 10-Q
period 1998-03-29
IOMEGA CORP
filed 1998-05-12
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998


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

                                  Yes |X| No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 1998.

Common Stock, par value $.03 1/3                                263,253,504
      (Title of each class)                                  (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS
                                                                           Page
                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

         Condensed consolidated balance sheets at March 29, 1998
              and December 31, 1997....................................       3

         Condensed consolidated statements of operations for the three months
              ended March 29, 1998 and March 30, 1997..................       5

         Condensed consolidated statements of cash flows for the three months
              ended March 29, 1998 and March 30, 1997..................       6

         Notes to condensed consolidated financial statements..........       8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................      14


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.............................................      23

Item 2.  Changes in Securities and Use of Proceeds.....................      25

Item 4. Submission of Matters to a Vote of Security Holders............      26

Item 6.  Exhibits and Reports on 8-K......................... .........      26

Signatures.............................................................      27

Exhibit Index..........................................................      28

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements relating to anticipated second and third quarter results; the expected return to profitability in the fourth quarter of 1998; the sufficiency of cash and cash equivalent balances and available sources of financing; projected effective tax rates; expected further declines in component and manufacturing costs; expected decreases in inventory levels and increases in inventory turns; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels, and the mix between Zip, Jaz and Ditto products; anticipated expenditures (and the level of such expenditures as a percentage of sales) for selling, general and administrative purposes (including expenditures for print and television advertising) and research and development activities; delays in price decreases; the anticipated negative impact on gross margins due to Clik! start-up costs; the possible effects on future sales due to potential quality issues or component shortages; the possible effects of an adverse outcome in legal proceedings; described in Item 1 of Part II; the Company's efforts to protect its intellectual property rights; estimated additional expenditures associated with the Company's transition to new computer systems; and the anticipated Year 2000 compliance of such systems. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under, and in the paragraph immediately preceding, the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q.


                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)

                                               March 29,          December 31,
                                                    1998                  1997
                                                         (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                $   80,491             $ 159,922
     Temporary investments                             -                36,319
     Trade receivables, net                      249,270               280,182
     Inventories                                 313,632               246,383
     Deferred tax assets                          56,939                47,996
     Other current assets                         13,792                11,982
                                              ----------             ---------

         Total current assets                    714,124               782,784
                                              ----------             ---------

PROPERTY, PLANT AND EQUIPMENT, at cost           295,361               272,219
     Less:  Accumulated depreciation and
               amortization                     (107,943)              (96,550)
                                              ----------             ---------

     Net property, plant and equipment           187,418               175,669
                                              ----------             ---------

OTHER ASSETS                                       3,176                 3,186
                                              ----------             ---------

                                              $  904,718             $  961,639
                                              ==========             ==========



                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                               March 29,          December 31,
                                                    1998                  1997
                                                        (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                          $ 219,650             $ 257,281
     Accrued payroll, vacation and bonus          16,461                31,728
     Deferred revenue                             35,235                42,423
     Income taxes payable                         13,545                22,440
     Accrued advertising                          37,776                32,628
     Other accrued liabilities                    54,872                52,613
     Current portion of capitalized lease
        obligations                                5,259                 5,505
                                               ---------             ---------
         Total current liabilities               382,798               444,618
                                               ---------             ---------

CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                        2,884                 2,939
                                               ---------            ----------
NOTES PAYABLE                                     30,000                     -
                                               ---------            ----------
DEFERRED INCOME TAXES                              1,702                10,334
                                               ---------            ----------
CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                              45,683                45,683
                                               ---------            ----------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
        authorized 4,750,000 shares,
        none issued                                    -                     -
     Series C, Junior Participating
        Preferred Stock, authorized
        250,000 shares, none issued                    -                     -
     Common Stock, $.03 1/3 par value;
        authorized  400,000,000  shares,
        issued 264,060,257 and
        262,264,830 shares at March 29, 1998
        and December 31, 1997, respectively        8,801                 8,741
     Additional paid-in capital                   75,814               273,826
     Less:  806,753 and 829,210 Common
        Stock treasury shares
        at March 29, 1998 and
        December 31, 1997, respectively,
        at cost                                   (6,070)               (6,099)
     Deferred compensation                          (251)                 (336)
     Retained earnings                           163,357               181,933
                                               ---------            ----------

         Total stockholders' equity              441,651               458,065
                                               ---------            ----------

                                               $ 904,718            $  961,639
                                               =========            ==========

                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                For the Three Months Ended
                                               March 29,             March 30,
                                                    1998                  1997
                                                         (Unaudited)
SALES                                          $ 407,500             $ 361,344

COST OF SALES                                    305,364               254,065
                                               ---------             ---------
     Gross margin                                102,136               107,279
                                               ---------             ---------

OPERATING EXPENSES:
     Selling, general and administrative         107,942                54,360
     Research and development                     23,133                14,717
                                               ---------             ---------
         Total operating expenses                131,075                69,077
                                               ---------             ---------

OPERATING INCOME (LOSS)                          (28,939)               38,202
     Interest and other income (expense), net        437                (2,872)
                                               ---------             ---------

INCOME (LOSS) BEFORE INCOME TAXES                (28,502)               35,330
     Benefit (provision) for income taxes          9,926               (12,316)
                                               ---------             ---------

NET INCOME (LOSS)                              $ (18,576)            $  23,014
                                               =========             =========

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                     $   (0.07)            $    0.09
                                               =========             =========
     Diluted                                   $   (0.07)            $    0.08
                                               =========             =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Notes 1 and 2)               262,238               257,286
                                               =========             =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Assuming Dilution (Notes 1 and 2)  262,238               280,668
                                               =========             =========



                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   For the Three Months Ended
                                                  March 29,          March 30,
                                                      1998                1997
                                                           (Unaudited)
Cash Flows from Operating Activities:
     Net Income (Loss)                              $  (18,576)      $  23,014
     Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization expense          12,885           7,964
         Deferred income tax provision (benefit)       (17,575)            257
         Tax benefit from dispositions of employee
            stock                                          696           1,056
         Other                                             741             197
     Changes in Assets and Liabilities:
         Trade receivables, net                         30,912              59
         Inventories                                   (67,249)         16,594
         Other current assets                           (1,423)         (1,592)
         Accounts payable                              (37,631)        (16,922)
         Accrued liabilities                           (15,048)         (6,934)
         Income taxes                                   (8,895)          7,716
                                                    ----------       ---------
         Net cash provided by (used in) operating
             activities                               (121,163)         31,409
                                                    ----------       ---------

Cash Flows from Investing Activities:
     Purchase of property, plant and equipment         (24,068)        (14,489)
     Sale of temporary investments                      36,319               -
     Net decrease in other assets                           10             360
                                                    ----------       ---------
         Net cash provided by (used in)
             investing activities                       12,261         (14,129)
                                                    ----------       ----------

Cash Flows from Financing Activities:
     Proceeds from sales of Common Stock                 1,353           1,168
     Proceeds from issuance of notes payable            30,000          86,725
     Payments on notes payable and capitalized
         lease obligations                              (1,524)        (94,982)
     Purchase of Common Stock                             (358)         (1,736)
                                                    ----------       ---------
         Net cash provided by (used in) financing
             activities                                 29,471          (8,825)
                                                    ----------       ---------

Net Increase (Decrease)  in Cash and Cash
    Equivalents                                        (79,431)          8,455
Cash and Cash Equivalents at Beginning of Period       159,922         108,312
                                                    ----------       ---------
Cash and Cash Equivalents at End of Period          $   80,491       $ 116,767
                                                    ==========       =========


                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)
                                 (In thousands)

                                                   For the Three Months Ended
                                                  March 29,          March 30,
                                                      1998                1997
                                                           (Unaudited)

Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed under
         capitalized lease obligations            $    1,223         $   1,321
                                                  ==========         =========

     Issuance of Common Stock in lieu of
         compensation                             $      360         $      -
                                                  ==========         =========













                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 29, 1998 and December 31, 1997, the results of operations for the three-month periods ended March 29, 1998 and March 30, 1997, and cash flows for the three-month periods ended March 29, 1998 and March 30, 1997.

         The results of operations for the three-month period ended March 29, 1998 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

         Revenue Recognition - The Company's customers include original equipment manufacturers, end users, retailers, distributors and value added manufacturers. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $35.2 million and $42.4 million at March 29, 1998 and December 31, 1997, respectively, and is included in deferred revenue in the accompanying condensed consolidated balance sheets.

                               IOMEGA CORPORATION

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

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $32.5 million and $28.5 million at March 29, 1998 and December 31, 1997, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Foreign Currency Translation - For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

         Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, option rate preferred stock and taxable municipal bonds and notes and are recorded at cost, which approximates market. Instruments with maturities in excess of three months are classified as temporary investments. The Company has classified its entire portfolio of temporary investments at December 31, 1997, as held-to-maturity. These temporary investments consist primarily of commercial paper and municipal bonds. At December 31, 1997, all temporary investments had maturities of less than six months. There were no temporary investments at March 29, 1998.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                      March 29,              December 31,
                                           1998                      1997

              Raw materials         $   186,170             $   130,049
              Work-in-process            20,194                  18,714
              Finished goods            107,268                  97,620
                                    -----------              ----------

                                    $   313,632              $  246,383
                                    ===========              ==========


                               IOMEGA CORPORATION

         Reclassifications - Certain reclassifications were made to the prior periods' condensed consolidated financial statements to conform with the current period presentation.

         Net Income (Loss) Per Common Share - Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter ended March 30, 1997, was determined under the assumption that the convertible subordinated notes were converted on January 1, 1997. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to the weighted average shares outstanding. Net income (loss) per common share amounts and share data have been restated for all periods presented to reflect Basic and Diluted EPS and the stock split described in Note 2.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented (in thousands, except per share data):

                                   Net Income (Loss)        Shares    Per-Share
                                         (Numerator)  (Denominator)      Amount

         March 29, 1998
         Basic EPS                       $  (18,576)        262,238   $  (0.07)
            Effect of options                     -               -
            Effect of convertible
               subordinated notes                 -               -
                                         ----------         -------
         Diluted EPS                     $  (18,576)        262,238   $  (0.07)
                                         ==========         =======

         March 30, 1997
         Basic EPS                       $   23,014         257,286   $   0.09
            Effect of options                     -          14,120
            Effect of convertible
               subordinated notes               501           9,262
                                         ----------         -------
         Diluted EPS                     $   23,515         280,668   $   0.08
                                         ==========         =======

         Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) and No. 131 "Disclosures about Segments of an Enterprise and Related
         Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. These statements are effective for financial statements issued for fiscal years beginning after December 15, 1997.

         The Company adopted SFAS 130 in the quarter ended March 29, 1998, and plans to adopt SFAS 131 in its December 31, 1998 financial statements.

                               IOMEGA CORPORATION

(2)      STOCK SPLIT

         In November 1997, the Board of Directors declared a two-for-one Common Stock split which was effected in the form of a 100% Common Stock dividend paid on December 22, 1997 to stockholders of record at the close of business on December 1, 1997.

         This stock dividend was accounted for as a stock split and has been retroactively reflected in the accompanying condensed consolidated financial statements. In connection with this stock split, proportional adjustments were made to outstanding stock options and other outstanding obligations of the Company to issue shares of Common Stock.


(3)      INCOME TAXES

         Income tax benefit for the three months ended March 29, 1998 has been provided for at an effective rate of 35%. This tax rate is based on the Company's projected mix of domestic and foreign pre-tax income for 1998.

         U.S.  taxes have not been  provided for  unremitted  foreign  earnings
         which  are  considered  to  be  permanently   reinvested  in  non-U.S.
         operations.

         Cash paid for income taxes was $16.5 million for the first three months of 1998 and $3.3 million for the corresponding period in 1997.

(4)      DEBT

         Notes Payable - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During January 1998, the Company amended the Credit Facility. The amended Credit Facility is a three-year unsecured revolving line of credit from the amendment date. Borrowings under the Credit Facility were limited to $200 million for the first quarter of 1998 and thereafter are limited to the lesser of 70% of the prior quarter's eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.38%, depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 1.75%, depending on the Company's debt-to-equity ratio. Total availability under the Credit Facility at March 29, 1998, was $200 million, of which $30 million was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings. Prior to March 29, 1998 the Company requested, and on March 29, 1998 it received, a one-quarter waiver of a covenant within the Credit Facility requiring cash conversion days to be 80 days or less. Cash conversion days in the first quarter of 1998 were 83 days. The Company was in compliance with all applicable covenants as of March 29, 1998.

                               IOMEGA CORPORATION

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36- to 60-months and mature at various dates from July 1998 to January 2001. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture.

(5)      OTHER MATTERS

         Significant Customers - During the fiscal quarter ended March 29, 1998, sales to Ingram Micro, Inc. accounted for approximately 14.3% of consolidated sales. During the fiscal quarter ended March 30, 1997, sales to Ingram Micro, Inc. accounted for 13.2% of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At March 29, 1998 outstanding forward exchange sales (purchase) contracts, which all mature in June 1998, were as follows:

                                                       Contracted
         Currency                         Amount     Forward Rate

                  Australian Dollar        100,000           1.49
                  British Pound         (1,600,000)           .60
                  Dutch Guilder         (7,300,000)          2.05
                  French Franc          (1,000,000)          6.10
                  German Mark           (2,100,000)          1.82
                  Irish Punt               (80,000)           .73
                  Japanese Yen         550,000,000         127.25
                  Malaysian Ringgit    (14,400,000)          3.61
                  Singapore Dollar      (2,450,000)          1.60
                  Swiss Franc           (2,500,000)          1.48


                               IOMEGA CORPORATION

         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At March 29, 1998, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $407.5 million and a net loss of $18.6 million, or $(0.07) per diluted share, in the first quarter of 1998. This compares to sales of $361.3 million and net income of $23.0 million, or $0.08 per diluted share, in the first quarter of 1997. Management expects results in the range of a small loss to breakeven for the second and third quarters of 1998 and expects to return to profitability in the fourth quarter of 1998. However, there can be no assurance that the expected results will be realized.

SALES

Sales for the three months ended March 29, 1998 increased by $46.2 million, or 12.8%, when compared to the corresponding period of 1997. Sales of Zip products totaled $266.1 million representing a 24.3% increase from the first quarter of 1997. Jaz product sales in the first quarter of 1998 were $110.3 million which is approximately equal to the comparable period of 1997. Ditto sales were $30.8 million representing a 13.9% decline from the first quarter of 1997. Total unit drive shipments increased by 47% as compared to the first quarter of 1997. Zip unit drive shipments increased by 61% and Jaz unit drive shipments increased by 20% while Ditto unit drive shipments decreased by 7%. Sales of Zip OEM drives accounted for over 50% of total Zip drive shipments in the first quarter of 1998 compared to 22% in the first quarter of 1997. International aftermarket unit volume decreased, while aftermarket unit volume in the Americas increased when compared to the first quarter of 1997.

Sales in the Americas were $298.5 million or 73.3% of total sales, in the first quarter of 1998, as compared to $227.0 million, or 62.8% of total sales, in the first quarter of 1997. Sales in Europe were $89.3 million, or 22% of total sales, in the first quarter of 1998, as compared to $107.2 million, or 29.7% of total sales, in the first quarter of 1997. Sales in Asia were $19.8 million, or 4.8% of total sales, in the first quarter of 1998, as compared to $28.0 million, or 7.7% of total sales, in the first quarter of 1997.

GROSS MARGIN

The Company's overall gross margin was 25.1% in the first quarter of 1998, as compared to 29.7% in the first quarter of 1997. This decrease in gross margin was due primarily to a higher percentage of Zip drives shipped to the OEM channel, where prices and margins are lower than drives sold to distribution and retail channels. In addition, decreased prices on Zip and Jaz products, as compared to the first quarter of 1997, contributed to the decline in the gross margin percentage. The ratios of disk sales to drive sales for both the Zip and Jaz product lines were down slightly versus the first quarter of 1997, which also contributed to the lower gross margin percentage.

Future gross margin percentage will continue to be impacted by the percentage of OEM drive sales versus retail and distribution sales. Gross margins for the remainder of 1998 will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives, and between Zip, Jaz and Ditto products. Also, the Company's ability to realize future cost reductions will be negatively impacted by the higher than desired levels of inventory at the end of the first quarter as that inventory will be utilized before lower cost components are incorporated in drive and disk products. Additionally, management expects that the planned introduction of Clik! products will initially have a negative impact on gross margins due to start-up costs associated with early production volumes. In the event of a delay in the planned commercial availability of Clik!, such negative impact may be greater.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $53.6 million in the first quarter of 1998, when compared to the first quarter of 1997, and increased as a percentage of sales to 26.5% in the first quarter of 1998 from 15.0% in the first quarter of 1997. The increase was primarily due to substantial marketing and advertising program expenditures in the first quarter of 1998 which increased by approximately $20 million versus the first quarter of 1997. Other, non-advertising related sales and marketing expenses increased by approximately an additional $10 million, primarily due to international expansion and other fixed and variable expenses. Spending on customer satisfaction programs increased by approximately $10 million and other general and administrative expenses, comprised mainly of information system expenditures, increased by approximately $10 million. During the second quarter of 1998, the Company plans to spend a substantial amount on advertising campaigns. The Company is currently evaluating future advertising spending for the second half of 1998 in relation to demand that is generated by the incremental expenses. Management is focused on bringing selling, general and administrative expenses back to a range of 15% to 20% of sales. However, there can be no assurance that efforts to reduce the percentage of sales represented by selling, general and administrative expenses will be successful.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the first quarter of 1998 increased by $8.4 million, or 57%, when compared to the first quarter of 1997, and increased as a percentage of sales to 5.7% in the first quarter of 1998, from 4.1% in the first quarter of 1997. The increase was primarily the result of expenditures related to the continued development and enhancement of Zip, Jaz and Ditto products lines, as well as continued development expenses related to new products, including Clik! and Buz. Management is targeting the level of spending for research and development during the remainder of 1998 to be in the range of between 3% to 5% of sales to support planned new product development and existing product enhancements. However, there can be no assurance that efforts to reduce the percentage of sales represented by research and development expenses will be successful.

OTHER INCOME AND EXPENSE

The Company recorded interest income of $1.7 million in the first quarter of 1998, as compared to $1.1 million in the first quarter of 1997, due to increased average cash balances during the first quarter of 1998. Interest expense was $1.2 million in the first quarter of 1998, as compared to $2.5 million in the first quarter of 1997. The decrease in interest expense was primarily due to decreased average borrowings outstanding during the first quarter of 1998, resulting in large part from the repayment during March 1997 of amounts borrowed under a European financing agreement, the retirement of a promissory note for the purchase of the Company's manufacturing facility in Malaysia and the repayment of other term notes during 1997.

Also included in other income and expense were bank charges, royalty income, gains and losses on disposal of assets and foreign currency gains and losses.


INCOME TAXES

For the first three months of 1998, the Company recorded an income tax benefit of $9.9 million, representing an effective income tax rate of 35%. The Company expects its effective tax rate to remain at approximately 35% for the remainder of 1998. However, differences between the currently anticipated mix and the actual mix of foreign income versus domestic income, along with the ability of the Company to permanently invest foreign earnings outside of the U.S., could impact the Company's effective tax rate.


SEASONALITY

The Company's Zip products are targeted to the retail consumer market and to personal computer OEMs. The Company's Jaz and Ditto products are targeted primarily to the retail consumer market. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.


LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company had cash and cash equivalents of $80.5 million, working capital of $331.3 million, and a ratio of current assets to current liabilities of 1.9 to 1. During the first three months of 1998, the Company used $121.2 million of cash for operating activities. The primary components of cash used for operating activities were the net operating loss, increased inventory and reductions in accounts payable and accrued liabilities that were partially offset by decreases in accounts receivable. Inventory increased by $67.2 million due primarily to lower than anticipated sales in the first quarter of 1998 and the fourth quarter of 1997. Inventory turns were 3.9 for the first quarter of 1998 as compared to 6.5 for the first quarter of 1997. Management expects inventory levels to decrease and inventory turns to increase in future quarters. However, there can be no assurance as to the success or the timing of the intended reductions in inventory levels or increases in inventory turns. Accounts payable decreased by $37.6 million, due primarily to
timing  of  inventory   receipts  and  related  payments  to  vendors.   Accrued
liabilities decreased by $15.0 million due primarily to decreases in accrued payroll and related liabilities. These uses of cash were partially offset by a $30.9 million decrease in net accounts receivable, due primarily to decreased sales and the timing of sales and collections during the respective periods. The Company generated $12.3 million of cash in investing activities during the first quarter of 1998, primarily from the sale of temporary investments that was partially offset by the purchase of property, plant and equipment. Cash provided by financing activities totaled $29.5 million during the first quarter of 1998, and included $30.0 million of proceeds from borrowings on the Company's Credit Facility, and proceeds of $1.4 million from sales of Common Stock, partially offset by $1.5 million in net payments on capitalized lease obligations.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility ("Credit Facility") with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During January 1998, the Company amended the Credit Facility. The amended Credit Facility is a three-year unsecured revolving line of credit from the amendment date. Borrowings under the Credit Facility were limited to $200 million for the first quarter of 1998 and thereafter are limited to the lesser of 70% of the prior quarter's eligible accounts receivable or $200 million. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or federal funds plus a margin of 0.0% to 0.38% , depending on the Company's debt-to-equity ratio, or at LIBOR plus a margin of 1.0% to 1.75%, depending on the Company's debt-to-equity ratio. Total availability under the Credit Facility at March 29, 1998 was $200 million, of which $30 million was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings. Prior to March 29, 1998 the Company requested, and on March 29, 1998 received, a one-quarter waiver of a covenant within the Credit Facility requiring cash conversion days to be 80 days or less. Cash conversion days in the first quarter of 1998 were 83 days. The Company was in compliance with all applicable covenants as of March 29, 1998. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers under the Credit Facility. There can be no assurance that the Company will be able to obtain any such required waivers on terms acceptable to the Company, if at all. Loss of the Credit Facility would require the Company to find an alternative source of funding which could have a material adverse effect on the Company's business and financial results.

The current and long-term portions of capitalized lease obligations at March 29, 1998 were $5.3 million and $2.9 million, respectively. During March 1997, the Company repaid all amounts outstanding under its agreement with a German commercial bank that involved the factoring of a portion of the Company's European accounts receivable. During the second quarter of 1997, the Company paid the entire $18 million obligation, plus accrued interest, relating to the purchase of its Malaysian manufacturing facility. In addition, during the second and third quarters of 1997, the Company paid off all remaining other term notes relating to equipment purchases.

The Company had $45.7 million of convertible subordinated notes outstanding at March 29, 1998, which bear interest at 6.75% per year and mature on March 15, 2001. Additions to property, plant and equipment during the first quarter of 1998 totaled $25.3 million, partially offset by $1.2 million in proceeds from capital leases.

The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, the precise amount and timing of the Company's future financing needs, if any, cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the success of the Company in managing its inventory, accounts receivable and accounts payable.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1998, the Company's future operating results will depend in large part on the ability of those products to attain widespread market acceptance. Although the Company believes there is a market demand for removable data storage solutions for personal computers, there can be no assurance that the Company will be successful in establishing Zip and Jaz as the preferred solutions for that market need. The extent to which Zip and Jaz achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions or media for use with the Company's drives (existing, announced or unannounced) introduced by other vendors, including, without limitation, the LS-120, or SuperDisk (product co-developed by the consortium of Compaq Computer, Imation O.R. Technology and
MKE), the SyJet 1.5 GB, EZ Flyer 230 and SparQ 1.0 GB (products of Syquest Technology, Inc.), the Shark 250 (product of Avatar Peripherals, Inc.), HiFD (product in development by Sony Corporation and Fuji Photo Film Co., Ltd.), products of Nomai S.A., the new CD-R and CD-RW drives, announced developments of rewritable DVD drives and media, and announced products in development by Terastor Corporation; the success of the Company in meeting targeted availability dates for enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote the products containing the Company's drives; the ability of the Company to create demand for Zip and Jaz, including demand from leading personal computer and other manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers regarding problems or perceived problems experienced in using the Company's products and adverse publicity resulting from such statements or from consumer class action suits filed against the Company; and the overall market demand for personal computers with which the Company's products can be used. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could limit the Company's sales and provide an opportunity for competing products to achieve market acceptance. For example, sales were adversely affected during the second and third quarters of 1997 due to a shortage of certain integrated circuits for Zip drives and supplier quality problems, and were adversely affected in the fourth quarter due to a shortage of components for notebook Zip drives that became commercially available during November 1997 and may also be adversely affected for these and similar reasons in the future.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip and Jaz disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip and Jaz drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company's drive products without infringing the Company's proprietary rights, or for any other reason, the Company's sales would be adversely affected, and its net income would be disproportionately adversely affected (see "Legal Proceedings"). As the Company's mix of drive sales between OEM and retail customers continues to shift towards a higher percentage of OEM sales, the ratio of disk sales to drive sales are expected to continue to decrease from the levels experienced for 1997, which could have an adverse effect on gross margin and net income.


Future market demand for the Company's products cannot be predicted with certainty. Sales of Zip products in 1997 and the first quarter of 1998 were the primary reasons for the Company's revenues in these periods. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in 1997 and in the first quarter of 1998 should not be assumed to be an indication of future sales levels. In addition, the Company has experienced and may in the future
experience   significant   fluctuations  in  its  quarterly  operating  results.
Moreover, because the Company's expense levels (including budgeted selling, general, and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income. For example, in the first quarter of 1998, the Company's operating expenses as a percentage of sales fell outside of management's operating model resulting in a net operating loss for the quarter.

Inventory management has become increasingly complex. The Company's customers constantly adjust their ordering patterns in response to various factors including: the Company's perceived ability to meet demand, the Company's and competitors' inventory supply in the retail and distribution channel, timing of new product introductions, seasonal fluctuations, Company and customer promotions, and the consolidation of customer distribution centers. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's results of operations.

During the second quarter of 1998, the Company plans to spend a substantial amount on print and television advertising campaigns which are designed to create greater consumer awareness of and demand for both its aftermarket and OEM drives and to educate users on the potential uses for multiple disks so as to increase demand for disks. The Company is currently evaluating future advertising spending for the second half of 1998 in relation to demand that is generated by the incremental expenses. Management cannot predict the success or failure of these marketing efforts. To the extent that the increased spending does not generate additional demand, the spending would have an adverse effect on net income. Additionally, in order to help offset the expenses associated with the additional advertising, the Company has delayed or is planning to delay certain price decreases that would have otherwise been effected earlier in 1998. This strategy to delay price decreases could allow competing solutions to gain market share.

The Company has significant international operations with sales transactions generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results. For example, management believes that sales in Asia were adversely affected during the fourth quarter of 1997 and the first quarter of 1998 and will continue to be adversely affected due to a regional economic downturn and the devaluation of certain Asian currencies vis-a-vis the U.S. dollar. The Company cannot predict with any certainty the impact that these or other such events could have on its foreign operations.

A significant portion of the Company's revenues are currently being generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size.

The Company continues to refine the design of its Zip and Jaz products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its Zip and Jaz products. Certain of these suppliers are or may become competitors of the Company. As a result of these and other factors, the Company may experience problems relating to the quality, reliability and/or availability of certain of its products. For example, in the second quarter of 1997, the Company recalled a limited number of its Jaz disks and in the third quarter of 1997 the Company experienced manufacturing interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company or consumer class action suits filed against the Company as a result of these problems could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and/or subject the Company to damage claims from its customers.

All of the factors described above for Zip and Jaz products are, or will be, relevant to Clik!. In addition to such factors, demand from digital camera and other consumer electronics manufacturers will affect the extent to which Clik! achieves a significant market presence. The Company will be entering into additional or alternate channels with the introduction of Clik!. Because the Company does not have prior experience in these new channels, there could be additional risk that the Company or product will not be successful.

In addition to the risks surrounding existing products, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products, including ZipPlus, the 15mm and 12.7mm notebook Zip drives, the Jaz 2 GB drive, the Ditto Max and Ditto Max
Professional multiple capacity drives, Clik!, and Buz. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. For example, the Company's Jaz 2GB product, previously scheduled for shipment in the fourth quarter of 1997, did not ship until February 1998 and thus had a material adverse effect on the results of operations for the fourth quarter of 1997 and the first quarter of 1998. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out, and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products, and the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company's success will depend in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. Effective March 24, 1998, Kim
B. Edwards resigned as President and Chief Executive Officer of the Company. James E. Sierk, a member of the Company's Board of Directors, has assumed the role of interim President and Chief Executive Officer while the Company conducts a search for a new President and Chief Executive Officer. The Company is also seeking to fill a number of other key management vacancies, including the appointment of General Managers of the Company's Europe and Mobile Storage Divisions. There can be no assurance that the Company will be successful in attracting and/or retaining key employees.

The Company is currently in the process of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to addressing the Company's increased computing needs, the Company's transition to new computer hardware and software systems will achieve Year 2000 compliance for these systems. The Company has incurred approximately $20 million related to the transition to the new computer hardware and software systems of which approximately 50% was capitalized and approximately 50% was expensed. The Company estimates it will incur an additional $10 million for this transition of which approximately 50% will be capitalized and approximately 50% will be expensed.

In general, the Company expects to resolve Year 2000 issues affecting its internal use software through planned replacement or upgrades of its software applications and hardware with a goal of having all internal systems Year 2000 compliant by the end of 1998.

In addition to addressing Year 2000 compliance for its own internal use systems, the Company is addressing other "Year 2000 issues" on several different fronts. The Company is in the process of assessing all Iomega-branded products for Year 2000 compliance. The Company has assigned a team to monitor and determine product compliance. Additionally, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business, results of operations or financial condition could be adversely affected. In addition, there can be no assurance that the Company will not become the subject of lawsuits regarding the failure of any of the Company's products (former or present) to be Year 2000 compliant. Any such suits, if adversely determined, could have a material adverse affect on the Company's business, results of operation or financial condition.

Other factors that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage growth and an increasingly complex business, transportation issues, product and component pricing, competition, intellectual property rights, litigation (see "Legal Proceedings"), general economic conditions and changes or slowdowns in overall market demand for personal computer products.

                               IOMEGA CORPORATION

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Except as set forth below, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

As described in prior filings by the Company, including its Annual Report on Form 10-K for 1997, the Company is engaged in ongoing litigation in several jurisdictions against Nomai S.A., a French company, Nomai's U.S. subsidiary and several Nomai distributors in connection with Nomai's XHD disk products, which Nomai claims to be compatible with certain of the Company's Zip drives, and a disk product planned by Nomai, but not yet introduced, purportedly for use with the Company's Jaz drives, and in connection with various claims asserted by Nomai, including claims of patent and copyright invalidity, abuse of dominant position, and improper patent markings and warranty terms in Germany. The principal ongoing proceedings are as follows:

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

In these proceedings the Company has maintained that Nomai's products infringe the Company's copyrights, patents, trademarks or other intellectual property rights and/or that Nomai and its distributors have engaged in unfair competition or passing off. Nomai has denied such infringement, contested the validity of the underlying intellectual property right and/or denied such unfair competition and passing off, and in certain European proceedings has asserted antitrust claims against the Company. The Company has also applied for declaratory relief against Nomai in respect of certain antitrust allegations under English and European law. The proceedings are at various stages. In a number of the proceedings, the court has declined to enjoin preliminarily or to continue to enjoin preliminarily sales of the XHD cartridge, subject in many cases to certain restrictions on advertising claims made with respect to XHD cartridges, or on use by Nomai or its distributors of Iomega trademarks and/or logos. In

February 1998, the Amsterdam Regional Court issued a preliminary order requiring the Company to remove the light baffle from notebook Zip drives in the possession of European Union distributors and enjoining Iomega from including in Zip drives, sold in the future in the European Union market, any device which has no purpose other than to prevent the compatibility of the XHD disks with Zip storage systems. The court also preliminarily enjoined Nomai from using certain graphics in its packaging. The Company has appealed this preliminary order and, pending a final decision by the appellate court, Nomai and the Company have agreed not to enforce the preliminary order.

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

On July 23, 1997, the Company initiated litigation against SyQuest Technology, Inc. ("SyQuest") in the United States District Court in the District of Delaware for infringing the Company's U.S. Patent No. 5,644,444, U.S. Design Patent No. D378,518 and the Company's registered trademark "JET". The complaint requests monetary damages and injunctive relief enjoining SyQuest from further infringement. The matter is scheduled for trial in January 1999. On March 6, 1998, the Company also initiated litigation against SyQuest, its French subsidiary and a French distributor of SyQuest products, in the Paris District Court, based on claims of copyright and patent infringement. On April 29, 1998, the Company initiated a second suit against SyQuest and its French subsidiary in the Paris District Court based on claims of infringement by SyQuest's SparQ product.

The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition in the proceedings referenced above.

During 1997, two consumer class-action suits against the Company, Pizzimenti, et al. v. Iomega Corporation, filed in the Chancery Court of the State of Delaware in and for New Castle County on March 10, 1997, relating to administration of consumer rebate programs and Cox v. Iomega Corporation, filed in the Chancery Court of the State of Delaware in and for New Castle County on July 16, 1997, relating to technical support, were settled. A settlement of the rebate related Pizzimenti class-action suit was approved by the Chancery Court on March 24, 1998, and a settlement of the technical support related Cox class-action suit was approved by the Chancery Court on April 3, 1998. The Company has also responded to inquiries received from the Federal Trade Commission relating to certain rebate and registration card programs and certain product advertisements. The Company is engaged in discussions with the Commission staff concerning alleged violations by the Company of the FTC Act and the Mail Order Rule and is attempting to reach a resolution with the Commission that would avoid the necessity of litigating these matters. In the event such discussions do not lead to a mutually acceptable resolution, management of the Company does not believe an adverse outcome in any resulting litigation would be material.

Beginning on February 10, 1998, several purported class-action complaints were filed in the United States District Court for the District of Utah against the Company and certain of its officers on behalf of certain persons who purchased the Company's common stock during the period from September 22, 1997 to January 22, 1998. The complaints allege that the Company and certain of its officers violated certain federal securities laws. The complaints seek an unspecified amount of damages. Management believes that the named defendants have highly meritorious defenses to the allegations made in the lawsuits and the Company intends to vigorously defend against such allegations.

On February 25, 1998, the Company was served with a complaint in a purported class action filed in the Supreme Court of the State of New York, entitled Christian Champod v. Iomega Corporation. The named plaintiff claims to have commenced the action on behalf of a purported class consisting of certain persons who purchased Iomega Ditto tape drives since February 18, 1992, and a subclass consisting of such purchasers who called the Company's "800" or "888" telephone number for technical assistance and/or customer service and were charged a fee for the call. The complaint claims violations of certain provisions of the New York General Business Law and fraudulent inducement, based on, among other things, alleged advertising and product packaging representations regarding the Ditto products' ability to "read" certain non-Ditto cartridges. Additionally, the complaint alleges that Iomega's product packaging, indicating that a customer could call a toll free "800" or "888" telephone number for technical assistance, implicitly, but falsely, represented that the customer could receive free telephone technical support. It is the Company's belief that these latter claims, at least through September 1, 1997, i.e., the end of the class period for the Cox action discussed above, have been released pursuant to the settlement of the Cox action. As for the remainder of the action, the Company is assessing the maintainability of the suit as a class action and intends to defend itself vigorously against the claims asserted.

Item 2.           Change in Securities and Use of Proceeds

The Company did not sell any equity securities during the first quarter of 1998 that were not registered under the Securities Act of 1933.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was commenced on April 21, 1998. The following proposals were adopted by the vote specified below:

                                                    Against/                Broker
Proposal                             For            Withheld      Abstain   Non-Votes

1.    Election of Directors:
         David A. Duke               230,183,138    4,901,770           -           -
         David J. Dunn               229,519,378    5,565,530           -           -
         James E. Sierk              230,648,817    4,436,091           -           -

2.    Approval of amendments to
         the Company's 1995
         Director Stock Option Plan. 219,241,317   13,981,901   1,860,687       1,003

3.       Approval of the Company's
          1998 Employee  Stock
          Purchase Plan and 1998
          International Employee
          Stock Purchase Plan and
          reservation of 3,000,000
          shares of Common Stock
          for issuance thereunder.   225,346,563    8,117,819   1,619,526       1,000

4.    Ratification of Arthur
         Andersen LLP as
         Independent Auditors        231,724,940    2,450,658     909,310           -

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: John E. Nolan, The Honorable John E. Sheehan, Robert P. Berkowitz, John R. Myers, Kim B. Edwards, Willem H. J. Andersen and Michael J. Kucha. Messrs. Edwards, Andersen and Kucha resigned as directors effective April 21, 1998.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated March 27, 1998 incorporating under Item 5 (Other Events) a press release issued by the Company on March 25, 1998 entitled "Iomega Chief Executive Officer Resigns".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           IOMEGA CORPORATION
                                              (Registrant)




                                           /s/ James E. Sierk
                                           ---------------------
Dated:   May 11, 1998                      James E. Sierk
                                           President and Chief Executive Officer



                                           /s/ Leonard C. Purkis
                                           ----------------------
Dated:   May 11, 1998                      Leonard C. Purkis
                                           Senior Vice President, Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.      Description

10.14(d)         Waiver of Credit Agreement dated March 29, 1998.

10.18            Letter Agreement between the Company and James E. Sierk dated
                 March 25, 1998.

10.19(a) Severance Agreement and General Release between the Company and Kim B. Edwards dated April 15, 1998.

10.19(b)         Secured Promissory Note dated April 15, 1998.

10.19(c)         Pledge Agreement between the Company and Kim B. Edwards dated
                 April 15, 1998.

10.19(d)         Non-Competition  and  Non-Recruitment  Agreement  between the
                 Company and Kim B. Edwards dated April 15, 1998.

27               Financial Data Schedule (only filed as part of electronic copy).

