Form 10-Q/A
period 1998-03-29
IOMEGA CORP
filed 1998-05-19
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

     PART I, Item 1., of the Company's Quarterly Report on Form 10-Q as originally filed on May 12, 1998 is being amended in its entirety to correct a typographical error caused by transmission complications. The amendment changes Additional paid-in capital from $75,814 as originally filed to $275,814. No other changes are being made by this amendment. The Financial Data Schedule (Exhibit 27) is correct as originally filed.


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

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                               March 29,          December 31,
                                                    1998                  1997
                                                        (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                          $ 219,650             $ 257,281
     Accrued payroll, vacation and bonus          16,461                31,728
     Deferred revenue                             35,235                42,423
     Income taxes payable                         13,545                22,440
     Accrued advertising                          37,776                32,628
     Other accrued liabilities                    54,872                52,613
     Current portion of capitalized lease
        obligations                                5,259                 5,505
                                               ---------             ---------
         Total current liabilities               382,798               444,618
                                               ---------             ---------

CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                        2,884                 2,939
                                               ---------            ----------
NOTES PAYABLE                                     30,000                     -
                                               ---------            ----------
DEFERRED INCOME TAXES                              1,702                10,334
                                               ---------            ----------
CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                              45,683                45,683
                                               ---------            ----------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
        authorized 4,750,000 shares,
        none issued                                    -                     -
     Series C, Junior Participating
        Preferred Stock, authorized
        250,000 shares, none issued                    -                     -
     Common Stock, $.03 1/3 par value;
        authorized  400,000,000  shares,
        issued 264,060,257 and
        262,264,830 shares at March 29, 1998
        and December 31, 1997, respectively        8,801                 8,741
     Additional paid-in capital                  275,814               273,826
     Less:  806,753 and 829,210 Common
        Stock treasury shares
        at March 29, 1998 and
        December 31, 1997, respectively,
        at cost                                   (6,070)               (6,099)
     Deferred compensation                          (251)                 (336)
     Retained earnings                           163,357               181,933
                                               ---------            ----------

         Total stockholders' equity              441,651               458,065
                                               ---------            ----------

                                               $ 904,718            $  961,639
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




                                           IOMEGA CORPORATION
                                              (Registrant)





                                           /s/ Leonard C. Purkis
                                           ----------------------
Dated:   May 19, 1998                      Leonard C. Purkis
                                           Senior Vice President, Finance
                                           and Chief Financial Officer