Form 10-Q
period 1998-06-28
IOMEGA CORP
filed 1998-08-12
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998


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


                                  Yes X     No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 28, 1998.

Common Stock, par value $.03 1/3                                 266,656,080
     (Title of each class)                                    (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS
                                                                           Page
                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

         Condensed consolidated balance sheets at June 28, 1998
              and December 31, 1997....................................       3

         Condensed consolidated statements of operations for the three months
              ended June 28, 1998 and June 29, 1997....................       5

         Condensed consolidated statements of operations for the six months
              ended June 28, 1998 and June 29, 1997 ...................       6

         Condensed consolidated statements of cash flows for the six months
              ended June 28, 1998 and June 29, 1997....................       7

         Notes to condensed consolidated financial statements..........       9

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................      16


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.............................................      28

Item 2.  Changes in Securities and Use of Proceeds.....................      30

Item 5.  Other Information ............................................      31

Item 6.  Exhibits and Reports on 8-K...................................      32

Signatures.............................................................      33

Exhibit Index..........................................................      34

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements relating to the expected return to profitability in the fourth quarter of 1998; the sufficiency of cash and cash equivalent balances and available sources of financing; projected effective tax rates; expected increases in inventory turns; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels, and the mix between Zip, Jaz and Ditto products; anticipated expenditures (and the level of such expenditures as a percentage of sales) for selling, general and administrative purposes and research and development activities; the Company's plans to reduce operating expenses during the remainder of 1998; timetable for introducing Clik! products; the anticipated negative impact on gross margins due to Clik! start-up costs; the possible impact on future sales due to potential quality issues or component shortages; expected gross margin percentages for the remainder of 1998; expected sales levels due to seasonal demand; effect of Asian economic downturn on future sales; expected cash flows in the second half of the year; the possible effects of an adverse outcome in legal proceedings described in Item 1 of Part II; the Company's efforts to protect its intellectual property rights; estimated additional expenditures associated with the Company's transition to new computer systems; and the anticipated Year 2000 compliance of such systems and the Company's hardware and utility software products . Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under, and in the paragraph immediately preceding, the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q.


                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                 (In thousands)

                                                 June 28,          December 31,
                                                     1998                  1997
                                              -----------           -----------
                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                $    68,142         $     159,922
     Temporary investments                              -                36,319
     Trade receivables, net                       143,299               280,182
     Inventories                                  280,411               246,383
     Income tax receivable                         17,985                     -
     Deferred tax assets                           58,116                47,996
     Other current assets                          16,568                11,982
                                              -----------           -----------

         Total current assets                     584,521               782,784
                                              -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, at cost            317,198               272,219
     Less:  Accumulated depreciation and
             amortization                        (123,483)              (96,550)
                                              -----------           -----------

     Net property, plant and equipment            193,715               175,669
                                              -----------           -----------

OTHER ASSETS                                        7,031                 3,186
                                              -----------           -----------

                                              $   785,267           $   961,639
                                              ===========           ===========











                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                 June 28,          December 31,
                                                     1998                  1997
                                              -----------         -------------
                                              (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                         $ 123,176           $     257,281
     Accrued payroll, vacation and bonus         19,293                  31,728
     Deferred revenue                            19,785                  42,423
     Income taxes payable                             -                  22,440
     Accrued advertising                         41,545                  32,628
     Other accrued liabilities                   64,846                  52,613
     Current portion of capitalized lease
      obligations                                 5,059                   5,505
                                              ---------             -----------
         Total current liabilities              273,704                 444,618
                                              ---------             -----------

CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                       1,343                   2,939
                                              ---------             -----------
NOTES PAYABLE                                    60,000                       -
                                              ---------             -----------
DEFERRED INCOME TAXES                                 -                  10,334
                                              ---------             -----------
CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                             45,683                  45,683
                                              ---------             -----------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
        authorized 4,750,000 shares,
        none issued                                    -                     -
     Series C, Junior Participating
        Preferred Stock, authorized
        250,000 shares, none issued                    -                     -
     Common Stock, $.03 1/3 par value;
        authorized  400,000,000  shares,
        issued 267,477,329 and
        262,264,830 shares at June 28, 1998
        and December 31, 1997, respectively        8,915                  8,741
     Additional paid-in capital                  278,352                273,826
     Less:  821,249 and 829,210 Common
        Stock treasury shares
        at March 29, 1998 and
        December 31, 1997, respectively,
        at cost                                   (6,177)                (6,099)
     Deferred compensation                             -                   (336)
     Retained earnings                           123,447                181,933
                                              ----------            -----------

         Total stockholders' equity              404,537                458,065
                                              ----------            -----------

                                              $  785,267          $     961,639
                                              ==========          =============

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                 For the Three Months Ended
                                                 --------------------------
                                                June 28,              June 29,
                                                    1998                  1997
                                                --------              --------
                                                          (Unaudited)
SALES                                           $ 393,831            $  400,162

COST OF SALES                                     299,607               282,703
                                                ---------            ----------
     Gross margin                                  94,224               117,459
                                                ---------            ----------

OPERATING EXPENSES:
     Selling, general and administrative          124,399                60,816
     Research and development                      30,303                17,007
                                                ---------            ----------
         Total operating expenses                 154,702                77,823
                                                ---------            ----------

OPERATING INCOME (LOSS)                           (60,478)               39,636
     Interest and other income (expense), net        (918)                  598
                                                ---------            ----------

INCOME (LOSS) BEFORE INCOME TAXES                 (61,396)               40,234
     Benefit (provision) for income taxes          21,486               (14,025)
                                                ---------            ----------

NET INCOME (LOSS)                               $ (39,910)           $   26,209
                                                =========            ==========

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
     Basic                                      $   (0.15)           $     0.10
                                                =========            ==========
     Diluted                                    $   (0.15)           $     0.09
                                                =========            ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Notes 1 and 2)                265,464               259,044
                                                =========            ==========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Assuming Dilution (Notes 1 and 2)   265,464               282,154
                                                =========            ==========








                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                   For the Six Months Ended
                                                   ------------------------
                                                 June 28,              June 29,
                                                     1998                  1997
                                                ---------             ---------
                                                          (Unaudited)
SALES                                           $ 801,331             $ 761,506

COST OF SALES                                     604,971               536,768
                                                ---------             ---------
     Gross margin                                 196,360               224,738
                                                ---------             ---------

OPERATING EXPENSES:
     Selling, general and administrative          232,341               115,176
     Research and development                      53,436                31,724
                                                ---------             ---------
         Total operating expenses                 285,777               146,900
                                                ---------             ---------

OPERATING INCOME  (LOSS)                          (89,417)               77,838
     Interest and other income (expense), net        (481)               (2,274)
                                                ---------             ---------

INCOME (LOSS) BEFORE INCOME TAXES                 (89,898)               75,564
     Benefit (provision) for income taxes          31,412               (26,341)
                                                ---------             ---------

NET INCOME (LOSS)                               $ (58,486)            $  49,223
                                                =========             =========

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
     Basic                                      $   (0.22)            $    0.19
                                                =========             =========
     Diluted                                    $   (0.22)            $    0.18
                                                =========             =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Notes 1 and 2)                263,878               258,165
                                                =========             =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Assuming Dilution (Notes 1 and 2)   263,878               281,411
                                                =========             =========









                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                     For the Six Months Ended
                                                     ------------------------
                                                       June 28,        June 29,
                                                           1998            1997
                                                      ---------       ---------
                                                              (Unaudited)
Cash Flows from Operating Activities:
     Net Income (Loss)                               $   (58,486)     $  49,223
     Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization                    30,218         16,787
         Deferred income tax provision (benefit)         (20,454)         2,692
         Tax benefit from dispositions of employee
            stock                                          1,954          1,266
         Other                                             2,641            306
     Changes in Assets and Liabilities:
         Trade receivables, net                          136,883        (33,377)
         Inventories                                     (34,028)        21,378
         Other current assets                             (4,199)        16,151
         Accounts payable                               (134,105)         8,511
         Accrued liabilities                             (13,923)        11,659
         Income taxes                                    (40,425)         8,279
                                                     -----------      ---------
             Net cash provided by (used in) operating
                 activities                             (133,924)       102,875
                                                     -----------      ---------

Cash Flows from Investing Activities:
     Purchase of property, plant and equipment           (49,514)       (27,435)
     Purchase of temporary investments                         -        (11,790)
     Sale of temporary investments                        36,319              -
     Net increase in other assets                         (3,845)           (16)
                                                     -----------      ---------
         Net cash used in investing activities           (17,040)       (39,241)
                                                     -----------      ---------

Cash Flows from Financing Activities:
     Proceeds from sales of Common Stock                   2,914          1,906
     Proceeds from issuance of notes payable              60,000         87,295
     Payments on notes payable and capitalized
         lease obligations                                (3,265)      (135,799)
     Purchase of Common Stock                               (465)        (1,736)
                                                     -----------      ---------
         Net cash provided by (used in) financing
             activities                                   59,184        (48,334)
                                                     -----------      ---------

Net Increase (Decrease)  in Cash and Cash
    Equivalents                                          (91,780)        15,300
Cash and Cash Equivalents at Beginning of Period         159,922        108,312
                                                     -----------      ---------
Cash and Cash Equivalents at End of Period           $    68,142      $ 123,612
                                                     ===========      =========





                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)

                                 (In thousands)

                                                    For the Six Months Ended
                                                    ------------------------
                                                     June 28,          June 29,
                                                         1998              1997
                                                    ---------         ---------
                                                           (Unaudited)
Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed under
         capitalized lease obligations               $    1,223       $   3,342
                                                     ==========       =========

     Issuance of Common Stock for compensation       $      360       $       -
                                                     ==========       =========

     Conversion of Subordinated Notes to
         Common Stock                                $        -       $      49
                                                     ==========       =========


























                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 28, 1998 and December 31, 1997, the results of operations for the three- and six-month periods ended June 28, 1998 and June 29, 1997, and cash flows for the six-month periods ended June 28, 1998 and June 29, 1997.

         The results of operations for the three- and six-month periods ended June 28, 1998 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $19.8 million and $42.4 million at June 28, 1998 and December 31, 1997, respectively, and is included in deferred revenue in the accompanying condensed consolidated balance sheets.

         Price Protection and Volume Rebates - The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the reduced price on units in the customers' inventories at the date of the price decrease.

                               IOMEGA CORPORATION

         When a price decrease is anticipated, the Company  establishes reserves
         against  gross  accounts   receivable  for   amounts  estimated  to  be
         reimbursed to the qualifying customers.

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $34.7 million and $28.5 million at June 28, 1998 and December 31, 1997, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Foreign Currency Translation - For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

         Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, option rate preferred stock and taxable municipal bonds and notes and are recorded at cost, which approximates market. Instruments with maturities in excess of three months are classified as temporary investments. The Company has classified its entire portfolio of temporary investments at December 31, 1997, as held-to-maturity. These temporary investments consisted primarily of commercial paper and municipal bonds. At December 31, 1997, all temporary investments had maturities of less than six months. There were no temporary investments at June 28, 1998.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                     June 28,          December 31,
                                         1998                  1997
                                  -----------         -------------

              Raw materials       $   180,657         $     130,049
              Work-in-process          20,107                18,714
              Finished goods           79,647                97,620
                                  -----------         -------------

                                  $   280,411         $     246,383
                                  ===========         =============



                               IOMEGA CORPORATION

         Reclassifications - Certain reclassifications were made to the prior periods' condensed consolidated financial statements to conform with the current period presentation.

         Net Income (Loss) Per Common Share - Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the three- and six-month periods ended June 29, 1997, were determined under the assumption that the convertible subordinated notes were converted on January 1, 1997. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to the weighted average shares outstanding. Net income (loss) per common share amounts and share data have been restated for all periods presented to reflect Basic and Diluted EPS and the stock split described in Note 2.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented (in thousands, except per share data):

                                    Net Income (Loss)         Shares   Per-Share
                                          (Numerator)  (Denominator)      Amount

         For the Three Months Ended

         June 28, 1998
         Basic EPS                        $  (39,910)        265,464   $  (0.15)
            Effect of options                      -               -
            Effect of convertible
               subordinated notes                  -               -
                                          ----------       ---------
         Diluted EPS                      $  (39,910)        265,464   $  (0.15)
                                          ==========       =========

         June 29, 1997
         Basic EPS                        $   26,209         259,044   $   0.10
            Effect of options                      -          13,858
            Effect of convertible
               subordinated notes                501           9,252
                                          ----------       ---------
         Diluted EPS                      $   26,710         282,154   $   0.09
                                          ==========       =========


                               IOMEGA CORPORATION

                                    Net Income (Loss)         Shares   Per-Share
                                          (Numerator)  (Denominator)      Amount

         For the Six Months Ended

         June 28, 1998
         Basic EPS                        $  (58,486)        263,878   $  (0.22)
            Effect of options                      -               -
            Effect of convertible
               subordinated notes                  -               -
                                          ----------         -------
         Diluted EPS                      $  (58,486)        263,878   $  (0.22)
                                          ==========         =======


         June 29, 1997
         Basic EPS                        $   49,223         258,165   $   0.19
            Effect of options                      -          13,989
            Effect of convertible
               subordinated notes              1,002           9,257
                                          ----------         -------
         Diluted EPS                      $   50,225         281,411   $   0.18
                                          ==========         =======


         Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999.

         The Company plans to adopt SFAS 131 in its December 31, 1998 financial statements and SFAS 133 in its first fiscal quarter of 2000 financial statements and does not expect these pronouncements to have a material impact on the Company's results of operations, financial position or liquidity.

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

                               IOMEGA CORPORATION

(3)      INCOME TAXES

         Income tax benefit for the three- and six-months ended June 28, 1998 has been provided for at an effective rate of 35%. This tax rate is based on the Company's projected mix of domestic and foreign pre-tax income (loss) for 1998.

         U.S.  taxes  have not  been provided  for unremitted  foreign  earnings
         which   are  considered  to  be  permanently   reinvested  in  non-U.S.
         operations.

         Cash paid for income taxes was $28.0 million for the first six months of 1998 and $13.8 million for the corresponding period in 1997.

(4)      DEBT

         Notes Payable - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998, the Company and the lenders have agreed to several amendments to and waivers under the Credit Facility (as most recently amended, effective July 15, 1998, the "Credit Facility"). The Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property, and a pledge of 65% of the stock of certain of the Company's subsidiaries (and all of the shares of Nomai owned by the Company, up to a maximum of 65% of all issued and outstanding shares of Nomai). Borrowing availability under the amended Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million with a floor of $110 million through May 1999. Under the amended Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of .88% to 1.63%, for the first year, and thereafter between 0.0% and 1.63% depending on the Company's profitability and utilization of the amended Credit Facility, or at LIBOR plus a margin of 2.0% to 2.75%, for the first year, and thereafter between 1.25% and 2.75% depending on the Company's profitability and utilization of the amended Credit Facility. Among other restrictions, the amended Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings. The Company had $60 million outstanding under the Credit Facility at June 28, 1998. The Company did not have additional availability under the Credit Facility at June 28, 1998, because of facts and circumstances that existed as of June 28, 1998, which with time, in the absence of amendments, would have caused the Company to be in violation of certain covenants. The amended Credit Facility resolved any violations of debt covenants that may have existed as of June 28, 1998, and provided availability under the Credit Facility as of that date.

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36- to 60-months and mature at various dates from July 1998 to January 2001. Principal and

                               IOMEGA CORPORATION
         interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture.

 (5)     OTHER MATTERS

         Significant Customers - During the three months and six months ended June 28, 1998, sales to Ingram Micro, Inc. accounted for approximately 11.0% and 13.9%, respectively, of consolidated sales. During the three months and six months ended June 29, 1997, sales to Ingram Micro, Inc. accounted for 12.0% and 13.0%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At  June  28,  1998  outstanding   forward  exchange  sales  (purchase)
         contracts, which all mature in September 1998, were as follows:

                                                            Contracted
                  Currency                     Amount     Forward Rate

                  British Pound           (1,100,000)              .60
                  Dutch Guilder           (1,800,000)             2.02
                  French Franc              (450,000)             6.01
                  German Mark             (6,275,000)             1.79
                  Irish Punt                (250,000)              .72
                  Japanese Yen           795,000,000            139.02
                  Malaysian Ringgit      (11,000,000)             4.07
                  Singapore Dollar        (2,350,000)             1.67
                  Swiss Franc             (1,800,000)             1.49


         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At June 28, 1998, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                               IOMEGA CORPORATION

(6)      SUBSEQUENT  EVENT

         Effective July 1, 1998, Iomega Corporation purchased an interest in Nomai, S.A., a France-based manufacturer of removable storage systems, from Nomai's principal and other major shareholders, for 188 French francs per share, or approximately $21 million. The interest in Nomai owned by Iomega as of July 1, 1998 constituted approximately 54% of the total shares of Nomai outstanding on that date. Iomega also acquired, for a purchase price of $3 million, certain non-infringing technology owned by Nomai and used in the manufacture of disk products Nomai claimed to be compatible with certain of the Company's Zip and Jaz drives. As required by French law, Iomega is conducting a tender offer, offering all other stockholders of Nomai the opportunity to sell their shares to Iomega for 188 French francs per share. The Company's tender offer has been reviewed by French regulatory bodies and commenced on July 27, 1998. The tender offer will remain open until August 14, 1998. The purchase of the Nomai shares, including any shares purchased as a result of the Company's pending cash tender offer, will be financed by Iomega with senior subordinated borrowings from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation. The principal and interest associated with these notes are payable on March 31, 1999. The initial interest rate is 8.7% per annum, increasing through January 1, 1999 to the greater of 12.7% per annum or the weighted-average interest rate charged under the Credit Facility at January 1, 1999 plus 2% per annum.

         The acquisition of shares of Nomai will be accounted for by Iomega using the purchase method. The excess of the purchase price over the estimated fair value of the acquired assets, less liabilities assumed, will be allocated to goodwill and other intangible assets. The Company anticipates a non-cash charge in the third quarter of 1998 due to the write-off of in-process research and development costs acquired in this transaction. Nomai sales and net loss for the year ended December 31, 1997, were $24.1 million and $7.7 million, respectively. Nomai's results will be consolidated into the Company's financial statements beginning in the third quarter of 1998. The amount of minority interest reported in the consolidated financial statements will be dependent on the results of the Company's tender offer.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $393.8 million and a net loss, before special charges, of $33.8 million, or $(0.13) per diluted share, in the second quarter of 1998. This compares to sales of $400.2 million and net income of $26.2 million, or $0.09 per diluted share, in the second quarter of 1997. In the second quarter of 1998, the Company recorded special pre-tax charges of $9.4 million, or $(.02) per diluted share, related to cost reduction efforts, including employee severance and outplacement charges, cash and non-cash write-offs of facility related assets and miscellaneous cancellation charges for marketing programs that were discontinued. The total after-tax loss for the second quarter of 1998, including these special charges, was $39.9 million or $(0.15) per diluted share. For the first six months of 1998, sales were $801.3 million and net loss, including the second quarter special charges, was $58.5 million, or $(0.22) per diluted share, compared to sales of $761.5 million and net income of $49.2 million or $0.18 per diluted share for the first six months of 1997.

Management does not expect the Company to return to profitability until the fourth quarter of 1998. The Company has announced plans to reduce operating expenses during the second half of 1998 through cost reduction measures, reorganization and efforts to decrease advertising and other sales and marketing expenses, legal expenses, information system costs and other discretionary spending. Management estimates that these planned reductions in operating expenses will reduce total operating expenses during the second half of 1998 by more than $50 million compared to the first six months of 1998. The planned reductions in operating expenses do not include the special charge from the second quarter or any non-cash charges during the third quarter of 1998 related to the acquisition by the Company of an interest in Nomai.

SALES

Sales for the three months ended June 28, 1998 decreased by $6.3 million, or 1.6%, when compared to the corresponding period of 1997. Total drive sales of $222.5 million decreased by 11.3% as compared to the second quarter of 1997. Total unit drive shipments for the three months ended June 28, 1998 increased by 18.2% as compared to the second quarter of 1997. Total disk sales of $171.4 million increased by 15.4% as compared to the second quarter of 1997. Total unit disk shipments for the three months ended June 28, 1998 increased by 38.7% as compared to the second quarter of 1997.

Sales of Zip products in the second quarter of 1998 totaled $284.5 million, or 72.2% of total sales, representing a 10.2% increase from the second quarter of 1997. Zip unit drive shipments increased by 34.9% from the second quarter of 1997, while Zip unit disk shipments increased by 43.9%. Sales of Zip OEM drives accounted for approximately 50% of total Zip drive shipments in the second quarter of 1998, compared to approximately 30% in the second quarter of 1997.

 Jaz product sales in the second quarter of 1998 were $86.8 million, or 22.0% of total sales, representing a 22.9% decrease from the second quarter of 1997. Jaz unit drive shipments decreased by 25.3% as compared to the second quarter of 1997, while Jaz unit disk shipments increased by 4.5%.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Ditto product sales in the second quarter of 1998 were $20.7 million, or 5.3% of total sales, representing a 28.4% decline from the second quarter of 1997. Ditto unit drive shipments decreased by 57.6% as compared to the second quarter of 1997, while Ditto unit disk shipments decreased by 27.5%.

Sales for the six months ended June 28, 1998 increased by $39.8 million, or 5.2%, when compared to the corresponding period of 1997. Sales of Zip products totaled $550.6 million, or 68.7% of total sales, representing a 16.7% increase from the corresponding period of 1997. Jaz product sales totaled $197.1 million, or 24.6% of total sales, representing an 11.1% decrease from the corresponding period of 1997.

Sales of Ditto products totaled $51.5 million, or 6.4% of total sales, representing a 20.2% decrease from the corresponding period of 1997.

Sales in the Americas were $257.5 million, or 65.3% of total sales, in the second quarter of 1998, as compared to $247.3 million, or 61.8% of total sales, in the second quarter of 1997. Sales in Europe were $93.2 million, or 23.6% of total sales, in the second quarter of 1998, as compared to $107.5 million, or 26.9% of total sales, in the second quarter of 1997. Sales in Asia were $43.1 million, or 10.9% of total sales, in the second quarter of 1998, as compared to $45.4 million, or 11.3% of total sales, in the second quarter of 1997.

Sales in the Americas were $555.7 million, or 69.3% of total sales in the first six months of 1998, as compared to $473.8 million, or 62.2% of total sales, for the first six months of 1997. Sales in Europe were $182.5 million, or 22.8% of total sales, in the first six months of 1998, as compared to $214.8 million, or 28.2% of total sales, for the first six months of 1997. Sales in Asia were $63.1 million, or 7.9% of total sales, in the first six months of 1998, as compared to $72.9 million, or 9.6% of total sales, for the first six months of 1997.

GROSS MARGIN

The Company's overall gross margin was 23.9% in the second quarter of 1998, as compared to 29.4% in the second quarter of 1997. Overall gross margin percentage for the first six months of 1998 was 24.5%, as compared to 29.5% for the first six months of 1997. This decrease in gross margin was due primarily to a higher percentage of Zip drives shipped to the OEM channel, where prices and margins are lower than drives sold to distribution and retail channels. In addition, decreased prices on Zip and Jaz products, as compared to the second quarter of 1997, contributed to the decline in the gross margin percentage. Future gross margin percentage will continue to be impacted by the percentage of OEM drive sales versus retail and distribution sales. Gross margins for the remainder of 1998 will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives, and between Zip, Jaz and Ditto products. Additionally, management expects that the planned introduction of Clik! products during the second half of 1998 will initially have a negative impact on gross margins due to start-up costs associated with early production volumes. In the event of a delay in the planned commercial availability of Clik!, such negative impact may be greater. The Company expects gross margin percentages to be in the mid twenty percent range for the remainder of 1998. However, there can be no assurance that the expected results will be realized.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $63.6 million and $117.2 million in the second quarter and first six months of 1998, respectively, when compared to the corresponding periods of 1997, and increased as a percentage of sales to 31.6% and 29.0% in the second quarter and first six months of 1998, respectively, from 15.2% and 15.1%, respectively, in each of the corresponding periods in 1997. Included in selling, general and administrative expenses in the second quarter of 1998 was a special pre-tax charge of $9.4 million representing expenses associated with cost reduction measures implemented by the Company to improve financial performance and included as employee severance and outplacement charges, cash and non-cash write-offs for facility related assets and miscellaneous cancellation charges for marketing programs that were discontinued. Excluding this charge, selling, general and administrative expenses increased by $54.2 million and $107.8 million and represented 29.2% and 27.8% of sales in the second quarter and first six months of 1998, respectively. The increase was primarily due to a combination of substantial marketing and advertising program expenditures in the first and second quarters of 1998, increased spending on marketing and advertising programs in Europe and Asia in the second quarter of 1998, increased spending on other, non-advertising related sales and marketing activities primarily due to international expansion, increased spending on customer satisfaction programs and an increase in other general and administrative expenses, comprised mainly of information system expenditures and legal fees. Management is focused on bringing selling, general and administrative expenses back to a range of 15% to 20% of sales. However, the Company's success in achieving this depends in part on the levels of sales achieved during the remainder of 1998 and there can be no assurance that the Company's cost reduction measures, reorganization and other efforts to reduce the percentage of sales represented by selling, general and administrative expenses will be successful.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the second quarter and first six months of 1998 increased by $13.3 million, or 78.2%, and $21.7 million, or 68.4%, respectively, when compared to the second quarter and first six months of 1997, and increased as a percentage of sales to 7.7% and 6.7%, respectively, in the second quarter and first six months of 1998, from 4.3% and 4.2%, respectively, in the second quarter and first six months of 1997. Increased spending for Clik! development represents approximately half of the increase. The remainder of the increase was the result of expenditures related to the continued development and enhancement of Zip and Jaz products. Management is targeting the level of spending for research and development during the remainder of 1998 to be in the range of between 3% to 5% of sales to support planned new product development and existing product enhancements. However, the Company's success in achieving this depends in part on the levels of sales achieved during the remainder of 1998 and there can be no assurance that efforts to reduce the percentage of sales represented by research and development expenses will be successful.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER INCOME AND EXPENSE

The Company recorded interest income of $0.9 million and $2.6 million in the second quarter and first six months of 1998, as compared to $1.4 million and $2.5 million in the second quarter and first six months of 1997, respectively. Slightly lower average cash balances during the second quarter of 1998 resulted in a decrease in interest income when compared to the corresponding period of 1997. Interest expense was $2.2 million and $3.4 million in the second quarter and first six months of 1998, respectively, as compared to $1.2 million and $3.7 million in the second quarter and first six months of 1997, respectively. The increase in interest expense during the second quarter of 1998 was primarily due to increased average borrowings outstanding under the Company's credit facility during the quarter that were partially offset by the retirement of a promissory note for the purchase of the Company's manufacturing facility in Malaysia and the repayment of other term notes during 1997.

Also included in other income and expense were bank charges, royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the first six months of 1998, the Company recorded an income tax benefit of $31.4 million, representing an effective income tax rate of 35%. The Company expects its effective tax rate to remain at approximately 35% for the remainder of 1998. However, differences between the currently anticipated mix and the actual mix of foreign income versus domestic income, along with the ability of the Company to permanently invest foreign earnings outside of the U.S. and its ability to meet the requirements for favorable tax treatment in certain jurisdictions outside of the U.S. could impact the Company's effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company had cash and cash equivalents of $68.1 million, working capital of $310.8 million, and a ratio of current assets to current liabilities of 2.1 to 1. During the first six months of 1998, the Company used $133.9 million of cash for operating activities. The primary components of cash used for operating activities were the net operating loss, increased inventory and reductions in accounts payable and accrued liabilities that were partially

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


offset by decreases in accounts receivable. Inventory increased by $34.0 million due primarily to lower than anticipated sales in the first and second quarters of 1998. Inventory turns were 4.3 for the second quarter of 1998 as compared to
7.5 for the second quarter of 1997. Management expects inventory turns to increase in future quarters as the Company continues to implement changes to the Company's procurement and manufacturing processes to a demand pull model. However, there can be no assurance as to the success or the timing of the expected increase in inventory turns. Accounts payable decreased by $134.1 million, due primarily to timing of inventory receipts and related payments to vendors. Accrued liabilities decreased by $13.9 million due primarily to decreases in deferred revenue, accrued payroll and related liabilities that were partially offset by increases in accrued advertising and accrued special charges included in other accrued liabilities. Income taxes payable decreased as a result of the payment of 1997 income taxes and the Company recognizing a benefit for income taxes that resulted in an income tax receivable as of June 28, 1998.

These uses of cash were partially offset by a $136.9 million decrease in net accounts receivable, due primarily to decreased sales and the timing of sales and collections during the respective periods. The Company used $17.0 million of cash in investing activities during the first six months of 1998, primarily in the purchase of property, plant and equipment that was partially offset by the sale of temporary investments. Cash provided by financing activities totaled $59.2 million during the first six months of 1998, and included $60.0 million of proceeds from borrowings on the Company's Credit Facility, and proceeds of $2.9 million from sales of Common Stock under employee stock option agreements, partially offset by $3.3 million in net payments on capitalized lease obligations.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998, the Company and the lenders have agreed to several amendments to and waivers under the Credit Facility (as most recently amended, effective July 15, 1998, the "Credit Facility"). The Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property, and a pledge of 65% of the stock of certain of the Company's subsidiaries (and all of the shares of Nomai owned by the Company, up to a maximum of 65% of all issued and outstanding shares of Nomai). Borrowing availability under the amended Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million with a floor of $110 million through May 1999. Under the amended Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of .88% to 1.63%, for the first year, and thereafter between 0.0% and 1.63% depending on the Company's profitability and utilization of the amended Credit Facility, or at LIBOR plus a margin of 2.0% to 2.75%, for the first year, and thereafter between 1.25% and 2.75% depending on the Company's profitability and utilization of the amended Credit Facility. Among other restrictions, the amended Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company had $60 million outstanding under the Credit Facility at June 28, 1998. The Company did not have additional availability under the Credit Facility at June 28, 1998, because of facts and circumstances that existed as of June 28, 1998, which with time, in the absence of amendments, would have caused the Company to be in violation of certain covenants. The amended Credit Facility resolved any violations of debt covenants that may have existed as of June 28, 1998, and provided availability under the Credit Facility as of that date. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers on terms acceptable to the Company, if at all. Loss of the Credit Facility would require the Company to find an alternative source of funding which could have a material adverse effect on the Company's business and financial results.

The current and long-term portions of capitalized lease obligations at June 28, 1998 were $5.1 million and $1.3 million, respectively. During the second quarter of 1997, the Company paid the entire $18 million obligation, plus accrued interest, relating to the purchase of its Malaysian manufacturing facility. In addition, during the second and third quarters of 1997, the Company paid off all remaining other term notes relating to equipment purchases.

The Company had $45.7 million of convertible subordinated notes outstanding at June 28, 1998, which bear interest at 6.75% per year and mature on March 15, 2001. Additions to property, plant and equipment during the first six months of 1998 totaled $50.7 million, partially offset by $1.2 million in proceeds from capital leases.

Subsequent to June 28, 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, pursuant to a series of three senior subordinated notes. The principal and interest associated with these notes are payable on March 31, 1999. The initial interest rate is 8.7% per annum, increasing through January 1, 1999 to the greater of 12.7% per annum or the weighted-average interest rate charged under the Credit Facility at January 1, 1999 plus 2% per annum. The proceeds of these notes were used for the cash purchase of a majority interest in Nomai, S.A. a France-based manufacturer of removable storage systems, from its principal and other major shareholders, and to conduct a cash tender offer for the remaining shares, as required by French law. In the event that proceeds from the notes exceed the cost of the shares purchased, the excess amount shall be prepaid upon expiration of the tender offer.

The Company expects to generate positive cash flow for the second half of the year, before taking in to account Nomai acquisition costs, but anticipates being cash flow negative for the year. The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, the precise amount and timing of the Company's future financing needs, including the funds necessary to repay the senior subordinated notes due March 31, 1999 related to the Nomai transaction cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


progress of the Company's product development efforts, the number of Nomai shares acquired in the tender offer, the success of the Company's integration of Nomai and the success of the Company in managing its inventory, accounts receivable and accounts payable.

OTHER MATTERS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements issued for fiscal years beginning  after  December  15, 1997.  In June 1998,  the  Financial  Accounting
Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company plans to adopt SFAS 131 in its December 31, 1998, financial statements and SFAS 133 in its first fiscal quarter of 2000 financial statements and does not expect these statements to have a material impact on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1998, the Company's future operating results will depend in large part on the success of those products in the market. Although the Company believes there is a market demand for removable data storage solutions for personal computers, there can be no assurance that the Company will be successful in establishing Zip and Jaz as the preferred solutions for that market need. The extent to which Zip and Jaz achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors , including, without limitation, the LS-120, or SuperDisk (product co-developed by the consortium of Compaq Computer, Imation O.R. Technology and
MKE), the SyJet 1.5 GB, EZ Flyer 230 and SparQ 1.0 GB (products of Syquest Technology, Inc.), the Shark 250 (product of Avatar Peripherals, Inc.), HiFD (product in development by Sony Corporation and Fuji Photo Film Co., Ltd.), the UHD144 (Product in development by Caleb Technology Corporation), CD-R and CD-RW drives, announced developments of rewritable DVD drives and media, and announced products in development by Terastor Corporation; the success of any third party in creating and marketing media intended for use with the Company's drive products; the success of the Company in meeting targeted availability dates for enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer products containing the Company's drives; the ability of the Company to create demand for Zip and Jaz, including

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


demand from leading personal computer and other manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from consumer class action suits filed against the Company; and the overall market demand for personal computers with which the Company's products can be used.

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

Sales of Zip products in 1997 and the first six months of 1998 accounted for a significant majority of the Company's revenues in these periods. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in 1997 and in the first six months of 1998 should not be assumed to be an indication of future sales levels. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results.
Moreover, because the Company's expense levels (including budgeted selling, general, and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income and cash flow. For example, in the first and second quarters of 1998, the Company's operating expenses as a percentage of sales fell outside of management's operating model resulting in net operating losses for both quarters. In addition, the Company's stock price, like other high-technology companies' stock prices, could be subject to fluctuations in response to actual or anticipated variations in operating results, as well as changes in analysts' earnings estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Corporation.

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

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is in the process of evolving from an aftermarket business to an OEM business. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, as the concentration of sales to OEM customers continues to evolve, a relatively small number of major customers will represent a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

During the second quarter of 1998, the Company announced the implementation of a comprehensive series of cost reductions intended to improve financial performance. Management estimates that these planned reductions in operating expenses including efforts to decrease advertising and other sales and marketing expenses, legal expenses, information system costs and other discretionary spending will reduce total operating expenses during the second half of 1998 by more than $50 million compared to the first six months of 1998. However, there can be no assurance that the Company's cost reduction measures, reorganization and other efforts to reduce operating expenses will be successful. The Company is also in the process of implementing Six Sigma quality initiatives intended to make substantial product and process quality improvements and reduce costs. However, there can be no assurance that the Company's quality initiatives will be successful in providing substantial product and process improvements and in reducing costs.

The Company expects to record a non-cash charge in the third quarter of 1998 due to the write-off of in-process research and development costs related to the acquisition by the Company of an interest in Nomai. The amount of the non-cash charge has not yet been determined. The Company is conducting a tender offer, as required by French law, for the shares of Nomai which it does not yet own. . The results of the tender offer will impact the Company's third quarter non-cash charge related to the write-off of in-process research and development costs and the amount of goodwill recorded and amortized and will also affect the amount of cash expended to acquire a majority interest in Nomai. The Company is aware that, beginning July 27, 1998, the day on which Iomega's tender offer commenced, a broker representing one or more parties, began purchasing shares of Nomai for 189 French francs per share (or 1 French franc more than the Company is offering). A certain minority shareholder in Nomai has objected to the purchase price offered by Iomega in its legally mandated tender offer and has inquired about the fairness to Nomai of the Technology Assignment Agreement between the Company and Nomai. Nomai was not profitable for the year ended December 31, 1997 or for the first six months of 1998 and there can be no assurance that Nomai will return to profitability in the future. Nomai's results will be consolidated with Iomega's results beginning in the third quarter of 1998. It is anticipated that the Nomai results will have a negative impact on the Company's consolidated results of operations for at least the remaining quarters of 1998.

A significant portion of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results. For example, management believes that sales in Asia were adversely affected during the fourth quarter of 1997 and the first six months of 1998 and will continue to be adversely affected due to a regional economic downturn and the devaluation of certain Asian currencies vis-a-vis the U.S. dollar. The Company cannot predict with any certainty the impact that these or other such events could have on its foreign operations.

The Company continues to refine the design of its Zip and Jaz products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its Zip and Jaz products. Certain of these suppliers are or may become competitors of the Company. As a result of these and other factors, the Company may experience problems relating to the quality, reliability and/or availability of certain of its products. For example, in the second quarter of 1997 the Company recalled a limited number of its Jaz disks and in the third quarter of 1997 the Company experienced manufacturing interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company or consumer class action suits filed against the Company as a result of these problems could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and/or subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to achieve market acceptance.

All of the factors described above for Zip and Jaz products are, or will be, relevant to Clik!. In addition to such factors, demand from digital camera and other consumer electronics manufacturers will affect the extent to which Clik! achieves a significant market presence. The Company will be entering in to additional or alternate sales channels with the introduction of Clik! products. Because the Company does not have prior experience in these new channels, there are additional risks that the Company or the Clik! products will not be successful.

In addition to the risks surrounding existing products, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. For example, the Company's Jaz 2 GB product, originally scheduled for shipment in the fourth quarter of 1997, did not ship until February 1998 and thus had a material adverse effect on the results of operations for the fourth quarter of 1997 and the first quarter of 1998. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out, and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to a third party in order to continue to market and distribute one or more of the Company's current or future products, and the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company's success will depend in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. Effective March 24, 1998, Kim
B. Edwards resigned as President and Chief Executive Officer of the Company. James E. Sierk, a member of the Company's Board of Directors, has assumed the role of President and Chief Executive Officer while the Company conducts a search for a new President and Chief Executive Officer. Effective June 5, 1998, Leonard C. Purkis resigned as Senior Vice President, Finance and Chief Financial Officer. Dan E. Strong, Vice President and Corporate Controller, has assumed the role of interim Chief Financial Officer while the Company conducts a search for a new Senior Vice President, Finance and Chief Financial Officer. The Company is also seeking to fill other key management vacancies. There can be no assurance that the Company will be successful in attracting and/or retaining key employees.

The Company is currently in the process of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of its new systems could cause substantial difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations. In addition to addressing the Company's increased computing needs, the Company's transition to new computer hardware and software systems will achieve Year 2000 compliance for these systems. The Company has incurred approximately $30 million related to the transition to the new computer hardware and software systems of which approximately 50% was capitalized and approximately 50% was expensed. The Company estimates it will incur an additional $10 million for this transition of which approximately 50% will be capitalized and approximately 50% will be expensed.

In general, the Company expects to resolve Year 2000 issues affecting its internal use software (including embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) through planned replacement or upgrades of its software applications and hardware with a goal of having all applicable internal systems Year 2000 compliant by the end of 1998.

In addition to addressing Year 2000 compliance for its own internal use systems, the Company is addressing other "Year 2000 issues" on several different fronts. The Company is in the process of assessing all Iomega-branded products for Year 2000 compliance. The Company has assigned a team to monitor and determine product compliance. The Company believes that Iomega-branded hardware and device drivers will not be adversely affected by, or have an adverse effect upon, Year 2000 compliant computer systems with respect to Year 2000 issues. The Company

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


has had or is in the process of having a third party agency test and verify that the Company's Zip, Jaz and Ditto drive products are Year 2000 compliant with computer hardware products that are also Year 2000 complaint. In addition, the Company has completed internal testing on currently shipping Zip and Jaz utility software. The Company's testing indicates Year 2000 compliance for all Zip and Jaz utility software with one exception for which the Company expects to have an upgrade available on the Company's website in the second half of 1998. The Company does not plan to charge users for obtaining the upgraded software. Testing on the Company's Ditto utility software has not yet been completed. Additionally, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors, suppliers or customers fail to achieve Year 2000 compliance, the Company's business, results of operations or financial condition could be adversely affected. In addition, there can be no assurance that the Company will not become the subject of lawsuits regarding the failure of any of the Company's products (former or present) to be Year 2000 compliant. Any such suits, if adversely determined, could have a material adverse affect on the Company's business, results of operation or financial condition.

Other factors that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage increasing volumes of production and an increasingly complex business, transportation issues, product and component pricing, competition, intellectual property rights, litigation (see "Legal Proceedings"), general economic conditions and changes or slowdowns in overall market demand for personal computer products.

                               IOMEGA CORPORATION

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Except as set forth below, or in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the period ended March 29, 1998, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On June 29, 1998, the Company announced that it had entered into a definitive settlement agreement with Nomai S.A. ("Nomai"), a French manufacturer of removable storage systems, settling all litigation, in several jurisdictions, between Iomega and Nomai and their respective affiliates. The litigation was described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the period ended March 29, 1998. Nomai initiated settlement discussions with Iomega during 1998. Based on information learned through continuing worldwide litigation, including a trial held in London during June 1998, Nomai concluded there was a substantial risk that a court may rule against it. In the settlement, Nomai agreed that Iomega's patents, trademarks, copyrights and trade secrets are valid and enforceable and that it had reproduced certain Iomega protected software in reverse engineering work for use in the manufacture of its XHD and DUO cartridges without authorization from Iomega. Accordingly, Nomai agreed not to license, manufacture or market anywhere in the world its XHD or DUO cartridges without authorization from Iomega, or any other products that may infringe Iomega's intellectual property at issue in the litigation.

During the course of settlement discussions, Nomai and Iomega began to discuss the potential benefits of an investment in Nomai by Iomega, including the possible acquisition of Nomai. These discussions led to the Stock Purchase Agreement and Technology Assignment Agreement also announced on June 29, 1998. Under the Technology Assignment Agreement, which closed on July 1, 1998, Iomega acquired, for a purchase price of $3.0 million, certain non-infringing technology used by Nomai in the manufacture of the XHD and DUO cartridges. Nomai has agreed to stop manufacturing and selling these cartridges. Under the Stock Purchase Agreement, which also closed on July 1, 1998, Iomega acquired a majority interest in Nomai, from its principal and other major shareholders, for 188 French francs per share, or approximately US$21 million in the aggregate. On July 27, 1998, following review of the offer by French regulatory authorities, Iomega commenced a tender offer, as required by French law, offering all other shareholders of Nomai the opportunity to sell their shares to Iomega. The tender offer purchase price is 188 French francs per share. The Company is aware that trading in shares of Nomai was suspended on the Bourse in Paris from June 29 until July 27, 1998, and that beginning on July 27, 1998, a broker has been purchasing shares of Nomai for 189 French Francs per share as discussed above. The Company's tender offer for Nomai shares is scheduled to remain open until August 14, 1998.

Pursuant to the comprehensive settlement agreement between Nomai and Iomega, all legal actions between the companies and/or their affiliates have either been dismissed or are expected to be dismissed shortly, following approval by the local court of the proposed dismissal. The European Commission, which has not yet acted on competition law claims filed by Nomai in October and December 1997, has been apprised of the settlement. Nomai has withdrawn it complaints and has requested the European Commission to terminate the proceedings. The principal court proceedings covered by the settlement are as follows:

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

Two related suits filed by Iomega against boeder Deutschland GmbH, a distributor of Nomai's XHD product, in the Frankfurt District Court on December 11, 1997 and February 6, 1998, also have been resolved. The first action was resolved pursuant to an agreement between the parties following the Court's grant, in part, of Iomega's request for a preliminary injunction against boeder. In the second action, the Court issued a preliminary injunction and assessed costs against boeder. Boeder did not appeal the substance of the injunction and Iomega believes that the Court of Appeals of Frankfurt's July 15, 1998 ruling rejecting boeder's appeal of the assessment of costs against boeder has resolved this action.

The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

During 1997, a consumer class-action suit against the Company, Cox v. Iomega Corporation, filed in the Chancery Court of the State of Delaware in and for New Castle County on July 16, 1997, relating to technical support, was settled and the settlement was approved by the Chancery Court on April 3, 1998. The Company has also responded to inquiries received from the Federal Trade Commission relating to certain rebate and registration card programs and certain product advertisements. The Company is engaged in discussions with the Commission staff concerning alleged violations by the Company of the FTC Act and the Mail Order Rule and is attempting to reach a resolution with the Commission that would avoid the necessity of litigating these matters. In the event such discussions do not lead to a mutually acceptable resolution, management of the Company does not believe an adverse outcome in any resulting litigation would be material.

Beginning February 10, 1998, several purported class action complaints were filed in the United States District Courts for the District of Utah and the Southern District of New York, against the Company and certain of its officers on behalf of certain persons who purchased the Company's common stock during the period from September 22, 1997 and January 22, 1998. These cases have now been consolidated in the District of Utah and a consolidated class action complaint, Karacand v. Kim B. Edwards, Leonard C. Purkis and Iomega Corporation, was filed on July 8, 1998. A separate individual suit, Ora v. Iomega Corporation, et al., was filed on May 27, 1998, in Superior Court of the State of California for the County of Los Angeles. The Karacand complaint alleges that the Company and certain of its officers violated certain federal securities laws; the Ora complaint alleges that the Company and certain of its officers violated certain federal and state securities laws and alleges that Mr. Edwards breached his duties as a director of the Company. Both complaints seek an unspecified amount of damages. Management believes that the named defendants have highly meritorious defenses to the allegations made in these lawsuits and the Company intends to vigorously defend against such allegations.

Item 2.           Change in Securities and Use of Proceeds

The Company did not sell any equity securities during the second quarter of 1998 that were not registered under the Securities Act of 1933.

On June 4, 1998, the Company's Board of Directors adopted a series of bylaw provisions relating to the conduct of stockholder meetings. The following summary of the material terms of the new bylaws is qualified in all respects by reference to the full text of the bylaw provisions included in the copy of the Company's bylaws filed as an exhibit to this Quarterly Report.

         Existing  Section 1.8  ("Voting and Proxies")   was  amended  to  allow
         proxies to be in any form  permitted by Delaware law.

         A new Section 1.11 ("Conduct of Meeting") was adopted, authorizing the Board of Directors and the officer of the Company presiding at a stockholder meeting to adopt rules, regulations and procedures for the conduct of the meeting. The new bylaw also provides a procedure for closing the polls at meetings.

         A new Section 1.12 ("Nomination of Directors") was adopted, creating a notice provision to be followed if a stockholder wishes to nominate someone for election to the Board and setting out time periods during which any such nominations must be made.

Under the new bylaw, to be timely, a stockholder's notice must be received by the Secretary at the principal executive offices of the Company as follows: (a) in the case of an election of directors at an annual meeting of stockholders, not less than 70 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 70 days, from such anniversary date, to be timely, a stockholder's notice must be so received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of the seventieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made; or (b) in the case of an election of directors at a special meeting of stockholders, not earlier than the ninetieth day prior to such special meeting and not later than the close of business on the later of the seventieth day prior to such special meeting or the tenth day following the day on which public announcement of the date of such special meeting is first made.

The stockholder's notice to the Secretary is required to set forth: (a) as to each proposed nominee (i) such person's name, age, business address and, if known, residence address, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of stock of the Company which are beneficially owned by such person, and (iv) any other information concerning such person that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (or any successor provision thereto); (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of such stockholder and (ii) the class and number of shares of the Company which are beneficially owned by such stockholder; and (c) as to the beneficial owner, if any, on whose behalf the nomination is made (i) the name and address of such beneficial owner and (ii) the class and number of shares of the Company which are beneficially owned by such person. In addition, to be effective, the stockholder's notice must be accompanied by the written consent of the proposed nominee to serve as a director if elected. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director.

         A new Section 1.13 ("Notice of Business at Annual Meeting") was adopted, creating a notice provision to be followed if a stockholder wishes to present business (other than the election of directors) at an annual meeting of stockholders and setting out time periods during which any such notice must be given.

Under the new bylaw, to be timely, a stockholder's notice must be received by the Secretary at the principal executive offices of the Company not less than 70 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 70 days, from such anniversary date, to be timely, a stockholder's notice must be so received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of the seventieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

The stockholder's notice to the Secretary is required to set forth as to each matter the stockholder proposes to bring before the annual meeting: (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, and the name and address of the beneficial owner, if any, on whose behalf the proposal is made, (c) the class and number of shares of the corporation which are beneficially owned by the stockholder and beneficial owner, if any, and (d) any material interest of the stockholder or such beneficial owner, if any, in such business. Any stockholder proposal which complies with Rule 14a-8 of the proxy rules (or any successor provision) promulgated under the Securities Exchange Act of 1934, as amended, and is to be included in the Company's proxy statement for an annual meeting of stockholders shall be deemed to comply with the requirements of Section 1.13.

Item 5.           Other Information

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company not later than November 11, 1998.

In addition, as described in more detail under Item 2 of this Quarterly Report, the Company's bylaws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be given within prescribed time frames, which generally are calculated by reference to the date of the Company's last annual meeting. The Company's 1998 Annual Meeting of Stockholders was held on April 21, 1998. Assuming that the Company's 1999 Annual Meeting of Stockholders is held during the period from April 1, 1999 to June 30, 1999 (as it is expected to be), in order to comply with the time periods set forth in the Company's bylaws, appropriate notice would need to be provided to the Secretary of the Company at its principal place of business no earlier than January 21, 1999 and no later than February 10, 1999. The advance notice provisions of the Company's bylaws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.

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




                                         IOMEGA CORPORATION
                                            (Registrant)




                                         /s/ James E. Sierk
Dated:   August 11, 1998                 James E. Sierk
                                         President and Chief Executive Officer



                                         /s/ Dan E. Strong
Dated:   August 11, 1998                 Dan E. Strong
                                         Vice President and Corporate Controller
                                         and Acting Chief Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.      Description


3.(ii).1         By-laws of the Company, as Amended.

10.14(f)         Amended and Restated Credit Agreement dated July 15, 1998.

10.20            1998 Bonus Plan

27               Financial Data Schedule (only filed as part of electronic copy).

