Form 10-Q
period 1998-09-27
IOMEGA CORP
filed 1998-11-12
CIK 352789

`
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998


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


                                    Yes    X     No
                                        ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 27, 1998.

Common Stock, par value $.03 1/3                                  267,087,105
     (Title of each class)                                    (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS
                                                                           Page
                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

         Condensed consolidated balance sheets at September 27, 1998
              and December 31, 1997......................................     3

         Condensed consolidated statements of operations for the three months
              ended September 27, 1998 and September 28, 1997............     5

         Condensed consolidated statements of operations for the nine months
              ended September 27, 1998 and September 28, 1997 ...........     6

         Condensed consolidated statements of cash flows for the nine months
              ended September 27, 1998 and September 28, 1997............     7

         Notes to condensed consolidated financial statements............     9

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    17


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...............................................    32

Item 2.  Changes in Securities and Use of Proceeds.......................    33

Item 6.  Exhibits and Reports on 8-K.....................................    33

Signatures...............................................................    34

Exhibit Index............................................................    35

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements relating to the expected return to profitability in the fourth quarter of 1998; the expected sufficiency of cash and cash equivalent balances and available sources of financing; projected effective tax rates; the anticipated impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels, and the mix between Zip, Jaz and Ditto products; anticipated expenditures (and the level of such expenditures as a percentage of sales) for selling, general and administrative purposes and research and development activities; timetable for introducing Clik! products; the anticipated negative impact on gross margins due to Clik! start-up costs; the possible impact on future sales of potential quality issues or component shortages; expected gross margin percentages for the remainder of 1998; expected sales levels due to seasonal demand; possible effects of Asian economic downturn on future sales; expected cash flows in the fourth quarter of 1998; the possible effects of an adverse outcome in legal proceedings described in Item 1 of Part II; estimated additional expenditures associated with the Company's transition to new computer systems; and the anticipated Year 2000 compliance of such systems and the Company's hardware and utility software products. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Year 2000 Readiness" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q.



                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                 (In thousands)

                                            September 27,          December 31,
                                                     1998                  1997
                                            -------------          ------------
                                             (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents              $      45,557          $    159,922
     Temporary investments                              -                36,319
     Trade receivables, net                       225,016               280,182
     Inventories                                  195,571               246,383
     Income taxes receivable                       47,536                     -
     Deferred tax assets                           54,518                47,996
     Other current assets                          20,716                11,982
                                            -------------          ------------
         Total current assets                     588,914               782,784
                                            -------------          ------------
PROPERTY, PLANT AND EQUIPMENT, at cost            348,656               272,219
     Less:  Accumulated depreciation and
             amortization                        (147,921)              (96,550)
                                            -------------          ------------
     Net property, plant and equipment            200,735               175,669
                                            -------------          ------------

INTANGIBLE AND OTHER ASSETS, net                   39,460                 3,186
                                            -------------          ------------

                                            $     829,109          $    961,639
                                            =============          ============








                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                            September 27,          December 31,
                                                     1998                  1997
                                            -------------          ------------
                                              (Unaudited)

CURRENT LIABILITIES:
     Related party notes payable (Note 5)   $      40,000          $          -
     Current portion of notes payable                 500                     -
     Accounts payable                             133,798               257,281
     Accrued payroll, vacation and bonus           19,784                31,728
     Deferred revenue                              17,848                42,423
     Income taxes payable                               -                22,440
     Accrued advertising                           31,663                32,628
     Other accrued liabilities                     60,448                52,613
     Current portion of capitalized
       lease obligations                            5,060                 5,505
                                            -------------          ------------
         Total current liabilities                309,101               444,618
                                            -------------          ------------

CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                         3,542                 2,939
                                            -------------          ------------
NOTES PAYABLE, net of current portion              61,091                     -
                                            -------------          ------------
DEFERRED INCOME TAXES                              13,580                10,334
                                            -------------          ------------
CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                               45,683                45,683
                                            -------------          ------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
        authorized 4,750,000 shares,
        none issued                                     -                     -
     Series C, Junior Participating
        Preferred Stock, authorized
        250,000 shares, none issued                     -                     -
     Common Stock, $.03 1/3 par value;
        authorized  400,000,000  shares,
        issued 267,908,354 and
        262,264,830 shares at September 27, 1998
        and December 31, 1997, respectively         8,929                 8,741
     Additional paid-in capital                   284,690               273,826
     Less:  821,249 and 829,210 Common
        Stock treasury shares
        at September 27, 1998 and
        December 31, 1997, respectively,
        at cost                                    (6,177)               (6,099)
     Deferred compensation                              -                  (336)
     Retained earnings                            108,670               181,933
                                            -------------          ------------
         Total stockholders' equity               396,112               458,065
                                            -------------          ------------

                                            $     829,109          $    961,639
                                            =============          ============

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                  For the Three Months Ended
                                            September 27,         September 28,
                                                     1998                  1997
                                             ------------          ------------
                                                        (Unaudited)

SALES                                        $    391,766          $    431,700

COST OF SALES                                     304,119               291,373
                                             ------------          ------------
     Gross margin                                  87,647               140,327
                                             ------------          ------------

OPERATING EXPENSES:
     Selling, general and administrative           72,587                72,631
     Research and development                      23,741                22,571
     Purchased in-process technology               11,100                     -
                                             ------------          ------------
         Total operating expenses                 107,428                95,202
                                             ------------          ------------

OPERATING INCOME (LOSS)                           (19,781)               45,125
     Interest and other income
       (expense), net                              (2,877)                1,055
                                             ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                 (22,658)               46,180
     Benefit (provision) for income taxes           7,881               (16,172)
                                             ------------          ------------

NET INCOME (LOSS)                            $    (14,777)         $     30,008
                                             ============          ============

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
     Basic                                   $      (0.06)         $       0.12
                                             ============          ============
     Diluted                                 $      (0.06)         $       0.11
                                             ============          ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Notes 1 and 2)                266,920               259,688
                                             ============          ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Assuming Dilution
   (Notes 1 and 2)                                266,920               283,322
                                             ============          ============






                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.




                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                 For the Nine Months Ended
                                            September 27,         September 28,
                                                     1998                  1997
                                             ------------          ------------
                                                        (Unaudited)

SALES                                        $  1,193,097          $  1,193,206

COST OF SALES                                     909,090               828,141
                                             ------------          ------------
     Gross margin                                 284,007               365,065
                                             ------------          ------------

OPERATING EXPENSES:
     Selling, general and administrative          304,928               187,807
     Research and development                      77,177                54,295
     Purchased in-process technology               11,100                     -
                                             ------------          ------------
         Total operating expenses                 393,205               242,102
                                             ------------          ------------

OPERATING INCOME  (LOSS)                         (109,198)              122,963
     Interest and other income (expense), net      (3,358)               (1,219)
                                             ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                (112,556)              121,744
     Benefit (provision) for income taxes          39,293               (42,513)
                                             ------------          ------------

NET INCOME (LOSS)                            $    (73,263)         $     79,231
                                             ============          ============

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
     Basic                                   $      (0.28)         $       0.31
                                             ============          ============
     Diluted                                 $      (0.28)         $       0.29
                                             ============          ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Notes 1 and 2)                265,032               258,673
                                             ============          ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Assuming Dilution
   (Notes 1 and 2)                                265,032               282,048
                                             ============          ============









                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                    For the Nine Months Ended
                                                  September 27,   September 28,
                                                           1998            1997
                                                      ---------       ---------
                                                              (Unaudited)
Cash Flows from Operating Activities:
     Net Income (Loss)                                $ (73,263)      $  79,231
     Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization                   48,379          26,701
         Purchased in-process technology                 11,100               -
         Deferred income tax benefit                     (3,276)         (1,513)
         Tax benefit from dispositions of
            employee stock                                6,462           2,616
         Other                                            5,583              19
     Changes in Assets and Liabilities:
         Trade receivables, net                          62,875         (53,451)
         Inventories                                     53,896         (16,504)
         Other current assets                            (6,677)         15,996
         Accounts payable                              (135,503)         60,413
         Accrued liabilities                            (36,823)         22,364
         Income taxes                                   (69,976)         23,431
                                                      ---------       ---------
             Net cash provided by (used in)
               operating activities                    (137,223)        159,303
                                                      ---------       ---------

Cash Flows from Investing Activities:
     Purchase of property, plant and equipment          (67,617)        (52,094)
     Purchase of Nomai S.A., net of cash acquired       (41,579)              -
     Sale of temporary investments                       36,319               -
     Net (increase) decrease in other assets             (3,410)            173
                                                      ---------       ---------
         Net cash used in investing activities          (76,287)        (51,921)
                                                      ---------       ---------

Cash Flows from Financing Activities:
     Proceeds from sale of Common Stock                   4,758           2,564
     Proceeds from issuance of notes payable            120,000          87,295
     Payments on notes payable and capitalized
        lease obligations                               (25,148)       (137,793)
     Purchase of Common Stock                              (465)         (1,736)
                                                      ---------       ---------
         Net cash provided by (used in)
            financing activities                         99,145         (49,670)
                                                      ---------       ---------
Net Increase (Decrease)  in Cash and Cash Equivalents  (114,365)         57,712
Cash and Cash Equivalents at Beginning of Period        159,922         108,312
                                                      ---------       ---------
Cash and Cash Equivalents at End of Period            $  45,557       $ 166,024
                                                      =========       =========


                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                               IOMEGA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd.)

                                 (In thousands)


                                                    For the Nine Months Ended
                                                  September 27,   September 28,
                                                           1998            1997
                                                      ---------       ---------
                                                             (Unaudited)
Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed under
         capitalized lease obligations                $   1,223       $   3,342
                                                      =========       =========

     Issuance of Common Stock for compensation        $     360       $       -
                                                      =========       =========

     Conversion of Subordinated Notes to Common Stock $       -       $      50
                                                      =========       =========







                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 27, 1998 and December 31, 1997, the results of operations for the three- and nine-month periods ended September 27, 1998 and September 28, 1997, and cash flows for the nine-month periods ended September 27, 1998 and September 28, 1997.

         The results of operations for the three- and nine-month periods ended September 27, 1998 are not necessarily indicative of the results to be expected for the entire year or for any future period.

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company's latest Annual Report on Form 10-K.

         Principles of Consolidation - The condensed consolidated financial statements include the accounts of Iomega Corporation and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

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

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for

                               IOMEGA CORPORATION
         returns and estimated excess channel inventory totaled $17.8 million and $42.4 million at September 27, 1998 and December 31, 1997, respectively, and is included in deferred revenue in the accompanying condensed consolidated balance sheets.

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

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $52.3 million and $28.5 million at September 27, 1998 and December 31, 1997, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, option rate preferred stock and taxable municipal bonds and notes and are recorded at cost, which approximates market. Instruments with maturities in excess of three months are classified as temporary investments. The Company has classified its entire portfolio of temporary investments at December 31, 1997, as held-to-maturity. These temporary investments consisted primarily of commercial paper and municipal bonds. At December 31, 1997, all temporary investments had maturities of less than six months. There were no temporary investments at September 27, 1998.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                               September 27,       December 31,
                                        1998               1997
                                 -----------        -----------

         Raw materials           $    93,013        $   130,049
         Work-in-process              11,489             18,714
         Finished goods               91,069             97,620
                                 -----------        -----------
                                 $   195,571        $   246,383
                                 ===========        ===========



                               IOMEGA CORPORATION

         Net Income (Loss) Per Common Share - Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the three- and nine-month periods ended September 28, 1997, were determined under the assumption that the convertible subordinated notes were converted on January 1, 1997. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to the weighted average shares outstanding. Net income (loss) per common share amounts and share data have been restated for 1997 to reflect Basic and Diluted EPS and the stock split described in Note 2.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented (in thousands, except per share data):

                                          Net
                                     Income (Loss)      Shares        Per Share
                                       (Numerator)   (Denominator)       Amount
                                     ------------    ------------     ---------

         For the Three Months Ended

         September 27, 1998
         Basic EPS                   $    (14,777)        266,920     $   (0.06)
            Effect of options                   -               -
            Effect of convertible
               subordinated notes               -               -
                                     ------------    ------------
         Diluted EPS                 $    (14,777)        266,920     $   (0.06)
                                     ============    ============

         September 28, 1997
         Basic EPS                   $     30,008         259,688     $    0.12
            Effect of options                   -          14,382
            Effect of convertible
               subordinated notes             501           9,252
                                     ------------    ------------
         Diluted EPS                 $     30,509         283,322     $    0.11
                                     ============    ============


                               IOMEGA CORPORATION

                 Net Income (loss) Per Common Share (continued)

                                          Net
                                     Income (Loss)      Shares        Per Share
                                       (Numerator)   (Denominator)       Amount
                                     ------------    ------------     ---------

         For the Nine Months Ended

         September 27, 1998
         Basic EPS                   $    (73,263)        265,032     $   (0.28)
            Effect of options                   -               -
            Effect of convertible
               subordinated notes               -               -
                                     ------------    ------------
         Diluted EPS                 $    (73,263)        265,032     $   (0.28)
                                     ============    ============


         September 28, 1997
         Basic EPS                   $     79,231         258,673     $    0.31
            Effect of options                   -          14,120
            Effect of convertible
               subordinated notes           1,503           9,255
                                     ------------    ------------
         Diluted EPS                 $     80,734         282,048      $   0.29
                                     ============    ============


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

         The Company plans to adopt SFAS 131 in its December 31, 1998 financial statements. The Company has not determined when it will adopt SFAS 133. The Company does not expect these pronouncements to have a material impact on the Company's results of operations, financial position or liquidity.

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

(3)      ACQUISITION

         On July 1, 1998, the Company purchased a majority interest in Nomai, S.A. ("Nomai"), a France-based manufacturer of removable storage systems, from Nomai's principal and other major shareholders, for 188 French francs per share, or approximately $21 million. The interest in Nomai owned by Iomega as of July 1, 1998 constituted approximately 54% of the total shares of Nomai outstanding on that date. As required by French law, the Company conducted a tender offer, offering all other shareholders of Nomai the opportunity to sell their shares to Iomega for 188 French francs per share. The tender offer was completed in August 1998, and resulted in the Company owning approximately 98% of Nomai's outstanding shares. On July 1, 1998, Iomega also acquired, for a purchase price of $3 million, certain non-infringing technology owned by Nomai and used in the manufacture of disk products Nomai claimed to be compatible with certain of the Company's Zip and Jaz drives. The total purchase price of the acquisition was approximately $45 million ($42 million, net of cash acquired).

         The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to purchased in-process technology and goodwill. During the third quarter, the Company recorded a non-cash pre-tax charge of $11.1 million related to purchased in-process technology, representing the appraised value of technology still in the development stage that was not considered to have reached technological feasibility and had no alternative future use. Goodwill of approximately $32 million arising from the acquisition is being amortized on a straight-line basis over seven years. The results of operations of Nomai are included in the Company's consolidated condensed financial statements from the date of acquisition. Nomai's sales of approximately $24.1 million for the year ended December 31, 1997 are not considered material to the Company's consolidated financial statements.

                               IOMEGA CORPORATION

 (4)     INCOME TAXES

         For the three- and nine-months ended September 27, 1998, the Company recorded an income tax benefit at an effective rate of approximately 35%. This tax rate is based on the Company's projected mix of domestic and foreign pre-tax income (loss) for 1998.

         U.S.  taxes have not  been  provided for  unremitted  foreign  earnings
         which  are  considered  to  be  permanently   reinvested  in   non-U.S.
         operations.

         Cash paid for income taxes was $28.3 million for the first nine months of 1998 and $16.9 million for the corresponding period in 1997.

(5)      DEBT

         Notes Payable - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998, the Company and the lenders have agreed to several amendments to and waivers under the Senior Secured Credit Facility (as most recently amended, effective July 15, 1998, the "Credit Facility"). The Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property, and a pledge of 65% of the stock of certain of the Company's subsidiaries. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million with a floor of $110 million through May 1999. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of .88% to 1.63%, for the first year, and thereafter between 0.0% and 1.63% depending on the Company's profitability and utilization of the Credit Facility, or at LIBOR plus a margin of 2.0% to 2.75%, for the first year, and thereafter between 1.25% and 2.75% depending on the Company's profitability and utilization of the Credit Facility. Total availability under the Credit Facility at September 27, 1998 was $150 million of which $60 million was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings.

         In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, pursuant to a series of three senior subordinated notes. The principal and interest associated with these notes are payable on March 31, 1999. The initial interest rate is 8.7% per annum, increasing through January 1, 1999 to the greater of 12.7% per annum or the weighted-average interest rate charged under the Credit Facility at January 1, 1999 plus 2% per annum. The proceeds of these notes were used for the cash purchase of Nomai. In addition, the Company assumed debt obligations as part of the purchase of Nomai. The Company assumed $1.6 million of notes payable, of which the current and long-term portions at September 27, 1998, were $0.5 million and $1.1 million, respectively.

                               IOMEGA CORPORATION

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36- to 60-months and mature at various dates from July 1998 to January 2001. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture. The Company assumed $3.8 million of capitalized lease obligations as a part of the purchase of Nomai, of which the current and long-term portions at September 27, 1998, were $1.0 million and $2.8 million, respectively.

         Cash paid for interest was $6.5 million and $4.8 million, respectively, for the first nine months of 1998 and 1997, including interest on capital leases. Included in interest expense for the first nine months of 1998 and 1997, respectively, was $0.7 million and $0.6 million of amortization of deferred charges associated with obtaining the debt.

(6)      OTHER MATTERS

         Significant Customers - During the three months and nine months ended September 27, 1998, sales to Ingram Micro, Inc. accounted for approximately 19.0% and 14.8%, respectively, of consolidated sales. During the three months and nine months ended September 28, 1997, sales to Ingram Micro, Inc. accounted for 12.0% of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At September 27, 1998 outstanding forward exchange sales (purchase) contracts, which all mature in December 1998, were as follows:

                               IOMEGA CORPORATION


                                                          Contracted
                  Currency             Amount            Forward Rate

                  British Pound         (1,350,000)              1.67
                  Dutch Guilder         (6,050,000)              1.89
                  French Franc          33,600,000               5.63
                  German Mark           (2,500,000)              1.68
                  Irish Punt              (300,000)              1.48
                  Japanese Yen         465,000,000             134.40
                  Singapore Dollar      (3,100,000)              1.73
                  Swiss Franc           (2,100,000)              1.38


         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At September 27, 1998, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $391.8 million and a net loss, before a non-cash special charge, of $7.6 million, or $(0.03) per diluted share, in the third quarter of 1998. This compares to sales of $431.7 million and net income of $30.0 million, or $0.11 per diluted share, in the third quarter of 1997. In the third quarter of 1998, the Company recorded a pre-tax non-cash special charge of $11.1 million, related to purchased in-process technology, as part of its acquisition of Nomai, S.A., ("Nomai"). The total after-tax loss for the third quarter of 1998, including this special charge, was $14.8 million or $(0.06) per diluted share. For the first nine months of 1998, sales were $1.2 billion with a net loss, including the third quarter special charge and a special charge in the second quarter relating to cost reduction efforts, of $73.3 million, or $(0.28) per diluted share, compared to sales of $1.2 billion and net income of $79.2 million or $0.29 per diluted share for the first nine months of 1997.

SALES

Sales for the three months ended September 27, 1998 decreased by $39.9 million, or 9.3%, when compared to the corresponding period of 1997, primarily as a result of price reductions on Zip and Jaz disk and drive products. Total drive sales of $228.1 million decreased by 10.6% as compared to the third quarter of 1997. Total unit drive shipments for the three months ended September 27, 1998 increased by 23.2% as compared to the third quarter of 1997. Total disk sales of $164.0 million decreased by 7.2% as compared to the third quarter of 1997. Total unit disk shipments for the three months ended September 27, 1998 increased by 25.4% as compared to the third quarter of 1997.

Sales of Zip products in the third quarter of 1998 totaled $279.2 million, or 71.3% of total sales, and were flat with the third quarter of 1997. Zip unit drive shipments increased by 38.7% from the third quarter of 1997, while Zip unit disk shipments increased by 30.1%. Sales of Zip OEM drives accounted for over 50% of total Zip drive shipments in the third quarter of 1998, compared to approximately 40% in the third quarter of 1997.

Jaz product sales in the third quarter of 1998 were $95.5 million, or 24.4% of total sales, representing a 23.9% decrease from the third quarter of 1997. Jaz unit drive shipments decreased by 33.9% as compared to the third quarter of 1997, while Jaz unit disk shipments decreased by 8.9%.

Ditto product sales in the third quarter of 1998 were $13.2 million, or 3.4% of total sales, representing a 49.2% decline from the third quarter of 1997. Ditto unit drive shipments decreased by 59.9% as compared to the third quarter of 1997, while Ditto unit disk shipments decreased by 36.6%.

Geographically, sales in the Americas were $268.2 million, or 68.5% of total sales, in the third quarter of 1998, as compared to $286.7 million, or 66.4% of total sales, in the third quarter of 1997. Sales in Europe were $90.6 million, or 23.1% of total sales, in the third quarter of 1998, as compared to $108.2 million, or 25.1% of total sales, in the third quarter of 1997. Sales in Asia were $33.0 million, or 8.4% of total sales, in the third quarter of 1998, as compared to $36.8 million, or 8.5% of total sales, in the third quarter of 1997.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales for the nine months ended September 27, 1998 were equal with the corresponding period of 1997 despite price reductions or rebates for all product lines. Sales of Zip products totaled $829.8 million, or 69.5% of total sales, representing a 10.3% increase from the corresponding period of 1997. Jaz product sales totaled $292.6 million, or 24.5% of total sales, representing an 15.8% decrease from the corresponding period of 1997. Sales of Ditto products totaled $64.7 million, or 5.4% of total sales, representing a 28.5% decrease from the corresponding period of 1997.

By geographic region, sales in the Americas were $823.8 million, or 69.0% of total sales in the first nine months of 1998, as compared to $760.5 million, or 63.7% of total sales, for the first nine months of 1997. Sales in Europe were $273.1 million, or 22.9% of total sales, in the first nine months of 1998, as compared to $323.0 million, or 27.1% of total sales, for the first nine months of 1997. Sales in Asia were $96.2 million, or 8.1% of total sales, in the first nine months of 1998, as compared to $109.6 million, or 9.2% of total sales, for the first nine months of 1997.

GROSS MARGIN

The Company's overall gross margin was 22.4% in the third quarter of 1998, as compared to 32.5% in the third quarter of 1997. Overall gross margin percentage for the first nine months of 1998 was 23.8%, as compared to 30.6% for the first nine months of 1997. This decrease in gross margin for both the third quarter and the first nine months of 1998, when compared to the corresponding periods of 1997, was due primarily to price decreases on Zip and Jaz drive and disk products. In addition, a higher percentage of Zip drives shipped to the OEM channel, where prices and margins are lower than drives sold to distribution and retail channels, contributed to the decline in the gross margin percentage.

Future gross margin percentage will continue to be impacted by the percentage of OEM drive sales versus retail and distribution sales. Gross margins for the remainder of 1998 will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives, and between Zip, Jaz and Ditto products. Additionally, management expects that the planned introduction of Clik! products during the fourth quarter of 1998 will initially have a negative impact on gross margins due to start-up costs associated with early production volumes. In the event of a delay in the planned commercial availability of Clik!, such negative impact may be greater. The Company expects gross margin percentages to be in the mid twenty percent range for the remainder of 1998. However, there can be no assurance that such expected margin percentages will be realized.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were flat in the third quarter and increased by $117.1 million in the first nine months of 1998, respectively, when compared to the corresponding periods of 1997, and increased as a percentage of sales to 18.5% and 25.6% in the third quarter and first nine months of 1998, respectively, from 16.8% and 15.7%, respectively, in the corresponding periods of 1997. Included in selling, general and administrative expenses in the first nine months of 1998 was a special pre-tax charge of $9.4 million in the second quarter, representing expenses associated with cost reduction measures implemented by the Company to improve financial performance and included employee severance and outplacement charges, cash and non-cash write-offs for facility related assets and other miscellaneous charges. Excluding this charge, selling, general and administrative expenses increased by $107.7 million and represented 24.8% of sales in the first nine months of 1998, respectively. The increase was primarily due to a combination of substantial marketing and advertising program expenditures in the first and second quarters of 1998, increased spending on other, non-advertising related sales and marketing activities primarily due to international expansion, increased spending on customer satisfaction programs and an increase in other general and administrative expenses, comprised mainly of information system expenditures and legal fees. Management is focused on maintaining selling, general and administrative expenses at a range of 15% to 20% of sales. However, the Company's success in achieving this depends in part on the levels of sales achieved during the remainder of 1998 and there can be no assurance that the Company's cost reduction measures, reorganization and other efforts to reduce the percentage of sales represented by selling, general and administrative expenses will be successful.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the third quarter and first nine months of 1998 increased by $1.2 million, or 5.2%, and $22.9 million, or 42.1%, respectively, when compared to the third quarter and first nine months of 1997, and increased as a percentage of sales to 6.1% and 6.5%, respectively, in the third quarter and first nine months of 1998, from 5.2% and 4.6%, respectively, in the third quarter and first nine months of 1997. The increase in research and development expense for the third quarter and first nine months of 1998, when compared to the corresponding periods of 1997, was primarily due to increased spending for Clik! development during the periods. The remainder of the increase was the result of expenditures related to the continued development and enhancement of Zip and Jaz products. Management is targeting the level of spending for research and development during the remainder of 1998 to be in the range of 3% to 5% of sales to support planned new product development and existing product enhancements. However, the Company's success in achieving this depends in part on the levels of sales achieved during the remainder of 1998 and there can be no assurance that efforts to reduce the percentage of sales represented by research and development expenses will be successful.

ACQUISITION AND PURCHASED IN-PROCESS TECHNOLOGY

During the quarter, the Company acquired a majority interest in Nomai for approximately $45 million of which approximately $32 million was classified as goodwill. The goodwill is being amortized on a straight-line basis over seven years. The Company's current plans for Nomai include: 1) enhancement and distribution of Nomai's existing CD-RW drive, 2) production of Iomega's Clik! disks following their introduction, 3) continued production of 1.44 MB floppy disks and 4) development and production of other potential products. However, there can be no assurance that the Company will be successful in implementing these plans or achieving profitability from Nomai operations. In the event that the Company is not successful, the goodwill may not be realizable and therefore may require a writedown.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Upon completion of the Nomai acquisition, the Company immediately expensed $11.1 million representing purchased in-process technology that has not yet reached technological feasibility and has no alternative future use (see Note 3 to condensed consolidated financial statements). The value of the technology was based upon an independent third-party valuation.

OTHER INCOME AND EXPENSE

The Company recorded interest income of $0.8 million and $3.4 million in the third quarter and first nine months of 1998, as compared to $2.2 million and $4.7 million in the third quarter and first nine months of 1997, respectively. Lower average cash balances during the third quarter and the first nine months of 1998, resulted in a decrease in interest income when compared to the corresponding periods of 1997. Interest expense was $3.6 million and $7.0 million in the third quarter and first nine months of 1998, respectively, as compared to $1.4 million and $5.1 million in the third quarter and first nine months of 1997, respectively. The increase in interest expense during the third quarter and the first nine months of 1998 was primarily due to the Company entering into a debt agreement with Idanta Partners, Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, under which the Company borrowed $40 million pursuant to a series of three notes. The increase was also due to increased average borrowings outstanding under the Company's Credit Facility during the period. These factors were partially offset by the retirement of a promissory note for the purchase of the Company's manufacturing facility in Malaysia and the repayment of other term notes during 1997.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the first nine months of 1998, the Company recorded an income tax benefit of $39.3 million, representing an effective income tax rate of approximately 35%. The Company expects its effective tax rate to remain at approximately 35% for the remainder of 1998. However, differences between the currently anticipated mix and the actual mix of foreign income versus domestic income, along with the ability of the Company to permanently invest foreign earnings outside of the U.S. and its ability to meet the requirements for favorable tax treatment in certain jurisdictions outside of the U.S. could impact the Company's effective tax rate.

SEASONALITY

The Company's Zip products are targeted primarily to the retail consumer market and personal computer OEMs. The Company's Jaz and Ditto products are targeted primarily to the retail consumer market. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had cash and cash equivalents of $45.6 million, working capital of $279.8 million, and a ratio of current assets to current liabilities of 1.9 to 1. During the first nine months of 1998, the Company used a total of $114.4 million of cash and cash equivalents. The primary components were the acquisition of Nomai, the purchase of property, plant and equipment and the reduction of accounts payable, accrued liabilities and income taxes payable that were partially offset by decreases in accounts receivable and inventory. These items were partially funded by debt and the sale of temporary investments.

Accounts payable decreased by $135.5 million, due primarily to timing of inventory receipts and related payments to vendors. Accrued liabilities decreased by $36.8 million due primarily to decreases in deferred revenue, accrued payroll and related liabilities. Income taxes payable decreased and income taxes receivable increased as a result of the payment of 1997 income taxes and the Company recognizing a benefit for income taxes during 1998. These uses of cash were partially offset by a $62.9 million decrease in net accounts receivable, due primarily to decreased sales and the timing of sales and collections during the respective periods and a decrease in inventory of $53.9 million. The decrease in inventory was due primarily to improved supply chain management and changes to the Company's procurement and manufacturing processes to a demand pull model in the first nine months of 1998.

The Company used $76.3 million of cash in investing activities during the first nine months of 1998, primarily in the purchase of property, plant and equipment and the Company's acquisition of Nomai during the third quarter of 1998 that was partially offset by the sale of temporary investments. Cash provided by financing activities totaled $99.1 million during the first nine months of 1998, and included $80.0 million of proceeds from borrowings on the Company's Credit Facility that were partially offset by $25.1 million in payments on the Company's Credit facility and capitalized lease obligations for a net increase in borrowings on the Credit Facility of $60 million. The Company also borrowed $40.0 million from Idanta Partners Ltd., and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, to finance the acquisition of Nomai.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998, the Company and the lenders have agreed to several amendments to and waivers under the Credit Facility (as most recently amended, effective July 15, 1998, the "Credit Facility"). The Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property, and a pledge of 65% of the stock of certain of the Company's

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



subsidiaries. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million with a floor of $110 million through May 1999. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of .88% to 1.63%, for the first year, and thereafter between 0.0% and 1.63% depending on the Company's profitability and utilization of the Credit Facility, or at LIBOR plus a margin of 2.0% to 2.75%, for the first year, and thereafter between 1.25% and 2.75% depending on the Company's profitability and utilization of the Credit Facility. Total availability under the Credit Facility at September 27, 1998 was $150 million of which $60 million was outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth and earnings. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers on terms acceptable to the Company, if at all. Loss of the Credit Facility would require the Company to find an alternative source of funding which could have a material adverse effect on the Company's business and financial results.

The current and long-term portions of capitalized lease obligations at September 27, 1998 were $5.1 million and $3.5 million, respectively. During the third quarter of 1998, the Company assumed $3.8 million of capitalized lease obligations as part of the Company's acquisition of Nomai. The current and long-term portions of such lease obligations at September 27, 1998, were $1.0 million and $2.8 million, respectively. During the second quarter of 1997, the Company paid the entire $18 million obligation, plus accrued interest, relating to the purchase of its Malaysian manufacturing facility. In addition, during the second and third quarters of 1997, the Company paid off all remaining other term notes relating to equipment purchases.

The current and long-term portions of notes payable at September 27, 1998 were $40.5 million and $61.1 million, respectively. In July, 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, pursuant to a series of three senior subordinated notes. The principal and interest associated with these notes are payable on March 31, 1999. The initial interest rate is 8.7% per annum, increasing through January 1, 1999 to the greater of 12.7% per annum or the weighted-average interest rate charged under the Credit Facility at January 1, 1999 plus 2% per annum. The proceeds of these notes were used for the cash purchase of Nomai. In addition, the Company assumed $1.6 million of notes payable from the purchase of Nomai, of which the current and long-term portions at September 27, 1998, were $0.5 million and $1.1 million, respectively.

The Company had $45.7 million of convertible subordinated notes outstanding at September 27, 1998, which bear interest at 6.75% per year and mature on March 15, 2001. Additions to property, plant and equipment during the first nine months of 1998 totaled $68.8 million, partially offset by $1.2 million in proceeds from capital leases.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company expects to generate positive cash flow for the fourth quarter of 1998, but anticipates being cash flow negative for the year. The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, whether the Company will achieve a positive cash flow for the fourth quarter of 1998, and the precise amount and timing of the Company's future financing needs, including the funds necessary to repay the senior subordinated notes due March 31, 1999 related to the Nomai transaction, cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the success of the Company in managing its inventory, accounts receivable and accounts payable.

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

The Company plans to adopt SFAS 131 in its December 31, 1998, financial statements. The Company has not determined when it will adopt SFAS 133. The Company does not expect these statements to have a material impact on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip and Jaz products for the substantial majority of its sales in 1998 and 1999, the Company's future operating results will depend in large part on the success of those products in the market. Although the Company believes there is a market demand for removable data storage solutions for personal computers, there can be no assurance that the Company will be successful in establishing Zip and Jaz as the preferred solutions for that market need. The extent to which Zip and Jaz achieve and maintain a significant market presence will depend upon a number of factors,

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors, including, without limitation, the LS-120, or SuperDisk (product co-developed by the consortium of Compaq Computer, Imation O.R. Technology and MKE), the SyJet 1.5 GB, EZ Flyer 230 and SparQ 1.0 GB (products of Syquest Technology, Inc.), the Shark 250 (product of Avatar Peripherals, Inc.), HiFD (product in development by Sony Corporation and Fuji Photo Film Co., Ltd.), the UHD144 (Product in development by Caleb Technology Corporation), CD-R and CD-RW drives, announced developments of rewritable DVD drives and media, and announced products in development by Terastor Corporation; the success of any third party in creating and marketing media intended for use with the Company's drive products; the success of the Company in meeting targeted availability dates for enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer products containing the Company's drives; the ability of the Company to create demand for Zip and Jaz, including demand from leading personal computer and other manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip and Jaz products as storage devices; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from consumer class action suits filed against the Company; and the overall market demand for personal computers with which the Company's products can be used.

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

Sales of Zip products in 1997 and the first nine months of 1998 accounted for a significant majority of the Company's revenues in these periods. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in 1997 and in the first nine months of 1998 should not be assumed to be an indication of future sales levels. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results.
Moreover, because the Company's expense levels (including budgeted selling, general, and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income and cash flow. For example, in the first nine months of 1998, the Company's operating expenses as a percentage of sales fell outside of management's operating model resulting in a net operating loss for the period. In addition, the Company's stock price, like other high-technology companies' stock prices, could be subject to fluctuations in response to actual or anticipated variations in operating results, as well as changes in analysts' earnings estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

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

During the second quarter of 1998, the Company announced the implementation of a comprehensive series of cost reductions intended to improve financial performance. During the third quarter of 1998, the Company reduced operating expenses by approximately $49 million when compared to the second quarter of 1998 as a result of efforts to decrease advertising and other sales and marketing expenses, legal expenses, information system costs and other discretionary spending. Although the Company was successful in reducing operating expenses during the third quarter, there can be no assurance that the Company will be successful in maintaining these cost reduction measures, and other efforts to reduce operating expenses in future periods. The Company is also in the process of implementing Six Sigma quality initiatives intended to make substantial product and process quality improvements and reduce costs. However, there can be no assurance that the Company's quality initiatives will be successful in providing substantial product and process improvements and in reducing costs.

A significant portion of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results. For example, management believes that sales in Asia were adversely affected during the fourth quarter of 1997 and the first nine months of 1998 and will continue to be adversely affected due to a regional economic downturn and the devaluation of certain Asian currencies vis-a-vis the U.S. dollar. The Company cannot predict with any certainty the impact that these or other such events could have on its foreign operations.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On January 1, 1999, several member countries of the European Union will establish fixed conversion rates between their existing currencies, and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro bills and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. Iomega is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. Iomega is also assessing whether certain existing contracts may require modification in addition to assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies. Iomega's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving introduction of the Euro. Based on the Company's assessment from current information, the Company does not expect the Euro conversion to have a material adverse effect on the Company's business or financial condition. There can be no assurance, however, that the Euro conversion will not have a material adverse effect on the Company's European sales or otherwise adversely affect the Company's business, results of operations or financial condition.

The Company continues to refine the design of its Zip and Jaz products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its Zip and Jaz products. Certain of these suppliers are or may become competitors of the Company. As a result of these and other factors, the Company may experience problems relating to the quality, reliability and/or availability of certain of its products. For example, in the second quarter of 1997 the Company recalled a limited number of its Jaz disks and in the third quarter of 1997 the Company experienced manufacturing interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company, or consumer class action suits filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and/or subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase market share.

All of the factors described above for Zip and Jaz products are, or will be, relevant to new products introduced by the Company in future periods, including Clik!, a miniaturized removable-media storage solution for use in a variety of handheld electronic devices. In addition to such factors, demand from digital camera and other similar consumer electronics manufacturers will affect the extent to which Clik! achieves a significant market presence. The Company will be entering in to additional or alternate sales channels with the introduction of Clik! products. Because the Company does not have prior experience in these new channels, there are additional risks that the Company or the Clik! products will not be successful.

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

The Company's success will depend in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. Effective March 24, 1998, Kim
B. Edwards resigned as President and Chief Executive Officer of the Company. Effective October 22, 1998, the Company announced the appointment of Jodie K. Glore as President and Chief Executive Officer of the Company. Mr. Glore was also elected to serve as a member of the Company's Board of Directors. Effective June 5, 1998, Leonard C. Purkis resigned as Senior Vice President, Finance and Chief Financial Officer. Dan E. Strong, Vice President and Corporate Controller, has assumed the role of interim Chief Financial Officer while the Company conducts a search for a new Senior Vice President, Finance and Chief Financial Officer. The Company is also seeking to fill other key management vacancies. There can be no assurance that the Company will be successful in attracting and/or retaining key employees.

The Company recently transitioned to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. The successful operation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the new systems will be adequate to support the Company's operations or that they will operate without interruption or failure. Problems with initial operation of the new systems could cause substantial difficulties in operations, planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage increasing volumes of production and an increasingly complex business, transportation issues, product and component pricing, competition, technological changes and advances, adoption of technology standards affecting the Company's products, intellectual property rights, litigation (see "Legal Proceedings"), general economic conditions, changes or slowdowns in overall market demand for personal computer products and any difficulties experienced by the Company as a result of the Year 2000 issue (see "Year 2000 Readiness" below).

YEAR 2000 READINESS

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. The Company is currently addressing the Year 2000 issue in the following areas: (i) hardware and software products sold by the Company; (ii) the Company's information technology ("IT") systems; (iii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built-in" such as embedded microcontrollers); and (iv) third-party suppliers and customers. The Company is undertaking its Year 2000 review in the following phases: Awareness (education and sensitivity to the Year 2000 issue), Inventory (identifying the equipment, processes or systems which are susceptible to the Year 2000 issue), Assessment (determining the potential impact of Year 2000 on the equipment, processes and systems identified during the Inventory phase and assessing the need for testing and remediation), Testing/Verification (testing to determine if an item is Year 2000 ready or the degree to which it is deficient), and Implementation (carrying out necessary remedial efforts to address Year 2000 readiness, including validation of upgrades, patches or other Year 2000 fixes).

The Company has completed testing of the current release versions of its Zip, Jaz and Ditto drive products and the related software tools and drivers for windows based personal computers (with the exception of Windows 98 as noted below). The hardware products were tested by the National Software Testing Laboratories ("NSTL") according to NSTL developed standards or guidelines (NSTL YMark 2000 test, Version 97.08.15). NSTL is an independent organization dedicated exclusively to testing the functionality, usability and performance of hardware and software. The software tools were tested internally by the Company according to the Software Engineering Institute / Capability Maturity Model ("SEI/CMM") standards and guidelines. In general, the results of these tests indicate that such products are Year 2000 ready when used in an operating system or with other products which are themselves Year 2000 ready. Specifically, NSTL has tested and verified as Year 2000 ready the Company's Zip, Jaz and Ditto drive products (except for the Ditto 2 GB external drive which is expected to be tested during the first quarter of 1999). With respect to the Company's software utility tools, the Company has tested the following software tools on Windows 3.1, Windows 95, Windows 95 R2, NT 3.5.1 and NT 4.0 operating systems and has

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


confirmed Year 2000 readiness for each based on SEI/CMM guidelines, or, where necessary, has provided Year 2000 updates (except for the Findit and Copy Machine software tools for which an upgrade is anticipated by the end of 1998):
Zip software tools versions 5.2, 5.3 and 5.3.1; Zip Plus software tools version 5.4.1; Jaz 1 GB software tools versions 5.2 and 5.3.1; Jaz 2 GB software tools version 5.5.1; Ditto software tools version 3.2 (English version only); and Iomegaware software tools version 1.0. Testing of the Company's current release versions of its software tools on the Macintosh, Windows 98 and IBM OS/2 operating systems is expected to be completed by the first quarter of 1999. Testing of the Buz Multimedia Producer product should be completed by the end of the first quarter of 1999. The Company is also in the process of assessing the Year 2000 readiness of prior release versions of its products, including Bernoulli products. Software upgrades and drivers developed by the Company to address Year 2000 issues are available on the Company's web site without charge. In addition, the Company plans to continue to post on its web site updated information about the Year 2000 readiness of the Company's products.

During 1998, the Company implemented new HP computer hardware and Oracle software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. According to the respective vendors, the currently installed hardware operating systems and software are in various stages of Year 2000 readiness, and, when identified, the respective vendors are providing Year 2000 software upgrades. The Company anticipates to start testing the hardware operating systems and software applications in January 1999 to confirm Year 2000 readiness. The Company has identified other hardware and applications software used in its IT systems and is in the process of obtaining Year 2000 compliance information from the providers of such hardware and applications software. The Company has identified one internally developed software application for time management which is currently being modified to make the software application Year 2000 ready. Upon completion of the planned modifications, the software application will be tested for Year 2000 readiness.

The Company has substantially completed inventorying its non-IT systems. Once completed, the Company will assess the Year 2000 issues regarding its non-IT systems and determine appropriate testing and remediation. The Company anticipates completing the inventorying and assessment of its major non-IT systems by the end of 1998 and to start any necessary testing and implementation efforts for business critical non-IT systems in the first quarter of 1999.

The Company has significant relationships with various third parties (many located outside of the U.S.) and the failure of any of these third parties to achieve Year 2000 compliance could have a material impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, communications vendors, including value added network vendors, and the Company's significant customers. While the Company has received Year 2000 readiness statements from its major third-party suppliers which in general indicate Year 2000 readiness, the Company is in the process of conducting an audit/questionnaire with each major supplier and vendor to confirm their Year 2000 readiness. The audit/questionnaire process will continue into the first and second quarters of 1999.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through the third quarter of 1998, the Company has incurred approximately $33 million in costs to improve the Company's IT systems and for Year 2000 readiness efforts. Of this amount, 98% represents the costs of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems, of which approximately one-half is being capitalized and one-half expensed. This system hardware and software was implemented to upgrade and improve the Company's IT systems and to facilitate Year 2000 readiness. The Company anticipates incurring an additional $8 million in connection with the Year 2000 readiness efforts, including professional fees and testing costs. The Company has set a goal of having substantially all Year 2000 readiness efforts completed by the third quarter of 1999.

The Company is in the process of preparing contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios and to include items such as maintaining an inventory buffer, providing for redundant IT systems and establishing alternative third-party logistics. The Company's contingency plans will be based in part on the results of third-party supplier audits, and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the third quarter of 1999 (which plans will thereafter be revised from time to time as deemed appropriate).

To supplement the Company's efforts described above, the Company has engaged outside IT and legal advisors to conduct independent reviews of the Company's Year 2000 plans.

The Company recently acquired approximately 98% of Nomai S.A. and is presently in the process of raising the awareness of, as well as inventorying and assessing, the Year 2000 issues applicable to Nomai and its operations. The Company anticipates having substantially completed in the first quarter of 1999 the inventory and assessment of Year 2000 issues for its subsidiary Nomai.

No assurance can be given that the Company will not be materially adversely affected by Year 2000 issues. Although the Company is not currently aware of any material operational issues with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in its internal IT and non-IT systems. In addition, the failure of third-parties to timely address their Year 2000 issues could have a material adverse impact on the Company's business, operations and financial condition. If, for example, third party suppliers become unable to deliver necessary components, the Company would be unable to timely manufacture products. Similarly, if international shipping and freight forwarders were unable to ship product, the Company would be unable to deliver product to sales channels.

Additionally, there can be no assurance that the Company will not be the subject of lawsuits regarding the failure of the Company's products (former or present) in the event they are not Year 2000 ready. Despite the testing and remediation efforts undertaken by the Company, the Company's products may contain errors or defects associated with the Year 2000. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, because the computer systems in which the Company's products are used involve different hardware, software and firmware components from different manufacturers, it may be difficult to determine which component in a system caused a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products are Year 2000 ready. Any Year 2000 related suits, if adversely determined, could have a material adverse affect on the Company's business, operating results and financial condition.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

 IOMEGA CORPORATION

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Except as set forth below, or in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for the periods ended March 29, 1998 and June 28, 1998, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On June 29, 1998, the Company announced that it had entered into a definitive settlement agreement with Nomai S.A. ("Nomai"), a French manufacturer of removable storage systems, settling all litigation, in several jurisdictions, between Iomega and Nomai and their respective affiliates. The litigation was described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the period ended March 29, 1998 and the settlement was described in the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1998.

In accordance with the terms of the settlement agreement between Nomai and Iomega, all legal actions between the companies and/or their affiliates have either been dismissed or are expected to be dismissed shortly, following approval by the local court of the proposed dismissal. On August 31, 1998, the European Commission issued a letter closing the claims filed by Nomai in October and December 1997.

As reported in the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1998, the Company initiated litigation against SyQuest Technology, Inc. ("SyQuest") on July 23,1997 in the United States District Court in the District of Delaware for infringing the Company's U.S. Patent No. 5,644,444, U.S. Design Patent No. D378,518 and the Company's registered trademark "JET". The complaint requests monetary damages and injunctive relief enjoining SyQuest from further infringement. The matter was scheduled for trial in January 1999, but the trial date has been rescheduled to April 1999. On November 2, 1998, SyQuest announced that it suspended operations and is considering alternatives including the filing of a case under Chapter 11 of the U.S. Bankruptcy Code. These recent events could delay the trial date further and could impact the Company's ability to recover any damages awarded to it against SyQuest.

The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

On September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against Iomega in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in Iomega Zip drives causes a clicking noise that may damage a Zip drive or disk. The Company intends to vigorously defend against this lawsuit.

Hi-Val, Inc. filed a complaint on October 9, 1998 against Iomega and other parties, Hi-Val, Inc. v. Nomai, S.A., Nomus, Inc., Kevin Scheier and Iomega, in the Superior Court of California, County of Santa Clara. The complaint alleges tortious interference with contract, tortious interference with prospective economic advantage, unfair business practices, and conspiracy against Iomega, and other claims against the other parties. The claims are related to an alleged arrangement between Nomai, S.A. and Hi-Val for Hi-Val to distribute Nomai's XHD cartridges. Plaintiff seeks to recover $26 million in alleged damages. Iomega intends to vigorously defend against these claims.

Item 2.           Change in Securities and Use of Proceeds

The Company did not sell any equity securities during the third quarter of 1998 that were not registered under the Securities Act of 1933.

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




                                                        IOMEGA CORPORATION
                                                           (Registrant)




                                                        /s/ Jodie K. Glore
                                                        ------------------
Dated:   November 10, 1998                              Jodie K. Glore
                                                        President and
                                                        Chief Executive Officer

                                                        /s/ Dan E. Strong
                                                        ------------------
Dated:   November 10, 1998                              Dan E. Strong
                                                        Vice President and
                                                        Corporate Controller
                                                        and Acting Chief
                                                        Financial Officer




                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.  Description


  10.21(a)   Senior Subordinated Promissory Note Agreement, Idanta Partners Ltd.
                And Dunn Family Trust dated July 8, 1998


  10.21(b)   $20 Million Senior  Subordinated  Promissory  Note, Idanta Partners
                Ltd., dated July 1, 1998

  10.21(c)   $7.5 Million Senior Subordinated Promissory Note, Idanta Partners
                Ltd., dated July 8, 1998

  10.21(d)   $12.5 Million Senior Subordinated Promissory Note, Dunn Family
                Trust, dated July 8, 1998

   27        Financial Data Schedule (only filed as part of electronic copy)



