Form 10-K
period 1998-12-31
IOMEGA CORP
filed 1999-03-26
CIK 352789

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes |X| No _______
     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

         The aggregate market value of Common Stock held by non-affiliates of the registrant at January 31, 1999, was $1,702,661,625, based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange. The number of shares of the registrant's Common Stock outstanding at January 31, 1999, was 268,274,768.

         Documents incorporated by reference:
o Specifically identified portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998, into Part I and
              Part II of Form 10-K.
o Specifically identified portions of the Company's Definitive Proxy Statement for its 1999 annual meeting of stockholders into Part III of Form 10-K .

                                     PART I


This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, information with respect to Iomega(1) Corporation's ("Iomega" or the "Company") plans to establish and maintain original equipment manufacturer ("OEM") relationships and license its Zip(R), Jaz(R) and Clik!(TM) technologies to third parties, the Company's manufacturing strategies, cost control and cost-reduction initiatives, relationships with third parties, the availability of key components, current and future product development projects, including the anticipated availability of new products expected to be shipped in 1999, including, without limitation, a Clik! drive designed to fit into a PCMCIA slot for slimline notebook computers and an internal Zip 250MB drive, the expectation that the first cameras with built-in Clik! drives will reach the market during 1999, anticipated products to be engineered, manufactured or marketed in 1999 by third parties under licensing arrangements, efforts to protect its intellectual property rights, the possible effects of another party succeeding in producing and selling Zip-, Jaz- or
Clik!-compatible disks without infringing or violating the Company's intellectual property rights, the possible effects of adverse outcomes in litigation or in resolutions of infringement claims asserted by third parties, the expected decline in first quarter revenue as compared to fourth quarter revenue and the expected results of operations for the first quarter of 1999. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, market acceptance of, and demand for, the Company's drive and removable disk products, manufacturing issues, including availability of certain key components of the Iomega Zip, Jaz and Clik! drives and disks, sales mix between disks and drives, sales mix of OEM drive sales versus retail and distribution sales, product development delays, quality issues, the Company's success in filling a number of key management vacancies, including the appointment of a new Chief Financial Officer and a new head of the global Product, Sales and Marketing function, intellectual property rights, the outcome of litigation described in Part I, Item 3 of this Annual Report on Form 10-K and the other factors set forth under the captions "Factors Affecting Future Operating Results", "Year 2000 Readiness" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS:

         The Company designs, manufactures and markets innovative personal and professional storage solutions, based on removable-media technology, for users of personal computers and consumer electronics devices. The Company's primary data storage solutions include disk drives and disks marketed under the trademarks Zip, Jaz and Clik!. The Company's Zip and Jaz storage systems are designed to provide users with the benefits of high capacity and rapid access generally associated with hard disk drives and the benefits of media storage generally associated with floppy disk drives and disks, including expandable storage capacity and data transportability, management and security. The Company's Clik! storage systems are designed to provide a miniaturized removable-media storage solution for use in notebook computers and a variety of hand-held electronic devices.

--------------------------

(1) Iomega, Zip, Jaz, Bernoulli and the stylized "i" logo are trademarks of Iomega Corporation registered in the United States and certain other countries; Clik!, ZipPlus, Ditto, Ditto Max, n hand, Zip Built-In, AutoDetect and RecordIt are trademarks of Iomega Corporation. All other products and brand names mentioned are the property of their respective owners.

Iomega Storage Solutions


         The Company believes its Zip, Jaz and Clik! disk drives and disks address key information storage and management needs of personal computer users and various electronic device users by providing affordable, easy-to-use storage solutions that combine the high capacity and rapid access of hard disk drives with the benefits of media removability generally associated with floppy disk drives. The Company's Clik! disk drives and disks provide an affordable storage solution for portable digital products from digital cameras and handheld personal computers ("HPCs") to notebook computers. Specifically, the Company's Zip, Jaz and Clik! products are designed to offer the following benefits to personal computer users:

Expandable Storage Capacity

As personal computer users and other electronic device users (in the case of Clik!) are increasingly forced to expand their primary storage capacity (generally provided by the hard disk drive incorporated in the computer or flash memory in the case of consumer electronic devices), Zip, Jaz and Clik! provide an easy and efficient way to do so. The Zip, Jaz and Clik! drives can be easily connected or installed and offer unlimited additional storage capacity, in increments of 40 megabytes ("MBs") in the case of Clik!, 100 or 250MBs in the case of Zip and 1 or 2 gigabytes ("GBs") in the case of Jaz.

Media Removability

The Company's Zip and Jaz products store data on high-capacity removable disks, thus enabling personal computer users to:

o take programs and files from an office computer to use on a home or laptop computer;

o share or transfer programs and files with other personal computer users;

o        organize data by storing different files on different disks;

o        create  a "separate  personal  computer"   for each  person  using  the
         computer (such as different family members) -- each user can store his or her software and data on a single disk that can be removed from the computer and privately stored when that person is not using the computer;

o        remove particularly sensitive or valuable information from the computer
         for  storage in a  different  location,  thus  protecting  it   against
         viewing, modification or damage by another user of the computer; and

o        create easily-accessible backup copies of important electronic data.

The Company's Clik! products store data on high-capacity removable disks, thus enabling users of various consumer electronic devices to:

o        download  high   resolution   photos  from  CompactFlash(TM)  or  Smart
         Media(TM) memory cards on a single Clik! disk without having to return to a personal computer;

o carry e-mails, web pages, presentations, price lists, contact lists, letters and memos for a laptop or handheld computer on a single Clik! disk;

o        have  a removable  storage  solution  for various  HPCs  and   notebook
         computers; and

o take programs and files from an office computer to use on a home or laptop computer.


Data Backup

The Company's Zip, Jaz and Clik! storage systems, offer a convenient and effective way for personal computer users to create backup copies of their programs and files.

Attractive Price, Performance and Features

The Company believes that its storage systems provide a combination of price, performance and features that make them attractive data storage solutions for their target markets. Zip offers data access times, transfer rates and storage capacity that greatly exceed those offered by conventional floppy disk drives and disks, along with the benefits of removable media, at a price that is attractive to mass-market customers. Jaz offers many performance features comparable to those of most other data storage devices (including conventional hard disk drives), at a competitive price. Clik! offers compact storage and higher capacity than current mobile storage solutions at an attractive price for a variety of hand-held electronic device customers.

Products

         The Company offers products targeted at both the mass market and the high-performance market. Zip drives and Clik! drives were designed to achieve price levels that the Company deems crucial to mass-market consumers. The Jaz 1GB and 2GB drives, on the other hand, are principally targeted to more professionally-demanding customers, while still offering affordability. Iomega's Zip, Jaz and Clik! products continued to be recognized by industry publications and trade groups during 1998, receiving a number of prestigious awards, including: Info World's "Industry Innovations Award - The Best and the Brightest" (Zip); MacHome Journal "Home Choice Award - Removable Media Drive"
(Zip); PC Computing's "MVP Award" (Zip); PC World's "Best Buy Zip ATAPI" (Zip); Computer Currents' "Best Removable Drive" (Jaz); Computer Shopper's "Best Removable/Backup Drive" (Jaz); PC Computing's "MVP Award" (Jaz); and Popular Science's "Best of What's New" (Clik!).


         The following table lists the principal data storage devices currently being offered by the Company:


                                                          Typical
Product                             Interface              Retail
Family       Capacity    Model      (Year introduced)      Price (2)   Technology
------       --------    -----      --------------------   ---------   -----------------

Zip Drives:
             100MB       External   Parallel Port  (1995)  $ 99.95     Composite
                                    SCSI  (1995)             99.95     winchester heads
                                    USB  (1998)             129.95
                         Internal   3.5" ATAPI (1997)        99.95
                         Notebook   15 MM ATAPI (1997)      199.95
                                    12.7 MM ATAPI (1998)    199.95
             250MB       External   Parallel Port (1998)    199.95
                                    SCSI (1998)             199.95

Zip Disks:
             100MB                  (1995)                 $  9.99     Advanced
             250MB                  (1998)                   16.66     flexible media

Clik! Drives:
             40MB           Various drive bundles                      Composite
                           (see description below) (1998)              winchester heads

Clik! Disks:
             40MB                   (1998)                 $  9.99     Advanced
                                                                       flexible media

Jaz Drives:
             1GB         External    SCSI  (1995)          $299.95     Thin-film heads
                         Internal    3.5" SCSI  (1995)      279.95
             2GB         External    SCSI  (1998)           349.95
                         Internal    3.5" SCSI  (1998)      349.95

Jaz Disks:
             1GB                     (1995)                $ 84.95     Dual rigid media
             2GB                     (1998)                  99.95


(2) Indicates the minimum advertised price or, if none, the typical price at which the drive and disks are sold at retail. Disk prices represent per unit purchase price in multi-packs.

Zip Products

         Since their introduction in March 1995 and through the end of 1998, more than 21 million Zip drives have been shipped. Designed as an affordable mass-market product, Zip drives address multiple needs of personal computer users: data storage, archiving, hard drive expansion, data transportability, distributing files (including multimedia presentations), data security and backup. Zip drives use durable, high-capacity flexible media and Winchester-type composite nanoslider heads with a special airbearing surface combined with a linear voice coil motor. Zip drives provide high capacity and rapid access and can be used for a number of data storage purposes. The original Zip 100MB disks provide users of personal computers, including Apple/Macintosh-compatible personal computers, with a minimum of 70 times the capacity of, and up to 20 times faster performance than, traditional floppy disks. Zip drives operate with leading operating systems for personal computers and workstations, including Windows 98, Windows 95, Windows NT, Windows 3.x, Macintosh and OS/2. Software included with the Zip drives provide a data storage solution by helping users organize, copy, move and backup their data and offers software read/write protection, which further enables users to secure and protect their data. All models feature a compact design, operation lights and a finger slot for easy cartridge insertion and removal.

         Zip drives carry a one-year limited warranty. Certain OEM customers have a three-year limited warranty on the Company's Zip drives. Prior to 1998, Zip disks had a limited lifetime warranty except where local law prohibited such warranties. Beginning in 1998, Zip disks carry a limited five-year warranty.

Zip 100MB External. Originally introduced in 1995, Zip 100MB external drives are now available in three interface models: parallel port, SCSI and USB. The parallel port version is for use with IBM compatible PCs, the SCSI version for use with SCSI-enabled (either built in or through the addition of an adapter board with an external connector) computers and the USB version for use with PCs and the latest Apple computer models such as the G3 and iMac. The SCSI version of the Zip 100MB drive offers faster performance than the parallel port and USB versions of the drive, featuring a maximum sustained data transfer rate of up to 1.4MBs per second. All external models feature a window for viewing the cartridge label.

Zip 100MB Internal. Originally introduced in February 1996 (with an IDE interface), the 3.5-inch form factor Zip 100MB drive is now available with an ATAPI interface for both OEMs and retail channels. In 1997, the Company introduced a 15 mm version for the notebook computer market. This was followed with a 12.7 mm version in 1998. The ATAPI version features a maximum sustained transfer rate of 1.4MBs per second. The notebook versions are sold to OEMs for incorporation into notebook computers and external models.

Zip 250MB. Introduced in the fourth quarter of 1998, the Zip 250MB drive was designed to meet demand for higher storage capacity fueled by the prevalence of graphics in most applications, the emergence of audio and video files and the proliferation of internet downloads. In addition to two and one-half times the capacity of the original Zip 100MB drive, the ZIP 250MB drive has increased performance by one and one-half times and reads and writes to Zip 100MB cartridges allowing sharing of files with users of Zip 100MB drives. The SCSI version of the Zip 250MB drive offers faster performance than the parallel port version of the drive, featuring a maximum sustained transfer rate up to 1.4MBs per second.

         The Zip 250MB is available as an external drive with either parallel port or SCSI interfaces. A 3.5-inch form factor internal Zip 250MB drive with an ATAPI interface is expected to be available in 1999.

OEMs. As of March 1999, the following PC companies incorporate, or have announced plans to incorporate, Zip 100MB drives in selected models of their lines of personal computers as a standard or optional feature: Acer, Apple, Chicony, Clevo, Compal, Compaq, Dell, Fujitsu Limited ("Fujitsu"), Gateway, Hewlett-Packard, Hitachi - Japan, IBM, LaCie Limited, Micron Electronics, NEC Corporation ("NEC"), Packard Bell, Sharp, Siemens, Sony, Toshiba Corporation ("Toshiba") and Umax.

Clik! Products

         Clik! is a miniaturized removable-media storage solution for use in a variety of hand-held consumer electronics devices such as digital cameras, personal digital assistants ("PDAs"), audio recorders, mobile telephones, hand-held global positioning system ("GPS") units and palm top and notebook computers. The Company began shipping limited quantities of its Clik! drive for digital cameras and 40MB Clik! disks in December 1998. The Company also began shipping limited quantities of its Clik! drive for mobile computers and its Clik! Drive Plus bundle for digital cameras, notebook computers and Windows CE products in early 1999.

     Clik! drives are designed to connect to virtually any portable digital or desktop product and to allow consumers to easily share information between products and synchronize information back to a desktop computer. For digital cameras, Clik! disks are like tiny rolls of film since they are designed to store more than current mobile storage solutions and at a lower cost. The 40MB Clik! disk will hold approximately 60-80 "megapixel" images or hundreds of lower resolution images. The handheld Clik! Mobile Drive weighs less than seven ounces and Clik! 40MB disks are 2" by 2", approximately half the size of a credit card. A Clik! drive designed to fit into a PCMCIA slot for slimline notebook computers and the first digital camera with a built-in Clik! drive are expected to be available in 1999.


     The Clik! Drive for Mobile Computers is available with a typical retail price of $199. The Clik! Drive for Digital Cameras is available for a typical retail price of $249. The Clik! Drive Plus is available with a typical retail price of $299. The 40 MB disks sell for a typical retail price as low as $9.99 per disk, when purchased in a 10-pack.

     Clik! drives carry a one-year limited warranty. Clik! disks have a limited five-year warranty.

OEMs. At the end of 1998, the Company had announced the following OEM partners for Clik!: AGFA, Compaq, Sharp and Varo Vision. The Company has signed licensing or co-development agreements with Citizen Watch Co., Ltd. ("Citizen"), Matsushita Communication Industrial Co., Ltd. ("MCI") and NEC that grant non-exclusive rights to manufacture and market Clik! mobile storage drives to other OEMs and consumers worldwide and for use in their own portable electronic products.

Jaz Products

         Jaz products address the high-performance needs of personal computer and other system users in several areas: professional applications (graphics, desktop publishing, software development, IT/MIS, CAD/CAM, audio and video), corporate users (sales force automation and backup) and personal computer enthusiasts (multimedia and worldwide web applications). Jaz drives incorporate many advanced technological features including tri-pad thin-film recording heads, dynamic head loading and drag and drop motorized cartridge ejection. Jaz disks feature a dual rigid platter cartridge and a proprietary disk capture system that secures the dual disk platters when not installed in a drive, eliminating rattle and reducing the possibility of losing valuable information. The drives operate with leading operating systems for personal computers and workstations, including Windows 98, Windows 95, Windows NT, Windows 3.x, Macintosh and OS/2. Software included with Jaz drives provide a data storage solution by helping users organize, copy, move and backup their data and offers software read/write protection, which further enables users to secure and protect their data.

         The external versions of the drives weigh approximately two pounds, feature design enhancements similar to those introduced with external Zip drives, including a unique colored casing, a window to allow visibility of the label on the cartridge being used and operating lights. Additional features include an auto-switching power supply to allow operation in different countries and auto-sensing SCSI termination.

         Jaz drives carry a one-year limited warranty. Prior to 1998, Jaz disks had a limited lifetime warranty except where local law prohibited such warranties. Beginning in 1998, Jaz disks carried a limited five-year warranty.

Jaz 1GB. The Company began shipping Jaz 1GB drives and Jaz 1GB disks in December 1995. The Jaz 1GB drive offers data transfer rates comparable to those of many current hard disk drives, with an average sustained transfer rate of 5.4 MBs per second, 12 millisecond average seek time and 17.5 millisecond average access time. Using 1GB disks, Jaz is capable of storing 1,000 24-bit full color pictures, 56 minutes of video (2X CD-ROM quality data), or 1.7 hours of audio (CD-quality, stereo). The Jaz 1GB drive is available in external and internal SCSI versions. An adapter, the Jaz Traveler, is offered to connect the external drive to a PC's parallel port connector.

Jaz 2GB. Due to the demand for an even higher capacity drive, the Company began shipping Jaz 2GB, a 2-gigabyte storage solution, in February 1998. The Jaz 2GB removable drive utilizes an ultra-SCSI interface, includes a complete software suite, provides twice the capacity and up to 40 percent faster performance than the original Jaz 1GB drive. With an average sustained transfer rate of 7.4 megabytes per second, Jaz 2GB is fast enough to deliver full-screen, full-motion video. The Jaz 2GB drive is also capable of reading and writing to Jaz 1GB disks. The Jaz 2GB drive is available in external and internal SCSI versions.

Ditto Products

In March 1999, the Company announced that it had entered into an agreement to sell certain assets associated with its Ditto tape product line to Tecmar Technologies, Inc. ("Tecmar"). Under the terms of the agreement, Tecmar will pay the Company $3.0 million for intellectual property and exclusive rights to the Company's Ditto product line which includes the Ditto 2GB, 10GB DittoMax Pro and the 7GB Ditto Max drives. As part of the agreement, Tecmar will also obtain certain software rights, intellectual property rights, equipment, the Ditto brand name for tape and tape-related products and product logos. No Iomega facilities or employees will be transferred to Tecmar in connection with the transaction. The Company will continue to sell its current Ditto finished goods inventory for three months following the closing of the sale; after which, Tecmar will buy the Company's remaining finished goods inventory. The Company will also continue to sell existing Ditto cartridges for a period of time. The Company will provide warranty support for its Ditto 2GB and Ditto Max products until the warranties expire and will provide technical support for Ditto products sold by the Company. Tecmar will provide out-of-warranty service for Ditto 2GB and Ditto Max tape drive customers.


Marketing and Sales

Marketing

         The Company believes that broadening the distribution of its products through strategic marketing alliances with a variety of key companies within the computer and consumer electronic industries is a critical element in the Company's strategic goal of being the supplier of choice for smart, portable solutions for personal computers and the growing market of consumer electronic devices. The Company's initial marketing strategy for the introduction of its new products has been to generate consumer awareness of, and demand for, such products by focusing on aftermarket sales to existing users of personal computers through leading computer retail channels. The Company has also focused and will continue to focus on establishing and maintaining OEM relationships with leading personal computer manufacturers for Zip and Jaz products and consumer electronic manufacturers for Clik! products as well as granting royalty-based licenses that allow third-party manufacturers to produce and sell the Company's drives to OEMs and other customers for their own accounts. Sales of Zip drives to OEM customers increased to over 55% of total Zip drive unit sales in 1998, as compared to approximately 32% in 1997. To support and foster increased Zip OEM sales, Iomega initiated a broad-based Zip Built-In(TM) campaign during 1997.

         During 1998, the Company announced the following three marketing programs to improve the role of the Company's products in the business and personal lives of its customers: Record/Play, Beyond-PC and software tools. Record/Play enables authors, artists, music producers and, eventually, video and film producers to protect their copyrighted property. Record/Play also enables businesses to protect confidential or proprietary business and client information. The Company's Zip, Jaz and Clik! disks carry an embedded serial number that allows content to be encrypted, thus allowing content to be replayed but not re-recorded. Beyond-PC promotes the installation of the Company's storage technologies on digital appliances other than the PC. Zip drives are being designed into, or made compatible with, scanners, set-top boxes, projection systems, music and audio devices, medical devices and printers. By the end of 1998, Beyond-PC had garnered support from non-PC makers such as WebSurfer Inc. (TV set-top boxes for internet access), Microtek International, Inc. (stand-alone scanners), Lexmark and NEC (external compatibility with printers), Roland Corporation (music recorders), 360 Systems (broadcast-quality sound record/playback), InFocus Systems Inc. (projection systems) and Stryker Endoscopy (digital capture for high-resolution medical images). Software tools for the Company's Zip, Jaz and Clik! drives are provided by the Company to improve customer satisfaction and to increase media consumption. The software tools are available as a free download on the Company's website (www.iomega.com) and include such tools as Iomega RecordIt, Norton Zip Rescue and Iomega Photoprinter. Iomega RecordIt, when used with the Company's Zip, Jaz and Clik! disks, allows a PC or Mac computer to be used as a digital audio recorder. Norton Zip Rescue is a disaster recovery software tool that is stored on a single 100MB or 250MB Zip disk that allows Zip drive users to perform system recovery quickly and easily. Iomega Photoprinter, primarily designed for the Clik! drive for digital cameras, allows users to view JPG, bitmap and pic images in thumbnail views and allows users to size images up to 8x10. Iomega Photoprinter also works with Zip and Jaz drives as well as hard drives.

         The Company's worldwide marketing group is responsible for positioning and promoting the Company's products. The Company participates in various industry tradeshows, including CeBit, COMDEX and MacWorld, and seeks to generate coverage of its products in a wide variety of trade publications. During 1998, the Company continued major print advertising campaigns for its Zip, Jaz and Ditto products and television advertising campaigns in support of its Zip products with an emphasis on the Company's Zip Built-In campaign aimed at increasing awareness of the availability of, and demand for, Zip storage solutions as a built-in feature in personal computers.


Retail Distribution

         Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States and Europe. Retailers carrying the Company's products include Best Buy, Circuit City, CompUSA, Costco Warehouse, Fry's Electronics, MicroCenter, OfficeDepot, Office Max, Sam's Club and Staples in the U.S.; and Dixons, FINAC, Media Markt, PC World and Vobis in Europe. Distributors include CMS Peripherals, Ingram Micro, Merisel, MicroAge and Tech Data in the U.S.; Actebis, Computer 2000, Ingram Micro Europe and Karma International in Europe; and Gennett Technologies, Q*Soft Australia Pty. Ltd. and Sunkyong Distribution Ltd. in Asia.

Strategic Marketing Alliances

         In addition to sales through retail and distribution channels, the Company has entered into a number of strategic marketing alliances with a variety of companies within the computer and consumer electronic industries. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems and portable electronic devices at the time of purchase. During 1998, the Company continued to gain significant industry support from major PC companies that began, or announced plans to begin, incorporating Zip drives into their computer systems as standard or optional features. At the end of 1998, the Company's OEM partners included, among others: Acer, Apple, Chicony, Clevo, CNF, Compal, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, Hitachi, IBM, LaCie Limited, Lexmark, Micron Electronics, Microtek, NEC, Packard Bell, Sharp, Siemens, Sony, Toshiba, Umax, and VST. The Company is beginning to gain significant industry support from major consumer electronic companies that have announced plans to begin to incorporate Clik! drives into their computer systems as standard or optional features. At the end of 1998, the Company had announced the following OEM partners for Clik!: AGFA, Compaq, Sharp and Varo Vision. The Company has signed licensing or co-development agreements with Citizen, MCI and NEC that grant non-exclusive rights to manufacture and market Clik! mobile storage drives to other OEMs and consumers worldwide and for use in their own portable electronic products.

         The Company's strategic alliances also include private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products by such companies as Maxell, Fuji and Verbatim who offer Zip drives in Japan and Zip disks globally in packages which feature Iomega's name in addition to the partner's name.

International

         The Company sells its products outside of North America primarily through international distributors and retailers. The Company has increased its sales and marketing efforts in the European and Asian markets in the past several years and has established several sales offices in both Europe and Asia. Prior to 1997, the Company had been invoicing predominantly in foreign currencies in Europe. In 1997 and 1998, the majority of sales to European customers were denominated in U.S. dollars. Sales to Asian customers are typically denominated in U.S. dollars with the exception of Japan, where sales are primarily invoiced in the Japanese Yen. In total, sales outside of the United States represented 34%, 39% and 34% for the years ended December 31, 1998, 1997 and 1996, respectively.

Sales

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

         The Company sells its products primarily through computer product distributors, retailers and OEMs. Accordingly, since the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors, certain large retailers and OEMs. At December 31, 1998, the customers with the ten highest outstanding accounts receivable balances totaled $124.0 million, or 42% of gross accounts receivable, with one customer accounting for $29.3 million, or 10% of gross accounts receivable. If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

         During the year ended December 31, 1998, sales to Ingram Micro, Inc., a distributor, accounted for 16% of sales. During the year ended December 31, 1997, sales to Ingram Micro, Inc., accounted for 14% of sales. No other single customer accounted for more than 10% of the Company's sales in 1998 or 1997.

Seasonality and Other Fluctuations of Revenue

         Iomega's Zip products are targeted to the retail consumer market and to personal computer OEMs. The Company's Jaz products are targeted primarily to the retail consumer market. The Company's Clik! products are targeted to the retail consumer market and to various consumer electronic device OEMs. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Due to first quarter seasonality and component constraints associated with ramping new products, the Company publicly stated in January 1999 that it expected first quarter 1999 results to be approximately breakeven with the possibility of a small profit or loss. However, there can be no assurance that the expected results will be realized.

         Revenues and growth rates for any prior quarter are not necessarily indicative of revenues or growth rates to be expected in any future quarter.

Manufacturing

         The Company's products are manufactured by the Company at facilities in Penang, Malaysia and Roy, Utah and by independent parties who manufacture products for the Company on a contract basis. Manufacturing activity generally consists of assembling various components, subcomponents and prefabricated parts manufactured by outside vendors. Since the first quarter of 1997, a substantial portion of the Company's Zip drives and Jaz drives and disks have been manufactured in the Penang, Malaysia facility that was purchased by the Company in September 1996.

         During 1995, the Company was unable to produce enough of its products to fill all of its orders and, therefore, turned to third-party manufacturers to help satisfy demand. During 1996, the Company purchased a 376,000 square-foot, manufacturing facility in Penang, Malaysia to serve as an additional manufacturing site for the Company's Zip drives and Jaz drives and disks. During 1998, the Company announced plans to open a new manufacturing facility in Roy, Utah to serve as a regional manufacturing facility to produce products to be sold in the Americas. Utah was selected as a new manufacturing location because of its favorable economics from a logistical perspective and good geographic proximity to both OEM customers and the Company's core Zip research and development team. Regional manufacturing is part of the Company's move toward the virtual enterprise model that provides cost savings and reduces the Company's required investment in inventory. Although the Company believes it is positioned (either through existing capacity or planned additional capacity) to produce the majority of its products in the future, it still intends to use certain third-party manufacturers for the foreseeable future. There can be no assurance that the Company will not from time to time encounter difficulties in providing necessary levels of manufacturing capacity; that it will be successful in managing relationships with third-party manufacturers; or that third-party manufacturing will be able to meet the Company's quality requirements or third-party quantity requirements for manufactured products. The Company currently has third-party manufacturing relationships with MegaMedia Corporation and Sentinel N.V. (which produce a significant majority of all Zip disks).

         During 1996 and 1997, the Company granted non-exclusive worldwide licenses to MCI and NEC, respectively, to manufacture and sell Zip drives under MCI's and NEC's brand names, as well as to OEMs. MCI commenced shipping drives in April 1997, and NEC commenced shipping drives in May 1997. In 1998, the
Company granted Toshiba a non-exclusive worldwide license to redesign, manufacture and market slimline internal Zip drives and external PCMCIA-connected Zip solutions. Toshiba has announced plans to manufacture and market slimline Zip drives to OEM notebook manufacturers worldwide and into the beyond-PC applications market in 1999. Toshiba is also expected to engineer and manufacture slimline Zip drives for the Company to be included in a substantial portion of Iomega-branded notebook OEM and future smaller form factor retail Zip drives. In 1998, the Company granted non-exclusive worldwide licensing or co-development agreements to Citizen, MCI and NEC to manufacture and sell Clik! drives for use in their own portable electronic products, to other OEMs and consumers worldwide. These agreements increase competition faced by the Company, including price competition, since the Company does not control the price at which Citizen, MCI or NEC sells products for its own account. The Company receives (or will receive) royalties on units sold to third parties by Citizen, MCI and NEC.

         Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip disks is currently obtained exclusively from Fuji Photo Film and certain integrated circuits used in Zip drives are obtained exclusively from L.S.I. Logic Corporation. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of key components on a timely basis. The Company continues to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely basis or realize any future cost savings. For example, sales were adversely affected during the second and third quarters of 1997 due to a shortage of certain integrated circuits for Zip drives and supplier quality problems. Sales were also adversely affected in the fourth quarter of 1997 due to a shortage of components for notebook Zip drives. Sales may be adversely affected for these or similar reasons in the future.

         The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component; and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

         The Company had a backlog at the end of January 1999 of approximately $71 million, compared to a backlog at the end of January 1998 of approximately $220 million. The backlogs at the end of January 1999 and 1998 were related to both orders with scheduled shipment dates in future months and delays in new product introductions. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

         An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products. During 1997 and 1998, the Company's efforts were primarily focused on the development of the Company's Clik! products and enhancing the features, developing different system interfaces, developing higher capacity and performance versions, enhancing and expanding compatibility with various computers and operating systems and reducing the production costs of its existing Zip and Jaz products. Moreover, the Company is looking at advanced head/media systems for future platforms beyond the current family of Jaz products and plans to increase its efforts in the areas of software utilities and solutions, which will continue to emphasize "ease of use" functionality.

         Clik!, a miniaturized removable-media storage solution for use in notebook computers and a variety of handheld electronic devices, began shipping late in the fourth quarter of 1998 in limited volumes. Clik! (successor to the n hand technology announced in 1996) represents the Company's first product which is primarily targeted to digital camera and other consumer electronic manufacturers. The Company believes Clik! has the potential to open up several new markets for removable magnetic recording devices. The Company does not have prior experience in these channels. Accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful.

         During 1998, 1997 and 1996, the Company's research and development expenses were $101.5 million, $78.0 million and $42.1 million, respectively (or 6.0%, 4.5% and 3.5%, respectively of net sales). Increased research and development spending in 1998 was primarily related to increased spending for new product development, including Clik! development, and continued development and enhancement of Zip, Jaz and other products.

         The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. The Company's future success will depend in significant part on its ability to continually develop and introduce, in a timely manner, new removable-media disk drive products with improved features and to develop and manufacture those new products within a cost structure that enables the Company to sell such products through effective channels at lower prices than those of competing products. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Competition

         The Company believes that its Zip and Jaz products compete with other data storage devices, such as fixed hard drives (for upgrade), magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, optical disk drives and "floptical" disk drives. The Company believes that its Clik! products compete with other data storage devices including various formats of flash memory, certain fixed hard drives and magnetic cartridge disk drives (that use either floppy or rigid media). Current competing solutions of removable media data storage devices include LS-120, or SuperDisk, (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and MKE), HiFD (product co-developed by Sony Corporation and Fuji Photo Film Co., Ltd.), UHD144 (product in development by Caleb Technology Corporation), Orb (product developed by Castlewood Systems, Inc.), Pro-FD (product in development by Samsung Electro-Mechanics Co., Ltd.), Microdrive (product in development by IBM), Memorystick (product developed by Sony Corporation), and the new CD-R and CD-RW drives. Although the Company believes that its Zip, Jaz and Clik! products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will introduce new removable-media storage devices and new non-removable storage solutions. Accordingly, the Company believes that its Zip, Jaz and Clik! products will face increasingly intense competition.

         The  Company  believes  that in order to compete  successfully  against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. As new and competing removable-media storage solutions are introduced, it is possible that any such solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard or achieve a leading market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance.

         To the extent that Zip and Jaz drives are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which are offered by companies such as Seagate Technology, Western Digital Corporation, Quantum Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as NEC, IBM, Fujitsu, Hitachi, Ltd. and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

         The Company believes that it is currently the only source of supply for the disks used in its Zip, Jaz and Clik! drives. It is possible that other sources of supply for disks used in Zip or Jaz drives will emerge as a result of another party succeeding in producing disks that are compatible with Zip, Jaz and Clik! drives without infringing the Company's proprietary rights or as a result of licenses granted by the Company to other parties.

         In the OEM market, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

         The Company has entered into license agreements with MCI and NEC for the manufacture and sale of Zip drives. The Company has signed licensing or co-development agreements with Citizen, MCI and NEC that grants non-exclusive rights to manufacture and sell Clik! mobile storage drives to other OEMs and consumers worldwide and for use in its own portable electronic products. Accordingly, the Company faces competition from such licensees and expects to compete in the future with any other licensees of the Company's products. In addition, the Company has granted certain companies the right to purchase drives or disks from the Company (generally at a discount to the price paid by retail channels) and resell such products under private brand names; the Company's products may become subject to increased price competition from such private branded resellers. Price competition from other resellers of the Company's products, whether or not the Company has a manufacturing relationship with any such party, may result in increased pressure on the Company to reduce the prices at which its products are sold to such resellers or others or to offer rebates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of manufacturing such products.

         The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability, transportability and size of installed base of users), ease of installation and use and security of data. Price is a particularly important factor with respect to the Company's mass-market products (the Zip and Clik! drives). Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. Winchester drives are available in 5.25-inch, 3.5-inch, 2.5-inch and 1.8-inch form factors. The most common form factor for Winchester and floppy drives is 3.5-inches. The Company currently offers 3.5-inch Zip and Jaz drives. The most common system interface for the OEM market is ATAPI. The Company currently offers internal Zip drives in ATAPI and SCSI interface models and internal Jaz drives in SCSI interface models.

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

Proprietary Rights

         The Company relies on a combination of patent, copyright and trade secret laws to protect its technology. While the Company currently intends to vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. The Company has filed approximately 300 U.S. and foreign patent applications relating to its Zip, Jaz and Clik! drives and disks, although there can be no assurance that such patents will be issued. The Company holds more than 120 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, Clik! and Bernoulli(R) technologies. There can be no assurance that any patents obtained by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted. The validity of certain of the Company's patents has been challenged by parties against whom infringement claims have been asserted. If another party were to succeed in producing and selling Zip-, Jaz- or Clik!- compatible disks in volume, without infringing or violating the Company's intellectual property rights, the Company's sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company's Zip, Jaz and Clik! disks have higher gross margins than the Zip, Jaz and Clik! drives, the Company's net income would be disproportionately affected by any such sales shortfall. Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its products will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded its existing drive and disk technology.

         As is typical in the data storage industry, from time to time, the Company has been, and may in the future be, notified of claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from manufacturing and selling the infringing product(s) in one or more countries, or both. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome, and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

         Certain technology used in the Company's products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to Zip products. The termination of a license arrangement could have a material adverse effect on the Company's business and financial results.

Employees

         As of December 31, 1998, the Company employed 4,865 persons worldwide, consisting of 3,489 in manufacturing, 477 in general management and administration, 321 in research and development, 222 in sales, marketing and service, 225 in customer satisfaction and 131 in product management. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company's success will depend in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. Effective March 24, 1998, Kim B. Edwards resigned as President and Chief Executive Officer of the Company. Effective October 22, 1998, the Company announced the appointment of Jodie K. Glore as Chief Executive Officer and President of the Company. Mr. Glore was also elected to serve as a member of the Company's Board of Directors. During the interim period, the position was filled by James E. Sierk, a member of the Company's Board of Directors. Effective June 5, 1998, Leonard C. Purkis resigned as Senior Vice President, Finance and Chief Financial Officer. Dan E. Strong, Vice President and Corporate Controller, has assumed the role of interim Chief Financial Officer while the Company conducts a search for a new Senior Vice President, Finance and Chief Financial Officer. The Company is in the process of conducting a search for an Executive Vice President to head the global Product, Sales and Marketing function. Jodie K. Glore has assumed this role during the interim period. In January 1999, the Company announced organizational changes designed to focus the Company's 1999 corporate priorities of growing revenue and improving profitability and asset utilization. With this organizational realignment, the Company is now organized around business functions as opposed to its previous structure of decentralized product business units. As a result of this organizational change, two members of the Company's senior management team, Ted Briscoe, formerly President of the Company's personal storage division, and Fred Forsyth, formerly President of the Company's professional products division, will be leaving the Company. There can be no assurance that the Company will be successful in attracting and/or retaining key employees, that the transition to a functional organization will not result in short-term disruptions or that the transition will eventually produce the desired results.

Government Contracts

         No  material   portion  of  the   Company's   business  is  subject  to
renegotiations of profits or termination of contracts at the election of the United States government.

Environmental Matters

         Compliance with federal, state and local environmental protection laws had no material effect on the Company in 1998 and is not expected to have a material effect in 1999.

ITEM 2.  PROPERTIES:

         The Company's executive offices, certain distribution facilities, certain manufacturing facilities and certain research and development facilities are located in leased offices and warehouses in the Roy, Utah area. The Company leases warehouse facilities in North Carolina to serve as its principal distribution center for North America. In addition, the Company also leases office space in various locations throughout North America for local sales, marketing and technical support personnel as well as other locations used for warehouses and for research and development activities. The Company has announced plans to open a new manufacturing facility in Roy, Utah during 1999 to serve as a regional manufacturing facility to produce products to be sold in the Americas. The manufacturing facility will be located in a leased warehouse in the Roy, Utah area.

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

         On September 10, 1998, a purported class action lawsuit, Rinaldi et al.
v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The Company intends to vigorously defend against this suit.
         On October 9, 1998, Hi-Val, Inc. filed a complaint against the Company and other parties, Hi-Val, Inc. v. Nomai, S.A., Nomus, Inc., Kevin Scheier and Iomega, in the Superior Court of California, County of Santa Clara. The complaint alleges tortious interference with contract, tortious interference with prospective economic advantage, unfair business practices, and conspiracy against Iomega, and other claims against the other parties. The claims are related to an alleged arrangement between Nomai, S.A. and Hi-Val for Hi-Val to distribute Nomai's XHD cartridges. Plaintiff seeks to recover $26 million in alleged, unspecified damages. The Company intends to vigorously defend against this complaint.

         Beginning on February 10, 1998, several purported class action complaints were filed in the United States District Courts for the District of Utah and the Southern District of New York, against the Company and certain of its former officers on behalf of certain persons who purchased the Company's common stock during the period from September 22, 1997 to January 22, 1998. These cases have now been consolidated in the District of Utah and a consolidated class action complaint, Karacand v. Kim B. Edwards, Leonard C. Purkis and Iomega Corporation, was filed on July 8, 1998. A separate individual suit, Ora v. Iomega Corporation, et al., was filed on May 27, 1998, in Superior Court of the State of California for the County of Los Angeles. The Karacand complaint alleges that the Company and certain of its former officers violated certain federal securities laws; the Ora complaint alleges that the Company and certain of its former officers violated certain federal and state securities laws and alleges that Mr. Edwards breached his duties as a director of the Company. Both complaints seek an unspecified amount of damages. Management believes that the named defendants have highly meritorious defenses to the allegations made in these lawsuits. The Company intends to vigorously defend against such allegations.

         On February 25, 1998, the Company was served with a complaint in a purported class action filed in the Supreme Court of the State of New York, entitled Christian Champod v. Iomega Corporation. The named plaintiff claims to have commenced the action on behalf of a purported class consisting of certain persons who purchased Iomega Ditto tape drives since February 18, 1992, and a subclass consisting of such purchasers who called the Company's "800" or "888" telephone number for technical assistance and/or customer service and were charged a fee for the call. The complaint claims violations of certain provisions of the New York General Business Law and fraudulent inducement, based on, among other things, alleged advertising and product packaging representations regarding the Ditto products' ability to "read" certain non-Ditto cartridges. Additionally, the complaint alleges that Iomega's product packaging, indicating that a customer could call a toll free "800" or "888" telephone number for technical assistance, implicitly, but falsely, represented that the customer could receive free telephone technical support. The Company intends to vigorously defend against such allegations.

         On July 23, 1997, the Company initiated litigation against SyQuest Technology, Inc. ("SyQuest") in the United States District Court in the District of Delaware for infringing the Company's U.S. Patent No. 5,644,444, U.S. Design Patent No. D378,518 and the Company's registered trademark "JET". The complaint sought monetary damages and injunctive relief enjoining SyQuest from further infringement. The matter was scheduled for trial in April 1999; however, the trial date has been delayed as a result of SyQuest's filing of a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in November 1998. The Company also filed complaints on March 6, 1998 and April 29, 1998 in the Paris District Court alleging claims of copyright and patent infringement. On January 13, 1999, the Company announced that it had entered into a definitive agreement to purchase certain assets of SyQuest, including all of its intellectual property, and its inventory and fixed assets in the U.S., for $9.5 million in cash, subject to certain closing conditions and adjustments (see Note 16 of the Company's 1998 Annual Report to Stockholders, which section is incorporated herein by reference). One of the conditions of the proposed purchase was approval by the U.S. Bankruptcy Court, which was obtained on February 24, 1999. As part of the agreement, the Company would release SyQuest and SyQuest would release the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

         The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.


EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company as of March 1, 1999 were as follows:

Name                 Age    Position

Jodie K. Glore        51    Chief Executive Officer, President and Director

L. Scott Flaig        55    Executive Vice President and Chief Operating Officer

James A. Taylor       52    Executive Vice President and Chief Marketing Officer

Dan E. Strong         40    Vice President, Corporate Controller and Interim
                            Chief Financial Officer

Laurie B. Keating     45    Senior Vice President, General Counsel and Secretary

James C. Kelly        41    Senior Vice President, Product Development and Chief
                            Technology Officer

Anton J. Radman, Jr.  46    Senior Vice President, Strategic Business
                            Development

Roxie Craycraft       44    Acting Vice President, Customer Service and
                            Applications

Kevin O'Connor        40    Vice President, Human Resources

Robert J. Simmons     36    Vice President and Treasurer


         Jodie K. Glore joined the Company as Chief Executive Officer and President on October 22, 1998. From 1994 to 1998, Mr. Glore served as President and Chief Operating Officer of Rockwell Automation, the leading supplier of industrial automation products, systems and software in North America, and a division of Rockwell International. From January 1992 until January 1994, Mr. Glore served as Senior Vice President for the Industrial Computer and Communications Group ("ICCG"), which later became known as the Automation Group of Rockwell International. From September 1985 until January 1992, Mr. Glore served in various management positions at Square D Company, including Corporate Vice President of Sales and Marketing, Vice President and General Manager of Square D's Automation Products Division and Vice President and General Manager of Square D's Power Equipment Business. Prior to that, Mr. Glore was employed for six years at Allen Bradley, now part of Rockwell Automation, in various supervisory and managerial positions including, new product development, market planning services and product marketing.

         L. Scott Flaig joined the Company in November 1997. From 1996 to 1997, Mr. Flaig was an adjunct professor at Northwestern University, lectured at top business schools across the country and performed consulting services in the area of supply chain management. From 1992 to 1995, Mr. Flaig was Senior Vice President, Worldwide Operations for Dell Computer Corporation based in Austin, Texas. He has also held senior operations management positions at Ernst & Young, Digital Equipment Corporation and Xerox.

         James A. Taylor joined the Company as Executive Vice President and Chief Marketing Officer in April 1998. From 1996 to 1998, Mr. Taylor served as Senior Vice President of Global Marketing at Gateway 2000, Inc. From 1994 to 1996, Mr. Taylor served as Executive Managing Director and General Manager at Hill & Knowlton, an international public relations firm. Prior to that, Mr. Taylor served as Executive Managing Director of Yankelovich Partners, an international marketing research and public opinion firm and as a partner with Ernst & Young as National Director of Marketing.

         Dan E. Strong assumed the role of Interim Chief Financial Officer in June 1998. Mr. Strong was promoted to Corporate Controller in January 1997, and Vice President and Corporate Controller in January 1998. Mr. Strong has held various management positions within the finance and accounting organizations of the Company from January 1985 to June 1994 and from September 1995 to December 1996. From June 1994 through September 1995, Mr. Strong was Vice President and Chief Financial Officer of Pro Image Inc., a retailer of licensed sports apparel.

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

         James C. Kelly was appointed Senior Vice President, Product Development and Chief Technology Officer in January 1999. Mr. Kelly joined the Company in June 1991 and his previous positions with the Company have included President and Vice President and General Manager of the Mobile Storage Division, Vice President of Tape Engineering and Director of Tape Engineering. Previously, Mr. Kelly served as a Staff Engineer at Cipher Data Products from November 1984 to June 1991.

         Anton J. Radman, Jr. has been Senior Vice President, Strategic Business Development since April 1995. Mr. Radman joined the Company in April 1980 and his previous positions with the Company have included Senior Vice President, Sales and Marketing; Senior Vice President, Corporate Development; President of the Bernoulli Optical Systems Co. ("BOSCO") subsidiary of the
Company; Vice President, Research and Development, Vice President, OEM Products and Sales Manager and Senior Vice President, Micro Bernoulli Division.

         Roxie Craycraft was appointed as Acting Vice President, Customer Service and Applications in January 1999. Mr. Craycraft joined the Company in January 1996 and his previous positions with the Company have included Director, Materials & Inventory and Vice President, Customer Satisfaction. Previously, Mr. Craycraft was employed at Gates Corporation from 1975 to 1995 and served in various supervisory and managerial positions, including Corporate Materials Manager; Managing Director, Asia/Pacific in Hong Kong; Plant Manager and Business Manager.

         Kevin O'Connor joined the Company as Vice President, Human Resources in January 1997. Mr. O'Connor came to the Company from Dell Computer Corporation where he held several senior human resource positions. While at Dell, from October 1995 to December 1996, Mr. O'Connor was Vice President, Human Resources Asia Pacific; from July 1994 to September 1995, he was Vice President, Human Resources North America; and from May 1993 to June 1994, he was Director, Human Resources Worldwide Operations. Prior to his employment with Dell, Mr. O'Connor spent six years as a Senior Group Manager of Human Resources with the Frito Lay Division of Pepsico.

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

                                                 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

         The information required by this item is found in the section entitled "Securities" of the Company's 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA:

         The information required by this item is found in the tables entitled "Trends in Operations" and "Financial Conditions and Trends" of the Company's 1998 Annual Report to Stockholders, which tables are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The information required by this item is found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         A discussion of the Company's exposure to, and management of, market risk is contained in the section entitled "Disclosures About Market Risk" of the Company's 1998 Annual Report to Stockholders, which section is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The information required by this item is contained in the section entitled "Financial Highlights" of the Company's 1998 Annual Report to Stockholders, which section is incorporated herein by reference, and in the financial statements and schedule referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
         FINANCIAL DISCLOSURE:

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The information required by this item appears in the sections of the Company's Proxy Statement for its 1999 annual meeting of stockholders entitled "Item One - ELECTION OF DIRECTORS" and "-- STOCK OWNERSHIP INFORMATION --
Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading "EXECUTIVE OFFICERS OF THE COMPANY" except for the following information about Messrs. Nolan and Sheehan, who are retiring from the Board upon the expiration of their terms at the 1999 Annual Meeting of Stockholders.

         John E. Nolan, age 71, has been a partner at the law firm of Steptoe & Johnson LLP since 1963. He has served as counsel for Chrysler and Ford in major environmental cases, for Aleyska in the Trans-Alaska Pipeline case and for the New York Stock Exchange. He is a member of the Center for Public Resources' Panel of Distinguished Neutrals, a Mediator for the United States Court of Appeals for the District of Columbia Circuit and an arbitrator of major governmental and business cases. He is a director of Hooper Holmes, Inc.

         The Honorable John E. Sheehan, age 69, an entrepreneur since 1976, is a director and the principal stockholder of several of the privately owned enterprises which he founded. He is Chairman and Chief Executive Officer of Rhome Management Co., which provides oversight to his various corporate interests. He is also a member of the Executive Committee of the Associates of the Harvard Business School and Chairman Emeritus of the Board of Trustees of the U.S. Naval Academy Alumni Association. Mr. Sheehan is a former member of the Board of Governors of the Federal Reserve System.

ITEM 11. EXECUTIVE COMPENSATION:

         The information required by this item appears in the sections of the Company's Proxy Statement for its 1999 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS - DIRECTOR Compensation", "-- Executive Compensation" and "-- Compensation Committee Interlocks and Insider Participation" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The information required by this item is contained in the section of the Company's Proxy Statement for its 1999 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS - STOCK OWNERSHIP INFORMATION -- Ownership by Management and Principal Stockholders", which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information required by this item is contained in the sections of the Company's Proxy Statement for its 1999 annual meeting of stockholders entitled "ITEM ONE - ELECTION OF DIRECTORS EXECUTIVE COMPENSATION -- Employment and Severance Agreements", which section is incorporated herein by reference.

                                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (a) The following documents are filed as part of, or are included in, this Annual Report on Form 10-K:

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

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1998.

                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IOMEGA CORPORATION

                                    By:   /s/Jodie K. Glore
                                          -------------------------------------
                                          Jodie K. Glore
                                          Chief Executive Officer and President



                                          Date:    March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                                      Date
---------------------------------  -------------------------------------      ----------


/s/ Jodie K. Glore
---------------------------------  Chief Executive Officer and President      ) March 25, 1999
Jodie K. Glore                                                                )
                                                                              )
/s/ Dan E. Strong                                                             )
---------------------------------  Vice President, Corporate Controller       )
Dan E. Strong                      and Interim Chief Financial Officer        ) March 25, 1999
                                   (Principal financial and accounting        )
                                   officer)                                   )
                                                                              )
                                                                              )
/s/ David J. Dunn                  Chairman of the Board of Directors         ) March 25, 1999
---------------------------------                                             )
David J. Dunn                                                                 )
                                                                              )
                                                                              )
/s/ John W. Barter                  Director                                  ) March 25, 1999
---------------------------------                                             )
John W. Barter                                                                )
                                                                              )
                                                                              )
/s/ Robert P. Berkowitz             Director                                  ) March 25, 1999
---------------------------------                                             )
Robert P. Berkowitz                                                           )
                                                                              )
                                                                              )
/s/ John R. Myers                   Director                                  ) March 25, 1999
---------------------------------                                             )
John R. Myers                                                                 )
                                                                              )
                                                                              )
/s/ John E. Nolan                   Director                                  ) March 25, 1999
---------------------------------                                             )
John E. Nolan                                                                 )
                                                                              )
/s/ M. Bernard Puckett              Director                                  ) March 25, 1999
---------------------------------                                             )
M. Bernard Puckett                                                            )
                                                                              )
                                                                              )
/s/ John M. Seidl                   Director                                  ) March 25, 1999
---------------------------------                                             )
John M. Seidl                                                                 )
                                                                              )




/s/ John E. Sheehan                 Director                                  ) March 25, 1999
---------------------------------                                             )
The Honorable John E. Sheehan                                                 )
                                                                              )
                                                                              )
/s/ James E. Sierk                  Director                                  ) March 25, 1999
---------------------------------                                             )
James E. Sierk                                                                )
                                                                              )


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
                          FINANCIAL STATEMENT SCHEDULE


         The following consolidated financial statements appear in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference:

         DESCRIPTION
         -----------

Report of Independent Public Accountants

Consolidated Balance Sheets at December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements


         The following schedule is included in this Annual Report on Form 10-K:


          DESCRIPTION                                           Page Reference
          ----------                                            --------------

Report of Independent Public Accountants on Consolidated
         Financial Statement Schedule.......................                25
II - Valuation and Qualifying Accounts......................                26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


To Iomega Corporation:

         We  have  audited  in  accordance  with  generally   accepted  auditing
standards, the consolidated financial statements included in Iomega Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 19, 1999 (except with respect to the matter discussed in Note 6, as to which the date is January 29, 1999.) Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 24 is the responsibility of the Company's management and is presented for the purpose of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Salt Lake City, Utah
January 19, 1999

                                   IOMEGA CORPORATION AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              (in thousands)

                                              Additions
                                Balance at   charged to                  Balance
                                 beginning    costs and                at end of
Description                      of period     expenses   Deductions      period
------------------------------   ---------   ----------   ----------    --------

                                                         (in thousands)

ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

  Year ended December 31, 1998   $  11,266   $      805   $   (2,009)*  $ 10,062

  Year ended December 31, 1997   $   8,992   $    3,598   $   (1,324)*  $ 11,266

  Year ended December 31, 1996   $   1,861   $    9,022   $   (1,891)*  $  8,992


PRICE PROTECTION AND
VOLUME REBATES:

  Year ended December 31, 1998   $  28,499   $   89,033   $  (69,936)** $ 47,596

  Year ended December 31, 1997   $  17,041   $   44,956   $  (33,498)** $ 28,499

  Year ended December 31, 1996   $   1,633   $   24,480   $   (9,072)** $ 17,041




---------------

*    Represents write-offs of Accounts Receivable
**   Credits granted against Accounts Receivable