Form 10-Q
period 1999-03-28
IOMEGA CORP
filed 1999-05-10
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999


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

                                 (801) 332-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 1999.

Common Stock, par value $.03 1/3                            268,858,255
     (Title of each class)                              (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS


                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

         Condensed consolidated balance sheets at March 28, 1999
              and December 31, 1998...................................       3

         Condensed consolidated statements of operations for the quarters
              ended March 28, 1999 and March 29, 1998.................       5

         Condensed consolidated statements of cash flows for the quarters
              ended March 28, 1999 and March 29, 1998.................       6

         Notes to condensed consolidated financial statements.........       7

Item 2.  Management' Discussion and Analysis of Financial
              Condition and Results of Operations.....................      15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...      30


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings............................................      31

Item 2.  Changes in Securities and Use of Proceeds....................      32

Item 4.  Submission of Matters to a Vote of Security Holders..........      33

Item 6.  Exhibits and Reports on 8-K..................................      33

Signatures............................................................      34

Exhibit Index.........................................................      35

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to expected second quarter results; the expected sufficiency of cash and cash equivalent balances and available sources of financing; expected positive cash flow for 1999; projected effective tax rates; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels, and the mix between Zip, Jaz and Clik! products; targeted levels for gross margin, selling, general and administrative expenses and research and development expenses; the success of the Company's Six

Sigma quality and virtual enterprise model initiatives in achieving substantial product and process quality improvements and in reducing costs; the impact of the Euro conversion on the Company's business or financial condition; the impact of organizational changes, including recently announced plans to consolidate facilities and reduce headcount, on the Company's revenue, profitability and asset utilization; expected sales levels due to seasonal demand; the timing of the SyQuest Malaysian asset purchase; anticipated hedging strategies; estimated additional expenditures associated with the Company's efforts to address Year 2000 issues; and the anticipated Year 2000 compliance of the Company's computer and non-IT systems hardware and utility software products and third-party suppliers. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources", "Factors Affecting Future Operating Results", "Disclosures About Market Risk", "Year 2000 Readiness" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q. The factors discussed below do not reflect the potential impact of any future acquisitions, mergers or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                 (In thousands)

                                            March 28,       December 31,
                                                 1999               1998
                                        -------------      -------------
                                         (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents          $      93,964      $      90,273
     Trade receivables, net                   227,560            233,662
     Inventories                              158,018            165,132
     Income taxes receivable                   22,824             24,974
     Deferred income taxes                     45,155             49,827
     Other current assets                      20,629             20,246
                                        -------------      -------------
         Total current assets                 568,150            584,114
                                        -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, at cost        378,808            373,227
     Less:  Accumulated depreciation
       and amortization                      (183,567)          (165,112)
                                        -------------      -------------
     Net property, plant and equipment        195,241            208,115
                                        -------------      -------------

INTANGIBLES, net                               32,629             33,580

OTHER ASSETS                                    7,628              4,350
                                        -------------      -------------

                                        $     803,648      $     830,159
                                        =============      =============

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS'EQUITY

                        (In thousands, except share data)


                                              March 28,       December 31,
                                                   1999               1998
                                           -------------      -------------
                                            (Unaudited)
CURRENT LIABILITIES:

     Related party notes payable (Note 4)  $      40,000      $      40,000
     Current portion of notes payable                101                101
     Accounts payable                            144,201            160,977
     Other current liabilities                   140,680            152,843
     Current portion of capitalized
        lease obligations                          3,477              4,307
                                           -------------      -------------
         Total current liabilities               328,459            358,228
                                           -------------      -------------

CAPITALIZED LEASE OBLIGATIONS AND
NOTES PAYABLE,  net of current portions            3,569              4,607
                                           -------------      -------------
DEFERRED INCOME TAXES                              5,261              4,903
                                           -------------      -------------
CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                              45,505             45,655
                                           -------------      -------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
       authorized 4,750,000 shares,
       none issued                                     -                  -
     Series C, Junior Participating
         Preferred Stock, authorized
         250,000 shares, none issued                   -                  -
     Common Stock, $.03 1/3 par value;
         authorized 400,000,000 shares,
         issued 269,667,797 and
         268,186,096 shares at March 28,
         1999 and December 31, 1998,
         respectively                              8,988              8,937
     Additional paid-in capital                  289,674            286,206
     Less:  809,542 Common Stock treasury
         shares at March 28, 1999 and
         December 31, 1998, respectively,
         at cost                                  (6,088)            (6,088)
     Retained earnings                           128,280            127,711
                                           -------------      -------------
         Total stockholders' equity              420,854            416,766
                                           -------------      -------------

                                           $     803,648      $     830,159
                                           =============      =============

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                   For the Quarter Ended
                                               March 28,          March 29,
                                                    1999               1998
                                           -------------      -------------
                                                      (Unaudited)
SALES                                      $     386,212      $     407,500

COST OF SALES                                    292,476            305,364
                                           -------------      -------------
     Gross margin                                 93,736            102,136
                                           -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative          69,941            107,942
     Research and development                     20,713             23,133
                                           -------------      -------------
         Total operating expenses                 90,654            131,075
                                           -------------      -------------

OPERATING INCOME (LOSS)                            3,082            (28,939)
     Interest and other income (expense),
        net                                       (2,205)               437
                                           -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                    877            (28,502)
     Benefit (provision) for income taxes           (308)             9,926
                                           -------------      -------------

NET INCOME (LOSS)                          $         569      $     (18,576)
                                           =============      =============

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
     Basic                                 $        0.00      $       (0.07)
                                           =============      =============

     Diluted                               $        0.00      $       (0.07)
                                           =============      =============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note 1)                      268,390            262,238

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Assuming Dilution (Note 1)         273,087            262,238


                The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                           For the Three Months Ended

                                                      For the Quarter Ended
                                                   March 28,          March 29,
                                                        1999               1998
                                                ------------      -------------
                                                         (Unaudited)
Cash Flows from Operating Activities:
     Net Income (Loss)                          $        569      $     (18,576)
     Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization                22,271             12,885
         Deferred income tax provision (benefit)       5,030            (17,575)
         Tax benefit from dispositions of
            employee stock                               688                696
         Other                                           804                741
     Changes in Assets and Liabilities:
         Trade receivables, net                        6,102             30,912
         Inventories                                   7,114            (67,249)
         Other current assets                           (383)            (1,423)
         Accounts payable                            (16,776)           (37,631)
         Accrued liabilities                         (12,163)           (15,048)
         Income taxes                                  2,150             (8,895)
                                                ------------      -------------
             Net cash provided by (used in)
                operating activities                  15,406           (121,163)
                                                ------------      -------------

Cash Flows from Investing Activities:
     Purchase of property, plant and equipment        (8,881)           (24,068)
     Sale of temporary investments                         -             36,319
     Net (increase) decrease in other assets          (3,647)                10
                                                ------------       ------------
         Net cash provided by (used in)
            investing activities                     (12,528)            12,261
                                                ------------       ------------

Cash Flows from Financing Activities:
     Proceeds from sale of Common Stock                2,681              1,353
     Proceeds from issuance of notes payable               -             30,000
     Payments on capitalized lease obligations        (1,868)            (1,524)
     Purchase of Common Stock                              -               (358)
                                                ------------       ------------
         Net cash provided by financing
            activities                                   813             29,471
                                                ------------       ------------

Net Increase (Decrease)  in Cash and
  Cash Equivalents                                     3,691            (79,431)
Cash and Cash Equivalents at Beginning of Period      90,273            159,922
                                                ------------       ------------
Cash and Cash Equivalents at End of Period      $     93,964       $     80,491
                                                ============       ============

Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed
         under capitalized lease obligations    $          -       $      1,223
                                                ============       ============

                The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)  SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 28, 1999 and December 31, 1998, the results of operations for the quarters ended March 28, 1999 and March 29, 1998, and cash flows for the quarters ended March 28, 1999 and March 29, 1998.

     The results of operations for the quarter ended March 28, 1999 is not necessarily indicative of the results to be expected for the entire year or for any future period.

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

     In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30 day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated

                               IOMEGA CORPORATION

                                   (UNAUDITED)


     excess channel inventory totaled $20.7 million and $33.1 million at March 28, 1999 and December 31, 1998, respectively, and is included in "Other current liabilities" in the accompanying condensed consolidated balance sheets.

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

     In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $43.4 million and $47.6 million at March 28, 1999 and December 31, 1998, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

     Foreign Currency Translation - For purposes of consolidating foreign operations, the Company has determined the functional currency for its foreign operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

     Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments and taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates market. Instruments with maturities in excess of three months are classified as temporary investments. There were no temporary investments at March 28, 1999 and December 31, 1998.

     Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                         March 28,      December 31,
                                              1999              1998
                                        ----------        ----------

                  Raw materials         $   59,476        $   62,613
                  Work-in-process           16,714             8,482
                  Finished goods            81,828            94,037
                                        ----------        ----------
                                        $  158,018        $  165,132

                               IOMEGA CORPORATION

                                   (UNAUDITED)

     Other Current Liabilities - Other current liabilities consist of the following (in thousands):

                                                        March 28,  December 31,
                                                             1999          1998
                                                        ---------    ----------
                  Accrued payroll, vacation and bonus   $  18,363    $   21,048
                  Deferred revenue                         20,654        33,114
                  Accrued advertising                      35,598        30,226
                  Other accrued liabilities                66,065        68,455
                                                        ---------    ----------
                                                        $ 140,680    $  152,843

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

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented (in thousands, except per share data):

                                       Net
                                  Income (Loss)       Shares      Per Share
                                   (Numerator)    (Denominator)      Amount
         For the Quarter Ended

         March 28, 1999
         Basic EPS                 $      569          268,390     $    0.00
            Effect of options               -            4,697
            Effect of convertible
              subordinated notes            -                -
                                   ----------          -------     ---------
         Diluted EPS               $      569          273,087     $    0.00
                                   ==========          =======     =========

         March 29, 1998
         Basic EPS                 $  (18,576)         262,238     $   (0.07)
            Effect of options               -                -
            Effect of convertible
               subordinated notes           -                -
                                   ----------          -------     ---------
         Diluted EPS               $  (18,576)         262,238     $   (0.07)
                                   ==========          =======     =========

                               IOMEGA CORPORATION

                                   (UNAUDITED)


     Recent Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined if it will adopt SFAS 133 prior to its effective date. The Company does not expect this pronouncement to have a material impact on the Company's results of operations, financial position or liquidity.

(2)  ACQUISITION

     During 1998, the Company purchased approximately 54% of the capital stock of Nomai, S.A. ("Nomai"), a France-based manufacturer of removable storage systems, from Nomai's principal and other major shareholders. As required by French law, the Company conducted a tender offer, offering all other shareholders of Nomai the opportunity to sell their shares to the Company at the same price as was paid to the principal and other major shareholders. The initial purchase and the tender offer resulted in the Company owning substantially all of Nomai's outstanding shares. The total purchase price of the acquisition was approximately $45 million ($42 million, net of cash acquired).

     The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to purchased in-process technology and goodwill. The Company recorded a non-cash, pre-tax charge of $11.1 million related to purchased in-process technology, representing the appraised value of technology still in the development stage that was not considered to have reached technological feasibility and had no alternative future use. Goodwill of approximately $32 million arising from the acquisition is being amortized on a straight-line basis over seven years. The following unaudited pro forma combined financial data presents the results of operations of the Company as if the acquisition had been effective at the beginning of the periods presented (in millions, except per share data):


                                       March 28, 1999     March 29, 1998


              Revenue                         $  386            $    416
              Net income (loss)                    1                 (21)
              Diluted EPS                     $ 0.00             $ (0.08)

                               IOMEGA CORPORATION

                                   (UNAUDITED)


(3)  INCOME TAXES

     For the quarter ended March 28, 1999, the Company recorded an income tax provision at an effective rate of approximately 35%. This tax rate was based on the Company's projected mix of domestic and non-U.S. pre-tax income for 1999.

     U.S. taxes have not been provided for unremitted non-U.S. earnings which are considered to be permanently invested in non-U.S. operations.

     Cash paid for income taxes was $1.1 million for the first quarter of 1999 and $16.5 million for the corresponding period in 1998.

(4)  DEBT

     Notes Payable - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and January 1999, the Company and the lenders agreed to several amendments to and waivers under the Credit Facility (as most recently amended, effective January 29, 1999, the "Credit Facility"). The Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million with a floor of $110 million through May 1999. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of 0.88% to 1.63%, for the first year, and thereafter between 0.0% and 1.63% depending on the Company's earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and utilization of the Credit Facility, or at LIBOR plus a margin of 2.0% to 2.75%, for the first year, and thereafter between 1.25% and 2.75% depending on the Company's EBITDA and utilization of the Credit Facility. Total availability under the Credit Facility at March 28, 1999 was $147.8 million, and there were no borrowings outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. On January 29, 1999, the Company obtained an amendment to the Credit Facility with respect to the minimum consolidated EBITDA financial covenant for the periods ending on March 28, 1999 and June 27, 1999. As of March 28, 1999, the Company was in compliance with all covenants under the Credit Facility. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers and amendments under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers or amendments on terms acceptable to the Company, if at all. Loss of the Credit Facility may

                               IOMEGA CORPORATION

                                   (UNAUDITED)


     require the Company to find an alternative source of funding which could have a material adverse effect on the Company's business and financial condition.

     Related Party Notes - In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David
     J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The initial interest rate was 8.7% per annum, increasing through January 1, 1999 to 12.7% per annum. The proceeds of these notes were used for the cash purchase of Nomai. The Company used internally generated funds to repay the principal and interest associated with these notes upon their maturity on March 31, 1999.

     Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36- to 60-months and mature at various dates from July 1998 to January 2001. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2% per annum. The leases are secured by the underlying leased equipment, software and furniture.

     Cash paid for interest was $2.3 million and $1.9 million, respectively, for the first quarters of 1999 and 1998, including interest on capital leases. Included in interest expense for the first quarters of 1999 and 1998, respectively, was $0.4 million and $0.2 million of amortization of deferred charges associated with obtaining the debt.

(5)  BUSINESS SEGMENT INFORMATION

     The accounting policies of the Company's business segments are the same as those described in Note 1 "Significant Accounting Policies". The Company's reportable segments as of March 28, 1999 are consistent with the Company's reportable segments as of December 31, 1998, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing, research and development and selling, general and administrative expenses directly related to a segment's operations. The expenses attributable to corporate activity are not allocated to the operating segments. The information in the following table is derived directly from the segments' internal financial information used for corporate management purposes.

                               IOMEGA CORPORATION

                                   (UNAUDITED)

Reportable Operating Segment Information

                                March 28,        March 29,
                                     1999             1998
                                ---------        ---------
                                       (In millions)
         Sales:
              Zip               $     302        $     267
              Jaz                      63              110
              Ditto                    10               31
              Clik!                     5                -
              Other                     6                -
                                ---------        ---------

         Total sales            $     386        $     408
                                =========        =========
         Product profit margin:
              Zip               $      51        $      29
              Jaz                      (3)              (3)
              Ditto                    (1)              (1)
              Clik!                   (13)              (8)
              Other                    (6)              (1)
                                ---------        ---------
         Total product profit
            margin                     28               16
                                ---------        ---------
              General corporate
                expenses              (25)             (45)
              Interest income           1                2
              Interest expense         (3)              (1)
              Other expense             -               (1)
                                ---------        ---------

         Income (loss) before
           income taxes         $       1        $     (29)
                                =========        =========

     In March 1999, the Company announced that it had sold certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, certain software and intellectual property rights, equipment, brand names and product logos. The Company will continue to sell its current Ditto finished goods inventory for three months following the closing of the sale, after which, the buyer will purchase the Company's remaining finished goods inventory. The Company will also continue to sell Ditto cartridges for a period of time.

(6)  OTHER MATTERS

     Significant Customers - During the quarter ended March 28, 1999, sales to Ingram Micro, Inc. accounted for approximately 11.0% of consolidated sales. During the quarter ended March 29, 1998, sales to Ingram Micro, Inc. accounted for 14.3% of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

                               IOMEGA CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                   (UNAUDITED)

     Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

     At March 28, 1999 outstanding forward exchange sales (purchase) contracts, which all mature in June 1999, were as follows:

                                                              Contracted
                  Currency                     Amount        Forward Rate

                  Australian Dollar          (320,000)               0.64
                  British Pound              (560,000)               0.61
                  European Euro             7,110,000                0.91
                  Japanese Yen            320,000,000              116.06
                  Korean Won             (175,000,000)           1,233.00
                  Singapore Dollar         (5,000,000)               1.71
                  Swiss Franc              (1,250,000)               1.44


     The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and are recognized as part of the cost of the underlying transaction being hedged. At March 28, 1999, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(7)  SUBSEQUENT EVENT

     On January 13, 1999, the Company announced that it had entered into a definitive agreement to purchase certain assets of SyQuest Technology, Inc. ("SyQuest"), including all of its intellectual property and its inventory and fixed assets in the U.S., for $9.5 million in cash, subject to certain closing conditions and adjustments. The Company's purchase of SyQuest's U.S. assets closed on April 6, 1999. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France. The Company has also entered into an agreement to purchase certain assets from SyQuest's subsidiary in Malaysia. These assets are being offered for sale separately by a Receiver and Manager appointed in Malaysia at an estimated purchase price of approximately $3.0 million.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $386.2 million and net income of $0.6 million, or $0.00 per diluted share, in the first quarter of 1999. This compares to sales of $407.5 million and a net loss of $18.6 million, or $(0.07) per diluted share, in the first quarter of 1998. Management expects 1999 second quarter results from operations to be comparable to the first quarter of 1999, excluding special charges. However, there can be no assurance that the expected results will be realized. The expected second quarter 1999 special charges will be the result of the Company's announced plans to consolidate facilities and reduce headcount during the second quarter of 1999. The Company plans to consolidate its magnetic technology expertise at its headquarters in Roy, Utah and will be closing its Milpitas, California facility and, after a transition period, will also be closing its San Diego, California facility.

SALES

Sales for the quarter ended March 28, 1999 decreased by $21.3 million, or 5.2%, when compared to the corresponding period of 1998, primarily as a result of price reductions on Zip and Jaz disk and drive products, lower than expected Jaz sales volumes and a significant decline in Ditto sales. Total drive sales of $228.5 million decreased by 8.2% as compared to the first quarter of 1998. Total unit drive shipments for the quarter ended March 28, 1999 increased by 24.7% as compared to the first quarter of 1998. Total disk sales of $151.6 million decreased by 4.5% as compared to the first quarter of 1998. Total unit disk shipments for the quarter ended March 28, 1999 increased by 30.8% as compared to the first quarter of 1998.

Sales of Zip products in the first quarter of 1999 totaled $301.5 million, or 78.1% of total sales, and represented a 13.3% increase from the first quarter of 1998. Zip unit drive shipments increased by 42.5% from the first quarter of 1998, while Zip unit disk shipments increased by 38.5%. Sales of Zip OEM drives accounted for approximately 53% of total Zip drive shipments in the first quarter of 1999, compared to approximately 58% in the first quarter of 1998.

Jaz product sales in the first quarter of 1999 were $62.7 million, or 16.2% of total sales, representing a 43.2% decrease from the first quarter of 1998. Jaz unit drive shipments decreased by 44.7% as compared to the first quarter of 1998, while Jaz unit disk shipments decreased by 31.5%.

Ditto product sales in the first quarter of 1999 were $10.1 million, or 2.6% of total sales, representing a 67.3% decline from the first quarter of 1998. Ditto unit drive shipments decreased by 80.9% as compared to the first quarter of 1998, while Ditto unit disk shipments decreased by 55.1%. In March 1999, the Company announced that it had sold certain assets and rights associated with its Ditto product line. The sales price of $3.0 million for the Ditto assets and rights consisted of $1.0 million in cash and a $2.0 million note which matures in installments over a period of two years. The Company recorded $1.0 million from the sale during the first quarter of 1999 and will record the remainder of the sales price over the life of the note. The Company will continue to sell its current Ditto finished goods inventory through June 1999, after which the buyer will purchase the Company's remaining finished goods inventory. The Company will also continue to sell Ditto cartridges for a period of time.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Clik! product sales in the first quarter of 1999 were $5.1 million, or 1.3% of total sales. The Company began shipping Clik! products in limited quantities during the fourth quarter of 1998. The Company also shipped limited quantities during the first quarter of 1999 due to component shortages.

Geographically, sales in the Americas were $250.0 million, or 64.7% of total sales, in the first quarter of 1999, as compared to $298.5 million, or 73.3% of total sales, in the first quarter of 1998. Sales in Europe were $103.3 million, or 26.7% of total sales, in the first quarter of 1999, as compared to $89.3 million, or 21.9% of total sales, in the first quarter of 1998. Sales in Asia were $32.9 million, or 8.5% of total sales, in the first quarter of 1999, as compared to $19.8 million, or 4.8% of total sales, in the first quarter of 1998.

GROSS MARGIN

The Company's overall gross margin was 24.3% in the first quarter of 1999, as compared to 25.1% in the first quarter of 1998. This decrease in gross margin for the first quarter of 1999, when compared to the corresponding period of 1998, was due primarily to price reductions on Zip and Jaz drive and disk products and lower than expected Jaz volumes. These price reductions were partially offset by reductions in component material costs and per unit manufacturing overhead.

Future gross margin percentage will be impacted by the mix between OEM drive sales, which generally provide lower gross margins than sales through other channels, and retail sales, as well as other factors. Gross margins for the remainder of 1999 will also depend on sales volumes of Zip, Jaz and Clik! disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives, and between Zip, Jaz and Clik! products. The Company is targeting overall gross margin percentages to be in the mid to upper twenty percent range for the second half of 1999. However, there can be no assurance that such margin percentages will be realized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $38.0 million, or 35.2%, in the first quarter of 1999, when compared to the corresponding period of 1998 and decreased as a percentage of sales to 18.1% in the first quarter of 1999, from 26.5% in the first quarter of 1998. The decrease was primarily due to the Company's substantial marketing and advertising program expenditures in the first quarter of 1998. In addition, other general and administrative expenses, comprised mainly of legal fees and information system expenditures, were lower in the first quarter of 1999 when compared to the corresponding period of 1998. Management is focused on maintaining selling, general and administrative expenses in a range of 15% to 20% of sales during the second half of 1999. However, the Company's success in achieving this depends in part on the levels of sales achieved during the second half of 1999 and there can be no assurance that the Company's cost reduction measures, reorganization and other efforts to reduce the percentage of sales represented by selling, general and administrative expenses will be successful.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESEARCH AND DEVELOPMENT EXPENSES

Research and  development  expenses for the first  quarter of 1999  decreased by
$2.4  million,  or 10.5%,  when  compared  to the  first  quarter  of 1998,  and decreased as a percentage of sales to 5.4% in the first quarter of 1999, from 5.7% in the first quarter of 1998. The decrease in research and development expense for the first quarter of 1999, when compared to the corresponding period of 1998, was primarily due to decreased spending for development of Clik! and Zip 250 products during the period as the Company began shipping Clik! and Zip 250 products in limited quantities during the fourth quarter of 1998. Management is targeting the level of spending for research and development during the second half of 1999 to be in the range of 3% to 5% of sales to support planned new product development and existing product enhancements. However, the Company's success in achieving this depends in part on the levels of sales achieved during the second half of 1999 and there can be no assurance that efforts to reduce the percentage of sales represented by research and development expenses will be successful.

OTHER INCOME AND EXPENSE

The Company recorded interest income of $1.1 million in the first quarter of 1999, as compared to $1.7 million in the first quarter of 1998. Decreased average cash balances during the first quarter of 1999 resulted in a decrease in interest income when compared to the corresponding period of 1998. Interest expense was $2.8 million in the first quarter of 1999, as compared to $1.2 million in the first quarter of 1998. The increase in interest expense during the first quarter of 1999 was primarily due to the Company entering into debt agreements with Idanta Partners, Ltd. and another entity affiliated with David
J. Dunn, Chairman of the Company's Board of Directors, in July 1998, under which the Company borrowed $40 million pursuant to a series of three notes.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the first quarter of 1999, the Company recorded an income tax provision of $0.3 million, representing an effective income tax rate of approximately 35%. The Company expects its effective tax rate to remain at approximately 35% for the remainder of 1999. However, differences between the currently anticipated mix and the actual mix of non-U.S. income versus domestic income, along with the ability of the Company to permanently invest non-U.S. earnings outside of the U.S. and its ability to meet the requirements for favorable tax treatment in certain jurisdictions outside of the U.S. could impact the Company's effective tax rate.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

The Company's Zip products are targeted primarily to the personal computer OEM and retail consumer markets. The Company's Jaz products are targeted primarily to the distribution and retail consumer market. The Company's Clik! products are targeted to the retail consumer market and to consumer OEMs. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1999, the Company had cash and cash equivalents of $94.0 million, working capital of $239.7 million, and a ratio of current assets to current liabilities of 1.7 to 1. During the first quarter of 1999, the Company generated a total of $3.7 million of cash and cash equivalents. The primary sources of cash were reductions in accounts receivable and inventory and non-cash expenses. These sources of cash were partially offset by the reductions in accounts payable and accrued liabilities and the purchase of property, plant and equipment.

Inventory decreased by $7.1 million, due primarily to improved supply chain management and changes to the Company's procurement and manufacturing processes to a demand pull model initiated during 1998. The decrease of $6.1 million in accounts receivable was due primarily to the timing of sales and collections during the respective periods and seasonally lower sales in the first quarter of 1999 when compared to the fourth quarter of 1998. These sources of cash were partially offset by a $16.8 million decrease in accounts payable, due primarily to timing of inventory receipts and related payments to vendors. The decrease of $12.2 million in accrued liabilities was due primarily to reductions in deferred revenue and accrued payroll and related liabilities that were partially offset by an increase in accrued advertising.

The Company used $12.5 million of cash in investing activities during the first quarter of 1999, primarily in the purchase of property, plant and equipment and an increase in other assets. Cash provided by financing activities totaled $0.8 million during the first quarter of 1999, and included $2.7 million of proceeds from the sale of Common Stock that were partially offset by $1.9 million in payments on capitalized lease obligations during the first quarter of 1999.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and January 1999, the Company and the lenders agreed to several amendments to and waivers under the Credit Facility (as most recently amended, effective January 29, 1999, the "Credit Facility").

                               IOMEGA CORPORATION

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million with a floor of $110 million through May 1999. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of 0.88% to 1.63%, for the first year, and thereafter between 0.0% and 1.63% depending on the Company's earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and utilization of the Credit Facility, or at LIBOR plus a margin of 2.0% to 2.75%, for the first year, and thereafter between 1.25% and 2.75% depending on the Company's EBITDA and utilization of the Credit Facility. Total availability under the Credit Facility at March 28, 1999 was $147.8 million, and there were no borrowings outstanding. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. On January 29, 1999, the Company obtained an amendment to the Credit Facility with respect to the minimum consolidated EBITDA financial covenant for the periods ending on March 28, 1999 and June 27, 1999. As of March 28, 1999, the Company was in compliance with all covenants under the Credit Facility. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers and amendments under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers or amendments on terms acceptable to the Company, if at all. Loss of the Credit Facility may require the Company to find an alternative source of funding which could have a material adverse effect on the Company's business and financial condition.

The current and long-term portions of capitalized lease obligations at March 28, 1999 were $3.5 million and $3.5 million, respectively. The current and long-term portions of notes payable at March 28, 1999 were $0.1 million and $0.1 million, respectively. In July, 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The initial interest rate was 8.7% per annum, increasing through January 1, 1999 to 12.7% per annum. The proceeds of these notes were used for the cash purchase of Nomai. The Company used internally generated funds to repay the principal and interest associated with these notes upon their maturity on March 31, 1999.

The Company had $45.5 million of convertible subordinated notes outstanding at March 28, 1999, which bear interest at 6.75% per year and mature on March 15, 2001.

The Company expects to generate positive cash flow for 1999. The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, whether the Company will achieve a positive cash flow for 1999, and the precise amount and timing of the Company's future financing needs cannot be determined at this time, and will

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts, the success of the Company in managing its inventory, accounts receivable and accounts payable and the success of the Company's efforts to consolidate facilities and reduce headcount.

On January 13, 1999, the Company announced that it had entered into a definitive agreement to purchase certain assets of SyQuest Technology, Inc., ("SyQuest"), including all of its intellectual property and its inventory and fixed assets in the U.S., for $9.5 million in cash, subject to certain closing conditions and adjustments. The Company's purchase of SyQuest's U.S. assets closed on April 6, 1999. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France. The Company has also entered into an agreement to purchase certain assets from SyQuest's subsidiary in Malaysia. These assets are being offered for sale separately by a Receiver and Manager appointed in Malaysia at an estimated purchase price of approximately $3.0 million. Provided all conditions are met, the Company anticipates a second quarter 1999 closing of its purchase of the SyQuest Malaysian assets.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined if it will adopt SFAS 133 prior to its effective date. The Company does not expect this pronouncement to have a material impact on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip, Jaz and Clik! products for the substantial majority of its sales in 1999, the Company's future operating results will depend in large part on the success of those products in the market. Although the Company believes there is a market demand for removable data storage solutions for personal computers and other devices, there can be no assurance that the Company will be successful in establishing Zip, Jaz and Clik! as the preferred solutions for those market needs. The extent to which Zip, Jaz and Clik! achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors, including, without limitation, the LS-120, or SuperDisk (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and MKE), HiFD (product co-developed

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


by Sony Corporation and Fuji Photo Film Co., Ltd.), the UHD144 (product in development by Caleb Technology Corporation), the Orb (product developed by Castlewood Systems, Inc.), the Pro-FD (product in development by Samsung Electro-Mechanics Co., Ltd.), the Microdrive (product in development by IBM), the Memorystick (product developed by Sony Corporation), various formats of flash memory, CD-R and CD-RW drives, announced developments of rewritable DVD drives and media, and announced products in development by Terastor Corporation; the success of any third party in creating and marketing media intended for use with the Company's drive products without infringing the Company's proprietary rights; the success of the Company in meeting targeted availability dates for enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company's drives; the ability of the Company to create demand for Zip, Jaz and Clik!, including demand from leading personal computer and other manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip, Jaz and Clik! storage solutions; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers, laptop and palmtop computers and other devices with which the Company's products can be used.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip, Jaz and Clik! disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip, Jaz and Clik! drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company's drive products without infringing the Company's proprietary rights, or for any other reason, the Company's sales would be adversely affected, and its results of operations would be disproportionately adversely affected.

Sales of Zip products in 1998 and the first quarter of 1999 accounted for a significant majority of the Company's revenues. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in any prior period should not be assumed to be an indication of future sales levels. In the fourth quarter of 1998, the Company introduced the Zip 250 product. The market acceptance of the Zip 250 product and its impact on other Zip products has not yet been determined and, therefore, may have an adverse impact on future sales. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels
(including budgeted selling, general, and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's results of operations and cash flow. For example, in 1998, the Company's operating expenses as a percentage of sales fell outside of management's operating model resulting in a net operating loss for the year. In addition, the Company's stock price, like other high-technology companies' stock prices, could be subject to fluctuations in response to actual or anticipated variations in operating results, as well as changes in analysts' earnings

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

Clik!, a miniaturized removable-media storage solution for use in a variety of handheld electronic devices, represents the Company's first product which is primarily targeted to digital camera and other consumer electronics manufacturers. The Company does not have prior experience in these channels. Accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful.

Management of the Company's inventory levels has become increasingly complex. The Company's customers frequently adjust their ordering patterns in response to various factors including: the Company's perceived ability to meet demand, the Company's and competitors' inventory supply in the retail and distribution channel, timing of new product introductions, seasonal fluctuations, Company and customer promotions, the consolidation of customer distribution centers, pricing considerations and the attractiveness of the Company's products as compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's results of operations.

The  Company  has  evolved  from an after  market  business  to a business  that includes  a  significant  volume  of  OEM  sales.  In an  OEM  business,  a high proportion of sales are concentrated among a small number of customers. As the concentration of sales to OEM customers continues to evolve, a relatively small number of major customers will represent a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

The Company continues to refine the design of its Zip, Jaz and Clik! products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its Zip, Jaz and Clik! products. Certain of these suppliers are or may become competitors of the Company. As a result of these and other factors, the Company may experience problems relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and/or subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase their market share.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All of the factors described above for Zip, Jaz and Clik! products are, or will be, relevant to the other products currently sold by the Company and any new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. For example, the Company's Jaz 2 GB product, originally scheduled for shipment in the fourth quarter of 1997, did not ship until February 1998 and thus had a material adverse effect on the results of operations for the fourth quarter of 1997 and the first quarter of 1998. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products, and the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

In early 1998, the Company began implementing a virtual enterprise model to improve profitability and asset utilization. The virtual enterprise model is based upon a demand pull model, in which production schedules are set to meet expected customer sell-through demand, and includes making changes to the Company's procurement and manufacturing processes and supply chain management. As part of this new model, suppliers have been asked to arrange for supply hubs to provide inventory delivery in a pull or just-in-time fashion. If the Company is not successful in meeting its commitments to suppliers as a result of actual supply requirements being different from anticipated supply requirements, or for any other reason, the Company's relationships with suppliers could be damaged, resulting in component problems, shortages or other factors affecting the supply of the Company's products. There can be no assurance that the Company will be successful in implementing the virtual enterprise model or that the implementation will result in improved profitability and asset utilization.

Many components incorporated in, or used in the manufacture of, the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip disks is obtained exclusively from Fuji Photo Film and certain integrated circuits used in Zip drives are obtained exclusively from LSI Logic. The Company purchases a portion of its single, sole and limited source components, including components from Fuji Photo Film and LSI Logic, pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment, or to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of certain key components on a timely basis.

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

The Company has announced plans to consolidate facilities and reduce headcount during the second quarter of 1999 in order to streamline its efforts to focus on earnings growth. Management believes that the planned consolidation of facilities and the reduction of headcount will reduce total operating expenses during the second half of 1999 and future periods. However, there can be no assurance that the Company will be successful in its efforts to reduce operating expenses in future periods. The Company is also in the process of implementing Six Sigma quality initiatives intended to make substantial product and process quality improvements and to reduce costs. However, there can be no assurance that the Company's quality initiatives will be successful in providing substantial product and process improvements and in reducing costs.

A significant portion of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Weakening in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Disclosures About Market Risk" below). For example, management believes that sales in Asia were adversely affected during the fourth quarter of 1997 and through the first quarter of 1999 and will continue to be adversely affected due to a regional economic downturn and the devaluation of certain Asian currencies vis-a-vis the U.S. dollar. The Company cannot predict with any certainty the impact that these or other such events could have on its foreign operations.

On January 1, 1999, eleven countries of the European Union established fixed conversion rates between their existing currencies, and adopted the Euro as their new common legal currency. Since that date, the Euro has traded on currency exchanges, with the legacy currencies remaining as legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro bills and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing the competitiveness of its pricing/marketing strategy in a broader European market. The Company is also assessing whether certain existing contracts may require modification in addition to assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving introduction of the Euro. Based on the Company's assessment from current information, the Company does not expect the Euro conversion to have a material adverse effect on the Company's business or financial condition. There can be no assurance, however, that the Euro conversion will not have a material adverse effect on the Company's European sales or otherwise adversely affect the Company's business, results of operations or financial condition.

The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company's success also depends in significant part upon its ability to continue to attract highly skilled personnel to fill a number of vacancies. Effective June 5, 1998, Leonard
C. Purkis resigned as Senior Vice President, Finance and Chief Financial Officer. Dan E. Strong, Vice President and Corporate Controller, has assumed the role of interim Chief Financial Officer while the Company conducts a search for a Chief Financial Officer. The Company is in the process of conducting a search for an Executive Vice President to head the global Product, Sales and Marketing function. Jodie K. Glore, who joined the Company as Chief Executive Officer and President in October 1998, has assumed this role during the search period. There can be no assurance that the Company will be successful in attracting and/or retaining key employees, or that the transition to a functional organization will not result in short-term disruptions, or that the transition will eventually produce the desired results.

Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage increasing volumes of production and an increasingly complex business, transportation issues, product and component pricing, competition, technological changes and advances, adoption of technology or communications standards affecting the Company's products, intellectual property rights, litigation, general economic conditions, changes or slowdowns in overall market demand for personal computer products and any difficulties experienced by the Company as a result of the Year 2000 issue (see "Year 2000 Readiness" below).

DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various interest rate and foreign currency exchange rate risks that arise in the normal course of business. The Company uses borrowings comprised primarily of variable rate debt to finance its operations. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company's functional currency is the U.S. dollar.

The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company recognized this loss during the year ended December 31, 1998. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-institute its hedging strategy for Ringgit exposure.

When hedging balance sheet exposure, realized gains and losses on forward contracts are recognized in other income and expense in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statement of cash flows.

The fair value of the Corporation's long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of March 28, 1999, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

YEAR 2000 READINESS

The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

Overview. In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. The Company is addressing the Year 2000 issue in the following areas: (i) hardware and software products sold by the Company; (ii) the Company's information technology ("IT") systems; (iii) the Company's non-IT systems (i.e., machinery, equipment and devices that utilize "built-in" technology such as embedded microcontrollers) and (iv) third-party suppliers and customers. The Company is undertaking its Year 2000 review in the following phases: Awareness (education and sensitivity

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to the Year 2000 issue), Inventory (identifying the equipment, processes or systems which are susceptible to the Year 2000 issue), Assessment (determining the potential impact of Year 2000 on the equipment, processes and systems identified during the Inventory phase and assessing the need for testing and remediation), Testing/Verification (testing to determine if an item is Year 2000 ready or the degree to which it is deficient) and Implementation (carrying out necessary remedial efforts to address Year 2000 readiness, including validation of upgrades, patches or other Year 2000 fixes). The Company has formed a Year 2000 Committee which meets regularly and has responsibility to oversee the implementation of Year 2000 initiatives. The Year 2000 Committee reports regularly to an executive management committee.

Products. Under the direction of the Year 2000 Committee, the Company is undertaking a systematic review and testing of its products, both hardware and software. The Company has completed the review and testing of all its current release products. Hardware testing was conducted by the National Software Testing Laboratories ("NSTL") according to NSTL developed standards or guidelines (NSTL YMark 2000, Version 97.08.15). NSTL has verified that the Zip, Jaz, Ditto, Buz and Clik! hardware products tested are Year 2000 ready when used in an operating system and with other products which themselves are Year 2000 ready. The Company tested its software utility tools and drivers internally. When used in an operating system and with other products which themselves are Year 2000 ready, the tested software utility tools and drivers have been found to be Year 2000 ready, except for Findit and CopyMachine software applications used with Zip and Jaz drives, and the Ditto 16-bit software applications intended for DOS and Windows 3.1 users. For Windows 95 and higher users, a 32-bit Year 2000 upgrade is available, on the Company's web site without charge, for Findit and CopyMachine. No solution is presently available for users of the 16-bit software versions of Findit, CopyMachine and Ditto software applications intended for DOS and Windows 3.1 users. The Company continues to investigate the possibility of providing Year 2000 upgrades for these software applications. The specific results of hardware and software testing are provided on the Company's Year 2000 web pages on its web site (www.iomega.com). The Company plans to use its web site to communicate Year 2000 product issues that may be identified in the future.

With respect to its legacy products, the Company presently plans to conduct a Year 2000 review on its Bernoulli drive product. NSTL has tested four Bernoulli drive models and found them to be Year 2000 ready when used in an operating system and with other products which themselves are Year 2000 ready. The Company plans to conduct an internal Year 2000 review of the remaining Bernoulli drive models. The Company will internally test Company developed software utility tools and drivers used with Bernoulli drives. Software developed by third parties which was bundled or sold with Bernoulli drive products will not be tested by the Company; rather, the third party provider of such software should be contacted for the Year 2000 readiness of such software products. The Year 2000 review of Bernoulli drive products is expected to be completed by June 30, 1999.

The Company has started Year 2000 testing of currently shipping Nomai branded CD-RW drives. Software provided with currently shipping CD-RW drives was

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


developed by a third party, who has indicated that such software is Year 2000 compliant; therefore, the Company has not, and does not anticipate testing such software. The Company anticipates completing the Year 2000 review of all Nomai branded drive products by the end of the second quarter of 1999.

Notwithstanding the results of the Company's testing and remediation efforts, actual backup, restore and rollover results in specific operating system environments may vary depending on a number of factors, including, without limitation, other hardware utilized, the specific operating system utilized, other software applications utilized and the Year 2000 readiness of each.

Internal IT Systems. During 1998, the Company implemented new HP computer hardware and Oracle software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. According to the respective vendors, the hardware operating systems and software currently in use by the Company are in various stages of Year 2000 readiness. The respective vendors are providing Year 2000 software upgrades when Year 2000 deficiencies are identified. In January 1999, the Company began testing the hardware operating systems and software applications in use by the Company to confirm Year 2000 readiness. The Company has identified other hardware and applications software used in its IT systems and is in the process of obtaining Year 2000 compliance information from the providers of such hardware and applications software. The Company will assess and remedy, as deemed appropriate, Year 2000 issues it identifies with respect to critical IT systems utilized by the Company. The Company does not anticipate any significant Year 2000 issues with respect to its IT systems and therefore does not contemplate any significant contingency planning for its IT systems.

Internal Non-IT Systems. The Company has substantially completed inventorying, assessing and testing its major non-IT systems, as well as implementing any remedial actions to the extent deemed appropriate. The Company anticipates completing its Year 2000 review of its major non-IT systems by June 30, 1999. The Company does not anticipate any significant Year 2000 issues with respect to its non-IT systems and therefore does not contemplate any significant contingency planning for its non-IT systems.

Material Third-Party Relationships. The Company has significant relationships with various third parties (many located outside of the U.S.) and the failure of any of these third parties to achieve Year 2000 compliance could have a material impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, communications vendors, including value added network vendors and the Company's significant customers. While the Company has received Year 2000 readiness statements from its major third-party suppliers which in general indicate Year 2000 readiness, the Company continues in the process of conducting an audit/questionnaire with each major supplier and vendor to confirm their Year 2000 readiness. The audit/questionnaire process for suppliers is now expected to be completed in the third quarter of 1999.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Costs. Through the first quarter of 1999, the Company incurred approximately $38 million in costs to improve the Company's IT systems and for Year 2000 readiness efforts. Of this amount, 95% represented the costs of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems, of which approximately one-half is being capitalized and one-half expensed. This system hardware and software was implemented to upgrade and improve the Company's IT systems and to facilitate Year 2000 readiness. The balance was expended for hardware and software testing, third-party consulting costs and third-party audits and reviews. The Company is not separately tracking the internal costs for its Year 2000 review activities; such costs are principally the related payroll costs for the Company's information systems group. The Company anticipates incurring an additional $6 million in 1999 in connection with Year 2000 readiness efforts, including additional system hardware and software, third-party consulting fees, third-party audits and reviews and product software and hardware testing costs. The Company has set a goal of having substantially all Year 2000 readiness efforts completed by the end of the third quarter of 1999.

Contingency Plans. The Company is preparing contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios and to include items such as maintaining an inventory buffer, providing for redundant IT systems and establishing alternative third-party logistics. The Company's contingency plans will be based in part on the results of third-party supplier audits, and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the third quarter of 1999 (which plans will thereafter be revised from time to time as deemed appropriate).

General. To supplement the Company's efforts described above, the Company has engaged outside IT and legal advisors to conduct independent reviews of the Company's Year 2000 plans.

No assurance can be given that the Company will not be materially adversely affected by Year 2000 issues. Although the Company is not currently aware of any material operational issues with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in its internal IT and non-IT systems. In addition, the failure of third parties to timely address their Year 2000 issues could have a material adverse impact on the Company's business, operations and financial condition. If, for example, third party suppliers become unable to deliver necessary components, the Company would be unable to timely manufacture products and meet customer order requirements. Similarly, if international shipping and freight forwarders were unable to ship product, the Company would be unable to deliver product to sales channels.

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

The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Disclosures About Market Risk".

 IOMEGA CORPORATION

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Except as set forth below, or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on October 9, 1998, Hi-Val, Inc. filed a complaint against the Company and other parties, Hi-Val, Inc. v. Nomai, S.A., Nomus, Inc., Kevin Scheier and Iomega, in the Superior Court of California, County of Santa Clara. The claims are related to an alleged arrangement between Nomai, S.A. and Hi-Val for Hi-Val to distribute Nomai's XHD cartridges. Plaintiff seeks to recover $26 million in alleged, unspecified damages. During the first quarter following the Court's order sustaining Iomega's demurrers to the complaint, the plaintiffs filed an amended complaint which alleges tortious interference with contract, intentional misrepresentation, tortious interference with prospective economic advantage, unfair business practices, and conspiracy against Iomega, a contingent act claim, an unfair competition claim, and other claims against other parties to the litigation. The Company intends to vigorously defend against such allegations.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on February 25, 1998, the Company was served with a complaint in a purported class action filed in the Supreme Court of the State of New York, entitled Christian Champod v. Iomega Corporation as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In March 1999, the Company entered into a Memorandum of Understanding pertaining to the settlement of this litigation. In addition, the parties have jointly submitted to the court a stipulation containing the terms of the proposed settlement.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on July 23, 1997, the Company initiated litigation against SyQuest Technology, Inc. ("SyQuest") in the United States District Court in the District of Delaware for infringing the Company's U.S. Patent No.
5,644,444, U.S. Design Patent No. D378,518 and the Company's registered trademark "JET". The complaint sought monetary damages and injunctive relief enjoining SyQuest from further infringement. The matter was scheduled for trial in April 1999; however, the trial date was delayed as a result of SyQuest's filing of a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in November 1998. The Company also filed complaints on March 6, 1998 and April 29, 1998 in the Paris District Court alleging claims of copyright and patent infringement. The Company's definitive agreement to purchase certain assets of SyQuest, including all of its intellectual property, and its inventory and fixed assets in the U.S., for $9.5 million in cash closed on April 6, 1999. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition, including through the proceedings referenced above.

Item 2.           Change in Securities and Use of Proceeds

During the first quarter of 1999, the Company issued 30,378 shares of Common Stock upon conversion of its 6-3/4% Convertible Subordinated Notes due 2001 in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during the first quarter of 1999 that were not registered under the Securities Act.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on April 20, 1999. The following proposals were adopted by the vote specified below:

                                                  Against/
Proposal                         For              Withheld        Abstain
---------------------------      -----------     ---------        -------
1.    Election of Directors:
     Jodie K. Glore              246,493,935     4,730,275              -
     M. Bernard Puckett          246,616,801     4,607,409              -
     John M. Seidl               246,606,922     4,617,288              -

2.    Approval of amendments
      to the Company's 1997
      Stock Incentive Plan       229,113,952    20,700,890      1,409,368

3.    Ratification of Arthur
     Andersen LLP as
     Independent Auditors        247,453,591     3,060,019        710,600

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: John W. Barter, David J. Dunn, James E. Sierk, Robert P. Berkowitz, and John R. Meyers.

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




                                                  IOMEGA CORPORATION
                                                  ------------------
                                                     (Registrant)




                                                  /s/ Jodie K. Glore
                                                  ------------------
Dated:   May 7, 1999                              Jodie K. Glore
                                                  Chief Executive Officer
                                                  and President



                                                  /s/ Dan E. Strong
                                                  ------------------
Dated:   May 7, 1999                              Dan E. Strong
                                                  Vice President and
                                                  Corporate Controller
                                                  and Interim Chief
                                                  Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.   Description
-----------   -----------

10.23          1999 Bonus Plan

27             Financial Data Schedule (only filed as part of electronic copy)