Form 10-Q
period 1999-06-27
IOMEGA CORP
filed 1999-08-11
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999


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

                                  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 1999.

Common Stock, par value $.03 1/3                            269,456,569
     (Title of each class)                              (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS
                                                                           Page
                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

         Condensed consolidated balance sheets at June 27, 1999
              and December 31, 1998.........................................  3

         Condensed consolidated statements of operations for the three months ended June 27, 1999 and June 28, 1998.........................  5

         Condensed consolidated statements of operations for the six months ended June 27, 1999 and June 28, 1998.........................  6

         Condensed consolidated statements of cash flows for the six months ended June 27, 1999 and June 28, 1998.........................  7

         Notes to condensed consolidated financial statements...............  9

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 39


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.................................................. 40

Item 2.  Changes in Securities and Use of Proceeds.......................... 41

Item 5.  Other Events....................................................... 42

Item 6.  Exhibits and Reports on 8-K........................................ 44

Signatures.................................................................. 45

Exhibit Index............................................................... 46

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the expected second half results; the expected sufficiency of cash and cash equivalent balances and available sources of financing; expected positive cash flow for 1999; projected effective tax rates; expected realization of deferred tax assets; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels and the sales mix between the Company's products; targeted levels for gross margin, selling, general and administrative expenses and research and development expenses; the impact of Clik! drives and disks and other new products introduced or expected to be introduced during 1998 or 1999;
anticipated availability of new products expected to be shipped in 1999, including ZipCD drives and disks; the possible effects on future sales due to supplier quality issues or component shortages; efforts to be undertaken by the

Company to improve its manufacturing supply chain management; the maintenance of stringent quality assurance standards; the impact of new accounting pronouncements; the impact of the Euro conversion on the Company's business or financial condition; the timing and impact of restructuring activities and other organizational changes; expected cost savings resulting from the Company's restructuring plan; expected sales levels due to seasonal demand; anticipated hedging strategies; the possible effects of an adverse outcome in legal proceedings described in Item 1 of Part II; estimated additional expenditures associated with the Company's efforts to address Year 2000 issues; and the anticipated Year 2000 compliance of the Company's computer systems and hardware and utility software products and third-party suppliers. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results," "Disclosures About Market Risk," and "Year 2000 Readiness" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q. The factors discussed below do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.




                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                 (In thousands)

                                             June 27,       December 31,
                                                 1999               1998
                                        -------------      -------------
                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents          $      89,281      $      90,273
     Trade receivables, net                   185,999            233,662
     Inventories                              138,400            165,132
     Income taxes receivable                   12,916             24,974
     Deferred income taxes                     48,245             49,827
     Other current assets                      27,762             20,246
                                        -------------      -------------
         Total current assets                 502,603            584,114
                                        -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, at cost        393,102            373,227
     Less:  Accumulated depreciation
               and amortization              (219,543)          (165,112)
                                        -------------      -------------
     Net property, plant and equipment        173,559            208,115
                                        -------------      -------------

INTANGIBLES, net                               38,310             33,580

DEFERRED INCOME TAXES                           9,716                  -

OTHER ASSETS                                    5,755              4,350
                                        -------------      -------------

                                        $     729,943      $     830,159
                                        =============      =============







                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.


                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands, except share data)
                                                 June 27,       December 31,
                                                     1999               1998
                                            -------------      -------------
                                             (Unaudited)
CURRENT LIABILITIES:
     Related party notes payable (Note 4)   $           -      $      40,000
     Accounts payable                             124,097            160,977
     Other current liabilities (Note 1)           175,656            152,843
     Current portion of capitalized
        lease obligations and notes
        payable                                     4,397              4,408
                                            -------------      -------------
         Total current liabilities                304,150            358,228
                                            -------------      -------------

CAPITALIZED LEASE OBLIGATIONS AND
NOTES PAYABLE,  net of current portion              5,089              4,607
                                            -------------      -------------

DEFERRED INCOME TAXES                                   -              4,903
                                            -------------      -------------

CONVERTIBLE SUBORDINATED NOTES,
     6.75%, due 2001                               45,505             45,655
                                            -------------      -------------

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
        authorized 4,750,000 shares,
        none issued                                     -                  -
     Series C Junior Participating
        Preferred Stock, authorized
        250,000 shares, none issued                     -                  -
     Common Stock, $.03 1/3 par value;
        authorized  400,000,000  shares,
        issued 270,266,111 and 268,186,096
        shares at June 27, 1999 and
        December 31, 1998, respectively             9,008              8,937
     Additional paid-in capital                   291,052            286,206
     Less:  809,542 Common Stock treasury
               shares, at cost                     (6,088)            (6,088)

     Retained earnings                             81,227            127,711
                                            -------------      -------------
         Total stockholders' equity               375,199            416,766
                                            -------------      -------------

                                            $     729,943      $     830,159
                                            =============      =============




                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.



                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                  For the Quarter Ended
                                            --------------------------------
                                                 June 27,           June 28,
                                                     1999               1998
                                            -------------      -------------
                                                      (Unaudited)

SALES                                       $     348,781      $     393,831

COST OF SALES                                     273,020            299,607
                                            -------------      -------------
     Gross margin                                  75,761             94,224
                                            -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative           82,828            124,399
     Research and development                      23,085             30,303
     Restructuring charge                          41,909                  -
                                            -------------      -------------
         Total operating expenses                 147,822            154,702
                                            -------------      -------------

OPERATING LOSS                                    (72,061)           (60,478)
     Interest and other expense, net                 (328)              (918)
                                            -------------      -------------

LOSS BEFORE INCOME TAXES                          (72,389)           (61,396)
     Benefit for income taxes                      25,336             21,486
                                            -------------      -------------

NET LOSS                                    $     (47,053)     $     (39,910)
                                            =============      =============

NET LOSS PER COMMON SHARE
     (Basic and Diluted)                    $       (0.17)     $       (0.15)
                                            =============      =============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     (Basic and Diluted)                          269,115            265,464
                                            =============      =============








                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.


                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                For the Six Months Ended
                                            --------------------------------
                                                 June 27,           June 28,
                                                     1999               1998
                                            -------------      -------------
                                                      (Unaudited)

SALES                                       $     734,993      $     801,331

COST OF SALES                                     565,496            604,971
                                            -------------      -------------
     Gross margin                                 169,497            196,360
                                            -------------      -------------

OPERATING EXPENSES:
     Selling, general and administrative          152,769            232,341
     Research and development                      43,798             53,436
     Restructuring charge                          41,909                  -
                                            -------------      -------------
         Total operating expenses                 238,476            285,777
                                            -------------      -------------

OPERATING LOSS                                    (68,979)           (89,417)
     Interest and other expense, net               (2,533)              (481)
                                            -------------      -------------

LOSS BEFORE INCOME TAXES                          (71,512)           (89,898)
     Benefit for income taxes                      25,028             31,412
                                            -------------      -------------

NET LOSS                                    $     (46,484)     $     (58,486)
                                            =============      =============

NET LOSS PER COMMON SHARE
     (Basic and Diluted)                    $       (0.17)     $       (0.22)
                                            =============      =============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     (Basic and Diluted)                          268,753            263,878
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

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                   For the Six Months Ended
                                               --------------------------------
                                                    June 27,           June 28,
                                                        1999               1998
                                               -------------      -------------
                                                      (Unaudited)
Cash Flows from Operating Activities:
     Net Loss                                  $     (46,484)     $     (58,486)
     Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization                46,142             30,218
         Deferred income tax benefit                 (13,037)           (20,454)
         Tax benefit from dispositions
            of employee stock                          1,061              1,954
         Restructuring charge                         41,909                  -
         Bad debt provision                            3,761               (404)
         Other                                           972              2,641
     Changes in Assets and Liabilities:
         Trade receivables, net                       43,902            137,287
         Inventories                                  22,112            (34,028)
         Other current assets                         (2,923)            (4,199)
         Accounts payable                            (36,880)          (134,105)
         Accrued liabilities                           1,974            (13,923)
         Income taxes                                 12,058            (40,425)
                                               -------------      -------------
             Net cash provided by (used in)
                operating activities                  74,567           (133,924)
                                               -------------      -------------

Cash Flows from Investing Activities:
     Purchase of property, plant and equipment       (25,688)           (49,514)
     Acquisition of SyQuest assets                   (12,093)                 -
     Sale of temporary investments                         -             36,319
     Net increase in other assets                     (1,955)            (3,845)
                                               -------------      -------------
         Net cash used in investing activities       (39,736)           (17,040)
                                               -------------      -------------

Cash Flows from Financing Activities:
     Proceeds from sale of Common Stock                3,706              2,914
     Proceeds from issuance of notes payable
        and capital leases                             3,532             60,000
     Payments on notes payable and capitalized
        lease obligations                            (43,061)            (3,265)
     Purchase of Common Stock                              -               (465)
                                               -------------      -------------
         Net cash provided by (used in)
            financing activities                     (35,823)            59,184
                                               -------------      -------------

Net Decrease  in Cash and Cash Equivalents              (992)           (91,780)
Cash and Cash Equivalents at Beginning
   of Period                                          90,273            159,922
                                               -------------      -------------
Cash and Cash Equivalents at End of Period     $      89,281      $      68,142
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



                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                   For the Six Months Ended
                                               --------------------------------
                                                    June 27,           June 28,
                                                        1999               1998
                                               -------------      -------------

Supplemental Schedule of Non-Cash
Investing and Financing Activities:

     Property, plant and equipment financed
         under capitalized lease obligations   $           -      $       1,223
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

                               IOMEGA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 27, 1999 and December 31, 1998, the results of operations for the three- and six-month periods ended June 27, 1999 and June 28, 1998 and cash flows for the six-month periods ended June 27, 1999 and June 28, 1998.

         The results of operations for the three- and six-month periods ended June 27, 1999 are not necessarily indicative of the results to be expected for the entire year or for any future period.

         These unaudited, condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company's latest Annual Report on Form 10-K.

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

         Principles of Consolidation - These unaudited, condensed, consolidated financial statements include the accounts of Iomega Corporation and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

         Revenue Recognition - The Company's customers include original equipment manufacturers, end users, retailers, distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions which allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $23.7 million and $33.1 million at June 27, 1999 and December 31, 1998, respectively, and is included in "Other current liabilities" in the accompanying condensed consolidated balance sheets.

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

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $38.2 million and $47.6 million at June 27, 1999 and December 31, 1998, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Foreign Currency Translation - For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

         Cash Equivalents and Temporary Investments - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents. Cash equivalents primarily consist of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments and taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates market. Instruments with maturities in excess of three months are classified as temporary investments. There were no temporary investments at June 27, 1999 and December 31, 1998.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                   June 27,        December 31,
                                       1999                1998
                                -----------        ------------

             Raw materials      $    59,193        $     62,613
             Work-in-process         17,291               8,482
             Finished goods          61,916              94,037
                                -----------        ------------

                                $   138,400        $    165,132
                                ===========        ============


         Other Current Liabilities - Other current liabilities consist of the following (in thousands):

                                              June 27,        December 31,
                                                  1999                1998
                                           -----------        ------------

             Accrued payroll, vacation
                and bonus                       22,288              21,048
             Deferred revenue                   23,699              33,114
             Accrued advertising                41,326              30,226
             Accrued restructuring              20,651                   -
             Other accrued liabilities          67,692              68,455
                                           -----------        ------------

                                           $   175,656        $    152,843
                                           ===========        ============

         Reclassifications - Certain reclassifications were made to the prior periods' unaudited, condensed, consolidated financial statements to conform with the current period presentation.

         Net Income (Loss) Per Common Share - Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. For the three- and six-month periods ended June 27, 1999 and June 28, 1998, basic and diluted net loss per common share were the same due to the antidilutive effect of recording net losses during the respective periods.

         Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this pronouncement to have a material impact on the Company's results of operations, financial position or liquidity.

(2)      ACQUISITIONS

         Nomai S.A. During the third quarter of 1998, the Company purchased approximately 54% of the capital stock of Nomai, S.A. ("Nomai"), a France-based manufacturer of removable storage systems, from Nomai's principal and other major shareholders. As required by French law, the Company subsequently offered all other shareholders of Nomai the opportunity to sell their shares to the Company at the same price per share that was paid to the principal and other major shareholders. The initial purchase and the tender offer resulted in the Company owning substantially all of Nomai's outstanding shares. The total purchase price of the acquisition was approximately $45 million ($42 million, net of cash acquired).

         The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to intangibles and purchased in-process technology. Intangibles of approximately $36 million arising from the acquisition are being amortized on a straight-line basis over seven years. The Company recorded a non-cash pre-tax charge of $11.1 million related to purchased in-process technology, representing the appraised value of technology still in the development stage that was not considered to have reached technological feasibility and had no alternative future use. At the acquisition date, purchased in-process technology projects and their respective assigned values consisted of the following: a 2GB design drive and cartridge projects ($9.3 million), a DVD and CD-RW interface technology project ($1.3 million) and a servo writer technology project ($0.5 million). During the second quarter of 1999, the Company recorded a restructuring charge that included the discontinuance of a drive development project that included the 2GB design drive and cartridge development project that was acquired as a purchased in-process technology project in the acquisition of Nomai during 1998.

         The following unaudited pro forma combined financial data for the six months ended June 28, 1998 presents the results of operations of the Company as if the Nomai acquisition had been effective at the beginning of the period presented (in millions, except per share data):

                                    June 28, 1998
                                    -------------
                                     (Unaudited)

                   Revenue          $         817
                   Net loss                   (65)
                   Diluted EPS      $       (0.25)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, which actually would have resulted had the Nomai acquisition occurred on the date indicated, or which may result in the future.

         SyQuest. In April 1999, the Company completed the purchase of certain assets of SyQuest Technology, Inc. and its subsidiaries, ("SyQuest"), including intellectual property, inventory and fixed assets in the U.S., Europe and Malaysia. The total purchase price of the asset purchase in the U.S. and Europe was $9.2 million and the purchase price of the Malaysian assets was $2.9 million. The assets purchased are included in the Company's other current assets and intangibles at June 27, 1999. The Company is in the process of selling, disposing or utilizing the inventory and fixed assets from the purchase. Intellectual property of $7.5 million arising from the purchase is being amortized on a straight-line basis over three years. No material obligations or liabilities of SyQuest were assumed by the Company. As part of the purchase, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

(3)      INCOME TAXES

         For the three- and six-months ended June 27, 1999, the Company recorded an income tax benefit at an effective rate of approximately 35%. This tax rate is based on the Company's anticipated mix of domestic and foreign pre-tax income (loss) for 1999.

         U.S. taxes have not been provided for unremitted foreign earnings which are considered to be permanently reinvested in non-U.S. operations.

         The Company has approximately $9.5 million of foreign net operating loss carryovers for which the Company has established a valuation allowance. These carryovers expire at various dates beginning in 2004.

         The Company has a net deferred tax asset of $64.6 million as of June 27, 1999, reflecting the benefit of $165.6 million in future tax deductions. Realization is primarily dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

         Cash paid for income taxes was $4.2 million for the first six months of 1999 and $28.0 million for the corresponding period in 1998. The Company received an income tax refund of $20.4 million during the quarter ended June 27, 1999.

(4)      DEBT

         Notes Payable - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Credit Facility, the most recent of which was entered into on June 30, 1999, (the "Credit Facility"). At June 27, 1999, the Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000, and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of 0.0% to 1.63% depending on the Company's earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and utilization of the Credit Facility, or at LIBOR plus a margin of 1.25% to 2.75% depending on the Company's EBITDA and utilization of the Credit Facility. There were no borrowings outstanding on the Credit Facility at June 27, 1999. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million. Total availability under the Credit Facility at June 30, 1999 was $122.0 million. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. On June 15, 1999, the Company amended the Credit Facility to exclude certain restructuring and other charges taken in the second quarter of 1999 from the minimum consolidated EBITDA financial covenant and the consolidated tangible net worth covenant for the period ended June 27, 1999. Further, on June 30, 1999, the Company obtained a waiver to the Credit Facility with respect to the minimum consolidated EBITDA financial covenant for the period ended June 27, 1999. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers and amendments under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers or amendments on terms acceptable to the Company, if at all. Loss of the Credit Facility may require the Company to find an alternative source of funding, which could have a material adverse effect on the Company's business and financial results.

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

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36 to 60 months and mature at various dates from August 1999 to April 2002. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture.

         Cash paid for interest was $7.3 million and $5.5 million, respectively, for the first six months of 1999 and 1998, including interest on capital leases. Included in interest expense for the first six months of 1999 and 1998, respectively, was $0.8 million and $0.4 million of amortization of deferred charges associated with obtaining the debt.

(5)      BUSINESS SEGMENT INFORMATION

         The accounting policies of the segments are the same as those described in Note 1 "Significant Accounting Policies." Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing, research and development and selling, general and administrative expenses directly related to a segment's operations. The expenses attributable to corporate activity are not allocated to the operating segments. The Company has four reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, Ditto and Clik!. The Zip segment includes Zip disk and drive systems. The Jaz segment includes Jaz disk and drive systems and the Buz multimedia producer. The Company's restructuring charge in the second quarter of 1999 included the write-off of assets related to the discontinuance of certain Jaz segment products and projects including the Buz multimedia producer and a drive development project. The Ditto segment includes the Ditto family of tape backup drives and tape cartridges. In March 1999, the Company agreed to sell certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, certain software and intellectual property rights, equipment, brand names and product logos. The Company continued to sell its Ditto finished goods inventory through June 27, 1999, after which the buyer has agreed to purchase the Company's remaining finished goods inventory. The Company will continue to sell Ditto cartridges for a period of time. The Clik! segment includes Clik! mobile and Clik! PC Card drives and Clik! disks. Clik! products began shipping in limited quantities during the fourth quarter of 1998. The "Other" category includes products such as Bernoulli, floppy disks, ZipCD drives and other miscellaneous items. The information in the following table is derived directly from the segments' internal financial information used for corporate management purposes.




         Reportable Operating Segment Information

                                            For the Three Months Ended            For the Six Months Ended
                                          -------------------------------       -----------------------------
                                                June 27,         June 28,            June 27,        June 28,
                                                    1999             1998                1999            1998
                                          --------------  ---------------       -------------  --------------
                                                   (In millions)                        (In millions)

         Sales:
              Zip                         $          274  $           284       $         576  $          551
              Jaz                                     66               87                 129             197
              Ditto                                    6               21                  16              51
              Clik!                                    1                -                   6               -
              Other                                    2                2                   8               2
                                          --------------  ---------------       -------------  --------------

         Total sales                      $          349  $           394       $         735  $          801
                                          ==============  ===============       =============  ==============






                                            For the Three Months Ended            For the Six Months Ended
                                          -------------------------------       -----------------------------
                                                June 27,         June 28,            June 27,        June 28,
                                                    1999             1998                1999            1998
                                          --------------  ---------------       -------------  --------------
                                                   (In millions)                        (In millions)
     Product profit margin
       before restructuring
       charge:
              Zip                         $           33  $            38       $          84  $           67
              Jaz                                     (5)             (21)                 (8)            (24)
              Ditto                                   (3)              (6)                 (4)             (7)
              Clik!                                  (17)             (10)                (30)            (18)
              Other                                   (6)              (2)                (12)             (3)
                                          --------------  ---------------       -------------  --------------

         Total product
            profit margin                              2               (1)                 30              15
                                          --------------  ---------------       -------------  --------------

     Product profit margin
        after restructuring
        charge:


              Zip                         $           33  $            38       $          84  $           67
              Jaz                                    (32)             (21)                (35)            (24)
              Ditto                                   (9)              (6)                (10)             (7)
              Clik!                                  (17)             (10)                (30)            (18)
              Other                                  (11)              (2)                (17)             (3)
                                          --------------  ---------------       -------------  --------------
         Total product
            profit margin                            (36)              (1)                 (8)             15
                                          --------------  ---------------       -------------  --------------

              Corporate restructuring
                 charge                               (4)               -                  (4)              -
              General corporate expenses             (32)             (59)                (57)           (104)
              Interest income                          1                1                   2               3
              Interest expense                        (1)              (2)                 (4)             (3)
              Other expense                            -                -                  (1)             (1)
                                          --------------  ---------------       -------------  --------------

         Loss before income taxes         $          (72) $           (61)      $         (72) $          (90)
                                          ==============  ===============       =============  ==============

(6)      RESTRUCTURING COSTS

         During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company is taking to organize along functional lines and to better position the Company for sustained profitable growth and improved asset management. These actions included costs relating to the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and other costs to consolidate the Company's magnetic technology expertise at its headquarters in Roy, Utah. This consolidation will include closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for the write-off of fixed assets and inventory related to the discontinuance of certain products and development projects; $9.7 million for work force reduction costs; $4.3 million for the write-off or write-down of excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for work force reduction costs, contract cancellation costs and other exit costs to consolidate the Company's Nomai operations in France and Scotland. The restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. The restructuring charge was included in the income statement under the caption "Restructuring charge" for the three- and six-month periods ended June 27, 1999. Prior to this period, there were not any indications of permanent impairment of the assets associated with the closure and consolidation of these facilities.

         In connection with the Company's restructuring, the Company currently expects a workforce reduction of approximately 450 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. None of these employees had been terminated as of June 27, 1999. Workforce reduction costs and other exit costs noted above were determined in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company anticipates the implementation of the restructuring plan will be substantially complete by the end of December 1999, with the remainder of the plan to be completed by the end of June 2000.

         Restructuring reserves are included in the Company's accrued liabilities, inventory and property, plant and equipment as of June 27, 1999. The following table represents the Company's restructuring activities (in thousands):

                                 June 27, 1999
                                 Restructuring               Adjustments and          Balance
                                        Charge  Utilized   Reclassifications    June 27, 1999
                              ----------------  --------   -----------------    -------------

Discontinued products (a)     $         20,210         -                   -    $      20,210

Severance and benefits (b)               9,700         -                   -            9,700

Other fixed asset charges (a)            4,300         -                   -            4,300

Lease terminations (b)                   3,000         -                   -            3,000

Other exit costs (b)                     4,699         -                   -            4,699
                              ----------------  --------   -----------------    -------------

Total                         $         41,909         -                   -    $      41,909
                              ----------------  --------   -----------------    -------------

(a)   Amounts represent primarily non-cash charges
(b)   Amounts represent primarily cash charges

(7)      OTHER MATTERS

         Significant Customers - During the three and six months ended June 27, 1999, sales to Ingram Micro, Inc. accounted for approximately 14.3% and 12.6%, respectively, of consolidated sales. During the three months ended June 27, 1999, sales to Tech Data Corporation accounted for approximately 10.4% of consolidated sales. During the three months and six months ended June 28, 1998, sales to Ingram Micro, Inc. accounted for 11.0% and 12.7%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At June 27, 1999, outstanding forward exchange sales (purchase) contracts, which all mature in September 1999, were as follows:

                                                     Contracted
                      Currency           Amount    Forward Rate      Spot Rate
             -----------------     ------------   -------------      ---------


             Australian Dollar         (310,000)           0.66           0.66
             British Pound             (700,000)           0.63           0.63
             European Euro           10,040,000            0.96           0.97
             Japanese Yen           825,000,000          120.48         122.05
             Singapore Dollar          (660,000)           1.69           1.70
             Swiss Franc                200,000            1.53           1.55


         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At June 27, 1999, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $348.8 million and a net loss, before a restructuring charge, of $19.8 million, or $(0.07) per diluted share, in the second quarter of 1999. This compares to sales of $393.8 million and a net loss before special charges of $33.8 million, or $(0.13) per diluted share, in the second quarter of 1998. In the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $41.9 million, or $(0.10) per diluted share, relating to the exit of facilities, the discontinuance of certain products and development projects, headcount reductions, and other cost reduction activities. The after-tax loss for the second quarter of 1999, including the restructuring charge, was $47.1 million, or $(0.17) per diluted share. For the first six months of 1999, sales were $735.0 and net loss, including the second quarter restructuring charge, was $46.5 million, or $(0.17) per diluted share, compared to sales of $801.3 million and a net loss of $58.5 million, or $(0.22) per diluted share, for the first six months of 1998.

For the second half of 1999, the Company anticipates an after-tax return on sales in the mid-single digits. However, financial results in the second half of the year will be heavily dependent on the success of new product offerings, on the results of the seasonally strong fourth quarter, and on the Company's ability to resolve current Zip drive component constraints.

SALES

Sales for the quarter ended June 27, 1999 decreased by $45 million, or 11.4%, when compared to the corresponding period of 1998, primarily as a result of the reduction of Zip drive and disk prices during the second half of 1998, discontinued Ditto sales, lower than expected Jaz sales volumes and an increase in the percentage of Zip drives shipped to the OEM channel, which generally has lower average selling prices than sales through other channels. Total drive sales of $179.4 million decreased by 14.8% as compared to the second quarter of 1998. Total unit drive shipments for the quarter ended June 27, 1999, increased by 19.4% as compared to the second quarter of 1998. Total disk sales of $162.1 million decreased by 5.4% as compared to the second quarter of 1998. Total unit disk shipments for the quarter ended June 27, 1999, increased by 20.8% as compared to the second quarter of 1998.

Sales of Zip products in the second quarter of 1999 totaled $274.3 million, or 78.6% of total sales, and represented a 3.6% decrease from the second quarter of 1998. Zip unit drive shipments increased by 27.1% from the second quarter of 1998, while Zip unit disk shipments increased by 24.3%. Sales of Zip OEM drives accounted for approximately 57% of total Zip drive shipments in the second quarter of 1998, compared to approximately 50% in the second quarter of 1998. Sales of Zip drives were adversely impacted by supply constraints during the second quarter of 1999 relating to a shortage of a certain Application Specific Integrated Circuit ("ASIC") chip, which is a component included in certain models of the Company's Zip drives. The ASIC chip is supplied by a sole source supplier. The Company is working with the supplier to establish additional capacity to help in the short-term and is working on establishing another supplier for the long-term. The Company expects the chip shortage to continue through the third quarter of 1999. The impact of the component constraints on the fourth quarter of 1999 will depend on the supplier's success in establishing additional capacity combined with the level of demand for the applicable Zip drives during the second half of 1999.

Jaz product sales in the second quarter of 1999 were $65.6 million, or 18.8% of total sales, representing a 24.4% decrease from the second quarter of 1998. Jaz unit drive shipments decreased by 23.8% as compared to the second quarter of 1998, while Jaz unit disk shipments decreased by 23.3%.

Ditto product sales in the second quarter of 1999 were $6.1 million, or 1.7% of total sales, representing a 70.6% decline from the second quarter of 1998. Ditto unit drive shipments decreased by 87.7% as compared to the second quarter of 1998, while Ditto unit disk shipments decreased by 46.4%. In March 1999, the Company announced that it had entered into an agreement to sell certain assets and rights associated with its Ditto product line. The Company continued to sell its Ditto finished goods inventory through June 1999, after which, the buyer has agreed to purchase the Company's remaining finished goods inventory. The Company will continue to sell Ditto cartridges for a period of time.

Clik! product sales in the second quarter of 1999 were $0.6 million, or 0.2% of total sales. The Company began shipping Clik! products in limited quantities in December 1998. The Clik! PC Card drive began shipping in limited quantities in June 1999.

Sales for the six months ended June 27, 1999 decreased by $66.3 million, or 8.3%, when compared to the corresponding period of 1998. Sales of Zip products totaled $575.8 million, or 78.3% of total sales, representing a 4.6% increase from the corresponding period of 1998. Jaz product sales totaled $128.3 million, or 17.5% of total sales, representing a 34.9% decrease from the corresponding period of 1998. Sales of Clik! products totaled $5.7 million, or 0.8% of total sales. Ditto product sales totaled $16.2 million, or 2.2% of total sales, representing a 68.5% decrease from the corresponding period of 1998.

Geographically, sales in the Americas were $232.1 million, or 66.5% of total sales, in the second quarter of 1999, as compared to $257.5 million, or 65.3% of total sales, in the second quarter of 1998. Sales in Europe were $81.2 million, or 23.3% of total sales, in the second quarter of 1999, as compared to $93.2 million, or 23.6% of total sales, in the second quarter of 1998. Sales in Asia were $35.4 million, or 10.2% of total sales, in the second quarter of 1999, as compared to $43.1 million, or 10.9% of total sales, in the second quarter of 1998.

For the first six months of 1999, sales in the Americas were $482.1 million, or 65.6% of total sales in the first six months of 1999, as compared to $555.7 million, or 69.3% of total sales, for the first six months of 1998. Sales in Europe were $184.5 million, or 25.1% of total sales, in the first six months of 1999, as compared to $182.5 million, or 22.8% of total sales, for the first six months of 1998. Sales in Asia were $68.3 million, or 9.3% of total sales, in the first six months of 1999, as compared to $63.1 million, or 7.9% of total sales, in the first six months of 1998.

GROSS MARGIN

The Company's overall gross margin was 21.7% in the second quarter of 1999, as compared to 23.9% in the second quarter of 1998. Overall gross margin percentage for the first six months of 1999 was 23.1%, as compared to 24.5% for the first six months of 1998. This decrease in gross margin for the second quarter and first six months of 1999, when compared to the corresponding periods of 1998, was due primarily to price reductions on Zip drives and disks during the second half of 1998 and to an increase in the percentage of Zip drives shipped to the OEM channel, which generally provides lower gross margins than sales through other channels. Additionally, during the second quarter of 1999, the Company recorded reserves for Jaz excess fixed asset capacity and Clik! inventory valuation reserves of approximately $7 million, or 2.0% of sales.

Future gross margin percentage will be impacted by the mix between retail sales and OEM drive sales, which generally provide lower gross margins than sales through other channels. Gross margins for the remainder of 1999 will also depend on sales volumes of Zip, Jaz and Clik! disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives, and between Zip, Jaz and Clik! products. The Company is targeting overall gross margin percentages to be in the mid to upper twenty percent range for the second half of 1999. However, there can be no assurance that such margin percentages will be realized.

SEGMENT PRODUCT PROFIT MARGIN

Zip segment product profit margin decreased by 13.2% in the second quarter of 1999 when compared to the corresponding period of 1998 primarily due to price reductions on Zip drives and disks during the second half of 1998, component constraints and an increase in sales of Zip OEM drives, which have lower margins than drives sold to distributors and retailers. These price reductions and mix changes were partially offset by an increase in volumes of Zip drives and disks. Jaz segment product profit margin, including the second quarter pre-tax restructuring charge, decreased by 52.4% in the second quarter of 1999 when compared to the corresponding period of 1998 due to a combination of a pre-tax restructuring charge of $27.0 million, price reductions on Jaz disk and drive products during the second half of 1998, a decrease in Jaz drive unit shipments and Jaz excess fixed asset capacity reserves recorded during the second quarter of 1999. Ditto segment product profit margin, including the second quarter pre-tax restructuring charge, decreased by 50.0% due to a pre-tax restructuring charge of $5.6 million, and a decrease in volumes of Ditto drive and disk products sold in the second quarter of 1999. Clik! segment product profit margin decreased by 70.0% in the second quarter of 1999 when compared to the corresponding period of 1998 due to limited sales of Clik! products and reserves recorded during the quarter for the valuation of Clik! inventory.

Zip segment product profit margin increased by 25.4% for the first six months of 1999 when compared to the corresponding period of 1998 due to a combination of an increase in volumes of Zip drives and disks and a higher mix of Zip disks sales to Zip drive sales that were partially offset by price reductions during the second half of 1998. Jaz segment product profit margin, including the second quarter pre-tax restructuring charge, decreased by 45.8% for the first six months of 1999 when compared to the corresponding period of 1998 due primarily to a pre-tax restructuring charge of $27.0 million and a decrease in volumes of Jaz disk and drive products shipped during the first six months of 1999. Ditto segment product profit margin, including the second quarter pre-tax restructuring charge, decreased by 42.9% for the first six months of 1999 when compared to the corresponding period of 1998 due to a combination of a pre-tax restructuring charge of $5.6 million, and a decrease in volumes of Ditto drive products shipped in the first six months of 1999. Clik! segment product profit margin decreased by $12.0 million for the first six months of 1999 when compared to the corresponding period of 1998 due primarily to reserves recorded during 1999 for the valuation of Clik! inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $41.6 million and $79.6 million in the second quarter and first six months of 1999, respectively, when compared to the corresponding periods of 1998, and decreased as a percentage of sales to 23.7% and 20.8% in the second quarter and first six months of 1999, respectively, from 31.6% and 29.0%, respectively, in each of the corresponding periods in 1998. Included in selling, general and administrative expenses in the second quarter of 1998 was a special pre-tax charge of $9.4 million representing expenses associated with cost reduction measures implemented by the Company to improve financial performance and included employee severance and outplacement charges, cash and non-cash write-offs for facility-related assets and miscellaneous cancellation charges for marketing programs that were discontinued. The Company's 1998 cost reduction measures included specific actions to reduce advertising and other sales and marketing expenses, legal expenses, information system costs as well as a reduction in other discretionary spending and headcount. Excluding the 1998 charge, selling, general and administrative expenses decreased by $32.2 million and $70.2 million and represented 29.2% and 27.8% of sales in the second quarter and first six months of 1998, respectively. The decrease is due primarily to substantial marketing and advertising program expenditures in the first half of 1998.
Management is focused on maintaining selling, general and administrative expenses in a range of 15% to 20% of sales during the second half of 1999. However, the Company's success in achieving this objective depends in part on the levels of sales achieved during the second half of 1999, and there can be no assurance that the Company's restructuring and other efforts to reduce the percentage of sales represented by selling, general and administrative expenses will be successful.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the second quarter and first six months of 1999 decreased by $7.2 million, or 23.8%, and $9.6 million, or 18.0%, respectively, when compared to the second quarter and first six months of 1998, and decreased as a percentage of sales to 6.6% and 6.0%, respectively, in the second quarter and first six months of 1999, from 7.7% and 6.7%, respectively, in the second quarter and first six months of 1998. The decrease in research and development expenses for the second quarter and first six months of 1999 was due primarily to decreased spending for Clik! and Jaz development in the second quarter and first six months of 1999, which was partially offset by increased spending for Zip and new product development in the second quarter and first six months of 1999. Management is targeting the level of spending for research and development during the second half of 1999 to be in the range of 3% to 5% of sales to support planned new product development and existing product enhancements. However, the Company's success in achieving this objective depends in part on the levels of sales achieved during the second half of 1999 and there can be no assurance that restructuring and other efforts to reduce the percentage of sales represented by research and development expenses will be successful.

RESTRUCTURING CHARGE

During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company is taking to organize along functional lines and to better position the Company for sustained profitable growth and improved asset management. These actions included costs relating to the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and other costs to consolidate the Company's magnetic technology expertise at its headquarters in Roy, Utah. This consolidation will include closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for the write-off of assets related to the discontinuance of certain products and development projects; $9.7 million for work force reduction costs; $4.3 million for the write-off or write-down of excess leasehold improvements, furniture and fixtures formerly utilized in the Company's facilities in Milpitas and San Diego; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for work force reduction costs, contract cancellation costs and other exit costs to consolidate the Company's Nomai operations in France and Scotland. Prior to this period, there were not any indications of permanent impairment of the assets associated with the closure and consolidation of these facilities.

In connection with the Company's restructuring, the Company currently expects a workforce reduction of approximately 450 employees. No employees had been terminated as of June 27, 1999. Workforce reduction costs and other exit costs noted above were determined in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." As a result of work force reduction and the write-off of equipment and facilities in connection with the 1999 second quarter restructuring plan, the Company estimates that when fully implemented, the restructuring plan will result in a cost savings of approximately $10 million per quarter beginning in the first quarter of 2000. The Company anticipates the implementation of the restructuring plan will be substantially complete by the end of December 1999, with the remainder of the plan to be completed by the end of June 2000.

OTHER INCOME AND EXPENSE

The Company recorded interest income of $1.1 million and $2.2 million in the second quarter and first six months of 1999, respectively, as compared to $0.9 million and $2.6 million in the second quarter and first six months of 1998, respectively. Interest expense of $1.5 million and $4.3 million in the second quarter and first six months of 1999, respectively, was relatively flat when compared to interest expense of $2.2 million and $3.4 million in the second quarter and first six months of 1998, respectively.

 Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the first six months of 1999, the Company recorded an income tax benefit of $25.0 million, representing an effective income tax rate of approximately 35%. The Company expects its effective tax rate to remain at approximately 35% for the remainder of 1999. However, differences between the currently anticipated mix and the actual mix of non-U.S. income versus domestic income, along with the ability of the Company to permanently invest non-U.S. earnings outside of the U.S. and its ability to meet the requirements for favorable tax treatment in certain jurisdictions outside of the U.S., could impact the Company's effective tax rate.

The Company has a net deferred tax asset of $64.6 million as of June 27, 1999, reflecting the benefit of $165.6 million in future tax deductions. Realization is primarily dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1999, the Company had cash and cash equivalents of $89.3 million, working capital of $198.5 million, and a ratio of current assets to current liabilities of 1.7 to 1. During the first six months of 1999, the Company used a total of $1.0 million of cash and cash equivalents. Operating activities generated $74.6 million in cash for the first six months of 1999 compared with using $133.9 million in the first six months of 1998. The cash generated from operations in the first six months of 1999 was primarily due to a combination of non-cash adjustments partially offset by a net loss and a reduction in accounts receivable, inventory and income taxes receivable. The primary uses of cash during the first six months of 1999 were the repayment upon maturity of the Idanta senior subordinated notes, payments on capitalized lease obligations, reductions in accounts payable, and the purchase of property, plant and equipment.

Accounts receivable decreased by $43.9 million, due primarily to the timing of sales and collections during the respective periods. The decrease of $22.1 million in inventory was due to a combination of improved supply chain management and changes to the Company's procurement and manufacturing processes to a demand pull model initiated during 1998 and the write-down of excess inventory during the second quarter of 1999. The decrease of $12.1 million in income taxes receivable was due primarily to the Company receiving an income tax refund of $20.4 million during the second quarter of 1999 that was partially offset by the creation of an additional receivable of $8.3 million comprised primarily of the benefit of the Company's current year net operating loss. These sources of cash were partially offset by a $36.9 million decrease in accounts payable, due primarily to timing of inventory receipts and related payments to vendors.

The Company used $39.7 million of cash in investing activities during the first six months of 1999, primarily in the purchase of property, plant and equipment and the purchase of certain assets from SyQuest, including intellectual property, inventory and fixed assets. Cash used by financing activities totaled $35.8 million during the first six months of 1999, and included $43.1 million in repayment upon maturity of the Idanta senior subordinated notes and payments on capitalized lease obligations that were partially offset by $3.7 million of proceeds from the sale of common stock and $3.5 million of proceeds from the issuance of notes payable and capitalized lease obligations during the second quarter of 1999.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Credit Facility, the most recent of which was entered into on June 30, 1999, (the "Credit Facility"). At June 27, 1999, the Credit Facility is a $150 million secured revolving line of credit that expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of 0.5% plus the Federal funds rate plus a margin of 0.0% to 1.63% depending on the Company's earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and utilization of the Credit Facility, or at LIBOR plus a margin of 1.25% to 2.75% depending on the Company's EBITDA and utilization of the Credit Facility. There were no borrowings outstanding on the Credit Facility at June 27, 1999. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $150 million. Total availability under the Credit Facility at June 30, 1999 was $122.0 million. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. On June 15, 1999, the Company amended the Credit Facility to exclude certain restructuring and other charges taken in the second quarter of 1999 from the minimum consolidated EBITDA financial covenant and the consolidated tangible net worth covenant for the period ended June 27, 1999. Further, on June 30, 1999, the Company obtained a waiver to the Credit Facility with respect to the minimum consolidated EBITDA financial covenant for the period ended June 27, 1999. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers and amendments under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers or amendments on terms acceptable to the Company, if at all. Loss of the Credit Facility may require the Company to find an alternative source of funding, which could have a material adverse effect on the Company's business and financial results.

The current and long-term portions of capitalized lease obligations and notes payable at June 27, 1999 were $4.4 million and $5.1 million, respectively. In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The initial interest rate was 8.7% per annum, increasing through January 1, 1999 to 12.7% per annum. The proceeds of these notes were used for the cash purchase of Nomai. The Company used internally generated funds to repay the principal and interest associated with the notes, upon their maturity on March 31, 1999.

The Company had $45.5 million of convertible subordinated notes outstanding at June 27, 1999, which bear interest at 6.75% per year and mature on March 15, 2001.

In April 1999, the Company completed the purchase of certain assets of SyQuest Technology, Inc. and its subsidiaries, ("SyQuest"), including intellectual property, inventory and fixed assets in the U.S., Europe and Malaysia. The total purchase price of the asset purchase in the U.S. and Europe was $9.2 million and the purchase price of the Malaysian assets was $2.9 million. The assets purchased are included in the Company's other current assets and intangibles at June 27, 1999. The Company is in the process of selling, disposing or utilizing the inventory and fixed assets from the purchase. No material obligations or liabilities were assumed by the Company. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

The Company expects to generate positive cash flow for 1999. The Company expects that its balance of cash and cash equivalents, together with current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, whether the Company will achieve a positive cash flow for 1999, and the precise amount and timing of the Company's future financing needs, cannot be determined at this time, and will depend on a number of factors, including cash flow from operations, which depends on the success of the Company's efforts to consolidate facilities and reduce headcount, the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the success of the Company in managing its inventory, accounts receivable and accounts payable.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this pronouncement to have a material impact on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Because the Company is relying on its Zip, Jaz, Clik! and the recently announced ZipCD products for the substantial majority of its sales in 1999, the Company's future operating results will depend in large part on the success of those products in the market. Although the Company believes there is a market demand for removable data storage solutions for personal computers and other devices, there can be no assurance that the Company will be successful in establishing Zip, Jaz, Clik! and ZipCD products as the preferred solutions for those market needs. The extent to which Zip, Jaz, Clik!, and ZipCD achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors, including, without limitation, the LS-120 (or SuperDisk) (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and
MKE), the HiFD (product co-developed by Sony Corporation and Fuji Photo Film Co., Ltd.), the UHD144 (product in development by Caleb Technology Corporation), the Orb (product developed by Castlewood Systems, Inc.), the Pro-FD (product in development by Samsung Electro-Mechanics Co., Ltd.), the Microdrive (product developed by IBM), the Memorystick (product developed by Sony Corporation), various formats of flash memory, CD-R and CD-RW drives, announced developments of rewritable DVD drives and media, and announced products in development by Terastor Corporation; the success of any third party in creating and marketing media intended for use with the Company's drive products; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company's drives; the ability of the Company to create demand for Zip, Jaz, Clik! and ZipCD, including demand from leading personal computer and other manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip, Jaz, Clik! and ZipCD storage solutions; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers and other products with which the Company's products can be used.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip, Jaz and Clik! disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip, Jaz and Clik! drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company's drive products without infringing the Company's proprietary rights or for any other reason, the Company's sales would be adversely affected, and its results of operations would also be adversely affected.

Sales of Zip products in 1998 and the first six months of 1999 accounted for a significant majority of the Company's revenues. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in 1998 and the first six months of 1999 should not be assumed to be an indication of future sales levels. In the fourth quarter of 1998, the Company introduced the Zip 250 product. The market acceptance of the Zip 250 product and its impact on other Zip products has not yet been determined and, therefore, may have an adverse impact on future sales. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels (including budgeted selling, general, and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's results of operations and cash flow. For example, in 1998, the Company's operating expenses as a percentage of sales fell outside of management's operating model resulting in a net operating loss for the year. In addition, the Company's stock price, like other high-technology companies' stock prices, could be subject to fluctuations in response to actual or anticipated variations in operating results, as well as changes in analysts' earnings estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry as well as general economic conditions and other factors external to the Company.

The Company's Clik! products are miniaturized removable-media storage solutions for use in a variety of portable and handheld electronic devices, and represent the Company's first products which are primarily targeted to digital camera and other portable consumer electronics manufacturers. The Company does not have prior experience in these channels and, accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful. Three different models of the Clik! drive are currently being sold. Two of these models, the Clik! Drive for Digital Cameras and the Clik! Drive Plus, both of which began shipping in limited quantities in December 1998, are currently being marketed as an add-on storage solution to digital cameras that use various formats of flash memory. Market acceptance of Clik! products as a storage solution for digital cameras is dependent upon obtaining a significant market presence and establishing OEM relationships with digital camera manufacturers who produce digital cameras incorporating built-in Clik! drives. To date, no digital camera incorporating Clik! as a built-in drives has been introduced or marketed; however, the Agfa Gevaert Group, a manufacturer of digital cameras and other digital imaging products and systems has announced plans to manufacture digital imaging products with Clik! built-in drives. The third model of Clik! drive, the Clik! PC Card drive, which began shipping in limited quantities in June 1999, is currently being marketed to notebook and sub-notebook computer users. The impact of the Clik! PC Card drive on the Company's other storage solution has not yet been determined and may have an adverse impact on future sales.

ZipCD, a CD-ReWritable ("CD-RW") drive designed for use as a storage solution for personal computers, represents the Company's first CD-RW product and the Company's planned entry into the optical storage market. Market acceptance of the ZipCD product, which is expected to ship in the second half of 1999, is not yet known. In addition, the impact of ZipCD on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales. Moreover, the Company's current business strategy for ZipCD is different from its strategy for its other products because ZipCD does not include proprietary media and thus has lower overall gross margins. Therefore, the success of ZipCD will depend on margin contributions from the drive products. The CD-RW drive market is very competitive and includes a number of established participants. Accordingly, there are additional risks that the ZipCD product will not achieve significant market acceptance or otherwise be successful.

Management of the Company's inventory levels has become increasingly complex. The Company's customers frequently adjust their ordering patterns in response to various factors including: the Company's perceived ability to meet demand, the Company's and competitors' inventory supply in the retail and distribution channel, timing of new product introductions, seasonal fluctuations, Company and customer promotions, the consolidation of customer distribution centers, pricing considerations and the attractiveness of the Company's products as compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's results of operations.

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

The Company continues to refine the design of its products in an effort to improve product performance and reduce manufacturing costs. In addition, the Company depends on independent parties for the supply of critical components for its products. Certain of these suppliers are or may become competitors of the Company. As a result of these and other factors, the Company may experience problems relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace and/or subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase their market share.

All of the factors described above for Zip, Jaz, Clik! and ZipCD products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products, and the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

Many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip disks is obtained exclusively from Fuji Photo Film and certain integrated circuits used in certain drives are obtained exclusively from LSI Logic Corporation. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely basis. The Company continues to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely basis or realize any future cost savings. Sales may be adversely affected for these or similar reasons in the future.

The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in product performance problems. For example, the Company's Zip drive shipments, revenue and profitability were negatively impacted by an ASIC chip shortage during the second quarter of 1999. The ASIC chip is supplied by a sole source supplier. The Company expects the chip shortage to continue through the third quarter of 1999. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The Company's success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. Many members of the Company's senior management team have been serving in their current positions for only a short period of time, including Jodie K. Glore, who joined the Company as Chief Executive Officer and President in October 1998, Philip G. Husby, who joined the Company as Chief Financial Officer in August 1999, and John L. Conley, Sr., who was promoted to Executive Vice President, Global Operations in June 1999. In addition, a number of senior management positions, including, Executive Vice President, Global Product, Sales and Marketing, Chief Technology Officer and general counsel, are currently being filled on an interim basis. The Company's success will depend in part on its ability to attract highly skilled personnel to fill vacancies in a timely manner and on the success of the Company's senior management team in learning to work effectively as a team. In addition, the Company's success will depend in part on its ability to successfully transition to a functional organization. There can be no assurance that the Company will be successful in attracting and/or retaining key employees, or that the transition to a functional organization will not result in short-term disruptions, or that the transition will eventually produce the desired results.

On June 18, 1999, the Company announced plans to consolidate facilities and implement headcount reduction in order to streamline its efforts to focus on earnings growth. Management expects that the planned consolidation of facilities and the reduction of headcount will reduce total operating expenses during the second half of 1999 and future periods. However, there can be no assurance that the Company will be successful in its efforts to reduce operating expenses in future periods. The Company is also in the process of implementing Six Sigma quality initiatives intended to make substantial product and process quality improvements and reduce costs. However, there can be no assurance that the Company's quality initiatives will be successful in providing substantial product and process improvements and in reducing costs.

A significant portion of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Disclosures About Market Risk" below). For example, management believes that sales in Asia were adversely affected from the fourth quarter of 1997 through the second quarter of 1999 and will continue to be adversely affected due to a regional economic downturn and the devaluation of certain Asian currencies vis-a-vis the U.S. dollar. The Company cannot predict with any certainty the impact that these or other such events could have on its foreign operations.

On January 1, 1999, eleven countries of the European Union established fixed conversion rates between their existing currencies and adopted the Euro as their new common legal currency. As of that date, the Euro has traded on currency exchanges, with the legacy currencies remaining as legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro bills and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing the competitiveness of its pricing/marketing strategy in a broader European market. The Company is also assessing whether certain existing contracts may require modification in addition to assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving the introduction of the Euro. Based on the Company's assessment from current information, the Company does not expect the Euro conversion to have a material adverse effect on the Company's business or financial condition. There can be no assurance, however, that the Euro conversion will not have a material adverse effect on the Company's European sales or otherwise adversely affect the Company's business, results of operations or financial condition.

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

The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company recognized this loss in other expense for the year ended December 31, 1998. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-institute its hedging strategy for Ringgit exposure.

When hedging balance sheet exposure, realized gains and losses on forward contracts are recognized in other income and expense in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the unaudited, condensed, consolidated statement of cash flows.

The fair value of the Corporation's long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of June 27, 1999, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

                               IOMEGA CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 READINESS

The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

Overview. In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. The Company is addressing the Year 2000 issue in the following areas: (i) hardware and software products sold by the Company; (ii) the Company's information technology ("IT") systems; (iii) the Company's non-IT systems (i.e., machinery, equipment and devices that utilize "built-in" technology such as embedded microcontrollers) and (iv) third-party suppliers and customers. The Company is undertaking its Year 2000 review in the following phases: Awareness (education and sensitivity to the Year 2000 issue), Inventory (identifying the equipment, processes or systems which are susceptible to the Year 2000 issue), Assessment (determining the potential impact of Year 2000 on the equipment, processes and systems identified during the Inventory phase and assessing the need for testing and remediation), Testing/Verification (testing to determine if an item is Year 2000 ready or the degree to which it is deficient) and Implementation (carrying out necessary remedial efforts to address Year 2000 readiness, including validation of upgrades, patches or other Year 2000 fixes). The Company has formed a Year 2000 Committee that meets regularly and has responsibility to oversee the implementation of Year 2000 initiatives.
The Year 2000 Committee reports regularly to an executive management committee.

Products. The Company has completed the review and testing of its hardware products. Hardware testing was conducted by the National Software Testing Laboratories ("NSTL") according to NSTL developed standards or guidelines (NSTL YMark 2000, Version 97.08.15). NSTL has verified that the Zip, Jaz, Ditto, Bernoulli, Buz and Clik! hardware products tested are Year 2000 ready when used in an operating system and with other products which themselves are Year 2000 ready. Some Bernoulli drive products were reviewed, and determined to be Year 2000 ready, by a Company engineer and were not tested by NSTL.

With a few exceptions noted below, the Company has completed the review and testing of its software products. Software utility tools and drivers were tested internally by the Company. When used in an operating system and with other products which themselves are Year 2000 ready, the tested software utility tools and drivers have been found to be Year 2000 ready, except for Findit and CopyMachine software applications used with Zip and Jaz drives, and the Ditto 16-bit software applications intended for DOS and Windows 3.1 users. For Windows 95 and higher users, a 32-bit Year 2000 upgrade is available, on the Company's web site without charge, for Findit and CopyMachine. The Company is in the process of preparing Year 2000 upgrades for the 16-bit software versions of the Findit and CopyMachine intended for DOS and Windows 3.1 users and expects these upgrades to be available on the Company's web site in the third quarter, 1999. No solution is presently available for the 16-bit software version of the Ditto software application intended for DOS and Windows 3.1 users. The 16-bit version of the Ditto s oftware was provided by a third party who no longer supports the software. The Company continues to investigate the possibility of providing a Year 2000 upgrade for this software application, but has not determined whether an upgrade will be made available. Due to the legacy nature of the Bernoulli product, the Company will not test software provided with the Bernoulli drive. Instead, the Company is internally testing Company developed software utility tools and drivers which are Year 2000 ready which may be used with Bernoulli drives as an alternative to originally shipped software. For software developed by third parties which was bundled or sold with Bernoulli drive products, the third party provider of such software should be contacted for the Year 2000 readiness of such software products.

The Company has completed its review of Nomai branded hardware drive products. CD-RW drives sold by Nomai were manufactured by third parties who have indicated that such drive products are Year 2000 ready. NSTL also tested one version of the Nomai CD-RW drive and determined it to be Year 2000 ready. Nomai also produced a rigid, magnetic media drive which has been reviewed, and determined to be, Year 2000 ready by a Nomai engineer. Software provided with Nomai branded CD-RW drives was developed by a third party, who has indicated that such software is Year 2000 compliant.

The specific results of hardware and software testing are provided on the Company's Year 2000 web pages on its web site (www.iomega.com). The Company plans to use its web site to communicate Year 2000 product issues that may be identified in the future. Notwithstanding the results of the Company's testing and remediation efforts, actual backup, restore and rollover results in specific operating system environments may vary depending on a number of factors, including, without limitation, other hardware utilized, the specific operating system utilized, other software applications utilized and the Year 2000 readiness of each. Statements concerning, or references made to, a third party's Year 2000 statements or claims constitute "Republications" of such information for purposes of the Year 2000 Information and Readiness Disclosure Act, and such statements or republications have not be reviewed or verified by the Company as to their accuracy, correctness or content. Such information was supplied by the person or entity identified in such Year 2000 statement or republication, and the Company is not the source of such statement or republication.

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

Internal Non-IT Systems. The Company has substantially completed inventorying, assessing and testing its major non-IT systems, as well as implementing any remedial actions to the extent deemed appropriate. The Company anticipates completing its Year 2000 review of its major non-IT systems by the end of the third quarter, 1999. The Company does not anticipate any significant Year 2000 issues with respect to its non-IT systems and therefore does not contemplate any significant contingency planning for its non-IT systems.

Material Third-Party Relationships. The Company has significant relationships with various third parties (many located outside of the U.S.) and the failure of any of these third parties to achieve Year 2000 compliance could have a material impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, communications vendors, including value added network vendors and the Company's significant customers. While the Company has received Year 2000 readiness statements from its major third-party suppliers which in general indicate Year 2000 readiness, the Company continues in the process of conducting a questionnaire/review with each major supplier and vendor to confirm their Year 2000 readiness. By the end of the second quarter, 1999, approximately 65% of the Company's major suppliers have been reviewed. The questionnaire/review process for suppliers is expected to be completed in the third quarter of 1999.

Costs. Through the second quarter of 1999, the Company incurred approximately $39 million in costs to improve the Company's IT systems and for Year 2000 readiness efforts. Of this amount, 91% represented the costs of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. This system hardware and software was implemented to upgrade and improve the Company's IT systems. The implementation of the hardware and software also resulted in facilitating the Company's Year 2000 readiness for these systems. The balance was expended for hardware and software testing, third-party consulting costs and third-party audits and reviews. The Company is not separately tracking the internal costs for its Year 2000 review activities; such costs are principally the related payroll costs for the Company's information systems group. The Company anticipates incurring an additional $4 million in the second half of 1999 in connection with Year 2000 readiness efforts, including additional system hardware and software, third-party consulting fees, third-party audits and reviews and product software and hardware testing costs. The Company has set a goal of having substantially all Year 2000 readiness efforts completed by the end of the third quarter of 1999.

Contingency Plans. The Company is preparing contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios. Presently, the Company does not anticipate significant Year 2000 failures with respect to its products and IT and non-IT systems, and thus does not contemplate any significant contingency planning for these areas. The Company believes that its most reasonably likely worst case Year 2000 failure scenario would be a key supplier of a critical component who is unable to timely deliver components to the Company's manufacturing locations. In such a case, the Company may be unable to timely manufacture product which would in turn negatively impact sale revenues. Such a situation would also include the inability of the local power company to deliver power to the Company's Penang manufacturing site. Additionally, if any of the Company's logistical transportation providers are unable to ship the Company's finished goods to distribution and retail points, due to such provider's Year 2000 failure or a Year 2000 failure in the underlying transportation network (air traffic centers, ports of call, custom clearance houses, etc.), then similarly, the Company's sales revenue would be negatively impacted. To address these issues the Company's contingency plans are expected to include the identification of alternate providers for critical components and maintaining an inventory buffer for critical components. The Company has established multiple accounts for alternative third-party logistics. Finally, the Company has alternative manufacturing capacity at different locations world wide which should minimize to some degree the adverse impact if any one manufacturing site is adversely affected. The Company's final contingency plans will be based in part on the results of third-party supplier audits, and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the third quarter of 1999 (which plans will thereafter be revised from time to time as deemed appropriate).

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

The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved. There are a number of important factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements.

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

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, on October 9, 1998, Hi-Val, Inc. filed a complaint against the Company and other parties, Hi-Val, Inc. v. Nomai, S.A., Nomus, Inc., Kevin Scheier and Iomega, in the Superior Court of California, County of Santa Clara. The claims are related to an alleged arrangement between Nomai, S.A. and Hi-Val for Hi-Val to distribute Nomai's XHD cartridges. Plaintiff seeks to recover $26 million in alleged, unspecified damages. The Court has sustained Iomega's demurrers to the complaint on May 21, 1999 and the only claims remaining are breach of contract, tortious interference with contract and tortious interference with prospective economic advantage. The Company intends to vigorously defend against such allegations.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, on July 28, 1997, the Company initiated litigation against SyQuest Technology, Inc. ("SyQuest") in the United States District Court in the District of Delaware for infringing the Company's U.S. Patent No. 5,644,444, U.S. Design Patent No. D378,518 and the Company's registered trademark "JET". The complaint sought monetary damages and injunctive relief enjoining SyQuest from further infringement. The matter was scheduled for trial in April 1999; however, the trial date was delayed as a result of SyQuest's filing of a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code in November 1998. The Company also filed complaints on March 6, 1998, and April 29, 1998, in the Paris District Court alleging claims of copyright and patent infringement. The Company's definitive agreement to purchase certain assets of SyQuest, including all of its intellectual property, and its inventory and fixed assets in the U.S., for $9.2 million and in Malaysia for $2.9 million closed on April 6, 1999. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, on February 25, 1998, the Company was served with a complaint in a purported class action filed in the Supreme Court of the State of New York, entitled Christian Champod v. Iomega Corporation. On July 28, 1999, the Court approved the parties' proposed settlement to the litigation. The settlement provides that, in exchange for the dismissal and release of all claims in this case, (a) the Company will issue a credit of up to $10, less certain fees, with respect to each technical support phone call made during the class period for which a charge was incurred, (b) the Company will modify its Ditto software to provide readability of cartridges created by certain non-Iomega products and provide the modified software free of charge, (c) for any class member who has a cartridge for which the modified software does not solve the readability problem, the Company will attempt to translate such cartridge into a format readable by the Ditto drive and (d) for any class member whose cartridge cannot be translated into a format readable by the Ditto drive, the class member will have the option of returning the Ditto drive for a refund or keeping the drive and receiving up to approximately $50. The settlement also provides for the Company to modify current and future packaging materials.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood") in the United States District Court in the District of Utah for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks
"Iomega", "Zip" and "Jaz". The complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. A trial date has not been set by the Court.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on February 10, 1998, several purported class action complaints were filed in the United States District Courts for the District of Utah and the Southern District of New York, against the Company and certain of its former officers on behalf of certain persons who purchased the Company's common stock during the period from September 22, 1997 to January 22, 1998. These cases were consolidated in the District of Utah and a consolidated class action complaint, Karacand v. Kim B. Edwards, Leonard C. Purkis and Iomega Corporation, was filed on July 8, 1998. The Karacand complaint alleges that the Company and certain of its former officers violated certain federal securities laws and seeks an unspecified amount of damages. On June 11, 1999, the Company prevailed on its motion to dismiss in the Karacand matter. Pursuant to the Order, the complaint was dismissed with prejudice and the plaintiffs' motion for leave to amend was denied. The plaintiffs filed a motion for reconsideration which was denied by the Court on August 4, 1999.

A separate individual suit, Ora v. Iomega Corporation, et al., was filed on May 27, 1998, in Superior Court of the State of California for the County of Los Angeles. The Ora complaint alleges that the Company and certain of its former officers violated certain federal and state securities laws and alleges that Mr. Edwards breached his duties as a director of the Company. Management believes that the named defendants have highly meritorious defenses to the allegations made in this lawsuit. The Company intends to vigorously defend against such allegations.

The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition, including through the proceedings referenced above.

It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these lawsuits and claims will not have a material adverse effect on the Company's financial position or results of operations.


Item 2.           Change in Securities and Use of Proceeds

The Company did not sell any equity securities during the second quarter of 1999 that were not registered under the Securities Act of 1933.

As described in more detail under Item 5 of this report, on July 29, 1999, the Board of Directors of the Company adopted a new shareholder rights plan to replace the Company's 1989 shareholder rights plan, which expires by its terms on August 14, 1999.

Item 5.           Other Events

On July 29, 1999, the Board of Directors of the Company adopted a new shareholder rights plan to replace the Company's 1989 rights plan, which expires by its terms on August 14, 1999. Pursuant to the new plan, the Board declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 16, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Stock"), at a Purchase Price of $28.88 in cash, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 29, 1999 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 business days (or such later date as may be determined by the Board of Directors of the Company) following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such (the "Stock Acquisition Date"), or (ii) 10 business days (or such later date as may be determined by the Board of Directors of the Company) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and
(iii) the surrender for transfer of any certificates for Common Stock outstanding, even without such notation, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

The Rights are not exercisable until the Distribution Date and will expire upon the close of business on July 29, 2009 (the "Final Expiration Date") unless earlier redeemed or exchanged as described below. As soon as practicable after the Distribution Date, separate Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, and except for shares of Common Stock issued upon exercise, conversion or exchange of then outstanding options, convertible or exchangeable securities or other contingent obligations to issue shares, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

In the event that any Person becomes an Acquiring Person, then, promptly following the first occurrence of such event, each holder of a Right (except as provided below and in Section 7(e) of the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. However, Rights are not exercisable following such event until such time as the Rights are no longer redeemable by the Company as described below. Notwithstanding any of the foregoing, following the occurrence of such event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. The event summarized in this paragraph is referred to as a "Section 11(a)(ii) Event."

In the event that, at any time after any Person becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event. The events summarized in this paragraph are referred to as "Section 13 Events." A Section 11(a)(ii) Event and Section 13 Events are collectively referred to as "Triggering Events."

At any time after the occurrence of a Section 11(a)(ii) Event, subject to certain conditions, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or one one-thousandth of a share of Preferred Stock (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

The Purchase Price payable, and the number of units of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the then-current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings) or of subscription rights or warrants (other than those referred to above). The number of Rights associated with each share of Common Stock is also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock) will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, a minimum preferential quarterly dividend payment of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is changed or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions. Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of one one-thousandth of a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

At any time prior to the earlier of (i) the tenth Business Day (or such later date as may be determined by the Board of Directors of the Company) after the Stock Acquisition Date, or (ii) the Final Expiration Date, the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the "Redemption Price"), payable in cash or stock. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price. The Rights may also be redeemable following certain other circumstances specified in the Rights Agreement.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company as set forth above.

Any of the provisions of the Rights Agreement (other than the Redemption Price) may be amended by the Board of Directors of the Company prior to such time as the Rights are no longer redeemable.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form 8-A filed on August 5, 1999. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

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




                                        IOMEGA CORPORATION
                                        ------------------
                                           (Registrant)



                                        /s/Jodie K. Glore
                                        --------------------------
Dated:   August 10, 1999                Jodie K. Glore
                                        Chief Executive Officer and President



                                        /s/Dan E. Strong
                                        --------------------------
Dated:   August 10, 1999                Dan E. Strong
                                        Vice President and Corporate Controller

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description
------------   -----------

   4.4 Rights Agreement, dated July 29, 1999, between the Company and American Stock Transfer & Trust Company, as rights agent
               (incorporated  by reference from the Company's Registration
               Statement on Form 8-A filed on August 5, 1999, File No. 1-12333).


  10.13  (g)   Amendment No. 2 to Credit Agreement, dated June 15, 1999.

  10.13  (h)   Waiver of Credit Facility Agreement, dated June 30, 1999.

  10.24 Rights Agreement, dated July 29, 1999, between the Company and American Stock Transfer & Trust Company, as rights agent
               (incorporated  by reference from the Company's Registration
               Statement on Form 8-A filed on August 5, 1999, File No. 1-12333).

  27           Financial Data Schedule (only filed as part of electronic copy).
