Form 10-Q
period 1999-09-26
IOMEGA CORP
filed 1999-11-09
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999


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

                                  Yes X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 1999.

Common Stock, par value $.03 1/3                            269,784,162
     (Title of each class)                              (Number of shares)

                              IOMEGA CORPORATION
                              TABLE OF CONTENTS
                                                                            Page
                        PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

        Condensed consolidated balance sheets at September 26, 1999
           and December 31, 1998..........................................    3

        Condensed consolidated statements of operations for the quarter
           ended September 26, 1999 and September 27, 1998................    5

        Condensed consolidated statements of operations for the nine months
           ended September 26, 1999 and September 27, 1998................    6

        Condensed consolidated statements of cash flows for the nine months
           ended September 26, 1999 and September 27, 1998................    7

        Notes to condensed consolidated financial statements..............    9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    22

Item 3. Quantitative and Qualitative Disclosures About Market Risk........    40


                         PART II - OTHER INFORMATION
Item 1  Legal Proceedings ................................................    41

Item 2  Changes in Securities and Use of Proceeds ........................    42

Item 6  Exhibits and Reports on Form 8-K .................................    42

Signatures................................................................    43

Exhibit Index.............................................................    44

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: achieving profitability in the fourth quarter; the expected sufficiency of cash and cash equivalent balances and available sources of financing; expected positive cash flow for 1999; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels and the sales mix between the Company's products; the impact of Clik!, Zip 250, ZipCD and other new products introduced or expected to be introduced during 1998 or 1999; resolution of the ASIC chip shortage affecting Zip drives; the impact of new accounting pronouncements; the impact of the Euro conversion on the Company's business or financial condition; the timing and impact of restructuring activities and other organizational changes; expected cost savings resulting from the Company's restructuring actions; expected sales levels due to seasonal demand; anticipated hedging strategies; the possible effects of an adverse outcome in legal proceedings described in Item 1 of Part II; estimated additional expenditures associated with the Company's efforts to address Year 2000 issues; and the anticipated Year 2000 compliance of the Company's computer systems and hardware and utility software products and third-party suppliers. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results," "Disclosures About Market Risk" and "Year 2000 Readiness" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q. The factors discussed below do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

                              IOMEGA CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                (In thousands)

                                            September 26,       December 31,
                                                     1999               1998
                                            -------------      -------------
                                              (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents              $     118,106      $      90,273
     Temporary investments                         14,695                  -
     Trade receivables, net                       187,975            233,662
     Inventories (Note 1)                         132,136            165,132
     Income taxes receivable                       21,992             24,974
     Deferred income taxes                              -             49,827
     Other current assets                          23,234             20,246
                                            -------------      -------------
        Total current assets                      498,138            584,114
                                            -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, at cost            387,565            373,227
     Less:  Accumulated depreciation
        and amortization                         (228,494)          (165,112)
                                            -------------      -------------
     Net property, plant and equipment            159,071            208,115
                                            -------------      -------------

INTANGIBLES, NET                                   34,542             33,580

OTHER ASSETS                                        6,087              4,350
                                            -------------      -------------

                                            $     697,838      $     830,159
                                            =============      =============


           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                              IOMEGA CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                      (In thousands, except share data)

                                            September 26,       December 31,
                                                     1999               1998
                                            -------------      -------------
                                             (Unaudited)
CURRENT LIABILITIES:
   Related party notes payable              $           -      $      40,000
   Accounts payable                               162,351            160,977
   Other current liabilities (Note 1)             183,950            152,843
   Current portion of capitalized
     lease obligations and notes payable            4,463              4,408
                                            -------------      -------------
      Total current liabilities                   350,764            358,228
                                            -------------      -------------

CAPITALIZED LEASE OBLIGATIONS AND
   NOTES PAYABLE, net of current portion            3,735              4,607
                                            -------------      -------------

DEFERRED INCOME TAXES                                   -              4,903
                                            -------------      -------------

CONVERTIBLE SUBORDINATED NOTES,
   6.75%, due 2001                                 45,505             45,655
                                            -------------      -------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value;
     authorized 4,350,000 shares,
     none issued                                        -                  -
   Series C Junior Participating
     Preferred Stock, $0.01 par value;
     authorized 250,000 shares,
     none issued                                        -                  -
   Series A Junior Participating
     Preferred Stock, $0.01 par value;
     authorized 400,000 shares,
     none issued                                        -                  -
   Common Stock, $.03 1/3 par value;
     authorized 400,000,000 shares, issued
     270,593,704 and 268,186,096 shares at
     September 26, 1999 and
     December 31, 1998, respectively                9,019              8,937
   Additional paid-in capital                     292,022            286,206
   Less:  809,542 Common Stock
          treasury shares, at cost                 (6,088)            (6,088)
   Retained earnings                                2,881            127,711
                                            -------------      -------------
      Total stockholders' equity                  297,834            416,766
                                            -------------      -------------

                                            $     697,838      $     830,159
                                            =============      =============



           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                              IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share data)


                                                  For the Quarter Ended
                                            --------------------------------
                                            September 26,      September 27,
                                                     1999               1998
                                            -------------      -------------
                                                       (Unaudited)

SALES                                       $     356,625      $     391,766

COST OF SALES                                     269,976            304,119
                                            -------------      -------------
   Gross margin                                    86,649             87,647
                                            -------------      -------------

OPERATING EXPENSES:
   Selling, general and administrative             71,773             72,587
   Research and development                        17,813             23,741
   Restructuring charge                            20,457                  -
   Purchased in-process technology                      -             11,100
                                            -------------      -------------
      Total operating expenses                    110,043            107,428
                                            -------------      -------------

OPERATING LOSS                                    (23,394)           (19,781)
   Interest and other expense, net                 (2,601)            (2,877)
                                            -------------      -------------

LOSS BEFORE INCOME TAXES                          (25,995)           (22,658)
   Benefit (provision) for income taxes           (52,351)             7,881
                                            -------------      -------------
NET LOSS                                    $     (78,346)     $     (14,777)
                                            =============      =============

NET LOSS PER COMMON SHARE
   (Basic and Diluted)                      $       (0.29)     $       (0.06)
                                            =============      =============

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING
   (Basic and Diluted)                            269,715            266,920
                                            =============      =============






           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share data)


                                               For the Nine Months Ended
                                            --------------------------------
                                            September 26,      September 27,
                                                     1999               1998
                                            -------------      -------------
                                                       (Unaudited)

SALES                                       $   1,091,618      $   1,193,097

COST OF SALES                                     835,472            909,090
                                            -------------      -------------
   Gross margin                                   256,146            284,007
                                            -------------      -------------

OPERATING EXPENSES:
   Selling, general and administrative            224,542            304,928
   Research and development                        61,611             77,177
   Restructuring charges                           62,366                  -
   Purchased in-process technology                      -             11,100
                                            -------------      -------------
      Total operating expenses                    348,519            393,205
                                            -------------      -------------

OPERATING LOSS                                    (92,373)          (109,198)
   Interest and other expense, net                 (5,134)            (3,358)
                                            -------------      -------------
LOSS BEFORE INCOME TAXES                          (97,507)          (112,556)
   Benefit (provision) for income taxes           (27,323)            39,293
                                            -------------      -------------
NET LOSS                                    $    (124,830)     $     (73,263)
                                            =============      =============

NET LOSS PER COMMON SHARE
   (Basic and Diluted)                      $       (0.46)     $       (0.28)
                                            =============      =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   (Basic and Diluted)                            269,073            265,032
                                            =============      =============





           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                               For the Nine Months Ended
                                            --------------------------------
                                            September 26,      September 27,
                                                     1999               1998
                                            -------------      -------------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                 $    (124,830)     $     (73,263)
   Non-Cash Revenue and Expense Adjustments:
      Depreciation and amortization                70,928             48,379
      Purchased in-process technology                   -             11,100
      Deferred income taxes                        38,213             (3,276)
      Tax benefit from dispositions of
        employee stock                              1,113              6,462
      Restructuring reserves                       30,795                  -
      Bad debt provision                            4,562             (2,057)
      Other                                         2,124              5,583
                                            -------------      -------------
                                                   22,905             (7,072)
   Changes in Assets and Liabilities:
      Trade receivables, net                       46,348             64,932
      Inventories                                  25,032             53,896
      Other current assets                          1,605             (6,677)
      Accounts payable                             (3,849)          (135,503)
      Other current liabilities                    31,107            (36,823)
      Income taxes                                  9,693            (69,976)
                                            -------------      -------------
         Net cash provided by (used in)
           operating activities                   132,841           (137,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant
     and equipment                                (38,709)           (67,617)
   Purchase of Nomai S. A., net of
     cash acquired                                      -            (41,579)
   Acquisition of SyQuest assets                  (12,093)                 -
   Purchase of temporary investments              (14,695)                 -
   Sale of temporary investments                        -             36,319
   Net increase in other assets                    (3,329)            (3,410)
                                            -------------      -------------
      Net cash used in investing activities       (68,826)           (76,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of Common Stock               4,635              4,758
   Proceeds from issuance of notes
     payable and capital leases                     3,532            120,000
   Payments on notes payable and
     capitalized lease obligations                (44,349)           (25,148)
   Purchase of Common Stock                             -               (465)
                                            -------------      -------------
      Net cash provided by (used in)
        financing activities                      (36,182)            99,145
                                            -------------      -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             27,833           (114,365)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              90,273            159,922
                                            -------------      -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $     118,106      $      45,557
                                            =============      =============


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              IOMEGA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                For the Nine Months Ended
                                            September 26,      September 27,
                                                     1999               1998
                                            -------------      -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Property, plant and equipment financed under
   capitalized lease obligations$                       -      $       1,223
                                            =============      =============



















           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 IOMEGA CORPORATION

                                 (UNAUDITED)




(1)   SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 26, 1999 and December 31, 1998, the results of operations for the three- and nine-month periods ended September 26, 1999 and September 27, 1998 and cash flows for the nine-month periods ended September 26, 1999 and September 27, 1998. The results of operations for the three- and nine-month periods ended September 26, 1999 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

     REVENUE RECOGNITION - The Company's customers include original equipment manufacturers ("OEMs"), end users, retailers, distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions which allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

     In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory which exceeds the channels' 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $22.1 million and $33.1 million at September 26, 1999 and December 31, 1998, respectively, and is included in "Other current liabilities" in the accompanying condensed consolidated balance sheets.

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

     In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $34.0 million and $42.4 million at September 26, 1999 and December 31, 1998, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

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

     Instruments with maturities in excess of three months are classified as temporary investments. The Company has classified its entire portfolio of temporary investments at September 26, 1999 as held-to-maturity. The temporary investments consisted primarily of commercial paper. At September 26, 1999, all temporary investments had maturities of less than six months. There were no temporary investments at December 31, 1998.

     INVENTORIES - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                            September 26,       December 31,
                                                     1999               1998
                                            -------------      -------------
          Raw materials                     $      31,985      $      62,613
          Work-in-process                          13,975              8,482
          Finished goods                           86,176             94,037
                                            -------------      -------------

                                            $     132,136      $     165,132
                                            =============      =============


      OTHER CURRENT LIABILITIES - Other current liabilities consist of the following (in thousands):

                                            September 26,       December 31,

                                                     1999               1998
                                            -------------      -------------
          Accrued payroll, vacation
            and bonus                              18,803             21,048
          Deferred revenue                         22,083             33,114
          Accrued advertising                      40,889             30,226
          Accrued restructuring                    23,840                  -
          Other accrued liabilities                78,335             68,455
                                            -------------      -------------
                                            $     183,950      $     152,843
                                            =============      =============

     RECLASSIFICATIONS - Certain reclassifications were made to both the prior periods' unaudited, condensed, consolidated financial statements and notes to condensed, consolidated financial statements to conform with the current period presentation.

     NET INCOME (LOSS) PER COMMON SHARE - Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. For the three- and nine-month periods ended September 26, 1999 and September 27, 1998, basic and diluted net loss per common share were the same due to the antidilutive effect of recording net losses during the respective periods.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on the Company's results of operations, financial position or liquidity.

(2)   ACQUISITIONS

     NOMAI S.A. - During the third quarter of 1998, the Company purchased approximately 54% of the capital stock of Nomai, S.A. ("Nomai"), a
     France-based  manufacturer  of  removable  storage  systems,  from  Nomai's principal  and other major  shareholders.  As  required by French law,  the
     Company subsequently offered all other shareholders of Nomai the opportunity to sell their shares to the Company pursuant to a public tender offer. The tender offer was undertaken at the same price per share that was paid to the principal and other major shareholders. The initial purchase and the tender offer resulted in the Company owning substantially all of Nomai's outstanding shares. The Company completed the purchase of all remaining shares during the third quarter of 1999, thus resulting in ownership of all of Nomai's outstanding shares. The total purchase price of the acquisition was approximately $45 million ($42 million, net of cash acquired).

     The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to intangibles and purchased in-process technology. Intangibles of approximately $36 million arising from the acquisition are being amortized on a straight-line basis over seven years. The Company recorded a non-cash pre-tax charge of $11.1 million related to purchased in-process technology, representing the appraised value of technology still in the development stage that was not considered to have reached technological feasibility and had no alternative future use. At the acquisition date, purchased in-process technology projects and their respective assigned values consisted of the following: a 2GB design drive and cartridge project ($9.3 million), a DVD and CD-RW interface technology project ($1.3 million) and a servo writer technology project ($0.5 million). During the second quarter of 1999, the Company recorded a restructuring charge that included the discontinuance of a drive development project that included the 2GB design drive and cartridge development project that was acquired as a purchased in-process technology project in the acquisition of Nomai during 1998. During the third quarter of 1999, the Company recorded a restructuring charge that included both costs to cease operations of the Company's Nomai manufacturing facility and the write-off of impaired intangibles directly assigned to this facility.

     The following unaudited pro forma combined financial data for the nine months ended September 27, 1998 presents the results of operations of the Company as if the Nomai acquisition had been effective at the beginning of the period presented (in millions, except per share data):

                                September 27, 1998
                                ------------------
                                     (Unaudited)

                Revenue                 $    1,209
                Net loss                       (80)
                Diluted EPS             $    (0.30)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Nomai acquisition occurred on the date indicated, or which may result in the future.

     SYQUEST - In April 1999, the Company completed the purchase of certain assets of SyQuest Technology, Inc. and its subsidiaries ("SyQuest"), including intellectual property, inventory and fixed assets in the U.S., Europe and Malaysia. The total purchase price of the asset purchase in the U.S. and Europe was $9.2 million and the purchase price of the Malaysian assets was $2.9 million. Intellectual property of $7.5 million arising from the purchase is being amortized on a straight-line basis over three years. No material obligations or liabilities of SyQuest were assumed by the Company. As part of the purchase, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

(3)   INCOME TAXES

     For the three and nine months ended September 26, 1999, the Company recorded an income tax provision of $52.4 and $27.3 million, respectively. The provisions differ from the benefits computed by applying the Federal statutory rate of 35% to the pre-tax losses incurred for the three and nine months ended September 26, 1999 by $61.4 million, for each of the periods, primarily due to an increase in the deferred tax asset valuation allowance and permanent items which are not deductible for Federal income taxes, which were partially offset by earnings permanently invested in non-U.S. operations and state income taxes.

     U.S. taxes have not been provided for unremitted foreign earnings of approximately $112 million, which are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liability, if such amounts were remitted, would be approximately $44 million. There is a possibility that future foreign income generated by the Company may result in a current tax provision even though the Company is incurring losses on a consolidated basis.

     As of September 26, 1999, the Company had approximately $18 million of deferred tax assets related to foreign net operating loss carryovers, which reflected the benefit of approximately $43 million in future tax deductions, for which the Company had established a valuation allowance. These carryovers expire at various dates beginning in 2004.

     Additionally, as of September 26, 1999, the Company had approximately $72 million of domestic deferred tax assets net of deferred tax liabilities, which reflected the benefit of approximately $185 million in future domestic tax deductions. In light of the net operating loss in the third quarter of 1999 and the cumulative net operating losses for 1999 and 1998, in the third quarter of 1999, the Company fully reserved its net deferred tax assets which previously existed at the end of the second quarter of 1999 and those deferred tax assets recognized during the third quarter of 1999. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. This valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

     During the third quarter of 1999, the Company increased its deferred tax asset valuation allowance by approximately $76 million. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.

     Cash paid for income taxes was $4.8 million for the first nine months of 1999 and $28.3 million for the corresponding period in 1998. The Company received an income tax refund of $20.4 million during the second quarter of 1999.

 (4)  DEBT

     NOTES PAYABLE - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended to be effective for the period ended September 26, 1999. The Credit Facility expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of the Federal funds rate plus 2.75%, or at LIBOR plus 3.25%. There were no borrowings outstanding on the Credit Facility at September 26, 1999. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $75 million. Total availability under the Credit Facility at October 14, 1999 was $75 million. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers and amendments under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers or amendments on terms acceptable to the Company, if at all. Loss of the Credit Facility may require the Company to find an alternative source of funding, which could have a material adverse effect on the Company's business and financial results.

     CAPITAL LEASES - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36 to 60 months and mature at various dates from December 1999 to April 2002. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture.

     Cash paid for interest was $9.6 million and $6.5 million, respectively, for the first nine months of 1999 and 1998, including interest on capital leases. Included in interest expense for the first nine months of 1999 and 1998, respectively, was $1.2 million and $0.7 million of amortization of deferred charges associated with obtaining the debt.

(5)   BUSINESS SEGMENT INFORMATION

     The accounting  policies of the segments are the same as those described in
     Note 1 "Significant Accounting Policies." Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment's operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments. The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, Clik!, ZipCD and Ditto. The Zip segment includes Zip disk and drive systems. The Jaz segment includes Jaz disk and drive systems and the Buz multimedia producer. The Company's restructuring charge in the second quarter of 1999 included reserves for assets related to the discontinuance of certain Jaz segment products and projects including the Buz multimedia producer and a drive development project. The Clik! segment includes Clik! Mobile, Clik! PC Card and OEM drives and Clik! disks. Clik! products began shipping in limited quantities during the fourth quarter of 1998. The Company's restructuring charge in the third quarter of 1999 included charges relating to refocusing the Clik! product platform from the Clik! Mobile Drive to the newer Clik! PC Card and OEM drives and included reserves for fixed assets and inventory related to the Clik! Mobile Drive. The Company's ZipCD segment includes ZipCD disc and drive systems, which began shipping in limited quantities in August 1999. The Ditto segment includes the Ditto family of tape backup drives and tape cartridges. In March 1999, the Company agreed to sell certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, certain software and intellectual property rights, equipment, brand names and product logos. The Company continued to sell its Ditto finished goods inventory through June 1999, after which the buyer of the Ditto assets agreed to purchase the Company's remaining finished goods inventory. The Company plans to continue to sell Ditto cartridges for a period of time ending on or before July 1, 2001. The "Other" category includes products such as Bernoulli, floppy disks and other Nomai products and other miscellaneous items. The information in the following table is derived directly from the segments' internal financial information used for corporate management purposes.

      Reportable Operating Segment Information (in millions)

                                      For the Three Months Ended           For the Nine Months Ended
                                    -------------------------------     -------------------------------
                                    September 26,     September 27,     September 26,     September 27,
                                             1999              1998              1999              1998
                                    -------------     -------------     -------------     -------------

Sales:
   Zip                              $         274     $         279     $         850     $         830
   Jaz                                         66                94               195               291
   Clik!                                        6                 -                12                 -
   ZipCD                                        9                 -                 9                 -
   Ditto                                        2                14                18                65
   Other                                        -                 5                 8                 7
                                    -------------     -------------     -------------     -------------

Total sales                         $         357     $         392     $       1,092     $       1,193
                                    =============     =============     =============     =============


                                      For the Three Months Ended          For the Nine Months Ended
                                    -------------------------------     -------------------------------
                                    September 26,     September 27,     September 26,     September 27,
                                             1999              1998              1999              1998
                                    -------------     -------------     -------------     -------------
                                              (In millions)                      (In millions)
Product profit margin
  (product loss) before
  restructuring charge(s):
   Zip                              $          48     $          29     $         132     $          96
   Jaz                                         11                 6                 3               (18)
   Clik!                                      (20)               (8)              (49)              (27)
   ZipCD                                       (3)                -                (5)                -
   Ditto                                       (7)               (3)              (11)              (10)
   Other                                       (5)               (2)              (16)               (4)
                                    -------------     -------------     -------------     -------------

Total product profit
  margin                                       24                22                54                37
                                    -------------     -------------     -------------     -------------

Product profit margin
 (product loss) including
 restructuring charge(s):
   Zip                              $          48     $          29     $         132     $          96
   Jaz                                         11                 6               (24)              (18)
   Clik!                                      (31)               (8)              (61)              (27)
   ZipCD                                       (3)                -                (6)                -
   Ditto                                       (7)               (3)              (17)              (10)
   Other                                      (14)               (2)              (28)               (4)
                                    -------------     -------------     -------------     -------------
Total product profit
  margin                                        4                22                (4)               37
                                    -------------     -------------     -------------     -------------


   Corporate restructuring
     charge                                     -                 -                (4)                -
   General corporate
     expenses                                 (27)              (42)              (85)             (146)
   Interest income                              1                 1                 4                 3
   Interest expense                            (1)               (4)               (6)               (7)
   Other expense                               (3)                -                (3)                -
                                    -------------     -------------     -------------     -------------

Loss before income taxes            $         (26)    $         (23)    $         (98)    $        (113)
                                    =============     =============     =============     =============


(6)   RESTRUCTURING COSTS

     During the three and nine months ended September 26, 1999, the Company recorded pre-tax restructuring charges of $20.5 and $62.4 million, respectively, as a result of steps the Company is taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives.

     During the quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide disk manufacturing, refocus the Clik! product platform on the newer Clik! PC Card and OEM drives and consolidate leasehold facilities. The total restructuring charges in connection with these actions are expected to be approximately $28 million. However, a portion of these charges will not be recorded until the fourth quarter because employee notifications had not taken place by September 26, 1999 and certain specific plans associated with leasehold consolidations had not been finalized as required by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This restructuring charge included reserves of $6.3 million relating to certain assets and exit costs such as cancellation fees associated with the cessation of manufacturing in Avranches, France; $11.5 million of inventory and fixed asset reserves associated with the older Clik! products; and $2.7 million for write-offs of intangibles and other miscellaneous charges. This restructuring charge consisted of cash and non-cash charges of approximately $6 million and $15 million, respectively.

     In connection with the Company's third quarter restructuring actions, the Company expects a workforce reduction of approximately 140 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. None of these employees had been notified or terminated at September 26, 1999. The Company anticipates that the implementation of the restructuring charge will be substantially complete by the end of March 2000, with the remainder being completed in the second and third quarters of 2000. The restructuring charge was included in the accompanying condensed, consolidated statements of operations under the caption "Restructuring charge(s)" for the three- and nine-month periods ended September 26, 1999. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

     Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of September 26, 1999. Changes in the third quarter restructuring reserves during the quarter ended September 26, 1999 are summarized below (in thousands):

                                    Third Quarter 1999                           Balance
                                   Restructuring Charge         Utilized      September 26, 1999
                                   --------------------      -----------      ------------------

Third Quarter 1999
Restructuring Actions:

Clik! streamlining (a)                     $     11,492      $         -             $    11,492

Manufacturing cessation (b)                       6,300                -                   6,300

Severance and benefits (b)(c)                         -                -                       -

Other fixed asset charges (a)(c)                      -                -                       -

Lease terminations (b)(c)                             -                -                       -

Other exit costs (a)                              2,665            2,665                       -
                                           ------------     ------------             -----------

                                           $     20,457            2,665             $    17,792
                                           ============     ============             ===========



(a) Amounts represent primarily non-cash charges.
(b) Amounts represent primarily cash charges.
(c) Charges for these actions will be recorded in the fourth quarter of 1999 as required by EITF Issue No. 94-3.

     During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. These actions included closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for fixed assets and inventory related to the discontinuance of certain products and development projects; $9.7 million for work force reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for work force reduction costs, contract cancellation costs and other exit costs to consolidate the Company's operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. The restructuring charge was included in the accompanying condensed, consolidated statements of operations under the caption "Restructuring charges" for the nine-month period ended September 26, 1999. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

     In connection with the Company's second quarter restructuring actions, the Company has terminated 466 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. The Company expects that the implementation of the second quarter restructuring plan will be substantially complete by the end of December 1999, with the remainder of the plan to be completed by the end of June 2000.

      Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of September 26, 1999. Changes in the second quarter restructuring reserves during the quarter ended September 26, 1999 are summarized below (in thousands):

                                          Balance                                           Balance
                                       June 27, 1999      Additions    Utilized     September 26, 1999
                                       -------------      ---------    ---------    ------------------
Second Quarter 1999
Restructuring Actions:

Discontinued products/projects (a)      $ 20,210          $       -    $   7,906         $      12,304

Severance and benefits (b)                 9,700                  -        4,637                 5,063

Other fixed asset charges (a)              4,300                  -           46                 4,254

Lease terminations (b)                     3,000                  -          311                 2,689

Other exit costs (b)                       4,699                  -        2,222                 2,477
                                      ----------          ---------    ---------         -------------

                                      $   41,909          $       -    $  15,122         $      26,787
                                      ==========          =========    =========         =============


(a)  Amounts represent primarily non-cash charges.
(b)  Amounts represent primarily cash charges.


(7)   OTHER MATTERS

     SIGNIFICANT CUSTOMERS - During the three and nine months ended September 26, 1999, sales to Ingram Micro, Inc. accounted for approximately 17.0% and 14.0%, respectively, of consolidated sales. During the three months and nine months ended September 27, 1998, sales to Ingram Micro, Inc. accounted for 19.0% and 14.8%, respectively, of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for these periods.

     FORWARD EXCHANGE CONTRACTS - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

     At September 26, 1999, outstanding forward exchange sales (purchase) contracts, which all mature in December 1999, were as follows:

                                                        Contracted       Spot
            Currency                          Amount   Forward Rate      Rate
            ------------------          ------------   ------------   -------
            Australian Dollar              (290,000)           0.65      0.65
            British Pound                   100,000            0.61      0.61
            European Euro                10,420,000            0.94      0.95
            Japanese Yen                590,000,000          102.57    104.02
            Singapore Dollar             (1,120,000)           1.70      1.71
            Swiss Franc                    (500,000)           1.51      1.52


     The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and are recognized as part of the cost of the underlying transaction being hedged. At September 26, 1999, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

                              IOMEGA CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported sales of $356.6 million and a net loss of $78.3 million, or $(0.29) per diluted share, for the third quarter of 1999, which included a $20.5 million restructuring charge, $51.3 million related to a deferred tax valuation allowance and $12.7 million of other charges that were not part of the restructuring charge, reflecting current estimates of the net realizable value of inventory, equipment and other assets. This compares to sales of $391.8 million and a net loss of $14.8 million, or $(0.06) per diluted share, in the third quarter of 1998. In the third quarter of 1998, the Company's net loss included a pre-tax, non-cash special charge of $11.1 million, related to purchased in-process technology, as part of its acquisition of Nomai S.A. In the third quarter of 1999, the Company recorded a pre-tax restructuring charge of $20.5 million, consisting of costs to consolidate worldwide disk manufacturing, refocus the Clik! product platform on the newer Clik! PC Card and OEM drives and consolidate leasehold facilities.

For the first nine months of 1999, sales were $1.1 billion with a net loss of $124.8 million, or $(0.46) per diluted share, which included $62.4 million of restructuring charges taken in the second and third quarters of 1999, $51.3 million related to a deferred tax valuation allowance and $19.7 million of other charges in the second and third quarters of 1999 that were not part of the restructuring charge. This compared to sales of $1.2 billion and a net loss of $73.3 million, or $(0.28) per diluted share, for the first nine months of 1998. The net loss for the nine months ended September 27, 1998 included a pre-tax, non-cash special charge of $11.1 million, related to purchased in-process technology, as part of its acquisition of Nomai S.A.

The Company is optimistic about achieving profitability in the fourth quarter of 1999; however, financial results in the fourth quarter will be heavily dependent on the success of recently introduced products, recurrence of typically strong fourth quarter sales and on the Company's ability to resolve component constraints.

SALES

Sales for the quarter ended September 26, 1999 decreased by $35.1 million, or 9.0%, when compared to the corresponding period of 1998, primarily as a result of discontinued Ditto drive sales, reduced Jaz sales volumes and an increase in the percentage of Zip drives shipped to the OEM channel, which generally has lower average selling prices than sales through other channels, offset in part by sales of recently introduced Clik! and ZipCD products. Total drive sales of $202.5 million decreased by 6.8% as compared to the third quarter of 1998. Total unit drive shipments for the quarter ended September 26, 1999, increased by 19.1% as compared to the third quarter of 1998. Total disk sales of $145.5 million decreased by 10.6% as compared to the third quarter of 1998. Total unit disk shipments for the quarter ended September 26, 1999 decreased by 7.3% as compared to the third quarter of 1998.

Sales of Zip products in the third quarter of 1999 totaled $274.1 million, representing a decrease of 1.8% from the third quarter of 1998. Sales of Zip products represented 76.9% of total sales for the third quarter of 1999 compared to 71.3% in the corresponding period of 1998. Zip unit drive shipments, including shipments by licensees, increased by 22.9% from the third quarter of 1998, while the Company's Zip unit disk shipments decreased by 5.8%. Zip unit drive shipments increased as a result of increased demand for Zip 250 drives in both the OEM and aftermarket channels and an increase in licensee shipments of Zip 100 drives, offset in part by a decrease in Zip 100 drives shipped to aftermarket channels. Sales of Zip OEM drives accounted for approximately 63% of total Zip drive shipments in the third quarter of 1999, compared to 53% in the third quarter of 1998. Sales of Zip drives were adversely impacted by supply constraints during the third quarter of 1999 relating to a shortage of an Application Specific Integrated Circuit ("ASIC") chip, which is a component included in certain models of the Company's Zip drives. The ASIC chip is supplied by a sole source supplier. The Company is working with the supplier to establish additional capacity to help in the short-term and is working on establishing another supplier for the long-term. The Company expects the chip shortage to be resolved in the fourth quarter of 1999. The impact of the component constraints on the fourth quarter of 1999 will depend on the supplier's success in establishing additional capacity combined with the level of demand for the affected Zip drives during the fourth quarter of 1999. The decrease in Zip disk shipments was due primarily to a decrease in shipments of Zip 100 disks to private label and OEM customers that was partially offset by an increase in Zip 250 disk shipments.

Jaz product sales in the third quarter of 1999 were $66.5 million, representing a decrease of 29.9% from the third quarter of 1998. Jaz product sales represented 18.6% of total sales in the third quarter of 1999 compared to 24.4% in the corresponding period of 1998. Jaz unit drive shipments decreased by 22.8% as compared to the third quarter of 1998, while Jaz unit disk shipments decreased by 30.7%. These decreases are a result of the maturing of the Jaz product platform.

Clik! product sales in the third quarter of 1999 were $5.9 million, or 1.7% of total sales. The Company began shipping Clik! products in limited quantities in December 1998. The Clik! PC Card drive began shipping in limited quantities in June 1999.

ZipCD product sales in the third quarter of 1999 were $8.8 million, or 2.5% of total sales. The Company began shipping ZipCD products in limited quantities in August 1999.

Ditto product sales in the third quarter of 1999 were $2.0 million, representing a decrease of 85.5% from the third quarter of 1998. Ditto product sales represented 0.6% of total sales in the third quarter of 1999 compared to 3.4% of total sales in the corresponding period of 1998. In March 1999, the Company sold certain assets and rights associated with its Ditto product line. The Company continued to sell its Ditto finished goods inventory through June 1999, after which, the buyer of the Ditto assets agreed to purchase the Company's remaining finished goods inventory. The Company plans to continue to sell Ditto cartridges for a period of time ending on or before July 1, 2001.

Sales for the nine months ended September 26, 1999 decreased by $101.5 million, or 8.5%, when compared to the corresponding period of 1998. Sales of Zip products totaled $850.0 million, or 77.9% of total sales, representing a 2.4% increase in sales dollars from the corresponding period of 1998. Jaz product sales totaled $194.2 million, or 17.8% of total sales, representing a 33.6% decrease in sales dollars from the corresponding period of 1998. Sales of Clik! products totaled $11.7 million, or 1.1% of total sales. Sales of ZipCD products totaled $8.8 million, or 0.8% of total sales. Ditto product sales totaled $18.2 million, or 1.7% of total sales, representing a 72.2% decrease in sales dollars from the corresponding period of 1998.

Geographically, sales in the Americas were $238.1 million, or 66.8% of total sales, in the third quarter of 1999, as compared to $268.2 million, or 68.5% of total sales, in the third quarter of 1998. Sales in Europe were $86.5 million, or 24.2% of total sales, in the third quarter of 1999, as compared to $90.6 million, or 23.1% of total sales, in the third quarter of 1998. Sales in Asia were $32.0 million, or 9.0% of total sales, in the third quarter of 1999, as compared to $33.0 million, or 8.4% of total sales, in the third quarter of 1998.

For the first nine months of 1999, sales in the Americas were $720.2 million, or 66.0% of total sales, as compared to $823.8 million, or 69.0% of total sales, for the first nine months of 1998. Sales in Europe were $271.0 million, or 24.8% of total sales, in the first nine months of 1999, as compared to $273.1 million, or 22.9% of total sales, for the first nine months of 1998. Sales in Asia were $100.4 million, or 9.2% of total sales, in the first nine months of 1999, as compared to $96.2 million, or 8.1% of total sales, in the first nine months of 1998.

GROSS MARGIN

The Company's overall gross margin percentage was 24.3% in the third quarter of 1999, as compared to 22.4% in the third quarter of 1998. Overall gross margin percentage for the first nine months of 1999 was 23.5%, as compared to 23.8% for the first nine months of 1998. The increase in gross margin percentage for the third quarter of 1999, when compared to the corresponding period of 1998, was due to increased Zip and Jaz gross margins as a result of an increased mix of higher margin Zip 250 and Jaz 2GB products and lower overall material and variable overhead costs during the third quarter of 1999. These improvements were partially offset by increased Clik! manufacturing costs during start up, an increase in the percentage of Zip drives shipped to the OEM channel during the third quarter of 1999, which generally provides lower gross margins than sales through other channels. Additionally, during the third quarter of 1999, the Company recorded reserves for Ditto, Clik! and other products totaling $11.0 million.

Future gross margin percentage will be impacted by the mix between retail sales and OEM drive sales, as OEM sales generally provide lower gross margins than sales through other channels, and by the sales mix of Zip 100 and Zip 250 product. Gross margins for the remainder of 1999 will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives and on the mix between disks and drives and between Zip, Jaz, Clik! and ZipCD products.

SEGMENT PRODUCT PROFIT MARGIN (Including Restructuring Charges)

Zip segment product profit margin increased by $19.0 million, or 65.5%, in the third quarter of 1999 when compared to the corresponding period of 1998 primarily due to an increased mix of higher margin Zip 250 products and lower overall material and variable overhead costs. These third quarter improvements were partially offset by a decrease in shipments of higher margin Zip disks and an increase in sales of lower margin Zip OEM drives. Jaz segment product profit margin increased by $4.1 million, or 64.7%, in the third quarter of 1999 when compared to the corresponding period of 1998 due to decreased material, manufacturing and operating costs and an increased mix of higher margin Jaz 2GB products. Clik! segment product loss increased to $31.2 million in the third quarter of 1999 from a product loss of $8.4 million in the corresponding period of 1998 due to a combination of a restructuring charge of $11.5 million, sales and marketing product launch costs, manufacturing startup costs and reserves for the valuation of Clik! excess fixed asset capacity recorded during the third quarter of 1999. The ZipCD segment had a product loss of $3.3 million for the third quarter of 1999 due primarily to a $0.6 million restructuring charge taken in the third quarter and product development and launch costs incurred as the Company began shipping ZipCD products in limited quantities in August 1999. The Ditto segment product loss increased to $7.3 million in the third quarter of 1999 from a product loss of $2.7 million in the corresponding period of 1998 due to a decrease in volumes of Ditto products sold in the third quarter of 1999 and inventory valuation reserves recorded in the quarter.

For the first nine months of 1999, Zip segment product profit margin increased by $35.6 million, or 36.9%, when compared to the corresponding period of 1998 due to a combination of an increase in volumes of Zip drives and disks, lower overall material and variable overhead costs and an increased mix of higher margin Zip 250 products that were partially offset by price reductions during the second half of 1998 and an increase in sales of lower margin Zip OEM drives. Jaz segment product loss increased to $24.3 million in the first nine months of 1999 from a product loss of $17.6 million in the corresponding period of 1998 due primarily to a second quarter 1999 restructuring charge of $27.0 million and a decrease in volumes of Jaz disk and drive products shipped during the first nine months of 1999, offset in part by decreased material and manufacturing costs and an increased mix of higher margin Jaz 2GB products. Clik! segment product loss increased to $61.0 million for the first nine months of 1999 from a product loss of $26.6 million in the corresponding period of 1998 due primarily to a third quarter restructuring charge of $11.5 million, sales and marketing product launch costs, manufacturing startup costs and reserves recorded during 1999 for the valuation of Clik! excess fixed asset capacity. The ZipCD segment had a product loss of $6.1 million for the first nine months of 1999 due primarily to product development and launch costs incurred as the Company began shipping ZipCD products in limited quantities in August 1999. Ditto segment product loss increased to $17.2 million in the first nine months of 1999 from a product loss of $9.7 million in the corresponding period of 1998 due to a second quarter 1999 restructuring charge of $5.6 million and a decrease in volumes of Ditto drive products shipped in the first nine months of 1999 and inventory valuation reserves recorded in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.8 million in the third quarter of 1999 when compared to the corresponding period of 1998, and increased as a percentage of sales to 20.1% for the third quarter, from 18.5% in the corresponding period of 1998, primarily as a result of a decrease in sales during the third quarter of 1999.

Selling, general and administrative expenses decreased by $80.4 million in the first nine months of 1999 and decreased as a percentage of sales to 20.6%, from 25.6% in the corresponding period in 1998. Included in selling, general and administrative expenses in 1998 was a special pre-tax charge of $9.4 million representing expenses associated with cost reduction measures and substantial marketing and advertising program expenditures which were reduced in 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the third quarter and first nine months of 1999 decreased by $5.9 million, or 25.0%, and $15.6 million, or 20.2%, respectively, when compared to the third quarter and first nine months of 1998, and decreased as a percentage of sales to 5.0% and 5.6%, respectively, in the third quarter and first nine months of 1999, from 6.1% and 6.5%, respectively, in the third quarter and first nine months of 1998. The decrease in research and development expenses for the third quarter and first nine months of 1999 was due primarily to decreased spending for development of Jaz and recently introduced Clik! products, which was partially offset by increased spending for Zip and ZipCD and other new product development in the third quarter and first nine months of 1999.

RESTRUCTURING CHARGES

During the third and nine months ended September 26, 1999, the Company recorded pre-tax restructuring charges of $20.5 and $62.4 million, respectively, as a result of steps the Company is taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives.

During the quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide disk manufacturing, refocus the Clik! product platform on the newer Clik! PC Card and OEM drives and consolidate leasehold facilities. The total restructuring charges in connection with these actions are expected to be approximately $28 million. However, a portion of these charges will not be recorded until the fourth quarter because employee notifications had not taken place by September 26, 1999, and certain specific plans associated with leasehold consolidations had not been finalized as required by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This restructuring charge included reserves of $6.3 million relating to certain assets and exit costs such as cancellation fees associated with the cessation of manufacturing in Avranches, France; $11.5 million of inventory and fixed asset reserves associated with the older Clik! products; and $2.7 million for write-offs of intangibles and other miscellaneous charges. This restructuring charge consisted of cash and non-cash charges of approximately $6 million and $15 million, respectively.

In connection with the Company's third quarter restructuring actions, the Company expects a workforce reduction of approximately 140 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. None of these employees had been notified or terminated at September 26, 1999. The Company anticipates that the implementation of the restructuring charge will be substantially complete by the end of March 2000, with the remainder being completed in the second and third quarters of 2000. The restructuring charge was included in the condensed, consolidated statements of operations under the caption "Restructuring charge(s)" for the three- and nine-month periods ended September 26, 1999. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions included closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for fixed assets and inventory related to the discontinuance of certain products and development projects; $9.7 million for work force reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for work force reduction costs, contract cancellation costs and other exit costs to consolidate the Company's operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. The restructuring charge was included in the condensed, consolidated statements of operations under the caption "Restructuring charges" for the nine-month period ended September 26, 1999. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

In connection with the Company's second quarter restructuring actions, the Company has terminated 466 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. The Company expects that the implementation of the second quarter restructuring plan will be substantially complete by the end of December 1999, with the remainder of the plan to be completed by the end of June 2000.

OTHER INCOME AND EXPENSE

Interest income of $1.4 million and $3.7 million in the third quarter and first nine months of 1999, respectively, increased from $0.8 million and $3.4 million in the third quarter and first nine months of 1998, respectively. Higher average cash balances during the third quarter and first nine months of 1999 resulted in an increase in interest income when compared to the corresponding periods of 1998.

Interest expense of $1.5 million and $5.8 million in the third quarter and first nine months of 1999, respectively, decreased from $3.6 million and $7.0 million in the third quarter and first nine months of 1998, respectively. In July 1998, the Company entered into a debt agreement with Idanta Partners, Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, under which the Company borrowed $40 million pursuant to a series of three notes. The Company repaid the principal and interest associated with these notes upon their maturity on March 31, 1999. As a consequence, interest expense decreased in 1999 when compared with the corresponding periods of 1998.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the three and nine months ended September 26, 1999, the Company recorded an income tax provision of $52.4 and $27.3 million, respectively. The provisions differ from the benefits computed by applying the Federal statutory rate of 35% to the pre-tax losses incurred for the three and nine months ended September 26, 1999 by $61.4 million, for each of the periods, primarily due to an increase in the deferred tax asset valuation allowance and permanent items which are not deductible for Federal income taxes, which were partially offset by earnings permanently invested in non-U.S. operations and state income taxes.

As of September 26, 1999, the Company had approximately $18 million of deferred tax assets related to foreign net operating loss carryovers, which reflected the benefit of approximately $43 million in future tax deductions, for which the Company had established a valuation allowance. These carryovers expire at various dates beginning in 2004.

Additionally, as of September 26, 1999, the Company had approximately $72 million of deferred tax assets net of deferred tax liabilities, which reflected the benefit of approximately $185 million in future domestic tax deductions. In light of the net operating loss in the third quarter of 1999 and the cumulative net operating losses for 1999 and 1998, in the third quarter of 1999, the Company fully reserved its net deferred tax assets previously recognized at the end of the second quarter of 1999 and those recognized during the third quarter of 1999. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. This valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

During the third quarter of 1999, the Company increased its deferred tax asset valuation allowance by approximately $81 million. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.

SEASONALITY

The Company's Zip and ZipCD products are targeted primarily to the personal computer OEM and retail consumer markets. The Company's Jaz products are targeted primarily to the distribution and retail consumer market. The Company's Clik! products are targeted to the retail consumer market and to consumer products OEMs. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1999, the Company had cash and cash equivalents of $118.1 million, temporary investments of $14.7 million, working capital of $147.4 million and a ratio of current assets to current liabilities of 1.4 to 1. During the first nine months of 1999, the Company generated a total of $27.8 million of cash and cash equivalents. Operating activities generated $132.8 million in cash for the first nine months of 1999 compared with using $137.2 million in cash in the first nine months of 1998. The cash generated from operations in the first nine months of 1999 was primarily due to a combination of non-cash adjustments, a reduction in inventory, accounts receivable and income taxes receivable and an increase in other current liabilities. The primary uses of cash during the first nine months of 1999 were the repayment upon maturity of the Idanta senior subordinated notes, payments on capitalized lease obligations and the purchase of property, plant and equipment.

Net accounts receivable decreased by $46.3 million, due primarily to the timing of sales and collections during the respective periods The increase of $31.1 million in other current liabilities was due to a combination of accrued restructuring reserves as a result of restructuring charges taken during the second and third quarters of 1999, an increase in accrued advertising and various other accrued liabilities that were partially offset by a decrease in deferred revenue and accrued payroll and related liabilities. The decrease of $25.0 million in inventory was due to a combination of improved supply chain management and changes to the Company's procurement and manufacturing processes to a demand pull model initiated during 1998 and the write-down of excess inventory during the second and third quarters of 1999. The decrease of $9.7 million in income taxes receivable was due primarily to the Company receiving income tax refunds of $32.0 million during the second quarter of 1999 that were partially offset by the creation of an additional receivable of $22.3 million comprised primarily of the tax benefit of the Company's current year net operating loss carryback. These sources of cash were partially offset by a $3.9 million decrease in accounts payable, due primarily to timing of inventory receipts and related payments to vendors.

The Company used $68.8 million of cash in investing activities during the first nine months of 1999, primarily in the purchase of property, plant and equipment and temporary investments and the purchase of certain assets from SyQuest, including intellectual property, inventory and fixed assets. Cash used by financing activities totaled $36.2 million during the first nine months of 1999 and included $44.3 million in repayment upon maturity of the Idanta senior subordinated notes and payments on capitalized lease obligations that were partially offset by $4.6 million of proceeds from the sale of common stock pursuant to stock options and $3.5 million of proceeds from the issuance of notes payable and capitalized lease obligations during the first nine months of 1999.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended to be effective for the period ended September 26, 1999. The Credit Facility expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of the Federal funds rate plus 2.75%, or at LIBOR plus 3.25%. There were no borrowings outstanding on the Credit Facility at September 26, 1999. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $75 million. Total availability under the Credit Facility at October 14, 1999 was $75 million. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. Depending on its financial performance in future quarters, the Company may be required to seek further covenant waivers and amendments under the Credit Facility. There can be no assurance that the Company will be able to obtain any such waivers or amendments on terms acceptable to the Company, if at all. Loss of the Credit Facility may require the Company to find an alternative source of funding, which could have a material adverse effect on the Company's business and financial results.

The current and long-term portions of capitalized lease obligations and notes payable at September 26, 1999 were $4.5 million and $3.7 million, respectively. In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The initial interest rate was 8.7% per annum, increasing through January 1, 1999 to 12.7% per annum. The proceeds of these notes were used for the cash purchase of Nomai. The Company used internally generated funds to repay the principal and interest associated with the notes upon their maturity on March 31, 1999.

The Company had $45.5 million of convertible subordinated notes outstanding at September 26, 1999, which bear interest at 6.75% per year and mature on March 15, 2001.

In April 1999, the Company completed the purchase of certain assets of SyQuest Technology, Inc. and its subsidiaries, including intellectual property, inventory and fixed assets in the U.S., Europe and Malaysia. The total purchase price of the asset purchase in the U.S. and Europe was $9.2 million and the purchase price of the Malaysian assets was $2.9 million. No material obligations or liabilities were assumed by the Company. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with the patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

The Company expects to generate positive cash flow for 1999. The Company expects that its balance of cash and cash equivalents, together with future cash flow from operations and current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, whether the Company will achieve a positive cash flow for 1999, and the precise amount and timing of the Company's future financing needs, cannot be determined at this time and will depend on a number of factors, including cash flow from operations, which depends on the success of the Company's restructuring actions, the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the success of the Company in managing its inventory, accounts receivable and accounts payable.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's future operating results will depend in large part on the success of its Zip, Jaz, Clik! and ZipCD products in the market. Although the Company believes there is market demand for removable data storage solutions for personal computers and other devices, there can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which Zip, Jaz, Clik! and ZipCD achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors, including, without limitation, the LS-120 (or SuperDisk) (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and MKE), the HiFD (product co-developed by Sony Corporation and Fuji Photo Film Co., Ltd.), the "it" drive (product in development by Caleb Technology Corporation), the Orb (product developed by Castlewood Systems, Inc.), the Pro-FD (product in development by Samsung Electro-Mechanics Co., Ltd.), the Microdrive (product developed by IBM), the Memorystick (product developed by Sony Corporation), various formats of flash memory, CD-R and CD-RW drives, announced developments of rewritable DVD drives and media, and announced products in development by Terastor Corporation; the success of any third party in creating and marketing media intended for use with the Company's drive products; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company's drives; the ability of the Company to create demand for Zip, Jaz, Clik! and ZipCD, including demand from leading personal computer and other manufacturers; the success of the Company in educating consumers about the existence and possible uses of Zip, Jaz, Clik! and ZipCD storage solutions; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers and other products with which the Company's products can be used.

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

Sales of Zip products in 1998 and the first nine months of 1999 accounted for a significant majority of the Company's revenues. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in 1998 and the first nine months of 1999 should not be assumed to be an indication of future sales levels. In the fourth quarter of 1998, the Company introduced the Zip 250 product. The market acceptance of the Zip 250 product and its impact on other Zip products has not yet been determined and, therefore, may have an adverse impact on future sales.

The Company's Jaz products are a maturing product platform and the Company does not anticipate sales growth in the future for this product platform as a result of replacement products entering the market, including products introduced by the Company, and changing customer requirements. The Company took actions earlier in the year to better position the Jaz product platform for future profitability, including the cancellation of a Jaz development project and downsizing of Jaz facilities and workforce. The Company anticipates introducing additional Jaz product interfaces and enhancements to support the needs of its customers. The process of managing a mature product and maximizing its profitability is different than managing a growing product platform. Managing a maturing product platform includes maintaining the size of the product's infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the maturing Jaz product platform and in maximizing its profitability in the future.

The Company's Clik! products are miniaturized removable-media storage solutions for use in a variety of portable and handheld electronic devices and represent the Company's first products which are targeted to digital camera and other portable consumer electronics manufacturers in addition to the personal computer markets. The Company does not have prior experience in consumer electronic channels and, accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful. The Company has introduced four different models of the Clik! drive in addition to a Clik! OEM drive, which will first be shipped in the fourth quarter of 1999. Three of these models, the Clik! Drive for Digital Cameras, the Clik! Drive Plus and the Clik! Drive for Mobile Computers, which began shipping in limited quantities in December 1998, were marketed as add-on storage solutions to digital cameras that use various formats of flash memory. The Company began shipping the fourth model, the Clik! PC Card drive, in limited quantities in June 1999, and is currently marketing this product to notebook and sub-notebook computer users. The impact of the Clik! PC Card drive on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales. During the third quarter of 1999, the Company recorded a restructuring charge that included costs to refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Market acceptance of Clik! products as a storage solution for digital cameras is dependent upon obtaining a significant market presence and establishing OEM relationships with digital camera manufacturers, who produce digital cameras incorporating built-in Clik! drives, and other portable consumer electronic manufacturers. To date, no digital camera or other consumer electronic product incorporating Clik! as a built-in drive, which we refer to as an OEM drive, has been introduced or marketed; however, the Agfa Gevaert Group, a manufacturer of digital cameras and other digital imaging products and systems has begun taking orders for its digital camera with a Clik! built-in drive.

ZipCD, a CD-ReWritable ("CD-RW") drive designed for use as a storage solution for personal computers, represents the Company's first CD-RW product and initial entry into the optical storage market. Market acceptance of the ZipCD product, which began shipping in limited quantities in August 1999, is not yet known. In addition, the impact of ZipCD on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales. Moreover, the Company's current business strategy for ZipCD is different from its strategy for its other products because ZipCD does not include proprietary media and thus has lower overall gross margins. Therefore, the success of ZipCD will depend on margin contributions from the drive products. The CD-RW drive market is very competitive and includes a number of established participants. Accordingly, there are additional risks that the ZipCD product will not achieve significant market acceptance or otherwise be successful.

Management of the Company's inventory levels has become increasingly complex. The Company's customers frequently adjust their ordering patterns in response to various factors, including: the Company's perceived ability to meet demand, the Company's and competitors' inventory supply in the retail and distribution channel, timing of new product introductions, seasonal fluctuations, Company and customer promotions, the consolidation of customer distribution centers, pricing considerations and the attractiveness of the Company's products as compared to competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's results of operations.

The Company has evolved from an aftermarket business to a business that includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, as the concentration of sales to OEM customers continues to evolve, a relatively small number of major customers will represent a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

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

All of the factors described above for Zip, Jaz, Clik! and ZipCD products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters, including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products and also include the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

Many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, certain integrated circuits used in certain drives are obtained exclusively from LSI Logic Corporation. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely basis. The Company continues to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely basis or realize any future cost savings. Sales may be adversely affected for these or similar reasons in the future.

The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. For example, the Company's Zip drive shipments, revenue and profitability were negatively impacted by an ASIC chip shortage during the second and third quarters of 1999. The ASIC chip is supplied by a sole source supplier. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The Company is experiencing increased difficulties in retaining employees due in part to the Company's financial performance and recent restructuring actions. The Company's success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. Many members of the Company's senior management team have been serving in their current positions for only a short period of time, including Philip G. Husby, who joined the Company as Chief Financial Officer in August 1999, and John L. Conley, Sr., who was promoted to Executive Vice President, Global Operations in June 1999. Effective August 31, 1999, Jodie K. Glore resigned as President and Chief Executive Officer. David J. Dunn, Chairman of the Board of Directors, has assumed the role of Chief Executive Officer while the Company conducts a search for a Chief Executive Officer. In addition, a number of senior management positions, including Executive Vice President, Global Product, Sales and Marketing, Chief Technology Officer and General Counsel, are currently being filled on an interim basis. The Company's success will depend in part on its ability to attract highly skilled personnel to fill vacancies in a timely manner and on the success of the Company's senior management team in learning to work effectively as a team. In addition, the Company's success will depend in part on its ability to successfully transition to a functional organization which began in early 1999. There can be no assurance that the Company will be successful in attracting and/or retaining key employees, that the transition to a functional organization will not result in short-term disruptions or that the transition will eventually produce the desired results.

During the second and third quarters of 1999, the Company announced plans to consolidate manufacturing and other facilities, discontinue certain products and development projects, organize along functional lines and to refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. These actions specifically included closing the Company's facilities in Milpitas, California and San Diego, California and ceasing manufacturing operations in Avranches, France. There can be no assurance that the Company will be successful in closing the facilities in the U.S. and ceasing manufacturing operations in France without incurring significant legal costs or other costs that have not been accrued for in the restructuring charges. Management expects that these restructuring actions will reduce future operating and manufacturing expenses. However, there can be no assurance that the Company will be successful in its efforts to reduce expenses in future periods.

The Company has implemented Six Sigma quality initiatives intended to make substantial product and process quality improvements and reduce costs. However, there can be no assurance that the Company's quality initiatives will be successful in providing substantial product and process improvements and in reducing costs.

The Company has experienced, and may in the future experience, significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's results of operations and cash flow. In addition, the Company's stock price, like other high-technology companies' stock prices, could be subject to fluctuations in response to actual or anticipated variations in operating results, as well as changes in analysts' earnings estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry as well as general economic conditions and other factors external to the Company.

A significant portion of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature or increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Disclosures About Market Risk" below). For example, management believes that sales in Asia were adversely affected from the fourth quarter of 1997 through the third quarter of 1999 and will continue to be adversely affected due to a regional economic downturn and the devaluation of certain Asian currencies vis-a-vis the U.S. dollar. The Company cannot predict with any certainty the impact that these or other such events could have on its foreign operations.

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

The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the Malaysian government fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company recognized this loss in other expense for the year ended December 31, 1998. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-institute its hedging strategy for Ringgit exposure.

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

The fair value of the Corporation's long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of September 26, 1999, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

YEAR 2000 READINESS

The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

OVERVIEW. In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. The Company is addressing the Year 2000 issue in the following areas: (i) hardware and software products sold by the Company; (ii) the Company's information technology ("IT") systems; (iii) the Company's non-IT systems (i.e., machinery, equipment and devices that utilize "built-in" technology such as embedded microcontrollers) and (iv) third-party suppliers and customers. The Company is undertaking its Year 2000 review in the following phases: Awareness (education and sensitivity to the Year 2000 issue), Inventory (identifying the equipment, processes or systems which are susceptible to the Year 2000 issue), Assessment (determining the potential impact of Year 2000 on the equipment, processes and systems identified during the Inventory phase and assessing the need for testing and remediation), Testing/Verification (testing to determine if an item is Year 2000 ready or the degree to which it is deficient) and Implementation (carrying out necessary remedial efforts to address Year 2000 readiness, including validation of upgrades, patches or other Year 2000 fixes). The Company has formed a Year 2000 Committee that meets regularly and has responsibility to oversee the implementation of Year 2000 initiatives. The Year 2000 Committee reports regularly to an executive management committee. As more fully discussed below, the Company believes it is now substantially complete with its Year 2000 efforts. Follow-up testing and implementation of contingency plans will continue through year end.

PRODUCTS. The Company has completed the review and testing of its hardware products. Hardware testing was conducted by the National Software Testing Laboratories ("NSTL") according to NSTL developed standards or guidelines (NSTL YMark 2000, Version 97.08.15). NSTL has verified that the Zip, Jaz, Ditto, Bernoulli, Buz and Clik! hardware products tested are Year 2000 ready when used in an operating system and with other products which themselves are Year 2000 ready. Some Bernoulli drive products were reviewed, and determined to be Year 2000 ready, by a Company engineer and were not tested by NSTL. The Company has recently introduced ZipCD, an optical CD-RW drive. This drive is manufactured for the Company by a third party who has reported that the drive is Year 2000 ready.

The Company has completed the review and testing of the software products developed by the Company. Software utility tools and drivers were tested internally by the Company. When used in an operating system and with other products which themselves are Year 2000 ready, the Company's tested software utility tools and drivers have been found to be Year 2000 ready, except for the Ditto 16-bit software applications intended for DOS and Windows 3.1 users. No solution is presently available for the 16-bit software version of the Ditto software applications. The 16-bit version of the Ditto software was provided by a third party who no longer supports the software. The Company continues to investigate the possibility of providing a Year 2000 upgrade for this software application, but has not determined whether an upgrade will be made available. The CopyMachine and Findit software applications have now been determined to be Year 2000 ready for Windows 3.x and higher, so long as the underlying default setting in the Windows operating system is set to a four digit date field. The Company is providing instructions on its Year 2000 web site as to the procedures to follow to re-set the date field in the Windows operating system. Due to the legacy nature of the Bernoulli product, the Company will not test software provided with the Bernoulli drive; however, the Company did internally test the latest software and drivers released with the Bernoulli drive, Iomega Tools ver. 3.1, which has been determined to be Year 2000 ready. For software developed by third parties which was bundled or sold with Bernoulli drive products, the third party provider of such software should be contacted for the Year 2000 readiness of such software products.

The Company has completed its review of Nomai branded hardware drive products. Nomai marketed a rigid magnetic media drive and an optical CD-RW drive. The rigid magnetic media drive was manufactured by Nomai. A Nomai engineer has reviewed and determined that the rigid magnetic media drive is Year 2000 ready. The optical CD-RW drive sold by Nomai was manufactured by third parties. NSTL tested one version of the Nomai branded optical CD-RW drive and determined it to be Year 2000 ready. Software provided with Nomai branded optical CD-RW drive was developed by a third party, who indicated that such software is Year 2000 compliant.

The specific results of hardware and software testing are provided on the Company's Year 2000 web pages on its web site (www.iomega.com). The Company plans to use its web site to communicate Year 2000 product issues that may be identified in the future. Notwithstanding the results of the Company's testing and remediation efforts, actual backup, restore and rollover results in specific operating system environments may vary depending on a number of factors, including, without limitation, other hardware utilized, the specific operating system utilized, other software applications utilized and the Year 2000 readiness of each. Statements concerning, or references made to, a third party's Year 2000 statements or claims constitute "Republications" of such information for purposes of the Year 2000 Information and Readiness Disclosure Act, and such statements or republications have not be reviewed or verified by the Company as to their accuracy, correctness or content. Such information was supplied by the person or entity identified in such Year 2000 statement or republication, and the Company is not the source of such statement or republication. The Company has not tested, and is not responsible for, third party hardware and software products which may have been released or bundled with Company products.

INTERNAL IT SYSTEMS. During 1998, the Company implemented new HP computer hardware and Oracle software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. According to the respective vendors, the hardware operating systems and software currently in use by the Company are in various stages of Year 2000 readiness. The respective vendors are providing Year 2000 software upgrades when Year 2000 deficiencies are identified. In January 1999, the Company began testing the hardware operating systems and software applications in use by the Company to confirm Year 2000 readiness. The Company has identified other hardware and applications software used in its IT systems and has obtained Year 2000 compliance information or, where applicable, upgrades/solutions from the providers of such hardware and applications software. The Company will continue to assess and remedy, as deemed appropriate, Year 2000 issues it identifies with respect to critical IT systems utilized by the Company. The Company does not anticipate any significant Year 2000 issues with respect to its IT systems and therefore does not contemplate any significant contingency planning for its IT systems.

INTERNAL NON-IT SYSTEMS. The Company has substantially completed inventorying, assessing and testing its major non-IT systems, as well as implementing any remedial actions to the extent deemed appropriate. The Company anticipates certain follow-up testing and implementation efforts through the end of the year as deemed appropriate. The Company does not anticipate any significant Year 2000 issues with respect to its non-IT systems and therefore does not contemplate any significant contingency planning for its non-IT systems.

MATERIAL THIRD-PARTY RELATIONSHIPS. The Company has significant relationships with various third parties (many located outside of the U.S.) and the failure of any of these third parties to achieve Year 2000 compliance could have a material impact on the Company's business, operating results and financial condition. These third parties include energy and utility suppliers, financial institutions, material and product suppliers, transportation providers, communications vendors, including value added network vendors and the Company's significant customers. While the Company received Year 2000 readiness statements from its major third-party suppliers which in general indicate Year 2000 readiness, the Company conducted a questionnaire/review with each major supplier and vendor to review their Year 2000 readiness. The Company is now substantially complete with the individual reviews of its major suppliers and vendors; with the exception of several recently-added suppliers who are being reviewed in the fourth quarter of 1999.

COSTS. Through the third quarter of 1999, the Company incurred approximately $39.5 million in costs to improve the Company's IT systems and for Year 2000 readiness efforts. Of this amount, 91% represented the costs of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. This system hardware and software was implemented to upgrade and improve the Company's IT systems. The implementation of the hardware and software also resulted in facilitating the Company's Year 2000 readiness for these systems. The balance was expended for hardware and software testing, third-party consulting costs and third-party audits and reviews. The Company is not separately tracking the internal costs for its Year 2000 review activities; such costs are principally the related payroll costs for the Company's information systems group. The Company anticipates incurring an additional $2 million in the final quarter of 1999 in connection with Year 2000 readiness efforts, including additional system hardware and software, third-party consulting fees, third-party audits and reviews and product software and hardware testing costs.

CONTINGENCY PLANS. The Company has prepared, and continues to revise and update, contingency plans for critical areas to address Year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans address the Company's most reasonably likely worst case scenarios. Presently, the Company does not anticipate significant Year 2000 failures with respect to its products and IT and non-IT systems, and thus does not contemplate any significant contingency planning for these areas. The Company believes that its most reasonably likely worst case Year 2000 failure scenario would be a key supplier of a critical component who is unable to timely deliver components to the Company's manufacturing locations. In such a case, the Company may be unable to timely manufacture product which would in turn negatively impact sale revenues. Such a situation would also include the inability of the local power company to deliver power to the Company's Penang manufacturing site. Additionally, if any of the Company's logistical transportation providers are unable to ship the Company's finished goods to distribution and retail points, due to such provider's Year 2000 failure or a Year 2000 failure in the underlying transportation network (air traffic centers, ports of call, custom clearance houses, etc.), then, similarly, the Company's sales revenue would be negatively impacted. To address these issues the Company's contingency plans include the identification of alternate providers for critical components and maintaining an inventory buffer for critical components. The Company has established multiple accounts for alternative third-party logistics. Finally, the Company has alternative manufacturing capacity at different locations worldwide which should minimize to some degree the adverse impact if any one manufacturing site is adversely affected. The Company's contingency plans have been based, in part, on the results of third-party supplier audits. The Company anticipates the need to revise and update its contingency plans from time to time as additional information becomes available.

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

Additionally, there can be no assurance that the Company will not be the subject of lawsuits regarding the failure of the Company's products (former or present), or third party products bundled with the Company's products, in the event they are not Year 2000 ready. Despite the testing and remediation efforts undertaken by the Company, the Company's products may contain errors or defects associated with the Year 2000. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, because the computer systems in which the Company's products are used involve different hardware, software and firmware components from different manufacturers, it may be difficult to determine which component in a system caused a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products are Year 2000 ready. Any Year 2000 related suits, if adversely determined, could have a material adverse affect on the Company's business, operating results and financial condition.

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

 IOMEGA CORPORATION

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Except as set forth below, or in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for the periods ended March 28, 1999 and June 27, 1999, in management's opinion, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, on October 9, 1998, Hi-Val, Inc. filed a complaint against the Company and other parties, Hi-Val, Inc. v. Nomai, S.A., Nomus, Inc., Kevin Scheier and Iomega, in the Superior Court of California, County of Santa Clara. The claims were related to an alleged arrangement between Nomai, S.A. and Hi-Val for Hi-Val to distribute Nomai's XHD cartridges. Plaintiff sought to recover $26 million in alleged, unspecified damages. On October 18, 1999, the parties engaged in mediation and, based on such mediation, expects to resolve the matter with a cash payment by Iomega that is immaterial to the Company's results of operations and financial condition.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, on May 27, 1998, Scott D. Ora filed a complaint against the Company and other parties. The action, captioned Ora v. Iomega Corporation, et al., was filed in Superior Court of the State of California for the County of Los Angeles and alleged that the Company and certain of its former officers violated certain federal and state securities laws and alleged that Kim
B. Edwards, former Chief Executive Officer and director of the Company, breached his duties as a director of the Company. The Company successfully removed the action to the United States District Court for the Central District of California. On February 9, 1999, the Court dismissed five of the complaint's original seven causes of action. On August 18, 1999, the Court dismissed the remaining two causes of action and gave Ora the opportunity to file an amended complaint with respect to those two counts. On October 8, 1999, the Court also granted the Company's motion to stay discovery until the Court has ruled on the sufficiency of any amended pleading. On November 1, 1999, Ora filed an Amended Complaint repleading the two causes of action dismissed on August 18, and bringing new related conspiracy causes of action. Management believes that the named defendants have highly meritorious defenses to the allegations made in this lawsuit and intends to defend vigorously against these allegations.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, and negligent design, manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. The parties are proceeding with discovery relating to the remaining claims. The Company intends to vigorously defend against this suit.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, on July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood") in the United States District Court in the District of Utah for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks "Iomega," "Zip" and "Jaz". The complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. The Court has not set a trial date. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. Additionally, on September 20, 1999, the Company initiated litigation against Motek, a French retailer of Castlewood's products, in the Paris District Court.

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


Item 2.   Change in Securities and Use of Proceeds

The Company did not sell any equity securities during the third quarter of 1999 that were not registered under the Securities Act of 1933.


Item 6.   Exhibits and Reports on Form 8-K

(a) EXHIBITS. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b) REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K dated August 19, 1999 incorporating under Item 5 (Other Events) a press release issued by the Company on August 19, 1999 entitled "Iomega Chief Executive Resigns."

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              IOMEGA CORPORATION
                                                 (Registrant)



                                                /s/  David J. Dunn
                                                -----------------------
Dated:      November 9, 1999                    David J. Dunn
                                                Chairman and Chief Executive
                                                Officer




                                                /s/  Philip G. Husby
                                                -----------------------
Dated:      November 9, 1999                    Philip G. Husby
                                                Senior Vice President, Finance
                                                and Chief Financial Officer

                                EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.     Description

 10.13    (i)   Amendment  No. 3 to  Credit  Agreement,  dated  October  14,
                1999.

 27             Financial Data Schedule (only filed as part of electronic copy).