Form 10-K405
period 1999-12-31
IOMEGA CORP
filed 2000-03-10
CIK 352789

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

1-12333
(Commission file number)

[LOGO]

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	86-0385884 (IRS employer identification number)
1821 West Iomega Way, Roy, UT (Address of principal executive offices)	84067 (ZIP Code)

(801) 332-1000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.03 1/3 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par value per share	New York Stock Exchange
6 3/4% Convertible Subordinated Notes due 2001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of Common Stock held by non-affiliates of the registrant at January 31, 2000, was $1,010,552,993 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange. The number of shares of the registrant's Common Stock outstanding at January 31, 2000, was 270,531,786.

    Documents incorporated by reference:

  •
  Specifically identified portions of the Company's Definitive Proxy Statement for its 2000 annual meeting of stockholders into Part III of Form 10-K.

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to: plans to offer faster CD-RW drives and additional interfaces; the expected introduction of a USB enabled Clik! PC Card drive dock; the impact of software solutions on the Company; plans to offer enhanced stand-alone software for a fee; expected increases in the volume of sales through the Company's website and availability of additional services on the website; planned expansion into Latin America; expected growth in the CD-RW market; the relocation of European operations; the expected sufficiency of cash, cash equivalents and temporary investment balances and available sources of financing; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels and the sales mix between the Company's products; the impact of new accounting pronouncements; the impact of the Euro conversion on the Company's business or financial condition; the timing and impact of restructuring activities and other organizational changes; expected sales levels due to seasonal demand; anticipated hedging strategies; and the possible effects if an adverse outcome in legal proceedings described in Item 3 of Part I were to occur. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources", "Factors Affecting Future Operating Results", "Disclosures About Market Risk" and "Year 2000 Readiness" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

PART I

ITEM 1. BUSINESS:

Iomega® Storage Solutions

Iomega designs, manufactures and markets innovative personal and professional storage solutions, based on removable-media technology, for users of personal computers and consumer electronics devices. The Company's primary data storage solutions include disk drives and disks marketed under the trademarks Zip®, ZipCD™, Jaz® and Clik!™. The Company's products can be purchased as aftermarket products to be added to computers and other electronic devices or as a built-in feature incorporated in computers and other OEM products.

Copyright © 2000 Iomega Corporation. Iomega, Zip, Jaz, Clik!, ZipCD, Bernoulli, Buz, IomegaDirect and the stylized "i" logo are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

The Company believes its products address key information storage and management needs of users of personal computers and various electronic devices by providing affordable, easy-to-use storage solutions with the benefits of media removability. The Company's products are designed to offer the following benefits:

  •
  Expandable storage capacity

  •
  Media removability

  •
  Data backup

  •
  Attractive price, performance and features

The Company's products allow users to expand their primary storage capacity (generally provided by the hard disk drive incorporated in the computer or flash memory in the case of consumer electronic devices). The Zip, Jaz, Clik! and ZipCD drives can be easily connected or installed and offer unlimited additional storage capacity. The Company's Zip and Jaz products store data on high-capacity removable disks allowing personal computer ("PC") users to take programs and files from an office computer to use on a home or laptop computer, share or transfer programs and files and create easily-assessable backup copies of important electronic data. The Company's ZipCD products store data on leading CD formats including CD-Recordable, known as CD-R, which is recordable once, and CD-ReWritable, known as CD-RW, which is recordable multiple times. The Company's Clik! products store data on high-capacity removable disks, enabling users of various consumer electronic devices to have a removable storage solution for various handheld consumer electronic devices and notebook computers.

The Company believes that its storage systems provide a combination of price, performance, software and other features that make them attractive data storage solutions for their target markets. Zip drives offer data access times, transfer rates and storage capacity that greatly exceed those offered by conventional floppy disk drives and disks, along with the benefits of removable media, at a price that is attractive to mass-market customers. Jaz drives offer many performance features comparable to those of most other mass data storage devices (including conventional hard disk drives), at a competitive price. ZipCD drives allow users to create, distribute and archive customized data/audio CDs on a universal CD format. Clik! drives offer compact storage and higher capacity than most other current mobile storage solutions at an attractive price for digital cameras and other electronic devices.

Products

The Company offers products targeted at the consumer market, personal computer and other OEMS, the enterprise market and the business professional market. The Company's products continued to be recognized by industry publications and trade groups during 1999, receiving a number of prestigious awards, including:

  •
  Stuff Magazine's "Best Gadget for 1999" (Clik!)

  •
  Business Week's "Design of the Decade—Bronze Award" (Zip)

  •
  Computer Shopper Magazine's "Shoppers' Choice Awards—Best Removable/Backup Drive" (Zip)

  •
  PC Magazine's "Editor's Choice Award" (Zip)

  •
  WINDOWS Magazine "WinList" (Jaz and Zip)

  •
  MacHome Journal's "Best Removable Media" (Zip)

  •
  Digital Camera Magazine's "Editor's Choice Awards" (Zip)

  •
  Popular Science's "Best of What's New" (Clik!)

Zip Products

Since their introduction in March 1995, more than 32 million Zip drives and 200 million Zip disks have been shipped, including licensee shipments. Designed as an affordable mass-market product, Zip drives address multiple needs of personal computer users: data storage, archiving, hard drive expansion, data transportability, distributing files (including multimedia presentations), data security and backup. Zip drives provide high capacity and rapid access and can be used for a number of data storage purposes. The original Zip 100MB disks provide personal computer users (both PC and Mac®) with 70 times the capacity of, and up to 20 times faster performance than, traditional floppy disks. Zip drives operate with leading operating systems for personal computers and workstations, including Microsoft® Windows®2000, 98, 95, NT, 3.x and Apple® Macintosh® and OS/2. Software included with the Zip drives provides a data storage solution by helping users organize, copy, move and back up their data and offers software read/write protection, which further enables users to secure and protect their data. All Zip drive models feature a compact design, operation lights and a finger slot for easy cartridge insertion and removal. All external models feature a window for viewing the cartridge label.

External Zip 100MB Drive.  Originally introduced in 1995, Zip 100MB external drives are now available in three interface models: parallel port, SCSI and USB. The parallel port version is for use with IBM compatible PCs, the SCSI version is for use with SCSI-enabled (either built in or through the addition of an adapter board with an external connector) computers (PC and Mac) and the USB version is for use with PCs and the latest Apple computer models such as the G3, G4 and iMac™. The SCSI version of the Zip 100MB drive offers faster performance than the parallel port and USB versions of the drive, featuring a maximum sustained data transfer rate of up to 1.4MBs per second.

Internal Zip 100MB Drive.  Originally introduced in February 1996 (with an IDE interface), the 3.5-inch form factor Zip 100MB drive is now available with an ATAPI interface for both OEMs and retail channels. In 1997, the Company introduced a 15 mm version for the notebook computer market. This was followed with a 12.7 mm version in 1998. The ATAPI version features a maximum sustained transfer rate of 1.4MBs per second. The notebook versions are sold to OEMs for incorporation into notebook computers and external models.

Zip 250MB Drives.  Originally introduced in 1998, the Zip 250MB drive was designed to meet demand for higher storage capacity fueled by the prevalence of graphics in most applications, the emergence of audio and video files and the proliferation of internet downloads. In addition to two and one-half times the capacity of the original Zip 100MB drive, the Zip 250MB drive has increased performance by one and one-half times and reads and writes to Zip 100MB cartridges allowing sharing of files with users of Zip 100MB drives.

External Zip 250MB Drive.  Originally introduced in 1998, Zip 250MB external drives are now available in three interface models: parallel port, SCSI and USB. The parallel port version is for use with IBM compatible PCs, the SCSI version is for use with SCSI-enabled computers and the USB version is for use with PCs and the latest Apple computer models such as the G3, G4 and iMac. The SCSI version of the Zip 250MB drive offers faster performance than the parallel port and USB versions of the drive, featuring a maximum sustained data transfer rate of 2.4MBs per second.

Internal Zip 250MB Drive.  Originally introduced in May 1999, the 3.5-inch form factor Zip 250MB drive is available with an ATAPI interface for both OEMs and retail channels. The ATAPI interface drive is a 12.7-mm version for the notebook computer market. The ATAPI version features a maximum sustained transfer rate of 2.4MBs per second. The notebook versions are sold to OEMs for incorporation into notebook computers.

Jaz Products

Jaz products address the high-performance needs of computer users in several areas including graphics and desktop publishing, software development, CAD/CAM, web authoring, audio and video development, corporate backup and personal use. Jaz drives incorporate tri-pad thin-film recording heads, dynamic head loading and drag and drop motorized cartridge ejection. Since the Jaz drive uses hard drive components to achieve higher capacities and data transfer rates, the usable product life may be shortened if the product is used in an environment which has high levels of contaminants, heavy duty cycles or used in high temperature and humidity conditions. During 1999, Jaz drive return rates were approximately six percent. Jaz disks feature a dual rigid platter cartridge. The disks also include a proprietary disk capture system that secures the dual disk platters when the cartridge is not installed in a drive, eliminating rattle and reducing the possibility of losing valuable information. The drives operate with leading operating systems for personal computers and workstations, including Microsoft Windows 2000, 98, 95, NT, 3.x and Apple Macintosh and OS/2. Software included with Jaz drives helps users organize, copy, move and back up their data and offers software read/write protection, which further enables users to secure and protect their data.

The external versions of the Jaz drives weigh approximately two pounds, feature design enhancements similar to those introduced with external Zip drives, a window to allow visibility of the label on the cartridge being used and operating lights. Additional features include an auto-switching power supply to allow operation in different countries and auto-sensing SCSI termination.

Jaz 1GB Drive.  The Company began shipping Jaz 1GB drives and disks, a one-gigabyte storage solution, in December 1995. The Jaz 1GB drive features an average sustained transfer rate of 5.4MBs per second, 12 millisecond average seek time and 17.5 millisecond average access time. The Jaz 1GB drive was available in external and internal SCSI versions through 1998. Since 1999, only remanufactured Jaz 1GB drives are available. Adapters are offered to connect the external drive to a PC's parallel port connector, or via a PCMCIA slot.

Jaz 2GB Drive.  Due to the demand for an even higher capacity drive, the Company began shipping the Jaz 2GB drive, a 2-gigabyte storage solution, in February 1998. The removable Jaz 2GB drive utilizes an ultra-SCSI interface, includes a software suite and provides twice the capacity and faster performance than the original Jaz 1GB drive. With a maximum sustained transfer rate of 8MB per second, the Jaz 2GB drive is fast enough to deliver full-screen, full-motion video. The Jaz 2GB drive is also capable of reading and writing to Jaz 1GB disks. The Jaz 2GB drive is available in both external and internal SCSI versions. Adapters are offered to connect the external drive to a PC's parallel port connector, or via a PCMCIA slot.

ZipCD Products

CD-RW drives are a mass-market product that help address the growing and varied removable storage demands of customers. CD-RW drives are used for creating customized CD's, archiving and distributing information. The Company expects the worldwide CD-RW drive market to continue to grow over the next few years. The Company began shipping its first CD-RW drive, a 4x4x24 internal drive that attaches to a computer's EIDE interface, in August 1999. Iomega began shipping in February 2000, a 4x4x6 external USB drive. The Company plans to offer faster CD-RW drives and additional interfaces in the future. The three speeds of a CD-RW drive such as 4x4x24 represent the Record (record once on CD-R media),Write (rewritable speed using CD-RW media) and Read (CD-ROM) speeds, respectively. CD-RW drives use an optical phase change technology and are a dual-function drive, offering both CD-R and CD-RW recording, giving the user a choice of which recordable media to use. Iomega purchases the internal CD-RW drives from an optical drive manufacturer, sells the internal drive or configures it into an external drive and packages the drives under the ZipCD brand name with added software and interfaces.

Clik! Products

Clik! drives are a miniaturized removable-media storage solution for use in a variety of handheld consumer electronics devices such as digital cameras, personal digital assistants ("PDAs"), audio recorders, mobile telephones, handheld global positioning system ("GPS") units and palmtop and notebook computers. The Company began shipping limited quantities of its Clik! drive for digital cameras and 40MB Clik! disks in December 1998. The Company also began shipping limited quantities of its Clik! drive for mobile computers and its Clik! Drive Plus bundle for digital cameras, notebook computers and Windows CE products in early 1999. The Clik! PC Card drive began shipping in limited quantities in June 1999. During the third quarter of 1999, the Company decided to refocus the Clik! product platform on the newer Clik! PC Card drive and the Clik! OEM drives.

Clik! drives are designed to connect to portable digital or desktop products and to allow consumers to easily share information between products and synchronize information back to a desktop computer.

Clik! PC Card Drive.  The Clik! PC Card drive is the Company's smallest removable storage solution. The drive fits into an industry standard PCMCIA slot found on many laptops or notebook computers, is hot-swappable and does not require any extra cables or cords, making it an optimal solution for traveling. A USB enabled Clik! PC Card drive dock is expected to begin shipping late in the first quarter of 2000 and will be sold as an accessory to the Clik! PC Card drive. This dock will allow the user to utilize the Clik! PC Card drive both on laptop and desktop computers. The Clik! PC Card drive is manufactured exclusively for Iomega by the Citizen Watch Co., Ltd. (Citizen).

Clik! OEM Drive.  The Clik! OEM drive is designed to be integrated into a variety of handheld consumer electronic devices. The Clik! drive's small size allows it to be incorporated into small handheld digital devices such as digital cameras, audio players, electronic books, handheld personal computers and GPS systems. The Clik! OEM drive provides consumers with inexpensive storage expandability using 40MB disks that sell for less than $10.00. The Company believes the Clik! OEM drive is an ideal solution for any electronic device that would benefit from having a flexible, removable and interchangeable storage medium, such as MP3 audio players and digital cameras.

Clik! Disks.  Clik! 40MB disks are 2" by 2" and have 25 times more capacity than a standard floppy disk—making them ideal for storing information, photos, audio files, presentations, e-mails and more. A 40MB Clik! disk will hold approximately 60-80 "megapixel" images or hundreds of lower resolution images.

Marketing

The Company's worldwide marketing group is responsible for positioning and promoting the Company's brands, products and storage solutions. The Company's overall marketing objective is to generate awareness and demand for its products and its products' applications and uses among computer users, OEMs and corporate enterprise IT managers. Iomega's marketing programs employ activities of public relations, advertising and a corporate website to build awareness among consumers, educate on product uses and stimulate demand for both new and existing products and solutions. Marketing programs are also conducted with retail channel partners to support these awareness-building efforts and to help promote demand for product at the point-of-sale through product promotions and in-store displays. Marketing support is also provided to the Company's distribution and reseller channels for the marketing of the Company's products.

The Company actively markets the sale of Zip drives built into leading personal computers. The Company's OEM partners are actively supported by specific OEM marketing programs and programs executed cooperatively with OEMs into the corporate enterprise market. (See the OEMs, Licensee and Private Label section below for information about our OEM partners.)

The Company's product development and marketing efforts are focused on several high-growth potential areas. Specifically, the Company's "Beyond PC", "Software Solutions "and "Secure Document Initiative"

programs are seeking to expand use of the Company's technologies into non-Iomega and non-PC platforms.

"Beyond-PC" promotes use of the Company's storage technologies on digital products outside the traditional personal computer market. Zip and Clik! drives are being designed into or to work with game consoles, Internet appliances, set-top boxes, digital cameras, photo viewers, photo printers, audio devices, GPS and music players. During 1999, the Company announced agreements for "Beyond PC" products with Sega (game consoles), and AGFA (digital cameras), and non-binding letters of intent with Addonics, Optomedia Electronics Corporation, Sensory Science and Varo Vision Co. (all for MP3 music players) and Pharos (GPS). These new platforms and technologies all seek to leverage the removable storage benefits of Iomega's Zip and Clik! drives and disks and help promote convergence between technology platforms.

The Company expects software solutions to take on an increasing role in 2000 and beyond. The Company's recently created Software Solutions Group is focusing on creating software in-house as well as partnering with industry leading software providers to leverage the large amount of digital content that is being created for digital music, digital imaging, secure distribution of digital documents, file protection and backup, and non-PC devices. Currently available software programs that have integrated support for Iomega devices include RealNetworks RealJukebox, Adobe ActiveShare, Adobe Acrobat, and Iomega QuikSync. In addition to continuing to provide basic software tools free of charge, the Company plans to begin offering enhanced stand-alone software for a fee.

The distribution of digital copyrighted material offers the Company an opportunity to leverage its unique serialization feature on Zip, Jaz and Clik! disks to allow authors, artists, musicians and eventually, video and film producers to protect their copyrighted digital content while distributing it through digital kiosks and the Internet when used with an appropriate software application. The Company is also a member of the Secure Digital Music Initiative (SDMI), a forum of more than 120 companies designed to develop the voluntary framework for playing, storing and distributing digital music. The SDMI recently granted ID Assignment Authority to the Company, which gives the Company permission to use the serial numbers on its media in conjunction with the SDMI, and certified that Iomega media conforms to the SDMI portable media standards. The serialization feature is supported by Microsoft's new Windows Media Device Manager and Liquid Audio and is expected to be supported by RealNetworks. The serialization feature will allow Iomega media, when used with appropriate personal computer software and future SDMI compliant digital music players built around the Company drives and media, to securely download music off the Internet while protecting music copyrights.

Enterprise Marketing

The Company's launch into the enterprise market began in June 1999, with a major presence at PC Expo in New York City. Although the Company's current penetration into the enterprise market is low, this potentially lucrative market segment had been largely untargeted by the Company for its current products prior to June 1999. The Company is now directly targeting Fortune 1000 businesses, top educational institutions and major government entities. As a result of these programs, several Fortune 1000 customers announced plans during 1999 to standardize on Zip, Jaz, Clik! or ZipCD drives. These companies include American Airlines, Bose Corporation, the University of Southern California and DaimlerChrysler. Activities in 1999 related to the enterprise market segment included new advertising, public relations, participation at more than 150 IT events and joint promotions with national resellers and OEM partners. The Company's efforts also benefited from the issuance by International Data Corporation of a major report sponsored by the Company on the advantages of removable storage in enterprise environments. In addition, Iomega formed an Enterprise Customer Council in July 1999 consisting of several members from

Fortune 1000 companies and major universities. All of these efforts were followed up by a recently implemented lead-generation program. Sales to enterprise accounts typically involve long sales cycles.

Sales

The Company sells its products primarily through computer product distributors, retailers and OEMs. Iomega's Zip products are targeted primarily to personal computer OEMs and to the retail consumer and enterprise markets. The Company's Jaz products are targeted primarily to the business professional market. The Company's Clik! products are targeted to the enterprise market and to various consumer electronics device OEMs. The Company's ZipCD products are targeted to the retail consumer and enterprise markets.

During the years ended December 31, 1999, 1998 and 1997, sales to Ingram Micro, Inc., a distributor, accounted for 15%, 16% and 14%, respectively, of total sales. No other single customer accounted for more than 10% of the Company's sales in 1999, 1998 or 1997.

A substantial portion of outstanding accounts receivable are due from computer product distributors, certain large retailers and OEMs. At December 31, 1999, the customers with the ten highest outstanding accounts receivable balances totaled $128 million, or 53% of gross accounts receivable, with one customer accounting for $44 million, or 18% of gross accounts receivable. If any one or a group of these customers' receivable balances should be deemed uncollectable, it would have a material adverse effect on the Company's results of operations and financial condition.

As is common practice in the industry, the Company's arrangements with its retail and distribution customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts estimated to be reimbursed to qualifying customers. In addition, some distribution and retail customers have the right to return excess inventory under certain conditions within specified time periods. The Company establishes reserves for inventory returns and defers revenue on estimated excess inventory in the distribution and retail channels. There can be no assurance that these reserves will be sufficient or that any future returns or price protection charges will not have a material adverse effect on the Company's results of operations and financial condition.

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

Retail Distribution

Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States and Europe. Retailers carrying the Company's products as of December 31, 1999 included Best Buy, Circuit City, CompUSA, Costco Warehouse, Fry's Electronics, MicroCenter, OfficeDepot, Office Max, Sam's Club and Staples in the U.S.; and Dixons, FINAC, Media Markt, PC World and Vobis in Europe. Distributors as of December 31, 1999 included Ingram Micro, Merisel, Tech Data, and United Stationers, in the U.S.; Actebis, Computer 2000 and Ingram Micro Europe in Europe; and Gennett Technologies, Q*Soft Australia Pty. Ltd. and Sunkyong Distribution Ltd. in Asia.

iomegadirect™

In June 1999, the Company launched its iomegadirect.com website on the Internet. The Company generally offers all of its products through the website, including various promotional product bundles. In addition to the Company's products, iomegadirect.com offers additional third party products that utilize the Company's technology. The Company intends to continue to increase the product offerings on the website. The Company anticipates increased volume sales through its website and plans to offer additional services on the website. Some of these additional services are expected to include the ability to download encrypted content such as video, music, data set and text data onto the Company's serialized products, the creation of various content clubs which would allow users to exchange data such as recipes, text, music and data through the site and enhanced customer service through e-mail and interactive chat sessions between Company personnel and customers.

International

The Company sells its products outside North America primarily through international distributors and retailers. The Company has increased its sales and marketing efforts in the European and Asian markets in the past several years and has established several sales offices in both Europe and Asia. The Company plans to continue to focus its marketing efforts on international markets with the planned expansion into Latin America during 2000. The majority of sales to European customers are denominated in U.S. dollars. Sales to Asian customers are typically denominated in U.S. dollars with the exception of Japan, where sales are primarily invoiced in the Japanese Yen. In total, sales outside of the United States represented 36%, 34% and 39% for the years ended December 31, 1999, 1998 and 1997, respectively.

OEMs, Licensees and Private Label

In addition to sales through retail and distribution channels, the Company has entered into a number of strategic OEM arrangements with a variety of companies within the computer and consumer electronic industries. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems and portable electronic devices at the time of purchase. The Company also has licensing or co-development arrangements that grant rights to third parties to manufacture and/or market to OEMs and other third parties. The Company's strategic alliances also include private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products.

Zip Drives and Disks

During 1999, the Company continued to work with major personal computer companies that incorporate, or announced plans to incorporate Zip drives into their computer systems as standard or optional features. At the end of 1999, the Company's OEM partners for Zip products included: Acer, Addonics, Apple, Chicony, Clevo, Compal, Compaq, Dell, Digicom, Gateway, Hewlett-Packard, Hitachi—Japan, Honeywell, IBM, Integraph, Inventec, LaCie Limited, LGE, Maxdata, Micron Electronics, NEC Corporation, Quanta, Roland, Samsung, Siemens, Tattori-Sanyo, Toshiba, Trigem, UMAX Technologies, Inc., Vobis, VST and Yokogawa. The Company's sales of Zip drives to OEM customers (excluding licensee shipments) accounted for over 51% of total Zip drive unit shipments in 1999, as compared to approximately 52% in 1998 and 32% in 1997.

The Company has non-exclusive license agreements with MCI and NEC under which they manufacture and market Zip 100MB drives to OEMs and other parties.

The Company has private-branding and co-branding arrangements with Fuji, Maxell and Verbatim covering the sale of Zip 100MB drives in Japan and Zip disks globally in packages which include the Zip brand name in addition to the partner's name.

Clik! Drives and Disks

By the end of 1999, the Company had announced a number of OEM partners for initiatives using Clik! drives. Agfa, a digital camera manufacturer, has designed a digital camera with a Clik! drive built into the camera. Agfa began shipping its ePhoto CL30 Clik! digital camera in December 1999. Addonics, Sensory Science and Varo Vision have all announced they are developing new product concepts that incorporate the Clik! drive built in as the removable storage solution option for downloading music via the Internet. OptoMedia has also announced plans for an MP3 player with the Clik! drive built in allowing for optimal storage and portability for downloads and audio collections. Pharos has announced a GPS with the Clik! drive built in, in which Clik! disks will be used to store city maps, allowing users to establish their current location and determine their desired destination. OptoMedia and UMAX have both announced plans to incorporate the Company's Clik! OEM drive into their USB Clik! drives that will provide customers a quick and easy way to share files between their notebook PC with a Clik! PC Card drive and their desktop.

The Company has licensing agreements with MCI and NEC that grant non-exclusive rights to manufacture and market Clik! mobile storage drives to OEMs and other consumers worldwide and for use in their own portable electronic products. NEC has been shipping a Clik! USB drive in Japan since mid 1999.

The Company has a private-branding arrangement with Fuji covering the sale of Clik! disks globally.

Manufacturing

The Company's products are manufactured by the Company at facilities in Penang, Malaysia and Roy, Utah and by independent parties who manufacture products for the Company on a contract basis. Manufacturing activity generally consists of assembling various components, subcomponents and prefabricated parts manufactured by outside vendors.

Although the Company believes it is positioned to produce or otherwise obtain the majority of its products in the future, there can be no assurance that the Company will not from time to time encounter difficulties in achieving desired levels of manufacturing capacity; that it will be successful in managing relationships with third-party manufacturers; that third-party manufacturers will be able to meet the Company's quality, quantity, pricing and other requirements for manufactured products; or that vendors of components, subcomponents and prefabricated parts will be able to meet quantity, quality, pricing and other requirements of the Company.

Penang Manufacturing Facility

The Company owns a 376,000 square-foot, manufacturing facility in Penang, Malaysia where the Company's Zip, Jaz and Clik! OEM drives and Jaz disks are manufactured.

Third-Party Product Manufacturing

The Company currently has third-party manufacturing relationships with MegaMedia Corporation, located in Taiwan, and Sentinel N.V., located in Belgium, who produce a majority of the Company's Zip disks. In addition, the Company has agreements with Citizen, located in Japan, for the exclusive production of the Clik! PC Card drive.

Utah Manufacturing Facility

The Company leases a 100,000 square-foot warehouse in Roy, Utah that is utilized as a regional manufacturing facility to produce products to be sold mainly in North America. This facility produces Zip and Clik! OEM drives and Zip and Clik! disks.

In addition, this facility assists in new product introduction and produces limited quantities of product for quick-turn response and other special needs.

The Company does not manufacture the ZipCD drive. Instead, an internal CD-RW drive is purchased from an optical drive manufacturer. The purchased drive is then configured at the Utah facility into a ZipCD drive, which includes the Company's brand name and logos as well as added software and interfaces.

Licensees

The Company has entered into non-exclusive license agreements with MCI and NEC under which they manufacture and sell Zip 100MB drives to OEM's and other parties. The Company has also granted non-exclusive license agreements to MCI and NEC to manufacture and market Clik! mobile storage drives to OEM's and other consumers worldwide and for use in their own portable electronic products. NEC commenced selling the USB version of the Clik! mobile drive for portable and desktop applications during 1999. This drive is currently only available in Japan.

Components

Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip 250MB disks and Clik! disks is currently obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from L.S.I. Logic Corporation and Texas Instruments, media used in Jaz disks is currently obtained exclusively from HMT Technology, motors used in Jaz and Clik! drives are obtained exclusively from Nidec Corporation, head stack assemblies (HSA's) used in Jaz drives are obtained exclusively from Read Rite International and HSA's used in Zip notebook and Clik! drives are obtained exclusively from SAE Magnetics.

The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of key components on a timely basis. The Company continues to seek to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely or cost effective basis.

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

Backlog

The Company had a backlog at the end of December 1999 of approximately $45.9 million, compared to a backlog at the end of December 1998 of approximately $67.2 million. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products and software. During 1998 and 1999, the Company's efforts were primarily focused on the development of the Company's Clik! and ZipCD products and enhancing its existing Zip and Jaz products including developing different system interfaces, developing higher capacity and performance versions, enhancing and expanding compatibility with various computers and operating systems and reducing production costs. The Company is continuing to work on new product innovations, outside the traditional computer market, built around the Company's products including MP3 music players, Internet appliances, digital cameras, photo viewers and game consoles. The Company is also focusing on creating software applications to be used with the Company's current product offerings to provide additional value to the customer.

During 1999, 1998 and 1997, the Company's research and development expenses were $76.5 million, $101.5 million and $78.0 million, respectively (or 5.0%, 6.0% and 4.5%, respectively of net sales). Decreased research and development spending in 1999 was primarily related to the overall decrease in spending related to Clik! development and Jaz enhancements.

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

Competition

The Company believes that its Zip and Jaz products compete with other data storage devices, such as fixed hard drives (for upgrade), magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, optical disk drives and "floptical" disk drives. The Company believes that its Clik! products compete with other data storage devices including various formats of flash memory, certain fixed hard drives and magnetic cartridge disk drives (that use either floppy or rigid media). Current competing solutions of removable-media data storage devices include LS-120, or SuperDisk, (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and MKE), HiFD

(product co-developed by Sony Corporation and Fuji Photo Film Co., Ltd.), "it"™ (product in development by Caleb Technology Corporation), Orb (product developed by Castlewood Systems, Inc.), Pro-FD (product in development by Samsung Electro-Mechanics Co., Ltd.), Microdrive (product in development by IBM), Memory Stick (product developed by Sony Corporation), Compact Flash (product developed by Sandisk), Smart Media (product developed by Toshiba), and CD-R, CD-RW and DVD drives and media, and announced products in development by Terastor Corporation. Although the Company believes that its Zip, Jaz and Clik! products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will introduce new removable-media storage devices and new non-removable storage solutions. Accordingly, the Company believes that its Zip, Jaz and Clik! products will face increasingly intense competition.

ZipCD products compete with other CD-RW products, as well as, most of the magnetic products listed above as competitors for Zip and Jaz drives. CD-RW drives are distributed through traditional channels, which include retail, catalog, distribution, direct, and also OEM. The CD-RW drive market has different segments in which drive suppliers compete. Numerous companies manufacture CD-RW drives. These manufacturers include Sony, Phillips, Ricoh, Mitsumi, JVC, Yamaha, TEAC, Plextor, Lucky Goldstar (LG), Panasonic, Samsung and Sanyo. Sony and Phillips lead the market in manufacturing capacity for these drives. It is expected that additional companies will enter into the manufacturing market for CD-RW drives. Some of these manufacturers such as Sony, Phillips and LG sell directly to personal computer OEMs as well as into the aftermarket channels under their own brand names. Drive manufacturers also sell their drive components or finished drives to resellers which use their own engineering expertise to add value to the drive such as interface, external design, software as well as brand name to sell CD-RW drives. Some of these companies which purchase CD-RW drives from manufacturers include Iomega, ACS Innovations International, Acer Peripherals, Actima Technology Corporation, Behavior Tech Computer Corporation, Creative Technology Ltd., Hewlett-Packard Corporation, Hi-Val, LG Electronics, Inc., Memtek Products, Inc., Pacific Digital, Smart & Friendly, Inc., Traxdata and Waitec. Iomega competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Adoption of CD-RW drives by personal computer OEMs is expected to continue to grow as drive reliability improves, drive prices decline and performance increases.

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

The Company believes that it is currently the only source of technology for the disks used in its Zip, Jaz and Clik! drives. It is possible that other sources of supply for disks used in Zip, Jaz and Clik! drives will emerge as a result of another party succeeding in producing disks that are compatible with Zip, Jaz and

Clik! drives without infringing the Company's proprietary rights or as a result of licenses granted by the Company to other parties.

In the OEM market, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

The Company has entered into non-exclusive license agreements with MCI and NEC for the manufacture and sale of Zip 100MB drives. The Company has signed licensing agreements with MCI and NEC that grants non-exclusive rights to manufacture and sell Clik! mobile storage drives to OEMs and other consumers worldwide and for use in their own portable electronic products. Accordingly, the Company faces competition from such licensees and expects to compete in the future with any other licensees of the Company's products. In addition, the Company has granted certain companies the right to purchase drives or disks from the Company (generally at a discount to the price paid by retail channels) and resell such products under private brand names; the Company's products may become subject to increased price competition from such private branded resellers. Price competition from other resellers of the Company's products, whether or not the Company has a manufacturing relationship with any such party, may result in increased pressure on the Company to reduce the prices at which its products are sold to such resellers or others or to offer rebates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of manufacturing such products.

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

Proprietary Rights

The Company relies on a combination of patent, copyright, trade secret laws and contractual provisions to protect its technology. While the Company currently intends to carefully manage and where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. The Company has pending approximately 650 U.S. and foreign patent applications relating to its Zip, Jaz, Clik! and ZipCD drives and disks, although there can be no assurance that such patents will be issued. The Company holds more than 280 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, Clik!, Bernoulli and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. The Company is also developing new technologies that are not currently embodied in commercial products. The Company intends to similarly protect, where possible and deemed appropriate, these new technologies. There can be no assurance that any patents or other intellectual property rights obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

The validity of certain of the Company's patents has been challenged by parties against whom infringement claims have been asserted. If another party were to succeed in producing and selling Zip-, Jaz- or Clik! compatible disks in volume, without infringing or violating the Company's intellectual property rights, the Company's sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company's Zip, Jaz and Clik! disks have higher gross margins than the Zip, Jaz and Clik! drives, the Company's net income would be disproportionately affected by any such sales shortfall.

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

Employees

As of December 31, 1999, the Company employed 3,907 persons worldwide, consisting of 2,720 in manufacturing, 537 in general management and administration, 212 in research and development, 215 in sales, marketing and service, 166 in customer satisfaction and 57 in product management. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Government Contracts

No material portion of the Company's business is subject to renegotiations of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on the Company in 1999 and is not expected to have a material effect in 2000.

ITEM 2. PROPERTIES:

The Company's executive offices and a portion of its distribution, manufacturing and research and development facilities are located in leased offices and warehouses in the Roy, Utah area. These facilities include a new manufacturing facility opened during 1999 to serve as a regional manufacturing facility to produce products to be sold mainly in North America. The Company leases warehouse facilities in North Carolina to serve as its principal distribution center for North America. In addition, the Company leases office space in various locations throughout North America for local sales, marketing and technical support personnel as well as other locations used for warehouses and for research and development activities.

Outside the United States, the Company leases office space in Geneva, Switzerland for use as its European headquarters, and in Utrecht, the Netherlands for use by its European logistics and distribution personnel. The land where the European logistics and distribution facility is located has been re-zoned and the Company plans to relocate these operations to Tiel, the Netherlands in the fall of 2000. The Company also leases office space throughout Europe and Asia for local sales, marketing and technical support personnel. The Company owns a 376,000 square-foot manufacturing facility in Penang, Malaysia where the Company's Zip, Jaz and Clik! OEM drives and Jaz disks are produced.

The Company owns substantially all equipment used in its facilities through either outright purchases or capital leases.

ITEM 3. LEGAL PROCEEDINGS:

Except as set forth below, in management's opinion, there are no significant legal proceedings, to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business.

On May 27, 1998, Scott D. Ora filed a complaint against the Company and other parties. The action, captioned Ora v. Iomega Corporation, et al., was filed in Superior Court of the State of California for the County of Los Angeles and alleged that the Company and certain of its former officers violated certain federal and state securities laws and alleged that Kim B. Edwards, former Chief Executive Officer and director of the Company, breached his duties as a director of the Company. The Company successfully removed the action to the United States District Court for the Central District of California. On February 9, 1999, the Court dismissed five of the complaint's original seven causes of action. On August 18, 1999, the Court dismissed the remaining two causes of action, but gave Ora the opportunity to file an amended complaint with respect to those two counts. On October 8, 1999, the Court also granted the Company's motion to stay discovery until the Court has ruled on the sufficiency of any amended pleading. On November 1, 1999, Ora filed an amended complaint repleading the two causes of action dismissed on August 18, 1999 and bringing two new related conspiracy causes of action. On December 15, 1999, the Company and the individual defendants filed a motion to dismiss the amended complaint. The amended complaint seeks an unspecified amount of damages. The Company intends to defend vigorously against this suit.

On September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, and negligent design, manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served on the Company a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of others similarly situated in the State of Texas, and demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. The Company intends to vigorously defend against the Delaware suit and the Texas Claim.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court in the District of Utah for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks "Iomega", "Zip" and "Jaz". The complaint further alleged that Castlewood had engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. The complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. Additionally, on September 20, 1999, the Company initiated litigation against Motek, a French retailer of Castlewood's products, in the Paris District Court. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

On June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The suit alleges patent infringement. The complaint requests injunctive relief enjoining the Company from the alleged infringement and monetary damages. The Company intends to vigorously defend against this suit.

On December 29, 1999, the Company filed a request in Geneva, Switzerland for arbitration against Marc Frouin, Herve Frouin and Marine Frouin, the former principal shareholders of Nomai S.A. (Nomai), which is now a subsidiary of the Company. The arbitration request seeks indemnification from the shareholders for breaches of numerous representations and warranties under the Stock Purchase Agreement pursuant to which the Company acquired Nomai. The Company is seeking to recover $11 million from the escrow account and the individual shareholders.

On February 18, 2000, Maître Jean-Jacques Savenier, the Commissaire à l'execution du Plan (bankruptcy trustee) filed a complaint against the Company's subsidiary, Nomai. Maître Jean-Jacques Savenier claims that Nomai has not complied with investment and employment related commitments made by Nomai's former management before the Commercial Court in 1997. In 1997, Nomai acquired certain assets from RPS Media SA in bankruptcy, with the consent and under the supervision of the Commercial Court of Albi, pursuant to French bankruptcy law provisions. The action seeks a daily penalty against Nomai of

FF 100,000 (approximately $15,000) until Nomai invests FF 48,000,000 (approximately $7.4 million) and hires 100 people. The Company intends to vigorously defend against the lawsuit. On February 22, 2000, the Company demanded indemnification on this claim against Nomai from the principal shareholders of Nomai pursuant to the Stock Purchase Agreement with the Company. The submission of this claim against the principal shareholders increases the Company's claim against the escrow account and individual shareholders from $11 million to approximately $19 million.

It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these lawsuits and claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of February 29, 2000 were as follows:

Bruce R. Albertson	54	Chief Executive Officer, President and Director
John L. Conely, Sr.	55	Executive Vice President, Global Operations
Roxie Craycraft	45	Executive Vice President, International Business Units
Mark E. Lucas	44	Executive Vice President, Product Management and Global Marketing
Herbert K. Scales, III	45	Executive Vice President, Sales
Philip G. Husby	53	Senior Vice President, Finance and Chief Financial Officer
Robert D. Murrill, Jr.	54	Senior Vice President, General Counsel and Secretary
Charlotte L. Miller	42	Vice President, Global Human Resources

Bruce R. Albertson joined the Company as President and Chief Operating Officer in November 1999 and assumed the position of Chief Executive Officer in January 2000. Prior to joining the Company, Mr. Albertson served General Electric Company in various senior global and marketing capacities for more than 25 years, most recently as Vice President—Worldwide Marketing and Product Management, GE Appliances. From 1993 until his retirement in mid-1998, Mr. Albertson was also an officer of GE.

John L. Conely, Sr. joined the Company in October 1997 as Vice President, Operations Personal Storage Division. During 1998, Mr. Conely took over manufacturing responsibility for all three of the Company's product divisions where he served until his promotion to Executive Vice President, Global Operations in June 1999. Prior to joining the Company, Mr. Conely spent 12 years at SAFT America Incorporated, a subsidiary of Alcaltel, most recently as Vice President of Sales and Marketing and Vice President and General Manager, Portable Battery Division, in Valdosta, Georgia. Prior to this, Mr. Conely spent 18 years at GE in various mid and senior level positions.

Roxie Craycraft was appointed Executive Vice President, International Business Units in January 2000. Mr. Craycraft joined the Company in January 1996 as Director, Materials. In 1997, Mr. Craycraft was

promoted to Senior Director, Customer Satisfaction and in 1998, Vice President, Customer Satisfaction. Prior to joining the Company, Mr. Craycraft was employed at Gates Corporation, an automotive and industrial parts manufacturing company, from 1975 to 1995. At Gates, Mr. Craycraft served in various senior management roles, including Managing Director, Asia/Pacific in Hong Kong and other roles in sales and marketing, manufacturing and logistics.

Mark E. Lucas joined the Company as Executive Vice President, Product Management and Global Marketing in January 2000. Prior to joining the Company, Mr. Lucas served as President of North East Asia for Duracell International Inc. where he was responsible for all Duracell operations in that region from 1996 to 1999. Mr. Lucas served as Managing Director of North East Asia from 1994 to 1996.

Herbert K. Scales, III joined the Company as Executive Vice President, Sales in February 2000. Prior to joining the Company, Mr. Scales served as Vice President, Sales Worldwide for Gardenway, Inc., a privately held outdoor power equipment manufacturer, from 1997 to 1999. Mr. Scales served as Senior Vice President, Retail Sales for Philips Consumer Electronics from 1995 to 1997. From 1992 to 1995, Mr. Scales served as General Manager of Brand Marketing for Whirlpool Corporation.

Philip G. Husby joined the Company as Senior Vice President, Finance and Chief Financial Officer in August 1999. From 1990 to 1998, Mr. Husby served as Senior Vice President and Chief Financial Officer of Ogden Corporation, a NYSE traded multinational services company. From 1987 to 1990, Mr. Husby served as Senior Vice President and Chief Administrative Officer of Ogden Financial Services, Inc., a subsidiary of Ogden Corporation. From 1979 to 1987, Mr. Husby was a partner with KPMG, serving a variety of technology and financial services clients in various domestic and international offices.

Robert D. Murrill, Jr. joined the Company as Senior Vice President, General Counsel and Secretary in December 1999. Prior to joining the Company, Mr. Murrill had been with Texas Instruments Incorporated, a semiconductor company, since 1977, serving as Assistant General Counsel since 1984 and Vice President since 1988. Previously, Mr. Murrill was a Senior Regulatory attorney with M.W. Kellogg Company.

Charlotte L. Miller was appointed Vice President, Global Human Resources in January 2000. Ms. Miller joined the Company in July 1998 as Director, Litigation Management. In November 1999, Ms. Miller was appointed as Vice President, Acting General Counsel. Prior to joining the Company, Ms. Miller was employed at Summit Family Restaurants Inc., a restaurant operating company, from 1992 to 1998 and served in various management positions, including General Counsel, Chief Administrative Officer and Senior Vice President. Ms. Miller also practiced law in private law firms and served as a clerk on the Utah Supreme Court.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 1999, there were 7,263 holders of record of Common Stock. The Company has not paid cash dividends on its Common Stock in the past and has no present intention to do so in the future. The Company's Credit Facility limits the amount of cash dividends that can be paid. The following table reflects the high and low sales prices for 1999 and 1998.

Price Range of Common Stock

	1999		1998
	High	Low	High	Low
1st Quarter	$9.63	$4.81	$13.25	$6.88
2nd Quarter	5.13	3.81	8.81	5.50
3rd Quarter	4.94	3.13	6.06	3.56
4th Quarter	4.88	2.88	8.69	3.06

ITEM 6. SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of the consolidated statements of operations and balance sheets for each of the last five years.

	Years ended December 31,
	1999	1998	1997	1996	1995
	(in thousands, except per share and employee data)
Sales	$1,525,129	$1,694,385	$1,739,972	$1,212,769	$326,225
Cost of sales	1,155,556	1,271,451	1,192,310	879,989	235,838

Gross margin	369,573	422,934	547,662	332,780	90,387

Operating expenses:
Selling, general and administrative	292,061	386,304	291,930	190,719	57,189
Research and development	76,481	101,496	78,026	42,101	19,576
Restructuring charges	65,773	—	—	—	—
Purchased in-process technology	—	11,100	—	—	—

Total operating expenses	434,315	498,900	369,956	232,820	76,765

Operating income (loss)	(64,742)	(75,966)	177,706	99,960	13,622
Interest and other expense	(6,515)	(7,459)	(391)	(5,977)	(1,983)

Income (loss) before income taxes	(71,257)	(83,425)	177,315	93,983	11,639
Benefit (provision) for income taxes	(32,232)	29,203	(61,963)	(36,655)	(3,136)

Net income (loss)	$(103,489)	$(54,222)	$115,352	$57,328	$8,503

Net income (loss) per common share
Basic	$(0.38)	$(0.20)	$0.45	$0.23	$0.04

Diluted	$(0.38)	$(0.20)	$0.42	$0.21	$0.03

Total employees	3,907	4,865	4,816	2,926	1,667

Financial Conditions and Trends

	December 31,
	1999	1998	1997	1996	1995
	(in thousands)
Cash, cash equivalents and temporary investments	$210,915	$90,273	$196,241	$108,312	$1,023
Trade receivables, net	188,482	238,810	280,182	210,733	105,955
Inventories	94,626	165,132	246,383	171,920	98,703
Total assets	707,809	835,307	961,639	687,192	266,227
Current portion of notes payable	1,569	101	—	33,770	47,640
Related party notes payable	—	40,000	—	—	—
Accounts payable and accrued liabilities	334,608	318,968	439,113	249,099	151,087
Current portion of capitalized lease obligations	3,973	4,307	5,505	4,114	782
Working capital	195,368	225,886	338,166	270,735	12,623
Long-term obligations	1,366	4,607	2,939	19,176	4,032
Convertible subordinated notes	45,505	45,655	45,683	45,733	—
Property, plant and equipment cash additions during year	46,814	94,775	85,871	73,457	45,232

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

BUSINESS SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements "Operations and Significant Accounting Policies." Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin (PPM) is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment's operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments. The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, Clik!, ZipCD and Ditto. The Zip segment includes Zip disk and drive systems. The Jaz segment includes Jaz disk and drive systems and the Buz™ multimedia producer. The Company's restructuring charge in the second quarter of 1999 included reserves for assets related to the discontinuance of certain Jaz segment products and projects including the Buz multimedia producer and a drive development project. The Clik! segment includes Clik! Mobile, Clik! PC Card and OEM drives and Clik! disks. Clik! products began shipping in limited quantities during the fourth quarter of 1998. The Company's restructuring charge in the third quarter of 1999 included charges relating to refocusing the Clik! product platform from the Clik! Mobile Drive to the newer Clik! PC Card and OEM drives and included reserves for fixed assets and inventory related to the Clik! Mobile Drive. The Company also had charges taken in the fourth quarter of 1999 to reflect estimates of the net realizable value of Clik! inventory and equipment and accruals for related purchase commitments in connection with the Clik! PC Card drive and disks. The Company's ZipCD segment includes ZipCD disc and drive systems, which began shipping in limited quantities in August 1999. The Ditto segment includes the Ditto family of tape backup drives and tape cartridges. During 1999, the Company sold certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, certain software and intellectual property rights, equipment, brand names and product logos. The "Other" category includes products such as Bernoulli®, floppy disks and other Nomai products and other miscellaneous items. The information in the following table is derived directly from the segments' internal financial information used for corporate management purposes.

Sales, Units and Profit by Significant Business Segment

	1999	1998	1997
	(In thousands)
Sales:
Zip	$1,202,609	$1,183,020	$1,159,076
Jaz	259,792	416,885	459,721
Clik!	13,126	2,125	—
ZipCD	23,857	—	—
Ditto	18,903	81,074	118,320
Other	6,842	11,281	2,855

Total Sales	$1,525,129	$1,694,385	$1,739,972

Drive units:
Zip	9,691	8,993	6,960
Jaz	457	713	818
Clik!	91	—	—
ZipCD	145	—	—
Ditto	51	455	769
Disk units:
Zip	64,417	59,054	42,575
Jaz	1,968	3,095	2,785
Clik!	133	—	—
ZipCD	27	—	—
Ditto	452	1,392	1,767
Product profit margin (loss) before restructuring charges:
Zip	$238,994	$150,702	$285,562
Jaz	25,791	4,746	48,968
Clik!	(108,572)	(37,052)	(5,981)
ZipCD	(8,416)	—	—
Ditto	(13,905)	(14,309)	1,852
Other	(20,231)	(9,015)	(5,590)

Total product profit margin	113,661	95,072	324,811

Common (without restructuring allocated to PPM):
General corporate expenses	112,630	159,938	147,105
Corporate restructuring charges	65,773	—	—
Purchased in-process technology	—	11,100	—
Interest and other expense	6,515	7,459	391

Income (loss) before income taxes	$(71,257)	$(83,425)	$177,315

Product profit margin (loss) after restructuring charges:
Zip	$238,994	$150,702	$285,562
Jaz	(1,219)	4,746	48,968
Clik!	(120,064)	(37,052)	(5,981)
ZipCD	(9,016)	—	—
Ditto	(18,505)	(14,309)	1,852
Other	(38,717)	(9,015)	(5,590)

Total product profit margin	51,473	95,072	324,811

Common (with restructuring allocated to PPM):
General corporate expenses	112,630	159,938	147,105
Corporate restructuring charges	3,585	—	—
Purchased in-process technology	—	11,100	—
Interest and other expense	6,515	7,459	391

Income (loss) before income taxes	$(71,257)	$(83,425)	$177,315

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 1999, 1998 and 1997:

	1999	1998	1997
Sales	100.0%	100.0%	100.0%
Cost of sales	75.8	75.0	68.5

Gross margin	24.2	25.0	31.5

Operating expenses:
Selling, general and administrative	19.2	22.8	16.8
Research and development	5.0	6.0	4.5
Restructuring charges/Purchased in-process technology	4.3	0.7	—

Total operating expenses	28.5	29.5	21.3

Operating income (loss)	(4.3)	(4.5)	10.2
Interest and other expense	(0.4)	(0.4)	—

Income (loss) before income taxes	(4.7)	(4.9)	10.2
Benefit (provision) for income taxes	(2.1)	1.7	(3.6)

Net income (loss)	(6.8)%	(3.2)%	6.6%

Seasonality

The Company's Zip products are targeted primarily to personal computer OEMs and to the retail consumer and enterprise markets. The Company's Jaz products are targeted primarily to the business professional market. The Company's Clik! products are targeted to the enterprise market and to various electronics device OEMs. The Company's ZipCD products are targeted to the retail consumer and enterprise markets. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

1999 As Compared to 1998

Sales.  Sales decreased by $169.3 million, or 10%, in 1999 as compared to 1998. This decrease was due primarily to lower sales volumes of Jaz disk and drive products and of Ditto products as well as price reductions and rebates. Lower Jaz and Ditto sales were partially offset by revenue from the new Clik! and ZipCD products and slightly higher Zip sales. Total drive sales of $872.4 million represented a decrease of 11.3% as compared to 1998. However, total drive unit shipments increased by 13.5% as compared to 1998. Total disk sales of $628.2 million represented a decrease of 10.2% as compared to 1998. Total disk unit shipments increased by 5.4% as compared to 1998.

Sales of Zip products in each of 1999 and 1998 totaled approximately $1.2 billion and accounted for 78.9% of total sales in 1999, as compared with 69.8% of total sales in 1998. The Company's Zip drive unit shipments increased by 8% from 1998 as lower Zip 100MB and OEM drive shipments were more than offset by increased Zip 250MB drive shipments. Zip disk unit shipments increased by 9% driven by higher Zip 250MB disk volumes. The increase in both disk and drive units shipped was partially offset by lower prices on Zip 100 drives and disks. Sales of Zip OEM drives (excluding licensee shipments) accounted for over 51% of total Zip drive shipments in 1999, compared to approximately 52% in 1998.

Jaz product sales in 1999 totaled $259.8 million, or 17.0% of total sales, representing a 37.7% decrease from 1998. Jaz drive unit shipments decreased by 35% from 1998, while Jaz disk unit shipments decreased by 36%.

Clik! product sales totaled $13.1 million in 1999, as compared to $2.1 million, in 1998. The Company began shipping Clik! products in limited quantities in December 1998. The Clik! PC Card drive began shipping in limited quantities in June 1999.

ZipCD products began shipping in limited quantities in August 1999 and totaled $23.9 million or 1.6% of sales for the year ended December 31, 1999. Sales primarily consisted of drives. ZipCD discs are not proprietary so users can purchase discs from other parties.

Ditto product sales in 1999 were $18.9 million, or 1.2% of total sales, representing a 77% decline from 1998. In March 1999, the Company sold certain assets and rights associated with its Ditto product line.

Geographically, sales in the Americas were approximately $1.0 billion in 1999 as compared to $1.1 billion in 1998 and accounted for 63.5% of total sales in 1999, as compared with 67.1% of total sales in 1998. The decrease in 1999 was primarily a result of lower Zip, Jaz and Ditto sales, partially offset by Clik! and ZipCD sales. Sales in Europe were $416.6 million, or 27.3% of total sales, in 1999, as compared to $427.7 million, or 25.2% of total sales, in 1998. The decrease in 1999 was primarily a result of lower Jaz and Ditto volumes partially offset by increased Zip, ZipCD and Clik! sales. Sales in Asia were $140.0 million, or 9.2% of total sales, in 1999, as compared to $130.3 million, or 7.7% of total sales, in 1998 as the Asian economy began to recover.

Gross Margin.  The Company's overall gross margin was $369.6 million, or 24%, in 1999, as compared to $422.9 million, or 25%, in 1998. The decrease in gross margin in 1999 was due primarily to fourth quarter charges of $47.3 million taken to reflect estimates of the net realizable value of Clik! inventory and equipment and accruals for related purchase commitments and Clik! manufacturing startup costs as well as lower volumes in Jaz and Ditto. The decrease in gross margin in 1999 was partially offset by reductions in component material costs and per unit manufacturing overhead costs for the Zip and Jaz product lines and an increased sales mix of Zip 250MB drives. The Company recognizes lower gross margins on its OEM products, therefore, future gross margin percentages will be impacted by the percentage of OEM drive sales versus retail and distribution sales. Future gross margin percentages will also depend on sales volumes of Zip, Jaz and Clik! disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives, and the mix between Zip, Jaz, Clik! and ZipCD products.

Segment Product Profit Margin (Excluding Restructuring Charges).  Zip segment product profit margin increased by $88.3 million, or 58.6%, in 1999 when compared to 1998, primarily due to an increased mix of higher margin Zip 250MB products and lower overall material and variable overhead costs. Jaz segment product profit margin increased by $21.0 million, or in excess of 300%, in 1999 when compared to 1998 due to decreased material, manufacturing and operating costs and an increased mix of higher margin Jaz 2GB products. These items were partially offset by a decrease in Jaz drive and disk unit sales and reserves recorded in 1999 to effect excess fixed asset capacity relating to Jaz products. Clik! segment product loss increased to $108.6 million in 1999 from a product loss of $37.1 million in 1998 due to a combination of sales and marketing product launch costs, manufacturing startup costs and $47.3 million of charges taken in the fourth quarter to reflect the net realizable value of inventory and equipment and accruals for related purchase commitments. The ZipCD segment had a product loss of $8.4 million for 1999 due primarily to product development and launch costs incurred as the Company began shipping ZipCD products in limited quantities in August 1999. The Ditto segment product loss decreased to $13.9 million in 1999 from a product loss of $14.3 million in 1998 due to lower operating costs partially offset by a decrease in volumes of Ditto products sold in 1999 and inventory valuation reserves recorded in 1999.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $94.2 million in 1999, as compared to 1998, and decreased as a percentage of sales to 19.1% in 1999 from 22.8% in 1998. The decreased expenses in 1999 were primarily due to a combination of decreased marketing and advertising program expenditures, decreased spending on other non-advertising related sales; marketing and product management activities primarily due to reorganizing along functional lines and other restructuring actions; decreased spending on customer satisfaction programs as a result of increased product quality and productivity gained through the use of the Internet and a decrease in other general and administrative expenses, comprised mainly of information system expenditures and legal fees.

Research and Development Expenses.  Research and development expenses decreased by $25.0 million, or 24.6%, in 1999 when compared to 1998, and decreased as a percentage of sales to 5.0% in 1999, from 6.0% in 1998. This decrease was primarily the result of decreased spending on Clik! development and the discontinuance of a next generation Jaz product during 1999. In 1998, the Company had significant expenditures relating to Clik! which began shipping in December 1998.

Restructuring Charges.  During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company is taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives.

During the second quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions included closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for fixed assets and inventory related to the discontinuance of certain products and development projects; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract cancellation costs and other exit costs to consolidate the Company's operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

In connection with the Company's second quarter restructuring actions, the Company has terminated the employment of 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. At December 31, 1999, the Company has terminated all employees associated with the restructuring actions. Due to attrition and a strong job market, the Company did not terminate the employment of as many individuals as originally anticipated which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999. The Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages into the third and fourth quarters and therefore their severance pay did not begin until later in the year. The Company is in the process of disposing of tooling and leasehold improvements, as well as, finalizing lease cancellations or subleases. The Company expects most of these actions to be completed by the end of the first quarter of 2000.

Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of December 31, 1999. Subsequent changes in the second quarter restructuring reserves during the period ended December 31, 1999 are summarized below (in thousands):

	Original Charge	Reversals	Utilized	Balance December 31, 1999
Second Quarter 1999
Restructuring Actions:
Discontinued products/projects (a)	$20,210	$—	$(11,038)	$9,172
Severance and benefits (b)	9,700	(2,000)	(6,106)	1,594
Other fixed asset charges (a)	4,300	—	(1,204)	3,096
Lease terminations (b)	3,000	—	(632)	2,368
Other exit costs (b)	4,699	—	(2,712)	1,987

	$41,909	$(2,000)	$(21,692)	$18,217

Balance Sheet Breakout:
Inventory reserves (a)	$4,620	$—	$(3,864)	$756
Fixed asset reserves (a)	16,450	—	(5,655)	10,795
Liabilities (b)	20,839	(2,000)	(12,173)	6,666

	$41,909	$(2,000)	$(21,692)	$18,217

(a)
Amounts represent primarily non-cash charges.

(b)
Amounts represent primarily cash charges.

During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. An additional charge of $5.4 million primarily for severance and benefits was taken in the fourth quarter in connection with these actions. These restructuring charges included reserves of $10.2 million relating to certain assets and exit costs such as cancellation fees associated with the cessation of manufacturing in Avranches, France; $11.5 million of inventory and fixed asset reserves associated with the older Clik! products; and $2.7 million for write-offs of intangibles and other miscellaneous charges. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There can be no assurance that the Company will cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued for in the restructuring charge. In addition, the Company has been notified of a tax audit to be conducted in France. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company anticipates that the implementation of these restructuring actions will be substantially complete by the end of June 2000, with the remainder being completed in the third quarter of 2000. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of December 31, 1999. Changes in the 1999 second half restructuring reserves during the period ended December 31, 1999 are summarized below (in thousands):

	Original Charges	Utilized	Balance December 31, 1999
Second Half 1999
Restructuring Actions:
Clik! streamlining (a)	$11,492	$(7,863)	$3,629
Manufacturing cessation (b)	10,191	(378)	9,813
Severance and benefits (b)	425	(300)	125
Other exit costs (a)	3,756	(3,756)	—

	$25,864	$(12,297)	$13,567

Balance Sheet Breakout:
Fixed asset reserves (a)	$6,545	$(1,579)	$4,966
Other (a)	3,803	(3,756)	47
Inventory reserves (a)	3,572	(3,344)	228
Liabilities (b)	11,944	(3,618)	8,326

	$25,864	$(12,297)	$13,567

(a)
Amounts represent primarily non-cash charges.

(b)
Amounts represent primarily cash charges.

Acquisition.  In April 1999, the Company completed the purchase of certain assets of SyQuest Technology, Inc. and its subsidiaries, ("SyQuest"), including intellectual property, inventory and fixed assets in the U.S., Europe and Malaysia. The total purchase price of the asset purchase in the U.S. and Europe was $9.2 million and the purchase price of the Malaysian assets was $2.9 million. The Company has disposed or utilized internally the inventory and fixed assets from the purchase. As part of the purchase, the Company recorded $7.5 million of intangibles that are being amortized over three years. No material obligations or liabilities were assumed by the Company. As part of the agreement, the Company released SyQuest and SyQuest released the Company from all claims in connection with patent and trademark infringement litigation pending between the parties in Delaware and in Paris, France.

Other Income and Expense.  The Company recorded interest income of $6.4 million in 1999, as compared to $4.2 million in 1998, due to increased available cash, cash equivalent and temporary investment balances in 1999. Interest expense was $7.2 million in 1999, as compared to $10.2 million in 1998. The decrease in interest expense was due to the Company paying off (on March 31, 1999) a series of subordinated notes with Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, under which the Company borrowed $40 million.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

Income Taxes.  For 1999, the Company recorded an income tax provision of $32.2 million compared to $29.2 million benefit in 1998. The 1999 provision differs by $57.1 million from the benefit of $24.9 million computed by applying the Federal statutory rate of 35% to the pre-tax losses incurred for the year ended December 31, 1999, primarily due to a portion of the increase in the deferred tax asset valuation allowance recorded in the third quarter of 1999. In the third quarter of 1999, the Company fully reserved its net deferred tax assets because of the cumulative net operating losses for 1998 and the first half of 1999. A portion of this valuation allowance was reversed in the fourth quarter of 1999 as net deferred tax assets were reduced in the fourth quarter. This valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

As of December 31, 1999, the Company had approximately $21 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected the benefit of approximately $49 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2004.

As of December 31, 1999, the Company had approximately $19 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the benefit of approximately $49 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2020.

Additionally, as of December 31, 1999, the Company had approximately $49 million of deferred tax assets net of deferred tax liabilities, which reflected the benefit of approximately $126 million in future domestic tax deductions for which the Company had established a valuation allowance. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.

1998 As Compared to 1997

Sales.  Sales decreased by $45.6 million, or 2.6%, in 1998 as compared to 1997. This decrease was due primarily to price reductions on Zip and Jaz disk and drive products and a higher mix of lower priced OEM Zip drive shipments. These price reductions and mix changes were partially offset by an increase in volumes of Zip drives, Zip disks and Jaz disks. Total drive sales of $983.0 million represented a decrease of 13.7% as compared to 1997. However, total drive unit shipments increased by 24.5% as compared to 1997. Total disk sales of $699.5 million represented an increase of 10.3% as compared to 1997. Total disk unit shipments increased by 34.8% as compared to 1997.

Sales of Zip products in each of 1998 and 1997 totaled approximately $1.2 billion and accounted for 69.8% of total sales in 1998, as compared with 66.6% of total sales in 1997. The Company's Zip drive unit shipments increased by 29.2% from 1997, while Zip disk unit shipments increased by 38.7%. The increase in both disk and drive units shipped was primarily offset by price reductions during 1998 and an increase in sales of Zip OEM drives that have lower prices than drives sold to distributors and retailers. Sales of Zip OEM drives (excluding licensee shipments) accounted for approximately 52% of total Zip drive shipments in 1998, compared to approximately 32% in 1997.

Jaz product sales in 1998 totaled $416.9 million, or 24.6% of total sales, representing a 9.3% decrease from 1997. Jaz drive unit shipments decreased by 12.8% from 1997, while Jaz disk unit shipments increased by 11.1%.

Ditto product sales in 1998 were $81.1 million, or 4.8% of total sales, representing a 31.5% decline from 1997. Ditto drive unit shipments decreased by 40.8% as compared to 1997, while Ditto disk unit shipments decreased by 21.2%.

Geographically, sales in the Americas were approximately $1.1 billion in 1998 and in 1997 and accounted for 67.1% of total sales in 1998, as compared with 61.0% of total sales in 1997. Sales in Europe were $427.7 million, or 25.2% of total sales, in 1998, as compared to $520.0 million, or 29.9% of total sales, in 1997. Sales in Asia were $130.3 million, or 7.7% of total sales, in 1998, as compared to $159.0 million, or 9.1% of total sales, in 1997.

Gross Margin.  The Company's overall gross margin was 25.0% in 1998, as compared to 31.5% in 1997. The decrease in gross margin was due primarily to price reductions on Zip and Jaz drive and disk products. In addition, a higher percentage of Zip drives were shipped to the OEM channel in 1998, as compared to 1997. Prices and margins are lower for drives sold to the OEM channel than for drives sold to distribution and retail channels. The decrease in gross margin percentage in 1998 was partially offset by reductions in component material costs and per unit manufacturing overhead costs for the Zip and Jaz product lines.

Segment Product Profit Margins.  Zip segment product profit margin decreased by 47.2% from 1997 primarily due to price reductions during 1998 and an increase in sales of Zip OEM drives, which have lower prices than drives sold to distributors and retailers. These price reductions and mix changes were partially offset by an increase in volumes of Zip drives and disks. Jaz segment product profit margin decreased by 90.3% from 1997 due to a combination of price reductions on Jaz disk or drive products during 1998, a decrease in Jaz drive unit shipments during 1998 and an increase of approximately $25 million in selling, general and administrative expenses in 1998 that were partially offset by an increase in Jaz disk volumes. Ditto segment product margin decreased by $16.2 million from 1997 due to a decrease in volumes of Ditto drive and disk products sold in 1998. Clik! segment product loss increased by $31.2 million from 1997 due to an increase in research and development costs during 1998.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $94.4 million in 1998, as compared to 1997, and increased as a percentage of sales to 22.8% in 1998 from 16.8% in 1997. Included in selling, general and administrative expenses in 1998 was a special pre-tax charge of $9.4 million representing expenses associated with cost reduction measures implemented by the Company to improve financial performance and included $6.0 million of employee severance and outplacement charges, $2.7 million of cash and non-cash write-offs for facility-related assets and $0.7 million of other miscellaneous charges. The Company's cost reduction measures included specific actions to reduce advertising and other sales and marketing expenses, legal expenses, information system costs, headcount reduction as well as a reduction in other discretionary spending. In the course of implementing the above measures during the third and fourth quarters of 1998, the Company determined that actual employee severance and outplacement charges were less than originally expected; however, this excess was more than offset by the higher than expected facility-related charges. At December 31, 1998, the reserves related to special charges totaled $5.2 million, of which $0.7 million related to the second quarter special pre-tax charge of $9.4 million and $4.5 million related to the additional facility charges in the third and fourth quarters of 1998. Excluding the $9.4 million special charge, selling, general and administrative expenses increased by $85.0 million and represented 22.2% of sales in 1998. The increased expenses in 1998 were primarily due to a combination of substantial marketing and advertising program expenditures, increased spending on other, non-advertising related sales and marketing activities primarily due to international expansion; increased spending on customer satisfaction programs and an increase in other general and administrative expenses, comprised mainly of information system expenditures and legal fees.

Research and Development Expenses.  Research and development expenses increased by $23.5 million, or 30.1%, in 1998 when compared to 1997, and increased as a percentage of sales to 6.0% in 1998, from 4.5% in 1997. This increase was primarily the result of increased spending for new product development, including Clik! development during the period. The remainder of the increase was the result of expenditures related to the continued development and enhancement of Zip, Jaz and other products.

Acquisition and Purchased In-Process Technology.  During 1998, the Company acquired a majority interest in Nomai, S.A. ("Nomai"), a France-based manufacturer of removable storage systems, for approximately $45 million, of which approximately $36 million was classified as intangibles. Intangibles consisted of enterprise goodwill, patents and other miscellaneous intangible assets.

Upon completion of the Nomai acquisition, the Company immediately expensed $11.1 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process technology, based on the income method prepared by an independent third party, was determined by identifying research projects in areas for which technological feasibility had not been established. These projects included a 2GB Design Drive and Cartridge, DVD and CD-RW interface technology and servo writer technology with estimated values of $9.3 million, $1.3 million and $0.5 million, respectively. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a risk adjusted discount rate of 26% to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The valuation included material cash inflows from in-process technology through 2003 with revenues commencing in 1999 and ramping significantly in 2000 before tapering off in 2001 and 2002. Research and development costs are quite significant in 1999 before tapering off. The 2GB Design Drive utilizes validated inductive heads and media. This project was approximately 60% complete at the time of the valuation and the expected timeframe for achieving this product release was assumed to be in the second half of 1999. The DVD and

CD-RW interface technology could allow easy connectivity and differentiation from other DVD and CD-RW drives. The DVD and CD-RW interface technology was assumed to be nearing the prototype stage in development at the time of the valuation. The remaining efforts for this project were assumed to be completed in 1999. The servo writer technology could greatly reduce the time to transfer track following servo signals to magnetic media. The project was approximately 20% complete at the time of the valuation. Significant remaining development efforts must be completed in the next 12 to 18 months in order for Nomai's process to become implemented in a commercially viable timeframe.

Other Income and Expense.  The Company recorded interest income of $4.2 million in 1998, as compared to $6.9 million in 1997, due to decreased available cash, cash equivalent and temporary investment balances in 1998. Interest expense was $10.2 million in 1998, as compared to $6.4 million in 1997. The increase in interest expense during 1998 was primarily due to increased average borrowings outstanding under the Company's Credit Facility during the period. The increase in interest expense was also due to the Company entering into a series of subordinated notes with Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, under which the Company borrowed $40 million. These factors were partially offset by the retirement of a promissory note for the purchase of the Company's manufacturing facility in Malaysia and the repayment of other term notes during 1997.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

Income Taxes.  For 1998, the Company recorded an income tax benefit of $29.2 million compared to an income tax provision of $62.0 million in 1997, both representing an effective income tax rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash, cash equivalents and temporary investments of $210.9 million compared to $90.3 million in 1998, an increase of $120.6 million. Working capital of $195.4 million decreased by $30.5 million primarily due to tax valuation allowances, when compared to $225.9 million in 1998 and a ratio of current assets to current liabilities of 1.6 to 1, which was the same in 1998. During 1999, cash provided from operating activities amounted to $216.5 million. The primary components were non-cash expense adjustments, reductions in accounts receivable, inventory and income taxes receivable. This cash was used in part to purchase property, plant and equipment of $46.8 million, acquire SyQuest assets of $12.1 million and pay notes payable and leases of $45.6 million.

The decrease in accounts receivable was due primarily to lower sales in fourth quarter 1999 versus fourth quarter 1998, the timing of sales and collections during the respective periods and a decrease in the days sales outstanding ("DSO") from 42 days in the fourth quarter in 1998 to 39 days in the fourth quarter of 1999. The decrease in inventory was due primarily to improved supply chain management and changes to the Company's procurement and manufacturing processes to a demand pull model during late 1998.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended to be effective for the period ended September 26, 1999. The Credit Facility expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of the Federal funds rate plus 2.75%, or at LIBOR plus 3.25%. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $75 million. Total availability under the Credit Facility at December 31, 1999 was $75 million. There were no borrowings on the Company's Credit Facility during 1999.

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

The current and long-term portions of capitalized lease obligations at December 31, 1999 were $4.0 million and $1.4 million, respectively. The current portions of notes payable at December 31, 1999 were $1.6 million. In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The proceeds of these notes were used for the cash purchase of Nomai. The principal and interest associated with these notes were paid in full on March 31, 1999 upon maturity.

The Company had $45.5 million of convertible subordinated notes outstanding at December 31, 1999, which bear interest at 6.75% per year and mature on March 15, 2001.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flow from operations and current and future sources of available financing, will be sufficient to fund the Company's operations during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company's future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the continued success of the Company in managing its inventory, accounts receivable and accounts payable.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's future operating results will depend in large part on the success of its Zip, Jaz, Clik! and ZipCD products in the market. Although the Company believes there is a market demand for removable data storage solutions for personal computers and other devices, there can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which Zip, Jaz, Clik! and ZipCD achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors; the success of any third party in creating and marketing media intended for use with the Company's drive products; the success of the Company in meeting targeted availability dates for enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company's drives; the ability of the Company to create demand for Zip, Jaz, Clik! and ZipCD, including demand from leading personal computer and other manufacturers; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers with which the Company's products can be used.

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

Sales of Zip products in 1999 accounted for a significant majority of the Company's revenues. However, these sales may not be indicative of the future demand for Zip products. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income and cash flow. For example, in 1998 and the first half of 1999, the Company's operating expenses as a percentage of sales fell outside of management's expectations resulting in net operating losses. In addition, the Company's stock price, like other high-technology companies' stock prices, could be subject to fluctuations in response to actual or anticipated variations in operating results, as well as changes in analysts' earnings estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

Sales of Zip drives to OEM customers accounted for over 51% of total Zip drive sales during 1999. The level of future sales of Zip drives to OEM customers will depend in great part on the Company's ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive.

The Company does not anticipate major sales growth in the future for the Jaz product platform as a result of replacement products entering the market, including products introduced by the Company, and changing customer requirements. The Company took actions in 1999 to better position the Jaz product platform for future profitability, including the cancellation of a Jaz development project and downsizing of Jaz facilities and workforce. The Company anticipates introducing additional Jaz product interfaces and enhancements to support the needs of its customers. In addition, the Company is making a small investment to sustain and revitalize the Jaz business. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform, and involves maintaining the size of the product's infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company's Clik! products represent the Company's first products which are targeted to digital camera and other portable consumer electronics manufacturers in addition to the personal computer markets. The Company does not have prior experience in consumer electronics channels; and, accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful. The Company has introduced four different models of the Clik! drive in addition to a Clik! OEM drive. Three of these models, the Clik! drive for Digital Cameras, the Clik! Drive Plus and the Clik! Drive for Mobile Computers, each of which began shipping in limited quantities in December 1998, were marketed as add-on storage solutions to digital cameras that use various formats of flash memory. The Company began shipping the fourth model, the Clik! PC Card drive, in limited quantities in June 1999, and is currently marketing this product to notebook and sub-notebook computer users. The impact of the Clik! PC Card drive on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales. During the third quarter of 1999, the Company recorded a restructuring charge that included costs to refocus the Clik! product platform on the newer Clik! PC Card and OEM drives, which began shipping in the second half of 1999. Additionally, the Company took charges in the fourth quarter of 1999 totaling $47.3 million relating to the Clik! platform to reflect estimates of net realizable value of inventory and equipment and accruals for related purchase commitments. After these charges, net assets related to the Clik! platform were approximately $19 million as of December 31, 1999. Although the Company is making significant efforts to develop applications for the Clik! platform and believes the products have potential in the enterprise and OEM markets, there is no assurance the Company will not take additional charges associated with the Clik! platform in the future. Market acceptance of Clik! products as a storage solution for digital cameras and other electronic devices is dependent upon obtaining a significant market presence and establishing OEM relationships with digital camera manufacturers, who produce digital cameras incorporating built-in Clik! drives, and other portable consumer electronic manufacturers. To date, only one digital camera incorporating Clik! as a built-in drive, which the Company refers to as an OEM drive, has been introduced and begun shipping.

The Company's ZipCD drive represents the Company's first CD-RW product and its initial entry into the optical storage market. Market acceptance of the ZipCD product, which began shipping in limited quantities in August 1999, is not yet known. In addition, the impact of ZipCD on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales. Moreover, the Company's current business strategy for ZipCD is different from its strategy for its other products because ZipCD does not include proprietary media and thus has lower overall margins. Therefore, the success of ZipCD will depend on margin contributions from the drive products which the Company purchases for resale from a third party manufacturer. The CD-RW drive market is very competitive and includes a number of established participants. Accordingly, there are additional risks that the ZipCD product will not achieve significant market acceptance or otherwise be successful.

Management of the Company's inventory levels is very complex. The Company's customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company's ability to meet demand; the Company's and competitors' inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company's products as compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's results of operations.

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

The Company has, and may again in the future, experience problems relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to supplier quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase their market share.

The factors described above for Zip, Jaz, Clik! and ZipCD products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products and also includes the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company depends on independent parties for the supply of critical components for its products. Many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip 250MB disks and Clik! disks are currently obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from L.S.I. Logic Corporation and Texas Instruments, media used in Jaz disks is currently obtained exclusively from HMT Technology, motors used in Jaz and Clik! drives are obtained exclusively from Nidec Corporation, head stack assemblies (HSA's) used in Jaz drives are obtained exclusively from Read Rite International and HSA's used in Zip notebook and Clik! drives are obtained exclusively from SAE Magnetics. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely basis. The Company continues to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. Sales may be adversely affected for all of these or similar reasons in the future.

The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. For example, the Company's Zip drive shipments, revenue and profitability were negatively impacted by an ASIC chip storage during the second and third quarters of 1999. The ASIC chip is supplied by a sole source supplier. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

As mentioned above, the Company purchases the majority of its components on purchase orders. These purchase orders generally extend one to two quarters in the future or less based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand, that could result in excess capacity and purchase commitments.

The Company has experienced increased difficulties in hiring and retaining employees, due in part to the Company's financial performance and restructuring actions. The Company's success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. Many members of the Company's senior management team have been serving in their current positions for only a short period of time, including Bruce R. Albertson, who joined the Company as President and Chief Operating Officer in November 1999 and assumed the role of President and Chief Executive Officer on January 20, 2000; Philip G. Husby, who joined the Company as Chief Financial Officer in August 1999; and John L. Conely, Sr., who was promoted to Executive Vice President, Global Operations in June 1999. In addition, a number of senior management positions, including Executive Vice President, Product Management and Global Marketing; Executive Vice

President, International Business Units; Executive Vice President, Sales; Vice President, Global Human Resources; and General Counsel, have only recently been filled. The Company's success will depend in part on its ability to attract highly skilled personnel to fill vacancies in a timely manner and on the success of the Company's senior management team in learning to work effectively as a team. There can be no assurance that the Company will be successful in attracting and/or retaining new employees.

During the second and third quarters of 1999, the Company announced plans to consolidate manufacturing and other facilities; discontinue certain products and development projects; organize along functional lines and to refocus the Clik! product platform. These actions specifically included closing the Company's facilities in Milpitas, California and San Diego, California and ceasing manufacturing operations in Avranches, France. There can be no assurance that the Company will close the facilities in the U.S. and cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued for in the restructuring charges. Management expects that these restructuring actions will reduce future operating and manufacturing expenses. However, there can be no assurance that the Company will be successful in its efforts to reduce expenses in future periods.

The Company has implemented Six Sigma quality initiatives intended to make substantial product and process quality improvements and reduce costs. However, there can be no assurance that the Company's quality initiatives will be successful in providing substantial product and process improvements and in reducing costs.

Significant portions of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Disclosures About Market Risk" below).

On January 1, 1999, eleven countries of the European Union established fixed conversion rates between their existing currencies and adopted the Euro as their new common legal currency. As of that date, the Euro has traded on currency exchanges, with the legacy currencies remaining as legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro bills and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing the competitiveness of its pricing/marketing strategy in a broader European market. The Company is also assessing whether certain existing contracts may require modification in addition to assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies. The Company's currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving introduction of the Euro. Based on the Company's assessment from current information, the Company does not expect the Euro conversion to have a material adverse effect on the Company's business or financial condition. There can be no assurance, however, that the Euro conversion will not have a material adverse effect on the Company's European sales or otherwise adversely affect the Company's business, results of operations or financial condition.

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

DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various interest rate and foreign currency exchange rate risks that arise in the normal course of business. If necessary, the Company primarily uses borrowings comprised normally of variable rate debt to finance its operations. The Company did not have any significant debt outstanding at December 31, 1999 except for $45 million in convertible subordinated notes (fixed rate of 6.75%).

The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company's functional currency is the U.S. dollar. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company has recognized this loss in other expense for the year ended December 31, 1998. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statement of cash flows.

The fair value of the Corporation's long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of December 31, 1999, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

YEAR 2000 READINESS

The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

Overview.  In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. The Company addressed the Year 2000 issue in the following areas: (i) hardware and software products sold by the Company; (ii) the Company's information technology ("IT") systems; (iii) the Company's non-IT systems (i.e., machinery, equipment and devices that utilize "built-in" technology such as embedded microcontrollers) and (iv) third-party suppliers and customers. The Company undertook its Year 2000 review in the following phases: Awareness (education and sensitivity to the Year 2000 issue), Inventory (identifying the equipment, processes or systems which are susceptible to the Year 2000 issue), Assessment (determining the potential impact of Year 2000 on the equipment, processes and systems identified during the Inventory phase and assessing the need for testing and remediation), Testing/Verification (testing to determine if an item is Year 2000 ready or the degree to which it is deficient) and Implementation (carrying out necessary remedial efforts to address Year 2000 readiness, including validation of upgrades, patches or other Year 2000 fixes). The Company formed a Year 2000 Committee that met regularly and had responsibility to oversee the implementation of Year 2000 initiatives. The Year 2000 Committee reported regularly to an executive management committee. As of January 31, 2000, the Company had not identified, nor was aware of, any material Year 2000 issues.

Products.  The Company has completed the review and testing of its hardware products. Hardware testing was conducted by the National Software Testing Laboratories ("NSTL") according to NSTL developed standards or guidelines (NSTL YMark 2000, Version 97.08.15). NSTL verified that the Zip, Jaz, Ditto, Bernoulli, Buz and Clik! hardware products tested are Year 2000 ready when used in an operating system and with other products which themselves are Year 2000 ready. Some Bernoulli drive products were reviewed, and determined to be Year 2000 ready, by a Company engineer and were not tested by NSTL. The Company has recently introduced ZipCD, an optical CD-RW drive. This drive is manufactured for the Company by a third party who has reported that the drive is Year 2000 ready.

The Company has completed the review and testing of the software products developed by the Company. Software utility tools and drivers were tested internally by the Company. When used in an operating system and with other products which themselves are Year 2000 ready, the Company's tested software utility tools and drivers have been found to be Year 2000 ready, except for the Ditto 16-bit software applications intended for DOS and Windows 3.1 users. The 16-bit version of the Ditto software was provided by a third party who no longer supports the software; however, the Company contracted with a third party to provide a Year 2000 upgrade for the 16-bit version. The revised 16-bit software is now available on the Company's website for downloading free of charge. The third party developer has indicated to the Company that the 16-bit software is Year 2000 ready.

The CopyMachine and Findit software applications have now been determined to be Year 2000 ready for Windows 3.x and higher, so long as the underlying default setting in the Windows operating system is set to a four digit date field. The Company provides instructions on its Year 2000 website as to the procedures to follow to re-set the date field in the Windows operating system. Due to the legacy nature of the Bernoulli product, the Company did not test software provided with the Bernoulli drive; however, the Company did internally test the latest software and drivers released with the Bernoulli drive, Iomega Tools ver. 3.1, which has been determined to be Year 2000 ready. For software developed by third parties which was bundled or sold with Bernoulli drive products, the third party provider of such software should be contacted for the Year 2000 readiness of such software products.

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

The specific results of hardware and software testing are provided on the Company's Year 2000 web pages on its website (www.iomega.com). The Company plans to use its website to communicate Year 2000 product issues that may be identified in the future. Notwithstanding the results of the Company's testing and remediation efforts, actual backup, restore and rollover results in specific operating system environments may vary depending on a number of factors, including, without limitation, other hardware utilized, the specific operating system utilized, other software applications utilized and the Year 2000 readiness of each. Statements concerning, or references made to, a third party's Year 2000 statements or claims constitute "Republications" of such information for purposes of the Year 2000 Information and Readiness Disclosure Act, and such statements or republications have not be reviewed or verified by the Company as to their accuracy, correctness or content. Such information was supplied by the person or entity identified in such Year 2000 statement or republication, and the Company is not the source of such statement or republication. The Company has not tested, and is not responsible for, third party hardware and software products that may have been released or bundled with Company products.

Internal IT Systems.  During 1998, the Company implemented new HP computer hardware and Oracle software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. According to the respective vendors, the hardware operating systems and software currently in use by the Company are in various stages of Year 2000 readiness. The respective vendors are providing Year 2000 software upgrades when Year 2000 deficiencies are identified. In January 1999, the Company began testing the hardware operating systems and software applications in use by the Company to confirm Year 2000 readiness. The Company has identified other hardware and applications software used in its IT systems and has obtained Year 2000 compliance information or, where applicable, upgrades/solutions from the providers of such hardware and applications software. The Company has not identified, and does not anticipate, any significant Year 2000 issues with respect to its IT systems. Accordingly, the Company has not undertaken any significant contingency planning for its IT systems.

Internal Non-IT Systems.  The Company substantially completed inventorying, assessing and testing its major non-IT systems, as well as implementing any remedial actions to the extent deemed appropriate. The Company continued certain follow-up testing and implementation efforts through the end of the year as deemed appropriate. The Company has not identified, and does not anticipate, any significant Year 2000 issues with respect to its non-IT systems. Accordingly, the Company has not undertaken any significant contingency planning for its non-IT systems.

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

Costs.  In 1998 and 1999, the Company incurred approximately $39.8 million in costs to improve the Company's IT systems and for Year 2000 readiness efforts. Of this amount, 90% represented the costs of transitioning to new computer hardware and software for its financial, accounting, inventory control, order processing, supply chain management and other management information systems. This system hardware and software was implemented to upgrade and improve the Company's IT systems. The implementation of the hardware and software also resulted in facilitating the Company's Year 2000 readiness for these systems. The balance was expended for hardware and software testing, third party consulting costs and third-party audits and reviews.

Contingency Plans.  The Company prepared contingency plans for areas deemed critical to address Year 2000 failures if remedial efforts were not fully successful. The Company's contingency plans addressed the Company's most reasonably likely worst case scenarios. The Company did not anticipate significant Year 2000 failures with respect to its products and IT and non-IT systems, and thus did not undertake any significant contingency planning for these areas. The Company believed that its most reasonably likely worst case Year 2000 failure scenario would be a key supplier of a critical component who was unable to timely deliver components to the Company's manufacturing locations. In such a case, the Company might have been unable to timely manufacture product which would in turn negatively impact sale revenues. Such a situation would have also included the inability of the local power company to deliver power to the Company's Penang manufacturing site. Additionally, if any of the Company's logistical transportation providers were unable to ship the Company's finished goods to distribution and retail points, due to such provider's Year 2000 failure or a Year 2000 failure in the underlying transportation network (air traffic centers, ports of call, custom clearance houses, etc.), then, similarly, the Company's sales revenue would be negatively impacted. To address these issues the Company's contingency plans included the identification of alternate providers for critical components and maintaining an inventory buffer for critical components. The Company had established multiple accounts for alternative third-party logistics. Finally, the Company had alternative manufacturing capacity at different locations worldwide which could minimize to some degree the adverse impact if any one manufacturing site was adversely affected. Because no significant Year 2000 issues occurred, the Company did not need to implement any of its contingency plans.

General.  To supplement the Company's efforts described above, the Company engaged outside IT and legal advisors to conduct independent reviews of the Company's Year 2000 plans.

Even though the Company has now transitioned into the Year 2000, no assurance can be given that the Company will not be materially adversely affected by Year 2000 issues. Although the Company is not currently aware of any material operational issues concerning its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in its internal IT and non-IT systems. In addition, third parties could still be adversely affected by Year 2000 issues that could have a material adverse impact on the Company's business, operations and financial condition. If, for example, third party suppliers become unable to deliver necessary components, the Company would be unable to timely manufacture products and meet customer order requirements. Similarly, if international shipping and freight forwarders were unable to ship product, the Company would be unable to deliver product to sales channels.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

A discussion of the Company's exposure to, and management of, market risk is contained in the section entitled "Disclosures About Market Risk" included in Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in the Financial Statements and Supplementary Data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required by this item appears in the sections of the Company's Proxy Statement for its 2000 annual meeting of stockholders entitled "ITEM ONE—ELECTION OF DIRECTORS" and "—STOCK OWNERSHIP INFORMATION—Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading "EXECUTIVE OFFICERS OF THE COMPANY."

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item appears in the sections of the Company's Proxy Statement for its 2000 annual meeting of stockholders entitled "ITEM ONE—ELECTION OF DIRECTORS—DIRECTOR COMPENSATION", "—EXECUTIVE COMPENSATION" and "—Compensation Committee Interlocks and Insider Participation" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required by this item is contained in the section of the Company's Proxy Statement for its 2000 annual meeting of stockholders entitled "ITEM ONE—ELECTION OF DIRECTORS—STOCK OWNERSHIP INFORMATION—Ownership by Management and Principal Shareholders", which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is contained in the sections of the Company's Proxy Statement for its 2000 annual meeting of stockholders entitled "ITEM ONE—ELECTION OF DIRECTORS—EXECUTIVE COMPENSATION—Employment and Severance Agreements", which section is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

  (a)
  Documents Filed with Report

  (1)
  Consolidated Financial Statements

      The financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

    (2)
    Consolidated Financial Statement Schedule

      The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

    (3)
    Exhibits

      The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1999.

IOMEGA CORPORATION
FORM 10-K
ITEMS 8, 14(a) AND 14(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iomega Corporation:

We have audited the accompanying consolidated balance sheets of Iomega Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iomega Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 19, 2000

(Except with respect to the matters
discussed in Note 5, paragraphs 2 and 6
as to which the date is February 28, 2000)

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	December 31, 1999	December 31, 1998
Current assets:
Cash and cash equivalents	$172,706	$90,273
Temporary investments	38,209	—
Trade receivables, less allowance for doubtful accounts of $15,908 and $10,062, respectively	188,482	238,810
Inventories	94,626	165,132
Income taxes receivable	19,910	24,974
Deferred income taxes	—	49,827
Other current assets	21,585	20,246

Total current assets	535,518	589,262

Property, plant and equipment, at cost:
Machinery and equipment	278,389	267,289
Buildings	19,044	23,929
Leasehold improvements	35,767	39,587
Furniture and fixtures	21,716	22,974
Construction in process	10,120	19,448

	365,036	373,227
Less: Accumulated depreciation and amortization	(227,336)	(165,112)

	137,700	208,115

Intangibles, net	31,743	33,580

Other assets	2,848	4,350

	$707,809	$835,307

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	December 31, 1999	December 31, 1998
Current liabilities:
Current portion of notes payable	$1,569	$101
Related party notes payable	—	40,000
Accounts payable	135,615	166,125
Accrued payroll, vacation and bonus	13,189	21,048
Deferred revenue	29,832	33,114
Accrued advertising	36,971	30,226
Accrued warranty	17,211	7,435
Accrued restructuring charges	17,843	—
Other accrued liabilities	83,947	61,020
Current portion of capitalized lease obligations	3,973	4,307

Total current liabilities	340,150	363,376

Capitalized lease obligations, net of current portion	1,366	4,119

Notes payable, net of current portion	—	488

Deferred income taxes	—	4,903

Convertible subordinated notes, 6.75%, due 2001	45,505	45,655

Commitments and contingencies (Notes 4 and 5)
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 4,350,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock; authorized 400,000 shares, none issued	—	—
Series C Junior Participating Preferred Stock; authorized 250,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value; authorized 400,000,000 shares; issued 270,831,769 and 268,186,096 shares, respectively	9,027	8,937
Additional paid-in capital	293,627	286,206
Less: 809,542 Common Stock treasury shares, respectively, at cost	(6,088)	(6,088)
Retained earnings	24,222	127,711

Total stockholders' equity	320,788	416,766

	$707,809	$835,307

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	1999	1998	1997
Sales	$1,525,129	$1,694,385	$1,739,972
Cost of sales	1,155,556	1,271,451	1,192,310

Gross margin	369,573	422,934	547,662

Operating expenses:
Selling, general and administrative	292,061	386,304	291,930
Research and development	76,481	101,496	78,026
Restructuring charges	65,773	—	—
Purchased in-process technology	—	11,100	—

Total operating expenses	434,315	498,900	369,956

Operating income (loss)	(64,742)	(75,966)	177,706
Interest income	6,414	4,239	6,931
Interest expense	(7,161)	(10,163)	(6,443)
Other expense	(5,768)	(1,535)	(879)

Income (loss) before income taxes	(71,257)	(83,425)	177,315
Benefit (provision) for income taxes	(32,232)	29,203	(61,963)

Net income (loss)	$(103,489)	$(54,222)	$115,352

Net income (loss) per common share (Note 1):
Basic	$(0.38)	$(0.20)	$0.45

Diluted	$(0.38)	$(0.20)	$0.42

Weighted average common shares outstanding	269,294	265,286	259,182

Weighted average common shares outstanding—assuming dilution	269,294	265,286	282,401

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Common Stock
			Additional Paid—In Capital	Deferred Compensation	Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balances at December 31, 1996	256,554,852	$8,551	$264,150	$(669)	$(4,363)	$66,581	$334,250
Sale of shares pursuant to exercise of stock options at an average price of $0.70 cash per share	5,693,693	190	3,801	—	—	—	3,991
Tax benefit from dispositions of employee stock	—	—	5,767	—	—	—	5,767
Amortization of deferred compensation	—	—	—	333	—	—	333
Purchase of 229,210 Common Shares at an average price of $7.57 cash per share	—	—	—	—	(1,736)	—	(1,736)
Conversion of convertible subordinated notes to Common Shares	10,129	—	50	—	—	—	50
Issuance of Common Shares under
Employee Stock Purchase Plan	6,156	—	58	—	—	—	58
Net income	—	—	—	—	—	115,352	115,352

Balances at December 31, 1997	262,264,830	8,741	273,826	(336)	(6,099)	181,933	458,065
Sale of shares pursuant to exercise of stock options at an average price of $0.68 cash per share	5,659,417	188	3,687	—	—	—	3,875
Tax benefit from dispositions of employee stock	—	—	7,435	—	—	—	7,435
Amortization of deferred compensation	—	—	—	168	—	—	168
Forfeiture of deferred compensation			(168)	168			—
Purchase of 43,467 Common Shares at an average price of $10.70 cash per share	—	—	—	—	(465)	—	(465)
Conversion of convertible subordinated notes to Common Shares	5,670	—	28	—	—	—	28
Issuance of Common Shares under Employee Stock Purchase Plan	222,532	7	1,322	—	—	—	1,329
Issuance of Restricted Common Shares to Directors in lieu of compensation	33,647	1	132	—	—	—	133
Issuance of 63,135 Treasury Shares at an average price of $6.65 to a Director in lieu of compensation	—	—	(56)	—	476	—	420
Net loss	—	—	—	—	—	(54,222)	(54,222)

Balances at December 31, 1998	268,186,096	8,937	286,206	—	(6,088)	127,711	416,766
Sale of shares pursuant to exercise of stock options at an average price of $1.54 cash per share	2,287,411	78	3,498	—	—	—	3,576
Tax benefit from dispositions of employee stock	—	—	2,145	—	—	—	2,145
Conversion of convertible sub-ordinated notes to Common Shares	30,378	1	149	—	—	—	150
Issuance of Common Shares under Employee Stock Purchase Plan	274,194	9	1,328	—	—	—	1,337
Issuance of Common Shares to Directors in lieu of fees	53,690	2	301	—	—	—	303
Net loss	—	—	—	—	—	(103,489)	(103,489)

Balances at December 31, 1999	270,831,769	$9,027	$293,627	$—	$(6,088)	$24,222	$320,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$(103,489)	$(54,222)	$115,352
Non-cash revenue and expense adjustments:
Depreciation and amortization	97,286	68,280	39,272
Purchased in-process technology	—	11,100	—
Deferred income tax provision (benefit)	44,924	(7,262)	397
Bad debt provision	5,846	(1,204)	2,274
Restructuring charges	34,796	—	—
Tax benefit from dispositions of employee stock	2,145	7,435	5,767
Other	4,269	8,772	703

	85,777	32,899	163,763
Changes in assets and liabilities:
Trade receivables, net	44,557	55,433	(71,723)
Inventories	62,313	84,335	(74,463)
Other current assets	3,254	(6,594)	15,662
Accounts payable	(30,585)	(108,324)	111,437
Other current liabilities	46,150	(13,723)	58,747
Income taxes	5,064	(47,414)	19,830

Net cash provided by (used in) operating activities	216,530	(3,388)	223,255

Cash flows from investing activities:
Purchase of property, plant and equipment, net of lease proceeds	(46,814)	(94,775)	(85,871)
Purchase of Nomai S.A., net of cash acquired	—	(41,902)	—
Purchase of temporary investments	(38,209)	—	(59,918)
Sale of temporary investments	—	36,319	23,599
Purchase of SyQuest assets	(12,093)	—	—
Net decrease (increase) in other assets	(90)	(2,943)	246

Net cash used in investing activities	(97,206)	(103,301)	(121,944)

Cash flows from financing activities:
Proceeds from sales of Common Stock	5,216	5,283	3,991
Proceeds from issuance of related party notes payable	—	40,000	—
Proceeds from issuance of notes payable and capital leases	3,532	80,000	87,295
Payments on notes payable and capitalized lease obligations	(45,639)	(87,778)	(139,251)
Purchase of Common Stock	—	(465)	(1,736)

Net cash provided by (used in) financing activities	(36,891)	37,040	(49,701)

Net change in cash and cash equivalents	82,433	(69,649)	51,610
Cash and cash equivalents at beginning of year	90,273	159,922	108,312

Cash and cash equivalents at end of year	$172,706	$90,273	$159,922

Supplemental schedule of non-cash investing and financing activities:
Property, plant and equipment financed under note payable and capitalized lease obligations	$—	$2,675	$3,342

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

The Company designs, manufactures and markets innovative personal and professional storage solutions, based on removable-media technology, for users of personal computers and consumer electronics devices. The Company's primary data storage solutions include disk drives and disks marketed under the trademarks Zip, Jaz, Clik! and ZipCD. Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores and specialty computer stores. The Company sells its products to retail channels directly as well as indirectly through distributors. In addition to sales through these retail channels, the Company has marketing alliances with a variety of companies within the computer and consumer electronics industries. These alliances include original equipment manufacturers ("OEMs") and value added reseller arrangements that provide for certain of the Company's products to be incorporated in new computers and other systems at the time of purchase.

Sources of Supply

Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in manufacturing and a possible loss of sales, which would have a material adverse effect on operating results.

Manufacturing Relationships

The Company uses independent parties to manufacture for the Company, on a contract basis, a portion of the Company's products or components. Not all of the Company's manufacturing relationships are covered by binding contracts and, even certain of the relationships subject to binding contracts, are subject to unilateral termination by the Company's manufacturing partners. Shortages resulting from a change in a manufacturing arrangement could cause a delay in manufacturing and a possible loss of sales, which would have a material adverse effect on operating results.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Iomega Corporation and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

Revenue Recognition

The Company's customers include OEMs, end users, retailers and distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $29.8 million, $33.1 million and $42.4 million at December 31, 1999, 1998 and 1997, respectively, and is included in deferred revenue in the accompanying consolidated balance sheets.

Price Protection and Volume Rebates

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

In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $37.8 million, $47.6 million and $28.5 million at December 31, 1999, 1998 and 1997, respectively, and are netted against accounts receivable in the accompanying consolidated balance sheets.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,
	1999	1998
Raw materials	$27,254	$62,613
Work-in-process	7,958	8,482
Finished goods	59,414	94,037

	$94,626	$165,132

Property, Plant and Equipment

When property is retired or otherwise disposed of, the book value of the property is removed from the asset and related accumulated depreciation and amortization accounts, and the net resulting gain or loss is included in the determination of income. Depreciation is provided based on the straight-line method over the following estimated useful lives of the property:

Machinery and equipment	2–5 years
Leasehold improvements	5 years
Furniture and fixtures	10 years
Buildings	25 years

Advertising

The Company expenses the cost of advertising the first time the advertising takes place, except cooperative advertising with distributors and retailers, which is accrued at the time of sale. For the years ended December 31, 1999, 1998 and 1997, advertising expenses totaled approximately $76.5 million, $123.3 million and $96.3 million, respectively.

Intangibles

Goodwill and other intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The current estimated useful life for the Company's goodwill and other intangible assets ranges from three to seven years. Accumulated amortization of goodwill and intangibles at December 31, 1999 was $9.8 million. At December 31, 1999, the Company had approximately $26 million of enterprise goodwill.

The enterprise goodwill is related to the enhancement of the Company's Zip and Jaz cartridge intellectual property. The Company has concluded that should it experience a significant reduction in the Zip or Jaz product lines, an impairment triggering event will have occurred and the enterprise goodwill would need to be re-evaluated for asset impairment. Absent a significant reduction in Zip or Jaz product lines, no triggering effect would have occurred and the enterprise goodwill would continue to be amortized over a seven-year period.

Warranty Costs

A one-year limited warranty is generally provided on the Company's Zip, Jaz, Clik! and ZipCD drives. Certain OEM customers have a three-year limited warranty on the Company's Zip drive. A two-year limited warranty is generally provided on Ditto drives and media. Prior to 1998, Zip and Jaz disks had a limited lifetime warranty. Beginning in 1998, Zip and Jaz disks carried a limited five-year warranty. Clik! disks have a limited five-year warranty. The Company accrues for warranty costs based on estimated warranty return rates and costs to repair. Actual warranty costs are charged against this accrual.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted

EPS for 1997 was determined under the assumption that the convertible subordinated notes were converted on January 1, 1997. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented (in thousands, except per share data):

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 1999
Basic EPS	$(103,489)	269,294	$(0.38)
Effect of options	—	—
Effect of convertible subordinated notes	—	—

Diluted EPS	$(103,489)	269,294	$(0.38)

December 31, 1998
Basic EPS	$(54,222)	265,286	$(0.20)
Effect of options	—	—
Effect of convertible subordinated notes	—	—

Diluted EPS	$(54,222)	265,286	$(0.20)

December 31, 1997
Basic EPS	$115,352	259,182	$0.45
Effect of options	—	13,967
Effect of convertible subordinated notes	2,004	9,252

Diluted EPS	$117,356	282,401	$0.42

For the years ended December 31, 1999 and 1998, stock options and convertible subordinated notes are not included in the calculation of Diluted EPS as their inclusion would be antidilutive. For the years ended December 31, 1999 and 1998, there were outstanding options to purchase 11,484,149 and 6,028,501 shares, respectively that had an exercise price greater than the average market price of the common shares for the four preceding quarters. At December 31, 1997, there were outstanding options to purchase 973,475 shares of common stock that were not included in the computation of Diluted EPS because the exercise prices were greater than the average market price of the common shares for the four preceding quarters.

Foreign Currency Translation

For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates fair value.

Temporary Investments

Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at December 31, 1999 primarily consist of municipal notes, bonds and paper; government securities; commercial paper and corporate notes, bonds and paper. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. The Company has classified $18.3 million of its temporary investments as available-for-sale securities and the remaining $19.9 million as held-to-maturity. Due to the timing of purchases (all available-for-sale securities were purchased after December 28, 1999) and the grade of the investments, no comprehensive income or loss was recorded in 1999. The Company had no temporary investments at December 31, 1998.

Fair Value of Financial Instruments

The fair value of the convertible subordinated notes was approximately $41.4 million at December 31, 1999. The book value of all other financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS 133 that will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

Reclassifications

Certain reclassifications have been made in prior years' consolidated financial statements and notes to consolidated financial statements to conform to the current year's presentation.

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

The transaction was accounted for as a purchase; and, on this basis, the excess purchase price over the estimated fair value of net tangible assets was allocated, based upon an independent third-party valuation, to purchased in-process technology and intangibles. Intangibles consisted of goodwill, patents and other miscellaneous intangible assets. Intangibles of approximately $36 million arising from the acquisition are being amortized on a straight-line basis over seven years. The intangibles included $5.3 million in acquired developed technology. Goodwill was increased by $2.4 million in the fourth quarter of 1998 following the Company's receipt of additional information related to the original valuation of fixed assets, inventory and other miscellaneous assets and liabilities in the fourth quarter. The total purchase price included $16.0 million in tangible assets and $18.1 million in assumed liabilities.

Upon completion of the Nomai acquisition, the Company immediately expensed $11.1 million representing purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. The value assigned to purchased in-process technology, based on the income method prepared by an independent third party, was determined by identifying research projects in areas for which technological feasibility had not been established. These projects included a 2GB Design Drive and Cartridge, DVD and CD-RW interface technology and servo writer technology.

As part of the process of analyzing the acquisition, Iomega made a decision to buy technology that had not yet been commercialized and based this decision on factors such as an estimate of the amount of time it would take to bring the technology to market. The Company believes that the estimated in-process technology amounts so determined represent fair value and do not exceed the amount a third party would pay for the projects. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Iomega may not realize the financial benefits expected from the projects.

In Process Technology Overview.  At the acquisition date, Nomai was conducting development, engineering and testing activities associated with the completion of three projects. These projects and their respective in-process technology values were as follows: (i) 2GB Design Drive and Cartridge ($9.3 million), (ii) DVD and CD-RW interface technology ($1.3 million) and (iii) servo writer technology ($0.5 million). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate of 26% to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The valuation assumed material cash inflows from in-process technology through 2003 with revenues commencing in 1999 and ramping significantly in 2000 before tapering off in 2001 and 2002. Research and development costs are quite significant in 1999 before tapering off. Briefly described below are the efforts and assumptions related to these three in-process technology projects.

2GB Design Drive and Cartridge.  This product, which had been in development for approximately two years at the acquisition date, was a next-generation high-capacity removable data storage device utilizing inductive heads and media. Substantial progress had been made related to the research and development of the 2GB Design Drive and Cartridge. The major achievements related to this product at June 30, 1998 included significant planning, designing and testing activities that were necessary to establish that the product could be produced to meet their design requirements, including features and technical performance. The primary remaining risks at the acquisition date were related to mechanical functionality and electrical compatibility issues with the cartridges and head interface that affected overall product reliability. The 2GB Design Drive was approximately 60 percent complete and was not expected to reach technological feasibility and a product release until the second half of 1999 at which time the Company was expected to begin generating economic benefits. At the acquisition date, costs to complete the research and development efforts of the project were expected to total approximately $1.0 million.

DVD and CD-RW Interface Technology.  The DVD and CD-RW interface research and development project focused on developing an external interface to allow easy connectivity and differentiation from other DVD and CD-RW drives. Overall, substantial progress had been made related to the research and development of DVD and CD-RW interface at the acquisition date. The major achievements related to this product at June 30, 1998 included substantially all technical planning and designing activities. The primary risks remaining at June 30, 1998 were related to the successful development of a prototype and completion of all remaining designing and testing activities that are necessary to establish that the product could be produced to meet their design requirements, including features and technical performance. The CD-RW and DVD interface technology was approximately 25 percent complete at the time of the acquisition and costs to complete the related research and development efforts were expected to total approximately $0.5 million. The DVD and CD-RW interface was expected to reach technological feasibility by the end of fiscal 1999.

Servowriter Technology.  At the acquisition date, the research and development related to the servo writer technology project was focused on reducing the time to transfer track following servo signals to magnetic media. Overall, initial progress had been made related to the research and development of the servo writer project at the acquisition date. The major achievements related to this project at June 30, 1998 included the development of functional and design specifications related to magnetic media transfer processing. The primary remaining risks at the acquisition date were related to the completion of remaining planning, design specifications, prototyping and testing activities. The Company anticipated that development related to this project would be completed in 1999, after which the Company expected to begin generating economic benefits from the value of the completed development associated with the in-process technology. The servo writer technology was approximately 20 percent complete at the time of the acquisition and costs to complete the research and development efforts related to the servo writer technology project were expected to total approximately $1.5 million.

Status at December 31, 1998 and Comparison to Actual Results

The Company believed that the assumptions used in the Nomai in-process technology analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

At December 31, 1998, the status of the in-process technology projects was as follows. In late 1998, the 2GB Design Drive and Cartridge project was reviewed by technical management. Following this review, the project was combined with an Iomega drive development program. Development for the DVD and CD-RW interface technology project and the servo writer technology project continued and was on schedule as of December 31, 1998. At December 31, 1998, the Company believed that actual results had been consistent with forecasts with respect to acquired in-process technologies. Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the acquired technologies. However, the Company believed that expenses incurred through December 31, 1998 associated with the development of the in-process technology projects, except for the 2GB Design Drive project which had been combined with an Iomega drive development program, were approximately consistent with the Company's previous estimates. During the second quarter of 1999, the drive development program that included the Nomai 2GB Design drive and cartridge project was canceled due to a determination as to the lack of commercial viability of the product under development. During the third and fourth quarters of 1999, the Company recorded restructuring charges that included both costs to cease operations of the Company's Nomai manufacturing facility and the write-off of associated impaired intangibles. The DVD and CD-RW interface technology project and the servowriter technology projects are ongoing.

The following unaudited pro forma combined financial data for the year ended December 31, 1998 and 1997 presents the results of operations of the Company as if the Nomai acquisition had been effective at the beginning of the periods presented (in millions, except per share data):

	Years Ended December 31,
	1998	1997
	(Unaudited)
Revenue	$1,710	$1,764
Net (loss) income	(53)	105
Diluted EPS	$(0.20)	$0.37

The foregoing unaudited pro forma results of operations reflect the effect of certain pro forma adjustments including (1) the amortization of the goodwill resulting from the acquisition, (2) the recognition of increased interest expense resulting from debt incurred for the acquisition, (3) the adjustment for purchased in-process technology resulting from the acquisition and (4) the adjustment of income taxes to reflect a combined effective federal and state income tax rate.

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

(3) INCOME TAXES

Income (loss) before income taxes consisted of the following:

	December 31,
	1999	1998	1997
	(In thousands)
U.S.	$(122,104)	$(74,120)	$89,864
Non-U.S.	50,847	(9,305)	87,451

	$(71,257)	$(83,425)	$177,315

The income tax benefit (provision) consisted of the following:

	December 31,
	1999	1998	1997
	(In thousands)
Current Income Taxes:
U.S. Federal	$24,112	$26,418	$(48,303)
U.S. State	368	3,559	(6,141)
Non-U.S.	(3,562)	(497)	(2,183)

	20,918	29,480	(56,627)

Deferred Income Taxes:
U.S. Federal	12,736	(247)	(4,790)
U.S. State	1,456	(30)	(546)
Non-U.S.	11,147	9,525	—
Increase in valuation allowance	(78,489)	(9,525)	—

	(53,150)	(277)	(5,336)

Benefit (provision) for income taxes	$(32,232)	$29,203	$(61,963)

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by $2.1 million in 1999, and reduced taxes currently payable by $7.4 million and $5.8 million in 1998 and 1997, respectively. Such benefits were recorded as an increase to additional paid-in capital.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	1999	1998
	(In thousands)
Deferred tax assets:
Accounts receivable reserves	$15,318	$17,405
Inventory reserves	12,051	4,752
Fixed asset reserves	8,618	2,412
Accrued expense reserves	33,933	28,112
Foreign tax credit carryforwards	11,924	2,366
Accelerated depreciation	3,778	1,843
Foreign net operating loss carryforwards	20,672	9,525
U.S. net operating loss carryforwards	18,686	—
Other	381	531

Total deferred tax assets	125,361	66,946
Valuation allowance	(88,014)	(9,525)

Total net deferred tax assets	$37,347	$57,421

Deferred tax liabilities:
Tax on unremitted foreign earnings	$37,347	$12,497

Total net deferred tax assets	$—	$44,924

As reported on the balance sheet:
Deferred tax assets	$—	$49,827

Deferred tax liabilities	—	4,903
	$—	$44,924

The Company has established a valuation allowance of $88.0 million for net deferred tax assets related to foreign and domestic operations. These net deferred tax assets related to temporary differences, foreign tax credit carryforwards and net operating loss carryforwards. This valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Management believes that, based on a number of factors, including cumulative net operating losses for 1998 and 1999, the available objective evidence creates sufficient uncertainty regarding the realizability of these net deferred tax assets which is dependent upon future income related to foreign and domestic operations.

As of December 31, 1999, the Company had approximately $21 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected the benefit of approximately $49 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2004.

(3) INCOME TAXES (Continued)

As of December 31, 1999, the Company had approximately $19 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the benefit of approximately $49 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2020.

Additionally, as of December 31, 1999, the Company had approximately $49 million of deferred tax assets net of deferred tax liabilities, which reflects the benefit of approximately $126 million in future domestic tax deductions for which the Company had established a valuation allowance.

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the Company's effective rate are summarized as follows:

	December 31,
	1999	1998	1997
	(In thousands)
Benefit (provision) at U.S. statutory rate	$24,940	$29,199	$(62,061)
Tax deductible items	4,735	(5,424)	(792)
State income taxes, net of federal effect	2,850	3,337	(7,093)
Increase in deferred tax asset valuation allowance	(78,489)	(9,525)	—
Foreign income taxes	(4,647)	(5,929)	(2,183)
Foreign earnings taxed at less than U.S. rates	14,606	17,589	11,598
Foreign tax credits	4,496	—	—
Other	(723)	(44)	(1,432)

Benefit (provision) for income taxes	$(32,232)	$29,203	$(61,963)

Cash paid for income taxes was $2.2 million in 1999, $28.5 million in 1998 and $34.4 million in 1997. The Company also received tax refunds of approximately $32.5 million during 1999 and $29.9 million during 1998.

U.S. taxes have not been provided for unremitted foreign earnings of $112 million. These earnings are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liability, if such amounts were remitted, would be approximately $44 million.

(4) RESTRUCTURING CHARGES

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company is taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives.

During the second quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions included closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for fixed assets and inventory related to the discontinuance of certain products and development projects; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract cancellation costs and other exit costs to consolidate the Company's operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

In connection with the Company's second quarter restructuring actions, the Company has terminated the employment of 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. At December 31, 1999, the Company has terminated all employees associated with the restructuring actions. Due to attrition and a strong job market, the Company did not terminate the employment of as many individuals as originally anticipated which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999. The Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages into the third and fourth quarters and therefore their severance pay did not begin until later in the year. The Company is in the process of disposing of tooling and leasehold improvements, as well as finalizing lease cancellations or subleases. The Company expects most of these actions to be completed by the end of the first quarter of 2000.

Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of December 31, 1999. Subsequent changes in the second quarter restructuring reserves during the period ended December 31, 1999 are summarized below (in thousands):

	Original Charge	Reversals	Utilized	Balance December 31, 1999
Second Quarter 1999
Restructuring Actions:
Discontinued products/projects(a)	$20,210	$—	$(11,038)	$9,172
Severance and benefits(b)	9,700	(2,000)	(6,106)	1,594
Other fixed asset charges(a)	4,300	—	(1,204)	3,096
Lease terminations(b)	3,000	—	(632)	2,368
Other exit costs(b)	4,699	—	(2,712)	1,987

	$41,909	$(2,000)	$(21,692)	$18,217

Balance Sheet Breakout:
Inventory reserves(a)	$4,620	$—	$(3,864)	$756
Fixed asset reserves(a)	16,450	—	(5,655)	10,795
Liabilities(b)	20,839	(2,000)	(12,173)	6,666

	$41,909	$(2,000)	$(21,692)	$18,217

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.

During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. An additional charge of $5.4 million primarily for severance and benefits was taken in the fourth quarter in connection with these actions. These restructuring charges included reserves of $10.2 million relating to certain assets and exit costs such as cancellation fees associated with the cessation of manufacturing in Avranches, France; $11.5 million of inventory and fixed asset reserves associated with the older Clik! products; and $2.7 million for write-offs of intangibles and other miscellaneous charges. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There can be no assurance that the Company will cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued for in the restructuring charge. In addition, the Company has been notified of a tax audit to be conducted in France. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company anticipates that the implementation of these restructuring actions will be substantially complete by the end of June 2000, with the remainder being completed in the third quarter of 2000. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of December 31, 1999. Changes in the 1999 second half restructuring reserves during the period ended December 31, 1999 are summarized below (in thousands):

	Original Charges	Utilized	Balance December 31, 1999
Second Half 1999
Restructuring Actions:
Clik! streamlining(a)	$11,492	$(7,863)	$3,629
Manufacturing cessation(b)	10,191	(378)	9,813
Severance and benefits(b)	425	(300)	125
Other exit costs(a)	3,756	(3,756)	—

	$25,864	$(12,297)	$13,567

Balance Sheet Breakout:
Fixed asset reserves(a)	$6,545	$(1,579)	$4,966
Other(a)	3,803	(3,756)	47
Inventory reserves(a)	3,572	(3,344)	228
Liabilities(b)	11,944	(3,618)	8,326

	$25,864	$(12,297)	$13,567

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.

(5) COMMITMENTS AND CONTINGENCIES

Litigation

On May 27, 1998, Scott D. Ora filed a complaint against the Company and other parties. The action, captioned Ora v. Iomega Corporation, et al., was filed in Superior Court of the State of California for the County of Los Angeles and alleged that the Company and certain of its former officers violated certain federal and state securities laws and alleged that Kim B. Edwards, former Chief Executive Officer and director of the Company, breached his duties as a director of the Company. The Company successfully removed the action to the United States District Court for the Central District of California. On February 9, 1999, the Court dismissed five of the complaint's original seven causes of action. On August 18, 1999, the Court dismissed the remaining two causes of action, but gave Ora the opportunity to file an amended complaint with respect to those two counts. On October 8, 1999, the Court also granted the Company's motion to stay discovery until the Court has ruled on the sufficiency of any amended pleading. On November 1 1999, Ora filed an amended complaint repleading the two causes of action dismissed on August 18, 1999 and bringing two new related conspiracy causes of action. On December 15, 1999, the Company and the individual defendants filed a motion to dismiss the amended complaint. The amended complaint seeks an unspecified amount of damages. The Company intends to defend vigorously against this suit.

On September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, and negligent design, manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served on the Company a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of others similarly situated in the State of Texas, and demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member, and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. The Company intends to vigorously defend against the Delaware suit and the Texas Claim.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court in the District of Utah for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks "Iomega", "Zip" and "Jaz". The complaint further alleged that Castlewood had engaged in federal unfair competition, common law unfair competition, and common law unjust enrichment. The complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the company filed a reply to the counterclaims, denying that the patents are invalid. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. Additionally, on September 20, 1999, the Company initiated litigation against Motek, a French retailer of Castlewood's products, in the Paris District Court. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

On June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The suit alleges patent infringement. The complaint requests injunctive relief enjoining the Company from the alleged infringement and monetary damages. The Company intends to vigorously defend against this suit.

On December 29, 1999, the Company filed a request in Geneva, Switzerland for arbitration against Marc Frouin, Herve Frouin and Marine Frouin, the former principal shareholders of Nomai S.A., which is now a subsidiary of the Company. The arbitration request seeks indemnification from the shareholders for breaches of numerous representations and warranties under the Stock Purchase Agreement pursuant to which the Company acquired Nomai. The Company is seeking to recover $11 million from the escrow account and the individual shareholders.

On February 18, 2000, Maître Jean-Jacques Savenier, the Commissaire à l'execution du Plan (bankruptcy trustee) filed a complaint against the Company's subsidiary, Nomai S.A. Maître Jean-Jacques Savenier claims that Nomai has not complied with investment and employment related commitments made by Nomai's former management before the Commercial Court in 1997. In 1997, Nomai S.A. acquired certain assets from RPS Media SA in bankruptcy, with the consent and under the supervision of the Commercial Court of Albi, pursuant to French bankruptcy law provisions. The action seeks a daily penalty against Nomai of FF 100,000 (approximately $15,000) until Nomai invests FF 48,000,000 (approximately $7.4 million) and hires 100 people. The Company intends to vigorously defend against the lawsuit. On February 22, 2000, the Company demanded indemnification on this claim against Nomai S.A. from the principal shareholders of Nomai S.A. pursuant to the Stock Purchase Agreement with the Company. The submission of this claim against the principal shareholders increases the Company's claim against the escrow account and individual shareholders from $11 million to approximately $19 million.

The Company is involved in other lawsuits and claims generally incidental to its business.

It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these lawsuits and claims will not have a material adverse effect on the Company's financial position or results of operations.

Lease Commitments

The Company conducts a substantial portion of its operations from leased facilities and leases certain equipment used in its operations. Aggregate lease commitments under noncancelable operating leases in effect at December 31, 1999 are as follows (in thousands):

Years Ending December 31,	Lease Commitments
2000	$9,962
2001	5,624
2002	4,558
2003	3,953
2004	3,888
Thereafter	12,961

$40,946

Total rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $14.2 million, $13.6 million and $7.4 million, respectively.

Purchase Commitments

The Company purchases the majority of its components on purchase orders. These purchase orders generally extend one to two quarters in the future or less based on the lead times associated with the specific component. The quantities on the purchase orders are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand, that could result in excess capacity and purchase commitments. At December 31, 1999, the Company had accruals of $16.1 million for purchase commitments associated with the Clik! platform.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments at December 31, 1999 (in thousands):

Years Ending December 31,	Future Minimum Lease Payments
2000	$4,246
2001	1,231
2002	214

Total net minimum lease payments	5,691
Less amount representing interest	(352)

Present value of net minimum lease payments	5,339
Less current portion	(3,973)

$1,366

Cash Bonus Plan

The Company has a management incentive cash bonus plan that provides for payments to officers and key employees based on the Company's financial performance, certain operational excellence and other performance initiatives and an individual performance modifier. At December 31, 1999, the Company did not achieve its financial targets and no management bonus was paid under the plan. At December 31, 1998, approximately $3.5 million was accrued for management bonuses that were paid in February 1999.

Profit Sharing Plan

The Company has a profit sharing plan that provides for payments to all eligible employees of their share of a pool that is based on the Company's annual income before income taxes. Employees must complete one year of continuous employment to be eligible. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. A portion of the profit sharing pool is paid throughout the year on a quarterly basis. The Company did not accrue for or pay any profit sharing for 1999 and 1998. The Company paid approximately $1.9 million in profit sharing for 1997 in February 1998.

Foreign Exchange Contracts

The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

At December 31, 1999, outstanding forward exchange sales (purchase) contracts, which all mature in March 2000, were as follows:

	Amount	Contracted Forward Rate	Spot Rate
Australian Dollar	150,000.65		.65
British Pound	(140,000)	.62	.62
European Currency Unit	8,730,000.99		1.00
Japanese Yen	(730,000,000)	100.90	102.13
Singapore Dollar	590,000	1.65	1.66
Swiss Franc	430,000	1.58	1.60

The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and are recognized as part of the cost of the underlying transaction being hedged. At December 31, 1999, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(6) NOTES PAYABLE

Cash paid for interest was $9.3 million, $8.1 million and $5.9 million in 1999, 1998 and 1997, respectively, including interest on capital leases. Included in interest expense for 1999, 1998 and 1997, respectively, was

$1.7 million, $1.1 million and $1.0 million of amortization of deferred charges associated with obtaining the debt and applicable amendments.

Line of Credit

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended to be effective for the period ended September 26, 1999. The Credit Facility expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of the Federal funds rate plus 2.75%, or at LIBOR plus 3.25%. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $75 million. Total availability under the Credit Facility at December 31, 1999 was $75 million. There were no borrowings on the Company's Credit Facility during 1999.

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

(7) CONVERTIBLE SUBORDINATED NOTES

In March 1996, the Company issued $46.0 million of convertible subordinated notes. The net proceeds from the issuance of the notes totaled $43.1 million and were used to pay down other debt and for operating requirements. The notes bear interest at 6.75% per year and interest is payable semi-annually. The notes mature on March 15, 2001. The notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The notes are convertible into Common Stock of the Company at the option of the holder at or before maturity, unless previously redeemed or repurchased, at a conversion price of $4.938 per share (equivalent to a conversion rate of approximately 202.52 shares per $1,000 principal amount of notes), subject to adjustment in certain events. Through December 31, 1999, holders have converted a cumulative $495,000 of convertible subordinated notes into 100,245 shares of Common Stock.

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

(8) PREFERRED STOCK

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. The Company's Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 1999, 400,000 shares were designated as Series A Junior Participating Preferred Stock, 250,000 shares were designated as Series C Junior Participating Preferred Stock and the remaining 4,350,000 shares were undesignated.

Series A Junior Participating Preferred Stock

In July 1999, the Company designated 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Stock") in connection with the adoption of a shareholder rights plan (see Note 9). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

Series C Junior Participating Preferred Stock

In July 1989, the Company designated 250,000 shares of Preferred Stock as Series C Junior Participating Preferred Stock ("Series C Stock") in connection with its first shareholder rights plan, which expired in accordance with its terms on August 14, 1999 (see Note 9). Accordingly, the Series C Stock is no longer issuable.

(9) PREFERRED STOCK PURCHASE RIGHTS

In July 1989, the Company adopted a shareholder rights plan (the "1989 Rights Plan") and declared a dividend of one-fifteenth of one preferred stock purchase right for each outstanding share of Common

Stock. Under certain conditions, each right could be exercised to purchase one one-hundredth of a share of Series C Stock at an exercise price of $15. The 1989 Rights Plan expired in accordance with its terms on August 14, 1999.

In July 1999, the Company adopted a shareholder rights plan to replace the expiring 1989 Rights Plan (the "1999 Rights Plan") and declared a dividend of one right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 16, 1999. Each right, when exercisable, entitles the registered holder to purchase from the Company 1/1000 of a share of Series A Stock, at a purchase price of $28.88 in cash, subject to adjustment. The rights will not become exercisable unless a person acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender offer that, if consummated, would result in a person acquiring 20% or more of the Company's Common Stock. At any time prior to the tenth business day (or such later date as may be determined by the Company's Board of Directors) after a person acquires 20% or more of the Company's Common Stock, and in certain other circumstances, the Company may redeem the rights at a price of $.001 per right, payable in cash or stock. The rights expire on July 29, 2009, unless earlier redeemed or exchanged.

If any person or group becomes a beneficial owner of 20% or more of the Common Stock, each right not owned by a 20% stockholder will enable its holder to purchase such number of shares of the Company's Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Company's Common Stock on the date of the occurrence of the event. In addition, if the Company thereafter engages in a merger or other business combination with another person or group which it is not the surviving corporation or in connection with which the Company's Common Stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised or voided will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of the common stock of such other person on the date of the occurrence of the event.

(10) STOCK COMPENSATION PLANS

At December 31, 1999, the Company had five stock-based compensation plans, which are described below. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Company's five stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for

Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated below:

		For years ended December 31,
		1999	1998	1997
Net income (loss) (000's)	As reported	$(103,489)	$(54,222)	$115,352

	Pro forma	$(106,278)	$(63,787)	$109,793

Basic EPS	As reported	$(0.38)	$(0.20)	$0.45

	Pro forma	$(0.39)	$(0.24)	$0.42

Diluted EPS	As reported	$(0.38)	$(0.20)	$0.42

	Pro forma	$(0.39)	$(0.24)	$0.39

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation costs may not be indicative of future compensation costs.

Stock Price Assumptions

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997, in calculating compensation cost: expected stock price volatility of 56%, 60% and 55%, respectively, a risk-free interest rate of 5.59% for 1999, 4.97% for 1998 and 6.04% for 1997, and an expected average life of 3.64 years for 1999, 3.87 years for 1998 and 3.5 years for 1997.

Stock Incentive Plans

The Company has three stock incentive plans: the 1981 Stock Option Plan (the "1981 Plan"), the 1987 Stock Option Plan (the "1987 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The 1981 and 1987 plans have expired and no further grants may be made under these plans; however, all remaining outstanding options previously granted under these plans remain in effect. The 1997 Plan provides for the grant of incentive stock options ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options ("NSOs") and restricted stock awards. Under the 1997 Plan, the Company may grant options for up to 20,500,000 shares of Common Stock to the Company's officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100%; NSOs may be granted with exercise prices below the fair market value of the Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted for a term of up to 11 years. At December 31, 1999, the Company had reserved 25,230,262 shares of Common Stock pursuant to awards granted or to be granted under these plans.

(10) STOCK COMPENSATION PLANS (Continued)

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1981, 1987 and 1997 plans for the years ended December 31, 1999, 1998 and 1997 and at their respective weighted average exercise prices.

	1999		1998		1997
	Shares (000's)	Weighted Avg. Exercise Price	Shares (000's)	Weighted Avg. Exercise Price	Shares (000's)	Weighted Avg. Exercise Price
Outstanding at beginning of year	16,748	$5.76	17,469	$3.95	21,782	$2.32
Granted	4,850	3.88	7,373	6.28	2,303	11.61
Exercised	(2,237)	1.60	(5,489)	0.64	(5,620)	0.72
Forfeited	(6,290)	6.48	(2,605)	5.87	(996)	3.80

Outstanding at end of year	13,071	5.42	16,748	5.76	17,469	3.95

Options exercisable at year-end	4,939	5.09	5,089	3.91	5,934	1.28
Weighted average fair value of options granted during the year		$1.81		$3.11		$5.33

The number of shares available for future grant under the 1997 Plan totaled 12,159,559 at December 31, 1999.

Director Stock Option Plans

The Company has a 1987 Director Stock Option Plan (the "1987 Director Plan") and a 1995 Director Stock Option Plan (the "1995 Director Plan"), which was amended during 1997 and 1998. The 1987 Director Plan has expired and no further options may be granted under this plan; however, outstanding options previously granted under this plan remain in effect. Under the 1995 Director Plan, the Company may grant options for up to 2,400,000 shares of Common Stock. This Plan currently provides for the grant to each non-employee director of the Company, on his or her initial election as a director, of an option to purchase 50,000 shares of Common Stock. In addition to the initial option grant, each non-employee director is granted an option to purchase 10,000 shares of Common Stock on each anniversary of his or her initial election following the full vesting of the initial option grant. All options generally become exercisable in five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a director of the Company. Directors entitled to receive an initial or annual option can instead elect to receive a series of monthly options covering, in total, the same number of shares that the single option grant would have covered. Under both plans, the exercise price per share of the option is equal to the fair market value of the Company's Common Stock on the date of grant of the option. Any options granted under either plan must be exercised no later than ten years from the date of grant. All options granted under the plans are nonstatutory. At December 31, 1999, the Company had reserved 3,062,000 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

The following table presents the options granted, exercised and forfeited under the 1987 and 1995 Director Plans for the years ended December 31, 1999, 1998 and 1997 at their respective weighted average exercise prices.

	1999		1998		1997
	Shares (000's)	Weighted Avg. Exercise Price	Shares (000's)	Weighted Avg. Exercise Price	Shares (000's)	Weighted Avg. Exercise Price
Outstanding at beginning of year	831	$1.96	932	$1.65	886	$0.20
Granted	151	6.03	99	7.41	120	11.41
Exercised	—	—	(75)	0.13	(74)	0.13
Forfeited	(72)	7.38	(125)	5.06	—	—

Outstanding at end of year	910	2.21	831	1.96	932	1.65

Options exercisable at year-end	712	0.86	603	0.50	437	0.35
Weighted average fair value of options granted during the year		$1.81		$3.11		$5.34

The number of shares available for future grant under the 1995 Director Plan was 2,151,996 at December 31, 1999.

The following table summarizes information about awards outstanding under all plans at December 31, 1999.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000's) Outstanding at 12/31/99	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number (000's) Exercisable at 12/31/99	Weighted Avg. Exercise Price
$ 0.13 to $ 4.13	7,785	7.6 years	$2.96	3,378	$1.95
$ 4.18 to $ 9.56	5,157	7.6 years	6.88	1,681	6.39
$ 9.75 to $14.42	754	6.8 years	12.03	406	12.03
$15.30 to $22.94	265	6.8 years	18.17	171	18.51
$22.94 to $23.07	20	6.4 years	23.07	15	23.07

	13,981	7.5 years	$5.21	5,651	$4.55

(11) EMPLOYEE STOCK PURCHASE PLANS

The Company adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants are able to purchase shares of the Company's Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of the Company's stock begin each January 1 and July 1. Each offering commencement date begins a six-month period during which payroll deductions will be made and held for the purchase of stock at the end of each six-month period at a price equal to 85% of the Common Stock's closing price at the end of the six-month period. An aggregate of 3,000,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 1999, a total of 496,726 shares have been purchased pursuant to these plans.

(12) RETIREMENT PLAN

The Iomega Retirement and Investment Savings Plan (the "IRIS Plan") permits eligible employees to make tax deferred investments through payroll deductions. Each year the Company may contribute to the IRIS Plan at the discretion of the Board of Directors, based on the prior year's earnings of the Company. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 ("ERISA"). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. Employer matching contributions are based on a four-year vesting schedule. After four years of service, employees become immediately vested in all matching contributions. The Company contributed approximately $2,700,000 and $1,347,000 to the IRIS Plan for the years ended December 31, 1998 and 1997, respectively. The Company has accrued $2,700,000 for contributions to the IRIS Plan for the year ended December 31, 1999.

(13) NONQUALIFIED DEFERRED COMPENSATION PLAN

Beginning in 1998, the Company offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provides the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of annual base salary and up to 100% of bonus. The Company's obligations under this plan are unfunded, for tax purposes and for purposes of Title I of ERISA and unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period.

(14) BUSINESS SEGMENT INFORMATION

The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, ZipCD, Clik! and Ditto. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to OEMs, retailers and distributors throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems and the Buz multimedia producer to retailers, distributors and resellers throughout the world. The ZipCD segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Clik! segment involves the development, manufacture, distribution and sales of Clik! mobile drives, Clik! PC card drives and 40MB disks for use with portable digital products such as digital cameras, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The Ditto segment involves the development, manufacture, distribution and sales of the Ditto family of tape backup drives and tape cartridges to retailers, distributors and resellers throughout the world. In March 1999, the Company sold certain assets associated with the Ditto segment, including intellectual property, exclusive manufacturing rights, certain software and intellectual property rights, equipment, brand names and product logos. The "Other" category includes products such as Bernoulli, floppy disks and other miscellaneous items.

The Company evaluates performance based on product profit margin (PPM) for each segment. Product profit margin is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing, research and development and selling, general and administrative expenses directly related to a segment's operations. The accounting policies of the segments are the same as those described in Note 1 "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. Segment assets consist of inventory and fixed assets. In 1997 and 1998, the

Company allocated corporate fixed assets to the operating segment based on capital expenditure and cost of sales ratios for the applicable operating segments. In 1999, corporate fixed assets were allocated based on capital expenditures for each operating segment.

The information in the following tables is derived directly from the segments' internal financial reporting information used for corporate management purposes. The expenses attributable to general corporate activity are not allocated to the operating segments.

Reportable Operating Segment Information

	1999	1998	1997
	(In millions)
Sales:
Zip	$1,203	$1,183	$1,159
Jaz	259	417	460
Clik!	13	2	—
ZipCD	24	—	—
Ditto	19	81	118
Other	7	11	3

Total sales	$1,525	$1,694	$1,740

Product profit margin (loss) before restructuring charges:
Zip	$239	$151	$286
Jaz	26	5	49
Clik!	(109)	(37)	(6)
ZipCD	(8)	—	—
Ditto	(14)	(14)	2
Other	(20)	(10)	(7)

Total product profit margin	114	95	324

Common (without restructuring allocated to PPM):
General corporate expenses	(113)	(170)	(147)
Restructuring charges	(66)	—	—
Interest income	6	4	7
Interest expense	(7)	(10)	(6)
Other expense	(5)	(2)	(1)

Income (loss) before income taxes	$(71)	$(83)	$177

Product profit margin (loss) after restructuring charges:
Zip	$239	$151	$286
Jaz	(1)	5	49
Clik!	(120)	(37)	(6)
ZipCD	(9)	—	—
Ditto	(19)	(14)	2
Other	(38)	(10)	(7)

Total product profit margin	52	95	324

Common (with restructuring allocated to PPM):
General corporate expenses	(113)	(170)	(147)
Restructuring charges	(4)	—	—
Interest income	6	4	7
Interest expense	(7)	(10)	(6)
Other expense	(5)	(2)	(1)

Income (loss) before income taxes	$(71)	$(83)	$177

Depreciation and amortization:
Zip	$49	$36	$19
Jaz	22	15	9
Clik!	8	1	—
ZipCD	—	—	—
Ditto	—	11	7
Other	11	5	4

Total depreciation and amortization	$90	$68	$39

Capital expenditures:
Zip	$9	$57	$54
Jaz	8	21	26
Clik!	9	15	1
ZipCD	—	—	—
Ditto	—	4	8
Other	21	—	—

Total capital expenditures	$47	$97	$89

Assets (1):
Zip	$157	$233	$243
Jaz	44	96	137
Clik!	14	18	1
ZipCD	2	—	—
Ditto	2	13	32
Other	13	13	9

Total assets	$232	$373	$422

(1)
Assets consist of inventory and net fixed assets as these are the only assets allocated to the applicable segments.

Geographic Information

A significant amount of the Company's revenues are generated outside of the United States. The Company has its European headquarters in Geneva, Switzerland and has its European distribution center in the Netherlands. The Company has a sales office in Singapore and a distribution center in Malaysia to support the existing customer base in Asia and further develop the sales region. The Company has manufacturing facilities in Malaysia and the United States. All sales from Malaysia are to affiliated companies. Inventory is transferred from the United States and Malaysian operations to affiliates at an arms-length price as determined by an independent economic study. Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study. Also, the Switzerland subsidiary pays the United States operations a royalty, determined by an independent economic study, for the rights to existing technologies. Following is a summary of the Company's United States and significant non-U.S. country revenues and the United States and significant non-U.S. country long-lived asset locations. Revenues are attributed to individual countries based on the location of sales to unaffiliated customers.

	1999	1998	1997
	(In millions)
Revenue:
United States	$969	$1,112	$1,039
Germany	83	95	136
Other countries	473	487	565

Total	$1,525	$1,694	$1,740

Long-lived assets (1):
United States	$99	$150	$120
Malaysia	39	47	49
France	28	39	—
Other countries	6	10	10

Total	$172	$246	$179

  (1)
  Long-lived assets consist of all long-term assets other than deferred tax assets.

(15) OTHER MATTERS

Significant Customers

During 1999, 1998 and 1997, sales to Ingram Micro, Inc. accounted for 15%, 16% and 14%, respectively, of the Company's consolidated sales. Sales to Ingram Micro, Inc. consisted of product sales from all of the Company's operating segments. No other customer accounted for 10% or more of consolidated sales.

Concentration of Credit Risk

The Company markets its products primarily through computer product distributors, retailers and OEMs. Accordingly, as the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors, certain large retailers and OEMs. At

December 31, 1999, the customers with the ten highest outstanding accounts receivable balances totaled $128.0 million or 53% of the gross accounts receivable, compared to $124.0 million, or 42% of gross accounts receivable, at December 31, 1998. At December 31, 1999, the outstanding accounts receivable balance from one customer was $44.0 million or 18% of gross accounts receivable, compared to the accounts receivable balance from one customer of $29.3 million, or 10% of gross accounts receivable, at December 31, 1998. If any one or a group of these customers' receivable balances should be deemed uncollectable, it would have a material adverse effect on the Company's results of operations and financial condition.

Related Party Transactions

In March 1998, the Company loaned Kim B. Edwards, former President and Chief Executive Officer of the Company $5,000,000 in the form of a full-recourse Secured Promissory Note (the "Note") pursuant to a Severance Agreement and General Release. The Note was paid in full by Mr. Edwards in the fourth quarter of 1999. The Note bore interest at the rate of 5.7% and was payable in five annual payments together with any accrued interest beginning in April 1999. The Note was secured by a first priority security interest in 2,561,000 shares of the Company's Common Stock owned by Edwards, the certificate was delivered to the Company as collateral. The Severance Agreement and General Release between Edwards and the Company included a non-competition and non-recruitment provision for consideration equal to the accrued interest on the Note, which was cancelled as a result of the full payment on the Note.

In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, pursuant to a series of three senior subordinated notes. The Company used internally generated funds to repay the principal and interest of $43.7 million associated with these notes upon their maturity on March 31, 1999 (see Note 6).

The Company paid $267,559 to Idanta Partners Ltd. to cover the cost of Mr. Dunn's salary, retirement benefits and health insurance while Mr. Dunn served as an executive officer of the Company from August through December of 1999. The Company also paid $44,765 to Idanta Partners Ltd. for the services of Jonathan Huberman from August 1999 to December 1999.

(16) QUARTERLY INFORMATION (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and December 31, 1998 (in thousands, except per share data):

Year ended December 31, 1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Sales	$386,212	$348,781	$356,625	$433,511	$1,525,129
Gross margin	93,736	75,761	86,649	113,427	369,573
Pre-tax income (loss)	877	(72,389)	(25,995)	26,250	(71,257)
Net income (loss)	569	(47,053)	(78,346)	21,341	(103,489)
Net income (loss) per common share:
Basic and diluted earnings per share	$0.00	$(0.17)	$(0.29)	$0.08	$(0.38)

Year ended December 31, 1998	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Sales	$407,500	$393,831	$391,766	$501,288	$1,694,385
Gross margin	102,136	94,224	87,647	138,927	422,934
Pre-tax income (loss)	(28,502)	(61,396)	(22,658)	29,131	(83,425)
Net income (loss)	(18,576)	(39,910)	(14,777)	19,041	(54,222)
Net income (loss) per common share:
Basic and diluted earnings per share	$(0.07)	$(0.15)	$(0.06)	$0.07	$(0.20)

Operating expenses for the second quarter 1999 included a $41.9 million pre-tax restructuring charge as a result of steps the Company took to organize along functional lines and to better position the Company for sustained profitable growth and improved asset management.

Operating expenses for the third quarter 1999 included a $20.5 million pre-tax restructuring charge as a result of restructuring actions initiated to consolidate worldwide disk manufacturing, refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Also included in the third quarter 1999 was an increase of $51.3 million in the Company's valuation reserve for deferred tax assets.

Cost of sales for the fourth quarter 1999 included $47.3 million of charges to reflect estimates of the net realizable value of inventory and equipment, and accruals for related purchase commitments associated with the Clik! platform. Operating expenses in the fourth quarter 1999 included a $3.4 million pre-tax restructuring charge for severance and benefits.

Operating expenses for the third quarter 1998 include a $11.1 million pre-tax charge related to purchased in-process technology as part of the Company's July 1998 acquisition of Nomai.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION
By:	/s/ BRUCE R. ALBERTSON Bruce R. Albertson Chief Executive Officer and President
Date: March 8, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRUCE R. ALBERTSON Bruce R. Albertson	Chief Executive Officer and President	March 8, 2000
/s/ PHILIP G. HUSBY Philip G. Husby	Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)	March 8, 2000
/s/ DAVID J. DUNN David J. Dunn	Chairman of the Board of Directors	March 8, 2000
/s/ ROBERT P. BERKOWITZ Robert P. Berkowitz	Director	March 8, 2000
/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Director	March 8, 2000
/s/ JOHN R. MYERS John R. Myers	Director	March 8, 2000
/s/ JOHN M. SEIDL John M. Seidl	Director	March 8, 2000
/s/ JAMES E. SIERK James E. Sierk	Director	March 8, 2000

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1999	$10,062	$11,576	$(5,730	)*	$15,908
Year ended December 31, 1998	$11,266	$805	$(2,009	)*	$10,062
Year ended December 31, 1997	$8,992	$3,598	$(1,324	)*	$11,266
PRICE PROTECTION AND VOLUME REBATES:
Year ended December 31, 1999	$47,596	$24,448	$(34,238	)**	$37,806
Year ended December 31, 1998	$28,499	$69,634	$(50,537	)**	$47,596
Year ended December 31, 1997	$17,041	$44,956	$(33,498	)**	$28,499

*
Represents write-offs of Accounts Receivable

**
Credits granted against Accounts Receivable

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8, File Nos. 2-87671, 33-13083, 33-20432, 33-23822, 33-41083, 33-54438, 33-59027, 33-62029, 333-15335, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079 and 333-78047.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 8, 2000

EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number			Description
3.(i).1			Restated Certificate of Incorporation of the Company, as amended.
3.(ii).1		(13)	By-Laws of the Company, as amended.
4.1		(5)	Indenture, dated March 13, 1996, between the Company and State Street Bank and Trust Company.
4.2		(3)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
4.3			Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted Instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
** 10.1		(1)	1981 Stock Option Plan of the Company, as amended.
** 10.2		(1)	1987 Stock Option Plan of the Company, as amended.
** 10.3		(1)	1987 Director Stock Option Plan of the Company, as amended.
** 10.4		(12)	1995 Director Stock Option Plan of the Company, as amended.
** 10.5		(2)	Form of Indemnification Agreement between the Company and each of its directors.
** 10.6		(12)	1997 Stock Incentive Plan, as amended.
** 10.7		(7)	Iomega Corporation Nonqualified Deferred Compensation Plan.
10.8		(5)	Indenture, dated March 13, 1996, between the Company and State Street Bank and Trust Company.
10.9		(8)	$200 million Credit Agreement, dated March 11, 1997.
10.9	(a)	(8)	Pledge Agreement, dated March 11, 1997.
10.9	(b)	(8)	Security Agreement, dated March 11, 1997.
10.9	(c)	(10)	First Amendment to $200 million Credit Agreement, dated January 23, 1998.
10.9	(d)	(11)	Waiver of Credit Agreement, dated March 29, 1998.
10.9	(e)	(13)	Amended and Restated Credit Agreement, dated July 15, 1998.
10.9	(f)	(15)	Amendment No. 1 to Credit Agreement, dated January 29, 1999.
10.9	(g)	(17)	Amendment No. 2 to Credit Agreement, dated June 15, 1999.
10.9	(h)	(18)	Waiver of Credit Facility Agreement, dated June 30, 1999.

10.9	(i)	(18)	Amendment No. 3 to Credit Agreement, dated October 14, 1999.
10.10		(6)	Lease Agreement, dated January 25, 1996 between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.
10.11		(10)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.
10.12		(11)	Letter Agreement between the Company and James E. Sierk, dated March 25, 1998.
10.13		(14)	Senior Subordinated Promissory Note Agreement, Idanta Partners Ltd. and Dunn Family Trust, dated July 8, 1998.
10.13	(a)	(14)	$20 Million Senior Subordinated Promissory Note, Idanta Partners Ltd., dated July 1, 1998.
10.13	(b)	(14)	$7.5 Million Senior Subordinated Promissory Note, Idanta Partners Ltd., dated July 8, 1998.
10.13	(c)	(14)	$12.5 Million Senior Subordinated Promissory Note, Dunn Family Trust, dated July 8, 1998.
** 10.14		(15)	Employment Letter, dated October 13, 1999, between the Company and Jodie K. Glore.
** 10.15		(15)	Form of Executive Employment Agreement between the Company and certain executive officers of the Company, dated October 1, 1998.
** 10.16		(16)	1999 Bonus Plan
** 10.17			Consulting Agreement, dated June 1, 1999, between the Company and James Taylor.
** 10.18			Employment letter, dated July 23, 1999, between the Company and Philip G. Husby.
** 10.19			Employment letter, dated November 10, 1999, between the Company and Bruce R. Albertson.
** 10.20			Separation Agreement, dated January 3, 2000, between the Company and James Taylor.
** 10.21			Separation Agreement, dated January 7, 2000, between the Company and Anton J. Radman Jr.
** 10.21	(a)		Consulting Services Agreement, dated January 7, 2000, between the Company and Anton J. Radman Jr.
10.22		(18)	Rights Agreement, dated July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
21.1			Subsidiaries of the Company.
23.1			Consent of Independent Public Accountants (appears on page 82 of this Annual Report on Form 10-K).

27.	Financial Data Schedule (only filed as part of electronic copy).

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

(3)
Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K filed on August 12, 1989 (File No. 0-11963).

(5)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (File No. 33-64995).

(6)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (File No. 0-11963).

(7)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-43775).

(8)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1997 (File No. 1-12333).

(9)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1997 (File No. 1-12333).

(10)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 1-12333).

(11)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1998 (File No. 1-12333).

(12)
Incorporated herein by reference to Appendix to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).

(13)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1998 (File No. 1-12333).

(14)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 27, 1998 (File No. 1-12333).

(15)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 1-12333).

(16)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999 (File No. 1-2333).

(17)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999 (File No. 1-2333).

(18)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1999 (File No. 1-12333).

QuickLinks

  PART I
  ITEM 1. BUSINESS:
  Iomega® Storage Solutions
  Products
  Marketing
  Sales
  OEMs, Licensees and Private Label
  Manufacturing
  Product Development
  Competition
  Proprietary Rights
  Employees
  Government Contracts
  Environmental Matters
  ITEM 2. PROPERTIES:
  ITEM 3. LEGAL PROCEEDINGS:
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
  EXECUTIVE OFFICERS OF THE COMPANY
  PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:
  Securities
  Price Range of Common Stock
  ITEM 6. SELECTED FINANCIAL DATA:
  Financial Conditions and Trends
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
  BUSINESS SEGMENT INFORMATION
  Sales, Units and Profit by Significant Business Segment
  RESULTS OF OPERATIONS
  Seasonality
  1999 As Compared to 1998
  1998 As Compared to 1997
  LIQUIDITY AND CAPITAL RESOURCES
  OTHER MATTERS
  FACTORS AFFECTING FUTURE OPERATING RESULTS
  DISCLOSURES ABOUT MARKET RISK
  YEAR 2000 READINESS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
  ITEM 11. EXECUTIVE COMPENSATION:
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
  PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
IOMEGA CORPORATION FORM 10-K ITEMS 8, 14(a) AND 14(d)
Index to Consolidated Financial Statements and Financial Statement Schedule
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except per share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
  Reportable Operating Segment Information
  Geographic Information
SIGNATURES
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
EXHIBIT INDEX