Form 10-K405/A
period 1999-12-31
IOMEGA CORP
filed 2000-03-14
CIK 352789

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment #1 to
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

EXPLANATORY NOTE

    The Amendment on Form 10-K/A to Iomega Corporation's Annual Report on Form 10-K as filed on March 14, 2000 amends and restates the original filing as follows:

1.
The title on the 1st page of the balance sheet has been changed to "Assets" instead of "Liabilities and Stockholder's Equity."

2.
"Lease Commitments" and "Purchase Commitments" have been changed in Note 5—"Commitments and Contingencies" to correct typographical and ordering errors.

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

  •
  Data backup

  •
  Attractive price, performance and features

The Company's products allow users to expand their primary storage capacity (generally provided by the hard disk drive incorporated in the computer or flash memory in the case of consumer electronic devices). The Zip, Jaz, Clik! and ZipCD drives can be easily connected or installed and offer unlimited additional storage capacity. The Company's Zip and Jaz products store data on high-capacity removable disks allowing personal computer ("PC") users to take programs and files from an office computer to use on a home or laptop computer, share or transfer programs and files and create easily-accessible backup copies of important electronic data. The Company's ZipCD products store data on leading CD formats including CD-Recordable, known as CD-R, which is recordable once, and CD-ReWritable, known as CD-RW, which is recordable multiple times. The Company's Clik! products store data on high-capacity removable disks, enabling users of various consumer electronic devices to have a removable storage solution for various handheld consumer electronic devices and notebook computers.

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

  •
  WINDOWS Magazine's "WinList" (Jaz and Zip)

  •
  MacHome Journal's "Best Removable Media" (Zip)

  •
  Digital Camera Magazine's "Editor's Choice Awards" (Zip)

  •
  Popular Science's "Best of What's New" (Clik!)

Zip Products

Since their introduction in March 1995, more than 33 million Zip drives and 200 million Zip disks have been shipped, including licensee shipments. Designed as an affordable mass-market product, Zip drives address multiple needs of personal computer users: data storage, archiving, hard drive expansion, data transportability, distributing files (including multimedia presentations), data security and backup. Zip drives provide high capacity and rapid access and can be used for a number of data storage purposes. The original Zip 100MB disks provide personal computer users (both PC and Mac®) with 70 times the capacity of, and up to 20 times faster performance than, traditional floppy disks. Zip drives operate with leading operating systems for personal computers and workstations, including Microsoft® Windows®2000, 98, 95, NT, 3.x and Apple® Macintosh® and OS/2. Software included with the Zip drives provides a data storage solution by helping users organize, copy, move and back up their data and offers software read/write protection, which further enables users to secure and protect their data. All Zip drive models feature a compact design, operation lights and a finger slot for easy cartridge insertion and removal. All external models feature a window for viewing the cartridge label.

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

Jaz 2GB Drive.  Due to the demand for an even higher capacity drive, the Company began shipping the Jaz 2GB drive, a 2-gigabyte storage solution, in February 1998. The removable Jaz 2GB drive utilizes an ultra-SCSI interface, includes a software suite and provides twice the capacity and faster performance than the original Jaz 1GB drive. With a maximum sustained transfer rate of 8MBs per second, the Jaz 2GB drive is fast enough to deliver full-screen, full-motion video. The Jaz 2GB drive is also capable of reading and writing to Jaz 1GB disks. The Jaz 2GB drive is available in both external and internal SCSI versions. Adapters are offered to connect the external drive to a PC's parallel port connector, or via a PCMCIA slot.

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

The Company's product development and marketing efforts are focused on several high-growth potential areas. Specifically, the Company's "Beyond PC", "Software Solutions" and "Secure Document Initiative"

programs are seeking to expand use of the Company's technologies into non-Iomega and non-PC platforms.

"Beyond PC" promotes use of the Company's storage technologies on digital products outside the traditional personal computer market. Zip and Clik! drives are being designed into or to work with game consoles, Internet appliances, set-top boxes, digital cameras, photo viewers, photo printers, audio devices, GPS and music players. During 1999, the Company announced agreements for "Beyond PC" products with Sega (game consoles), and AGFA (digital cameras), and non-binding letters of intent with Addonics, Optomedia Electronics Corporation, Sensory Science and Varo Vision Co. (all for MP3 music players) and Pharos (GPS). These new platforms and technologies all seek to leverage the removable storage benefits of Iomega's Zip and Clik! drives and disks and help promote convergence between technology platforms.

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
ASSETS
(In thousands)

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

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
			Additional Paid—In Capital	Deferred Compensation	Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balances at December 31, 1996	256,554,852	$8,551	$264,150	$(669)	$(4,363)	$66,581	$334,250
Sale of shares pursuant to exercise of stock options at an average price of $0.70 cash per share	5,693,693	190	3,801	—	—	—	3,991
Tax benefit from dispositions of employee stock	—	—	5,767	—	—	—	5,767
Amortization of deferred compensation	—	—	—	333	—	—	333
Purchase of 229,210 Common Shares at an average price of $7.57 cash per share	—	—	—	—	(1,736)	—	(1,736)
Conversion of convertible subordinated notes to Common Shares	10,129	—	50	—	—	—	50
Issuance of Common Shares under
Employee Stock Purchase Plan	6,156	—	58	—	—	—	58
Net income	—	—	—	—	—	115,352	115,352

Balances at December 31, 1997	262,264,830	8,741	273,826	(336)	(6,099)	181,933	458,065
Sale of shares pursuant to exercise of stock options at an average price of $0.68 cash per share	5,659,417	188	3,687	—	—	—	3,875
Tax benefit from dispositions of employee stock	—	—	7,435	—	—	—	7,435
Amortization of deferred compensation	—	—	—	168	—	—	168
Forfeiture of deferred compensation			(168)	168			—
Purchase of 43,467 Common Shares at an average price of $10.70 cash per share	—	—	—	—	(465)	—	(465)
Conversion of convertible subordinated notes to Common Shares	5,670	—	28	—	—	—	28
Issuance of Common Shares under Employee Stock Purchase Plan	222,532	7	1,322	—	—	—	1,329
Issuance of Restricted Common Shares to Directors in lieu of compensation	33,647	1	132	—	—	—	133
Issuance of 63,135 Treasury Shares at an average price of $6.65 to a Director in lieu of compensation	—	—	(56)	—	476	—	420
Net loss	—	—	—	—	—	(54,222)	(54,222)

Balances at December 31, 1998	268,186,096	8,937	286,206	—	(6,088)	127,711	416,766
Sale of shares pursuant to exercise of stock options at an average price of $1.54 cash per share	2,287,411	78	3,498	—	—	—	3,576
Tax benefit from dispositions of employee stock	—	—	2,145	—	—	—	2,145
Conversion of convertible subordinated notes to Common Shares	30,378	1	149	—	—	—	150
Issuance of Common Shares under Employee Stock Purchase Plan	274,194	9	1,328	—	—	—	1,337
Issuance of Common Shares to Directors in lieu of fees	53,690	2	301	—	—	—	303
Net loss	—	—	—	—	—	(103,489)	(103,489)

Balances at December 31, 1999	270,831,769	$9,027	$293,627	$—	$(6,088)	$24,222	$320,788

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

IOMEGA CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 8, 2000

EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number			Description
3.(i).1		*	Restated Certificate of Incorporation of the Company, as amended.
3.(ii).1		(13)	By-Laws of the Company, as amended.
4.1		(5)	Indenture, dated March 13, 1996, between the Company and State Street Bank and Trust Company.
4.2		(3)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
4.3			Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted Instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
** 10.1		(1)	1981 Stock Option Plan of the Company, as amended.
** 10.2		(1)	1987 Stock Option Plan of the Company, as amended.
** 10.3		(1)	1987 Director Stock Option Plan of the Company, as amended.
** 10.4		(12)	1995 Director Stock Option Plan of the Company, as amended.
** 10.5		(2)	Form of Indemnification Agreement between the Company and each of its directors.
** 10.6		(12)	1997 Stock Incentive Plan, as amended.
** 10.7		(7)	Iomega Corporation Nonqualified Deferred Compensation Plan.
10.8		(5)	Indenture, dated March 13, 1996, between the Company and State Street Bank and Trust Company.
10.9		(8)	$200 million Credit Agreement, dated March 11, 1997.
10.9	(a)	(8)	Pledge Agreement, dated March 11, 1997.
10.9	(b)	(8)	Security Agreement, dated March 11, 1997.
10.9	(c)	(10)	First Amendment to $200 million Credit Agreement, dated January 23, 1998.
10.9	(d)	(11)	Waiver of Credit Agreement, dated March 29, 1998.
10.9	(e)	(13)	Amended and Restated Credit Agreement, dated July 15, 1998.
10.9	(f)	(15)	Amendment No. 1 to Credit Agreement, dated January 29, 1999.
10.9	(g)	(17)	Amendment No. 2 to Credit Agreement, dated June 15, 1999.
10.9	(h)	(18)	Waiver of Credit Facility Agreement, dated June 30, 1999.

10.9	(i)	(18)	Amendment No. 3 to Credit Agreement, dated October 14, 1999.
10.10		(6)	Lease Agreement, dated January 25, 1996 between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.
10.11		(10)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.
10.12		(11)	Letter Agreement between the Company and James E. Sierk, dated March 25, 1998.
10.13		(14)	Senior Subordinated Promissory Note Agreement, Idanta Partners Ltd. and Dunn Family Trust, dated July 8, 1998.
10.13	(a)	(14)	$20 Million Senior Subordinated Promissory Note, Idanta Partners Ltd., dated July 1, 1998.
10.13	(b)	(14)	$7.5 Million Senior Subordinated Promissory Note, Idanta Partners Ltd., dated July 8, 1998.
10.13	(c)	(14)	$12.5 Million Senior Subordinated Promissory Note, Dunn Family Trust, dated July 8, 1998.
** 10.14		(15)	Employment Letter, dated October 13, 1999, between the Company and Jodie K. Glore.
** 10.15		(15)	Form of Executive Employment Agreement between the Company and certain executive officers of the Company, dated October 1, 1998.
** 10.16		(16)	1999 Bonus Plan
** 10.17		*	Consulting Agreement, dated June 1, 1999, between the Company and James Taylor.
** 10.18		*	Employment letter, dated July 23, 1999, between the Company and Philip G. Husby.
** 10.19		*	Employment letter, dated November 10, 1999, between the Company and Bruce R. Albertson.
** 10.20		*	Separation Agreement, dated January 3, 2000, between the Company and James Taylor.
** 10.21		*	Separation Agreement, dated January 7, 2000, between the Company and Anton J. Radman Jr.
** 10.21	(a)	*	Consulting Services Agreement, dated January 7, 2000, between the Company and Anton J. Radman Jr.
10.22		(18)	Rights Agreement, dated July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
21.1		*	Subsidiaries of the Company.
23.1			Consent of Independent Public Accountants (appears on page 82 of this Annual Report on Form 10-K).

27.	*	Financial Data Schedule (only filed as part of electronic copy).

*
These exhibits were previously filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 10, 2000 (File No. 1-12333).

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

EXPLANATORY NOTE
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
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (In thousands)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
IOMEGA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
  Reportable Operating Segment Information
  Geographic Information
SIGNATURES
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
EXHIBIT INDEX