Form 10-Q
period 2000-03-26
IOMEGA CORP
filed 2000-05-09
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

                         COMMISSION FILE NUMBER 1-12333

                                [GRAPHIC OMITTED]
                               Iomega Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                 86-0385884
  (State or other jurisdiction             IRS employer identification number)
 of incorporation or organization)

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

                                  Yes X   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 2000.

Common Stock, par value $.03 1/3                          270,610,590
(Title of each class)                                 (Number of shares)

                               IOMEGA CORPORATION

                                TABLE OF CONTENTS

                                                                            Page

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed consolidated balance sheets at March 26, 2000
              and December 31, 1999.....................................       3

         Condensed consolidated statements of operations for the quarters
              ended March 26, 2000 and March 28, 1999...................       5

         Condensed consolidated statements of cash flows for the quarters
              ended March 26, 2000 and March 28, 1999...................       6

         Notes to condensed consolidated financial statements...........       7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................      19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      33

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      34

Item 2.  Changes in Securities and Use of Proceeds......................      37

Item 4.  Submission of Matters to a Vote of Security Holders............      37

Item 6.  Exhibits and Reports on Form 8-K...............................      37

Signatures..............................................................      38

Exhibit Index...........................................................      39

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: expected increases in selling, general and administrative expenses and in research and development expenses; the impact on gross margins of the sales volumes of disks, sales mix between disks and drives, the sales mix between OEM and aftermarket channels and the sales mix between the Company's products; the expected sufficiency of cash, cash equivalent and temporary investment balances, cash flows from operations and available sources of financing; the impact of Clik!(TM), Zip(R) 250MB, ZipCD(TM) and other new products introduced or expected to be introduced during 1999 or 2000; the impact of new accounting pronouncements; the timing and impact of restructuring activities and other organizational changes; expected sales levels due to seasonal demand; anticipated hedging strategies; and, the possible effects of an adverse outcome in legal proceedings described in Item 1 of Part II. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q, and those set forth in Item 1 of Part II of this Quarterly Report on Form 10-Q. The factors discussed herein do not
reflect  the   potential   future  impact  of  any  mergers,   acquisitions   or
dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

----------------------------------
Copyright (C) 2000 Iomega Corporation. Iomega, Zip, Jaz, ZipCD, Clik!, Bernoulli, iomegadirect and the stylized "I" logo are either registered trademarks or trademarks of Iomega Corporation in the United state and/or other countries. Certain other product names, brand names and company name may be trademarks or designations of their respective owners.

                               IOMEGA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)

                                                   March 26,       December 31,
                                                        2000               1999
                                                -------------------------------
                                                  (Unaudited)

Current Assets:

    Cash and cash equivalents                    $  190,927          $  172,706
    Temporary investments                            82,502              38,209
    Trade receivables, less allowance for
      doubtful accounts of  $14,430 and
      $15,908, respectively                         160,340             188,482
    Inventories                                      84,588              94,626
    Income taxes receivable                          29,201              19,910
    Other current assets                             16,773              21,585
                                                -----------         -----------
       Total current assets                         564,331             535,518
                                                -----------         -----------

Property, plant and equipment, at cost              350,841             365,036
    Less:  Accumulated depreciation
           and amortization                        (230,176)           (227,336)
                                                -----------         -----------
    Net property, plant and equipment               120,665             137,700
                                                -----------         -----------

Intangibles, net                                     29,871              31,743
                                                -----------         -----------

Other assets                                          2,597               2,848
                                                -----------         -----------

                                                 $  717,464          $  707,809
                                                ===========         ===========














                                       3

                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                   March 26,       December 31,
                                                        2000               1999
                                                 -----------        -----------
                                                 (Unaudited)

Current liabilities:

    Accounts payable                              $  111,020         $  135,615
    Other current liabilities (Note 1)               180,498            198,993
    Current portion of capitalized
      lease obligations                                4,784              5,542
    Convertible subordinated notes,
      6.75%, due 2001                                 45,505                  -
                                                 -----------        -----------
      Total current liabilities                      341,807            340,150
                                                 -----------        -----------

Capitalized lease obligations,
    net of current portion                             1,058              1,366
                                                 -----------        -----------

Convertible subordinated notes,
    6.75%, due 2001                                        -             45,505
                                                 -----------        -----------

Commitments and contingencies (Note 7)

Stockholders' equity:

    Preferred Stock, $0.01 par value;
      authorized 4,350,000 shares;
      none issued                                          -                  -
    Series A Junior Participating
      Preferred Stock; authorized
      400,000 shares; none issued                          -                  -
    Series C Junior Participating
      Preferred Stock; authorized
      250,000 shares; none issued                          -                  -
    Common Stock,  $.03 1/3 par value;
      authorized  400,000,000  shares;
      issued 271,420,132 and 270,831,769
      shares at March 26, 2000 and
      December 31, 1999, respectively                  9,047              9,027
    Additional paid-in capital                       295,592            293,627
    Less:  809,542 Common Stock
           treasury shares, at cost                   (6,088)            (6,088)
    Retained earnings                                 76,048             24,222
                                                 -----------        -----------
       Total stockholders' equity                    374,599            320,788
                                                 -----------        -----------

                                                  $  717,464         $  707,809
                                                 ===========        ===========






                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                     For the Quarter Ended
                                                 -----------------------------
                                                   March 26,          March 28,
                                                        2000               1999
                                                 -----------        -----------
                                                 (Unaudited)

Sales                                              $ 344,897          $ 386,212
Cost of sales                                        216,990            292,476
                                                 -----------        -----------
Gross margin                                         127,907             93,736
                                                 -----------        -----------

Operating expenses:
    Selling, general and administrative               65,246             69,941
    Research and development                          11,130             20,713
                                                 -----------        -----------
      Total operating expenses                        76,376             90,654
                                                 -----------        -----------

Operating income                                      51,531              3,082
    Interest and other income (expense), net           1,233             (2,205)
                                                 -----------        -----------

Income before income taxes                            52,764                877
    Provision for income taxes                          (938)              (308)
                                                 -----------        -----------

Net income                                         $  51,826          $     569
                                                 ===========        ===========

Net income per common share:

    Basic                                          $    0.19         $     0.00
                                                 ===========        ===========
    Diluted                                        $    0.19         $     0.00
                                                 ===========        ===========

Weighted average common
shares outstanding (Note 1)                          270,448            268,390
                                                 ===========        ===========

Weighted average common
shares outstanding - assuming
  dilution (Note 1)                                  281,235            273,087
                                                 ===========        ===========






                      The accompanying notes to condensed
             consolidated financial statements are an integral part
                              of these statements.

                               IOMEGA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                       For the Quarter Ended
                                                  ------------------------------
                                                   March 26,          March 28,
                                                        2000               1999
                                                 -----------         -----------
                                                 (Unaudited)

Cash Flows from Operating Activities:

    Net income                                     $  51,826          $     569
    Non-Cash Revenue and Expense Adjustments:
      Depreciation and amortization                   23,739             22,271
      Deferred income taxes                                -              5,030
      Bad debts                                       (1,478)             1,800
      Tax benefit from dispositions
        of employee stock                                841                688
      Other                                            1,035                804
                                                 -----------         -----------
                                                      75,963             31,162
    Changes in Assets and Liabilities:
      Trade receivables                               29,620              4,302
      Inventories                                     10,038              7,114
      Other current assets                             4,812               (383)
      Accounts payable                               (24,595)           (16,776)
      Other current liabilities                      (18,495)           (12,163)
      Income taxes                                    (9,291)             2,150
                                                  -----------        -----------
Net cash provided by operating activities             68,052             15,406
                                                  -----------        -----------

Cash Flows from Investing Activities:

    Purchase of property, plant and equipment         (5,867)            (8,881)
    Purchase of temporary investments                (74,852)                  -
    Sale of temporary investments                     30,559                   -
    Net decrease (increase) in other assets              251             (3,647)
                                                  -----------        -----------
Net cash used in investing activities                (49,909)           (12,528)
                                                  -----------        -----------

Cash Flows from Financing Activities:

    Proceeds from sale of Common Stock                 1,144              2,681
    Payments on capitalized lease obligations         (1,066)            (1,868)
                                                  -----------        -----------
Net cash provided by financing activities                 78                813
                                                  -----------        -----------

Net Increase in Cash and Cash Equivalents              18,221             3,691
Cash and Cash Equivalents at Beginning of Period      172,706            90,273
                                                  -----------        -----------
Cash and Cash Equivalents at End of Period         $  190,927        $   93,964
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

                               IOMEGA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






(1)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of March 26, 2000 and December 31, 1999, the results of operations for the quarter ended March 26, 2000 and March 28, 1999 and cash flows for the quarter ended March 26, 2000 and March 28, 1999.

         The results of operations for the quarter ended March 26, 2000 are not necessarily indicative of the results to be expected for the entire year or for any future period.

         These unaudited, condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company's latest Annual Report on Form 10-K.

         Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation - These unaudited, condensed, consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

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

         In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $19.4 million and $29.8 million at March 26, 2000 and December 31, 1999, respectively, and is included in "Other current liabilities" in the accompanying condensed consolidated balance sheets.

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

         In addition, the Company records reserves at the time of shipment for estimated volume rebates. These reserves for volume rebates and price protection credits totaled $29.2 million and $37.8 million at March 26, 2000 and December 31, 1999, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets.

         Foreign Currency Translation - For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

         Cash and Cash Equivalents - For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates fair value.

         Temporary Investments - Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at March 26, 2000 and December 31, 1999 primarily consist of municipal notes, common bonds and paper, government securities, commercial paper and corporate notes, bonds and paper. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. At March 26, 2000, the Company has $72.6 million of its temporary investments as available-for-sale securities and the remaining $9.9 million as held-to-maturity. Due to the grade of the investments, the adjusted cost basis and the market value of the investments was not materially different at March 26, 2000 and no comprehensive income or loss was recorded for the first quarter of 2000. At December 31, 1999 the Company classified $18.3 million of its temporary investments as available-for-sale securities and the remaining $19.9 million as held-to-maturity. Due to the timing of purchases (all available-for-sale securities were purchased after December 28, 1999) and the grade of the investments, no comprehensive income or loss was recorded in 1999.

         Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                            March 26,              December 31,
                                                 2000                      1999
                                   ------------------         ------------------
                                                   (In thousands)
                  Raw materials           $    23,309               $    27,254
                  Work-in-process               4,803                     7,958
                  Finished goods               56,476                    59,414
                                          -----------               -----------

                                          $    84,588               $    94,626
                                          ===========               ===========

         Other Current Liabilities - Other current liabilities consist of the following:

                                            March 26,              December 31,
                                                 2000                      1999
                                   ------------------         ------------------
                                                   (In thousands)
      Accrued payroll, vacation
        and bonus                         $    15,819               $    13,189
      Deferred revenue                         19,390                    29,832
      Accrued warranty                         18,242                    17,211
      Accrued advertising                      36,433                    36,971
      Accrued restructuring charges            12,455                    17,843
      Purchase commitments                     14,463                    19,734
      Other accrued liabilities                63,696                    64,213
                                          -----------               -----------

                                           $  180,498                $  198,993
                                          ===========               ===========

         Reclassifications - Certain reclassifications were made to the prior periods' unaudited, condensed, consolidated financial statements to conform to the current period presentation.

         Net Income Per Common Share - Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter ended March 26, 2000 was determined under the assumption that the convertible subordinated notes were converted on January 1, 2000. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                              Net Income             Shares           Per Share
                                                              (Numerator)        (Denominator)          Amount
                                                              -----------        -------------          ------
                                                                    (In thousands, except per share data)
                                                                                                      >

         For the Quarter Ended:

         March 26, 2000

         Basic EPS                                             $  51,826              270,448            $  0.19
             Effect of options                                         -                1,571
             Effect of convertible subordinated notes                753                9,216
                                                             -----------          -----------
         Diluted EPS                                           $  52,579              281,235            $  0.19
                                                             ===========          ===========

         March 28, 1999

         Basic EPS                                             $     569              268,390            $  0.00
             Effect of options                                         -                4,697
             Effect of convertible subordinated notes                  -                    -
                                                             -----------          -----------
         Diluted EPS                                           $     569              273,087            $  0.00
                                                             ===========          ===========

         For the quarter ended March 28, 1999, convertible subordinated notes were not included in the calculation of diluted EPS as their inclusion would be antidilutive. For the quarters ended March 26, 2000 and March 28, 1999, there were outstanding options to purchase 9,045,814 and 6,314,873 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101. The Company is currently assessing the impact, if any, of SAB 101 on its financial statements.

(2)      INCOME TAXES

         For the quarter ended March 26, 2000, the Company recorded an income tax provision of $21.0 million on pre-tax income, partially offset by a $20.1 million decrease in the valuation allowance for net deferred income taxes. The significant components of the Company's deferred tax assets and liabilities are as follows:


                                             March 26, 2000   December 31, 1999
                                             ---------------  -----------------
                                                       (In thousands)

         Total deferred tax assets               $  108,610          $  125,361
         Total deferred tax liabilities             (43,076)            (37,347)
                                                -----------         -----------
         Net deferred tax assets                     65,534              88,014
         Less: valuation allowance                  (65,534)            (88,014)
                                                -----------         -----------

         Total net deferred taxes                $        -          $        -
                                                ===========         ===========

         During the first quarter of 2000, the Company decreased its deferred tax asset valuation allowance by approximately $20 million, to $66 million. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis. If the net deferred tax assets are reduced in the future, if the Company is substantially profitable, or if a portion or all of the valuation allowance is no longer deemed to be necessary, reductions in the valuation allowance will reduce future income tax provisions.

         As of March 26, 2000, the Company had approximately $12.7 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected the benefit of approximately $29.8 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2004.

         As of March 26, 2000, the Company had approximately $22.3 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the benefit of approximately $57.2 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2020.

         Additionally, as of March 26, 2000, the Company had approximately $30.5 million of domestic deferred tax assets net of deferred liabilities, which reflected the benefit of approximately $78.2 million in future tax deductions.

         Cash paid for income taxes was $0.9 million for the first three months of 2000 and $1.1 million for the corresponding period in 1999.

         U.S. taxes have not been provided for unremitted foreign earnings of approximately $112 million, which are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liability, if such amounts were remitted, would be approximately $43.6 million.

 (3)     DEBT

         Notes Payable - On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million. The Credit Facility expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of the Federal funds rate plus 2.75%, or at LIBOR plus 3.25%. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $75 million. Among other restrictions, the Credit Facility treats a change in control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, earnings before interest, taxes, depreciation and amortization ("EBITDA") and certain other covenants. There were no borrowings on the Company's Credit Facility during the first quarter of 2000. There were no borrowings outstanding at March 26, 2000. The Company is currently evaluating whether or not to replace the Credit Facility when it expires in July.

         Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing equipment, software, office furniture and other equipment. The leases have terms ranging from 36 to 60 months and mature at various dates through April 2002. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment, software and furniture.

         Cash paid for interest was $2.0 million and $2.3 million, respectively, for the first quarters of 2000 and 1999, including interest on capital leases. Included in interest expense for the first quarter of 2000 and 1999, was $0.5 million and $0.4 million, respectively, of amortization of deferred charges associated with obtaining the debt.

(4)      BUSINESS SEGMENT INFORMATION

         The Company has four reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz(R), ZipCD and Clik!. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company's ZipCD segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world and includes ZipCD disc and drive systems, which began shipping in limited quantities in August 1999. The Clik! segment involves the development, manufacture, distribution and sales of Clik! mobile drives, Clik! PC Card drives, Clik! OEM drives and Clik! disks for use with portable digital products such as digital cameras, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. Clik! products began shipping in limited quantities during the fourth quarter of 1998. The Company's restructuring charge in the third quarter of 1999 included charges relating to refocusing the Clik! product platform from the Clik! Mobile Drive to the newer Clik! PC Card and OEM drives. The Company recorded other non-restructuring charges to reflect a reduction in the estimated net realizable value of Clik! inventory and equipment and accruals for purchasing commitments in connection with Clik! PC Card drives and disks in the fourth quarter of 1999 and the first quarter of 2000. The "Other" category includes products such as Bernoulli(R), Ditto, floppy disks and other Nomai products and other miscellaneous items.

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

         Reportable Operating Segment Information:

                                                      For the Quarter Ended
                                                   ----------------------------
                                                   March 26,          March 28,
                                                        2000               1999
                                                 -----------        -----------
                                                          (In millions)

          Sales:
             Zip                                   $     278          $     302
             Jaz                                          52                 63
             ZipCD                                        11                  -
             Clik!                                         2                  5
             Other                                         2                 16
                                                 -----------        -----------

          Total sales                              $     345          $     386
                                                 ===========        ===========

          Product profit margin (loss):

             Zip                                  $       88         $       51
             Jaz                                          12                 (3)
             ZipCD                                         -                  -
             Clik!                                       (16)               (13)
             Other                                        (2)                (7)
                                                 -----------        -----------
          Total product profit margin                     82                 28
                                                 -----------        -----------

          Common:

             General corporate expenses                  (30)               (25)
             Interest and other income
              (expense), net                               1                 (2)
                                                 -----------        -----------
          Income before income taxes               $      53          $       1
                                                 ===========        ===========

(5)      RESTRUCTURING CHARGES

         During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects related to enhancements and accessories associated with the Jaz product platform and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. These actions included closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20.2 million for fixed assets and inventory related to the discontinuance of certain products and development projects related to enhancements and accessories associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; $4.7 million for workforce reduction costs, contract cancellation and other exit costs to consolidate the Company's operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were no indications of permanent impairment of the assets prior to the restructuring actions.

         In connection with the Company's second quarter 1999 restructuring actions, the Company terminated 466 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. The Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages into the third and fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. The majority of the fixed assets associated with the discontinued products and projects are tooling items, which are located outside of the United States. Due to various requirements in these countries, it is taking longer than expected to dispose of the assets. However, the Company still expects that the implementation of the second quarter 1999 restructuring plan will be complete by the end of June 2000.

         Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of March 26, 2000. Utilization of the second quarter 1999 restructuring reserves during the quarter ended March 26, 2000 is summarized below:


                                                 Balance                        Utilized                 Balance
                                            December 31, 1999             Cash          Non-Cash      March 26, 2000
                                            -----------------          -----------     ----------    ----------------
                                                                              (In thousands)


         Second Quarter 1999
         Restructuring Actions:
         Discontinued Products/Projects:
             Fixed assets (a)                      $     7,699      $         -        $        -       $     7,699
             Purchase commitments (b)                      717               (1)                -               716
             Inventory (a)                                 756                -              (224)              532

         Severance and benefits (b)                      1,594             (604)                -               990
         Other fixed asset charges (a)                   3,096               -                  -             3,096
         Lease terminations (b)                          2,368             (520)                -             1,848

         France/Scotland Consolidation:
             Contract cancellation (b)(c)                1,526             (112)                -             1,414
             Severance and benefits (b)                     40                -                 -                40
             Lease cancellations (a)                       169              (12)                -               157
             Fixed assets (a)                              217                -                 -               217
             Other exit costs (a)                           35                -                 -                35
                                                   -----------      -----------       -----------       -----------
                                                   $    18,217      $    (1,249)      $      (224)      $    16,744
                                                   ===========      ===========       ===========       ===========

         Balance Sheet Breakout:
             Inventory reserves                    $       756      $         -       $      (224)      $       532
             Fixed asset reserves                       10,674                -                 -            10,674
             Liabilities                                 6,787           (1,249)                -             5,538
                                                   -----------      -----------       -----------       -----------

                                                   $    18,217      $    (1,249)      $      (224)      $    16,744
                                                   ===========      ===========       ===========       ===========

             (a)  Amounts represent primarily non-cash charges.
             (b)  Amounts represent primarily cash charges.
             (c ) Amounts relate to commitments associated with the
                  manufacturing of floppy drives.


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

         In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company anticipates that the implementation of the restructuring actions within the United States will be substantially complete by the end of June 2000, with the remainder being completed in the third quarter of 2000. However, the legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation will take longer to utilize. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

         Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of March 26, 2000. Utilization of the second half 1999 restructuring reserves during the quarter ended March 26, 2000 is summarized below:


                                                      Balance                    Utilized                Balance
                                                 December 31, 1999        Cash          Non-Cash     March 26, 2000
                                                ------------------       ------        -----------   ----------------
                                                                         (In thousands)

         Second Half 1999
         Restructuring Actions:
         Clik! Streamlining:
             Fixed assets (a)                        $    2,121       $         -      $       (55)      $     2,066
             Purchase commitments (b)                     1,508                 -                -             1,508

         Manufacturing Cessation:
             Fixed assets (a)                             2,845                 -             (380)            2,465
             Other assets (a)                               275                 -                -               275
             Other commitments (b)                        2,940              (231)               -             2,709
             Severance and benefits (b)                   3,753            (2,007)               -             1,746

         Severance and benefits (b)                         125              (100)               -                25
                                                    -----------       -----------      -----------       -----------
                                                    $    13,567       $    (2,338)     $      (435)      $    10,794
                                                    ===========       ===========      ===========       ===========
         Balance Sheet Breakout:
             Fixed asset reserves (a)               $     4,966       $         -      $      (435)      $     4,531
             Other (a)                                       47                 -                -                47
             Inventory reserves (a)                         228                 -                -               228
             Liabilities (b)                              8,326            (2,338)               -             5,988
                                                    -----------        -----------      -----------       -----------
                                                    $    13,567       $    (2,338)     $      (435)      $    10,794
                                                    ===========       ===========      ===========       ===========

         (a) Amounts represent primarily non-cash charges.
         (b) Amounts represent primarily cash charges.

(6)      OTHER NON-RESTRUCTURING CHARGES

         During the first quarter of 2000, the Company recorded other non-restructuring charges of $7.4 million as cost of sales. The charges were comprised of $3.7 million for excess Clik! media manufacturing capacity, $2.8 million to reflect a reduction in the estimated net realizable value of Clik! PC Card drive inventory, $0.6 million for excess Clik! PC Card drive manufacturing capacity and $0.3 million for Clik! PC Card drive purchase commitments.

(7)      COMMITMENTS AND CONTINGENCIES

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle
         County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, and negligent design, manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the Attorney General of the State of Delaware filed a brief in opposition. The Court has not yet decided the motion. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident. The Company has opposed that motion which has not yet been decided. In connection with the same matter, on February 28, 2000, two of the plaintiffs served on the Company a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of others similarly situated in the State of Texas, and demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. The Company intends to vigorously defend against this suit and the Texas claim. Although the Company does not expect this suit or the Texas claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

(8)      OTHER MATTERS

         Significant Customers - During the quarter ended March 28, 1999, sales to Ingram Micro, Inc. accounted for 14.3% of consolidated sales. No other single customer accounted for more than 10% of the Company's sales for the quarters ended March 26, 2000 or March 28, 1999.

         Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At March 26, 2000, outstanding forward exchange sales (purchase) contracts, which all mature in June 2000, were as follows:


                                                       Contracted          Spot
                  Currency              Amount        Forward Rate         Rate
                  -----------         -----------    --------------       ------

                  Australian Dollar       160,000               .61          .61
                  European Euro        12,900,000              1.03         1.02
                  Japanese Yen       (565,000,000)           105.35       106.99
                  Singapore Dollar      2,090,000              1.70         1.72
                  Swiss Franc          (3,360,000)             1.66         1.62

         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At March 26, 2000, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counter-party.

 (9)     SUBSEQUENT EVENT

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" which is effective July 1, 2000. Interpretation 44 establishes accounting and reporting standards for companies to report information about certain types of stock compensation programs, particularly those that require variable plan accounting.

         On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program (the "Exchange Program"), pursuant to which the Company is granting new stock options in exchange for currently outstanding stock options which have an exercise price above $3.59. Under Interpretation No. 44, new options issued under the Exchange Program will be subject to variable plan accounting. Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above the repriced exercise price. This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. Any subsequent decreases in the market value of the Company's Common Stock would result in a reversal of compensation expense previously recognized. Compensation expense can be reversed only to the extent previously recognized for each option. For exchanged options that are not vested, the increase or decrease in value, as the case may be, is recorded as deferred compensation and amortized into income over the new option's vesting period based on the ratio of the number of periods outstanding over the vesting period. This calculation requires that the beginning period in the ratio equal the original option grant date, thereby decreasing the amount to be deferred into later periods. The charges will be non-cash items.

         The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on the number of options exchanged, quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the next ten years. Moreover, because the precise amount of the compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any period.

                               IOMEGA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

The Company has four reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, ZipCD and Clik!. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company's ZipCD segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world and includes ZipCD disc and drive systems, which began shipping in limited quantities in August 1999. The Clik! segment involves the development, manufacture, distribution and sales of Clik! mobile drives, Clik! PC Card drives, Clik! OEM drives and Clik! disks for use with portable digital products such as digital cameras, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. Clik! products began shipping in limited quantities during the fourth quarter of 1998. The Company's restructuring charge in the third quarter of 1999 included charges relating to refocusing the Clik! product platform from the Clik! Mobile Drive to the newer Clik! PC Card and OEM drives. The Company recorded other non-restructuring charges to reflect a reduction in the estimated net realizable value of Clik! inventory and equipment and accruals for purchasing commitments in connection with Clik! PC Card drives and disks in the fourth quarter of 1999 and the first quarter of 2000. The "Other" category includes products such as Bernoulli, Ditto, floppy disks and other Nomai products and other miscellaneous items.

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

Reportable Operating Segment Information:

                                                      For the Quarter Ended
                                                   ----------------------------
                                                   March 26,          March 28,
                                                        2000               1999
                                                 -----------        -----------
                                                          (In millions)

          Sales:
             Zip                                   $     278          $     302
             Jaz                                          52                 63
             ZipCD                                        11                  -
             Clik!                                         2                  5
             Other                                         2                 16
                                                 -----------        -----------

          Total sales                              $     345          $     386
                                                 ===========        ===========

          Product profit margin (loss):

             Zip                                  $       88         $       51
             Jaz                                          12                 (3)
             ZipCD                                         -                  -
             Clik!                                       (16)               (13)
             Other                                        (2)                (7)
                                                 -----------        -----------
          Total product profit margin                     82                 28
                                                 -----------        -----------

          Common:

             General corporate expenses                  (30)               (25)
             Interest and other income
              (expense), net                               1                 (2)
                                                 -----------        -----------
          Income before income taxes               $      53          $       1
                                                 ===========        ===========

RESULTS OF OPERATIONS

The Company reported sales of $344.9 million and net income of $51.8 million, or $0.19 per diluted share, for the first quarter of 2000, which included $20.1 million, or $.07 per diluted share, attributable to a decrease in the valuation allowance for net deferred tax assets. This compares to sales of $386.2 million and net income of $0.6 million, or $0.00 per diluted share, in the first quarter of 1999.

SALES

Sales for the quarter ended March 26, 2000 decreased by $41.3 million, or 10.7%, when compared to the corresponding period of 1999. This decrease was primarily a result of reduced Zip drive and disk volumes, discontinued Ditto drive sales and reduced Jaz drive volumes, offset in part by sales of recently introduced ZipCD products. Total drive sales of $194.6 million decreased by 17.2% as compared to the first quarter of 1999. Total drive unit shipments for the quarter ended March 26, 2000 decreased by 14.5% as compared to the first quarter of 1999. Total disk sales of $149.6 million decreased by 1.3% as compared to the first quarter of 1999. Total disk unit shipments for the quarter ended March 26, 2000 decreased by 5.1% as compared to the first quarter of 1999.

Zip product sales in the first quarter of 2000 totaled $278.5 million, representing a decrease of 7.7% from the first quarter of 1999. Sales of Zip products represented 80.8% of total sales for the first quarter of 2000, compared to 78.1% in the corresponding period of 1999. The Company's Zip drive unit shipments decreased by 20.8% from the first quarter of 1999, while Zip disk unit shipments decreased by 5.0%. The Company's Zip drive unit shipments decreased primarily as a result of lower demand for Zip drives in the OEM channel. Sales of Zip OEM drives (excluding licensee shipments) accounted for approximately 37% of total Zip drive shipments in the first quarter of 2000, compared to 48% in the first quarter of 1999.

Jaz product sales in the first quarter of 2000 totaled $51.8 million, representing a decrease of 18.1% from the first quarter of 1999. Sales of Jaz products represented 15.0% of total sales for the first quarter of 2000, compared to 16.2% in the corresponding period of 1999. Jaz drive unit shipments decreased by 36.4% as compared to the first quarter of 1999, while Jaz disk unit shipments increased by 5.0%.

ZipCD product sales in the first quarter of 2000 totaled $10.8 million, or 3.1% of total sales. The Company began shipping ZipCD products in limited quantities in August 1999.

Clik! product sales in the first quarter of 2000 totaled $2.1 million, representing a decrease of $3.0 million, or 59.7%, from the first quarter of 1999. Sales of Clik! products represented 0.6% of total sales in the first quarter of 2000, compared to 1.3% in the corresponding period of 1999. Clik! drive unit shipments decreased by 41.7% as compared to the first quarter of 1999, while Clik! disk shipments increased by 129.8%.

Geographically, sales in the Americas totaled $217.5 million, or 63.1% of total sales, in the first quarter of 2000, as compared to $250 million, or 64.7% of total sales, in the first quarter of 1999. This decrease was primarily due to decreased Zip and Jaz sales, partially offset by ZipCD sales. Sales in Europe totaled $95.0 million, or 27.5% of total sales, in the first quarter of 2000, as compared to $103.3 million, or 26.7% of total sales, in the first quarter of 1999. This decrease was primarily due to decreased Zip sales, partially offset by increased Jaz and ZipCD sales. Sales in Asia totaled $32.5 million, or 9.4% of total sales, in the first quarter of 2000, as compared to $32.9 million, or 8.5% of total sales, in the first quarter of 1999.

GROSS MARGIN

The Company's overall gross margin was $127.9 million, or 37.1%, in the first quarter of 2000, as compared to $93.7 million, or 24.3%, in the first quarter of 1999. This increase in gross margin was due primarily to increased Zip and Jaz gross margins as a result of an increased mix of higher margin Zip 250MB drives (most of which are sold as higher margin aftermarket products), Jaz disks and lower manufacturing and operating costs in Zip and Jaz during the first quarter of 2000.

Future gross margin percentage will be impacted by the sales mix between retail and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels, and by the sales mix of Zip 100MB and Zip 250MB drives and disks. Gross margins for the remainder of 2000 will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, and on the mix between disks and drives and the mix between Zip, Jaz, ZipCD and Clik! products.

SEGMENT PRODUCT PROFIT MARGIN

Zip segment product profit margin of $87.9 million, or 31.6% of Zip sales, increased by $36.7 million, or 71.7%, in the first quarter of 2000 when compared to Zip segment product profit margin of $51.2 million, or 17.0% of Zip sales, in the first quarter of 1999. This increase was primarily due to an increased mix of higher margin Zip 250MB drives, a higher mix of aftermarket sales and decreased Zip manufacturing and operating expenses. The first quarter improvements were partially offset by a decrease in shipments of higher margin Zip disks and lower overall volume shipments of drives and disks.

Jaz segment product profit margin of $12.4 million, or 24.0% of Jaz sales, increased by $15.5 million in the first quarter of 2000 when compared to Jaz segment product loss of $3.0 million in the first quarter of 1999. This increase was primarily due to decreased manufacturing and operating costs and an increase in Jaz disk shipments.

ZipCD segment product loss was $0.1 million for the first quarter of 2000. The Company began shipping ZipCD products in limited quantities during August 1999.

Clik! segment product loss of $16.3 million increased by approximately $3.2 million in the first quarter of 2000 when compared to Clik! segment product loss of $13.0 million in the first quarter of 1999. The Clik! segment product loss in the first quarter of 2000 included a charge of $7.4 million to reflect a reduction in the estimated net realizable value of inventory and equipment associated with the Clik! PC Card drive and Clik! media. This charge was partially offset by lower operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $65.2 million for the first quarter of 2000 decreased by $4.7 million primarily due to decreased sales and product management costs, when compared to the corresponding quarter of 1999. However, selling, general and administrative expenses increased as a percentage of sales to 18.9% for the first quarter of 2000, from 18.1% in the corresponding quarter of 1999, primarily as a result of a decrease in sales during the first quarter of 2000. Management expects selling, general and administrative expenses, in absolute dollars, to increase from first quarter 2000 levels during the remainder of 2000 due to planned additional advertising and promotional expenses in the United States, Europe, Asia and Latin America.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $11.1 million for the first quarter of 2000 decreased by $9.6 million, or 46.3%, when compared to the first quarter of 1999, and decreased as a percentage of sales to 3.2% in the first quarter of 2000, from 5.4% in the first quarter 1999. The decrease in research and development expenses for the first quarter of 2000 was due primarily to decreased spending for development of Zip, Jaz and Clik! products, which was partially offset by increased spending for ZipCD products and other new product development in the first quarter of 2000. Management expects research and development expenses, in absolute dollars, to increase from first quarter 2000 levels during the remainder of 2000 as a result of planned increases in resources dedicated to new product development and existing product enhancements.

INTEREST AND OTHER INCOME/EXPENSE

Interest income of $3.5 million in the first quarter of 2000 increased from $1.1 million in the first quarter of 1999. Higher average cash and investment balances during the first quarter 2000 resulted in an increase in interest income when compared to the corresponding quarter of 1999.

Interest expense of $1.4 million during the first quarter of 2000 decreased from $2.8 million in the first quarter of 1999. In July 1998, the Company entered into a debt agreement with Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, under which the Company borrowed $40 million pursuant to a series of three notes. The Company repaid the principal and interest associated with these notes upon their maturity on March 31, 1999.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the quarter ended March 26, 2000, the Company recorded an income tax provision of $21.0 million on pre-tax income, partially offset by a $20.1 million decrease in the valuation allowance for net deferred income taxes.

During the first quarter of 2000, the Company decreased its deferred tax asset valuation allowance by approximately $20 million, to $66 million. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis. If the net deferred tax assets are reduced in the future, if the Company is substantially profitable, or if a portion or all of the valuation allowance is no longer deemed to be necessary, reductions in the valuation allowance will reduce future income tax provisions.

As of March 26, 2000, the Company had approximately $12.7 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected the benefit of approximately $29.8 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2004.

As of March 26, 2000, the Company had approximately $22.3 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the benefit of approximately $57.2 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2020.

Additionally, as of March 26, 2000, the Company had approximately $30.5 million of domestic deferred tax assets net of deferred liabilities, which reflected the benefit of approximately $78.2 million in future tax deductions.

SEASONALITY

The Company sells its products primarily through computer product distributors, retailers and OEMs. The Company's Zip products are targeted primarily to the retail consumer and enterprise markets and to personal computer OEMs. The Company's Jaz products are targeted primarily to the business professional market. The Company's ZipCD products are targeted to the retail consumer and enterprise markets. The Company's Clik! products are targeted to the enterprise market and to various consumer electronics device OEMs.

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

LIQUIDITY AND CAPITAL RESOURCES

At March  26,  2000,  the  Company  had cash,  cash  equivalents  and  temporary investments of $273.4 million compared to $210.9 at December 31, 1999, an increase of $62.5 million. Working capital of $222.5 million increased by $27.1 million when compared to $195.4 million at December 31, 1999, primarily due to increases in cash, cash equivalents and temporary investments and decreases in accounts payable and other current liabilities, partially offset by decreases in trade receivables and the classification of convertible subordinated notes to current liabilities. The Company's ratio of current assets to current liabilities of 1.7 to 1 increased slightly compared to 1.6 to 1 at December 31, 1999. During the quarter ended March 26, 2000, cash provided by operating activities amounted to $68.1 million. The primary components were net income, non-cash expense adjustments, reductions in accounts receivable and inventory, partially offset by decreases in accounts payable and other current liabilities and an increase in income taxes receivable. This cash was used in part to purchase property, plant and equipment of $5.9 million and pay notes payable and leases of $1.1 million.

The decrease in accounts receivable was due primarily to the timing of sales and collections during the quarter and the decrease in sales volume during the quarter. The decrease in inventory was due to the write-down of Clik! inventory and improved management of foreign inventory levels. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments to vendors. The decrease in other current liabilities was due to a combination of decreases in deferred revenue, accrued restructuring charges and purchase commitments that were partially offset by increases in accrued payroll and various other accrued liabilities. The increase in income taxes receivable was due primarily to refundable foreign withholdings on dividends.

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended. The Credit Facility expires on July 14, 2000 and is secured by accounts receivable, domestic inventory, domestic intellectual property, general intangibles, equipment, personal property, investment property and a pledge of 65% of the stock of certain of the Company's subsidiaries. Under the Credit Facility, the Company may borrow at a base rate, which is the higher of prime or the sum of the Federal funds rate plus 2.75%, or at LIBOR plus 3.25%. Borrowing availability under the Credit Facility is based on an agreed upon advance rate on receivables and inventory not to exceed $75 million. Among other restrictions, the Credit Facility treats a change of control (as defined) as an event of default and requires the maintenance of minimum levels of consolidated tangible net worth, EBITDA and certain other covenants. There were no borrowings on the Company's Credit Facility during the first quarter of 2000. There were no borrowings outstanding at March 26, 2000. The Company is currently evaluating whether or not to replace the Credit Facility when it expires in July.

The current and long-term portions of capitalized lease obligations at March 26, 2000 were $4.8 million and $1.1 million, respectively. In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The proceeds of these notes were used for the cash purchase of Nomai. The Company used internally generated funds to repay the principal and interest associated with the notes upon their maturity on March 31, 1999.

The Company had $45.5 million of convertible subordinated notes outstanding at March 26, 2000, which bear interest at 6.75% per year and mature on March 15, 2001. These notes have been classified as short-term at March 26, 2000 since they mature in less than a year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101. The Company is currently assessing the impact, if any, of SAB 101 on its financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's future operating results will depend in large part on the success of its Zip, Jaz, ZipCD and Clik! products in the market. Although the Company believes there is market demand for removable data storage solutions for personal computers and other devices, there can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which Zip, Jaz, ZipCD and Clik! achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions (existing, announced or unannounced) introduced by other vendors, including, without limitation, the LS-120 (or SuperDisk) (product co-developed by the consortium of Compaq Computer, Imation, O.R. Technology and MKE), the HiFD (product co-developed by Sony Corporation and Fuji Photo Film Co., Ltd.), the "it" drive (product in development by Caleb Technology Corporation), the Orb (product developed by Castlewood Systems, Inc.), the Pro-FD (product in development by Samsung Electro-Mechanics Co., Ltd.), the Microdrive (product developed by IBM), the Memory Stick (product developed by Sony Corporation), Compact Flash (product developed by Sandisk), SmartMedia (product developed by Toshiba), CD-R, CD-RW and DVD drives and media and announced products in development by Terastor Corporation; the success of any third party in creating and marketing media, compatible with the Company's proprietary media, and intended for use with the Company's drive products; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company's drives; the ability of the Company to create demand for Zip, Jaz, ZipCD and Clik!, including demand from leading personal computer and other manufacturers; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers and other products with which the Company's products can be used.

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

Sales of Zip products in 1999 and in the first quarter of 2000 accounted for a significant majority of the Company's revenues. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, the sales levels experienced by the Company in 1999 and the first quarter of 2000 should not be assumed to be an indication of future sales levels. In addition, the Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income and cash flow. In addition, the Company's stock price, like other high technology companies' stock prices, could be subject to changes in analysts' earning estimates, announcements of new products or developments by the Company or its competitors, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.

Sales of Zip drives to OEM customers accounted for approximately 37% of total Zip drive shipments in the first quarter of 2000 and over 51% during the entire year of 1999. The level of future sales of Zip drives to OEM customers will depend in great part on the Company's ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive.

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

The Company's ZipCD drive represents the Company's first CD-RW product and its initial entry into the optical storage market. Market acceptance of the ZipCD product, which began shipping in limited quantities in August 1999, is not yet known. In addition, the impact of ZipCD on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales. Moreover, the Company's business strategy for ZipCD is different from its strategy for its other products because ZipCD does not include proprietary media and thus has lower overall margins. Therefore, the success of ZipCD will depend on margin contributions from the drive products which the Company purchases for resale from a third party manufacturer. The CD-RW drive market is very competitive and includes a number of established participants. Accordingly, there are additional risks that the ZipCD product will not achieve significant market acceptance or otherwise be successful.

The Company's Clik! products represent the Company's first products which are targeted to digital camera and other portable consumer electronics manufacturers in addition to the personal computer markets. The Company does not have prior experience in consumer electronics channels; and, accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful. The Company has introduced four different models of the Clik! drive in addition to a Clik! OEM drive. Three of these models, the Clik! drive for Digital Cameras, the Clik! Drive Plus and the Clik! Drive for Mobile Computers, each of which began shipping in limited quantities in December 1998, were marketed as add-on storage solutions to digital cameras that use various formats of flash memory. The Company began shipping the fourth model, the Clik! PC Card drive, in limited quantities in June 1999, and is currently marketing this product to notebook and sub-notebook computer users. The impact of the Clik! PC Card drive on the Company's other storage solutions has not yet been determined and may have an adverse impact on future sales.
During the third quarter of 1999, the Company recorded a restructuring charge that included costs to refocus the Clik! product platform on the newer Clik! PC Card and OEM drives, which began shipping in the second half of 1999. Additionally, the Company took charges in the fourth quarter of 1999 totaling $47.3 million relating to the Clik! platform to reflect estimates of net realizable value of inventory and equipment and accruals for related purchase commitments. The Company took additional charges of $7.4 million during the first quarter of 2000 to reflect a reduction in the estimated net realizable value of inventory and equipment associated with the Clik! PC Card drive and Clik! media. After these charges, net assets and commitments related to the Clik! platform were approximately $10 million as of March 26, 2000. Although the Company is making significant efforts to develop applications for the Clik! platform and believes the products have potential in the enterprise and OEM markets, there is no assurance the Company will not take additional charges associated with the Clik! platform in the future. Market acceptance of Clik! products as a storage solution for digital cameras and other electronic devices is dependent upon obtaining a significant market presence and establishing OEM relationships with digital camera manufacturers, who produce digital cameras incorporating built-in Clik! drives, and other portable consumer electronic manufacturers. To date, only one digital camera incorporating Clik! as a built-in drive, which the Company refers to as an OEM drive, has been introduced and begun shipping.

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

The Company's business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers could represent a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing  costs of its  products,  thus  enabling  the  Company to sell its products at lower prices. During the past several years, the Company has implemented a number of programs, including Six Sigma quality initiatives, which have resulted in substantial product and process quality improvements and reduced costs. Through these and other programs, the Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company's products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; and decreasing defect rates. This is particularly true for the Company's OEM business, as OEM customers are particularly price sensitive. As new and competing removable-media storage solutions are introduced, it is possible that any such solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard or achieve a leading market position. If such is the case, the Company's products may not be commercially successful.

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

The factors described above for Zip, Jaz, ZipCD and Clik! products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products. Future operating results will also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products and also includes the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company depends on independent parties for the supply of critical components for its products. Many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip 250MB disks and Clik! disks are currently obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from L.S.I. Logic Corporation and Texas Instruments, media used in Jaz disks is currently obtained exclusively from HMT Technology, motors used in Jaz and Clik! drives are obtained exclusively from Nidec Corporation, head stack assemblies (HSAs) used in Jaz drives are obtained exclusively from Read Rite International and HSAs used in Zip notebook and Clik! drives are obtained exclusively from SAE Magnetics. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely basis. The Company continues to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. Sales may be adversely affected for all of these or similar reasons in the future.

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

As mentioned above, the Company purchases the majority of its components on purchase orders. These purchase orders generally extend one to two quarters in the future or less based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand and therefore could result in excess capacity and purchase commitments.

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

The Company intends to expand its international operations into Latin America during 2000. This will require the Company to add at least some new infrastructure in Latin America resulting in an increase in operating expenses that will not necessarily be offset by an increase in revenue or gross margins. In addition, the Latin America economy is not as mature as the economy in the countries that the Company currently does business. This could result in an increased exposure associated with the collectibility of customer accounts.

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

On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program (the "Exchange Program"), pursuant to which the Company is granting new stock options in exchange for currently outstanding stock options which have an exercise price above $3.59. The new options issued under the Exchange Program will be subject to variable plan accounting. Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above the repriced exercise price. This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on the number of options exchanged, quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the next ten years. Moreover, because the precise amount of the compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any period.

Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage increasing volumes of production and an increasingly complex business, transportation issues, product and component pricing, competition, technological changes and advances, adoption of technology or communications standards affecting the Company's products, intellectual property rights, litigation, general economic conditions, changes or slowdowns in overall market demand for personal computer products.

Disclosures About Market Risk

The Company is exposed to various interest rate and foreign currency exchange rate risks that arise in the normal course of business. If necessary, the Company primarily uses borrowings comprised normally of variable rate debt to finance its operations. The Company did not have any significant debt outstanding at March 26, 2000 except for $45 million in convertible subordinated notes (fixed rate of 6.75%).

The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company's functional currency is the U.S. dollar. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when re-measured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statement of cash flows.

The fair value of the Corporation's long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of March 26, 2000, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Disclosures About Market Risk".

IOMEGA CORPORATION

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as set forth below or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in management's opinion, there are no significant legal proceedings, to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on May 27, 1998, Scott D. Ora filed a complaint against the Company and other parties. The action, captioned Ora v. Iomega Corporation, et al., was filed in Superior Court of the State of California for the County of Los Angeles and alleged that the Company and certain of its former officers violated certain federal and state securities laws and alleged that Kim B. Edwards, former Chief Executive Officer and director of the Company, breached his duties as a director of the Company. The Company successfully removed the action to the United State District Court for the Central District of California. On February 9, 1999, the Court dismissed five of the complaints original seven causes of action. On August 18, 1999, the Court dismissed the remaining two causes of action, but gave Ora the opportunity to file an amended complaint with respect to those two counts. On November 1, 1999, Ora filed an amended complaint repleading the two causes of action dismissed on August 18, 1999 and bringing two new related conspiracy causes of action. The amended complaint seeks an unspecified amount of damages. On December 15, 1999, the Company and the individual defendants filed a motion to dismiss the amended complaint. On April 12, 2000, the Court dismissed the amended complaint in its entirety, entering judgement in the Company's favor. The plaintiff has thirty days from the entry of judgment in which to request an appeal of the Court's decision. The Company intends to defend vigorously against this suit should there be an appeal.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, and negligent design, manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the Attorney General of the State of Delaware filed a brief in opposition. The Court has not yet decided the motion. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident. The Company has opposed that motion which has not yet been decided. In connection with the same matter, on February 28, 2000, two of the plaintiffs served on the Company a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of others similarly situated in the State of Texas, and demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. The Company intends to vigorously defend against this suit and the Texas claim. Although the Company does not expect this suit or the Texas claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court in the District of Utah for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks "Iomega", "Zip" and "Jaz". The complaint further alleged that Castlewood had engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. The complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. Additionally, on September 20, 1999, the Company initiated litigation against Motek, a French retailer of Castlewood's products, in the Paris District Court. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company's U.S. Patent No. 6,049,444. The Company's complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood's response to the complaint is due on or before June 6, 2000. The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on February 18, 2000, Maitre Jean-Jacques Savenier, the Commissaire a l'execution du Plan (bankruptcy trustee) filed a complaint against the Company's subsidiary, Nomai. Maitre Jean-Jacques Savenier claims that Nomai has not complied with investments and employment related commitments made by Nomai's former management before the Commercial Court in 1997. In 1997, Nomai acquired certain assets from RPS Media SA in bankruptcy, with the consent and under the supervision of the Commercial Court of Albi, pursuant to French bankruptcy law provisions. The action seeks a daily penalty against Nomai of FF 100,000 (approximately $15,000) until Nomai invests FF 48,000,000 (approximately $7.4 million) and hires 100 people. The Company intends to vigorously defend against the lawsuit. On February 22, 2000, the Company demanded indemnification on this claim against Nomai from the principal shareholders of Nomai pursuant to the Stock Purchase Agreement with the Company. The submission of this claim against the principal shareholders increases the Company's claim against the escrow account and individual shareholders from $11 million to approximately $19 million. At an April 18, 2000 hearing, the court declined to rule on the bankruptcy trustee's demand for performance of the alleged commitments and took the matter under advisement.

It is the opinion of management, after discussions with legal counsel, that, except as discussed above, the ultimate dispositions of these lawsuits and claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the first quarter of 2000 that were not registered under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company's Annual Meeting of Stockholders was held on April 19, 2000. The following proposals were adopted by the vote specified below:


Proposal                                           For            Against/Withheld       Abstain      Broker Non-Votes
------------------------------               ------------        ------------------   -------------   ------------------
1. Election of Directors:
     Robert P. Berkowitz                      239,455,544                4,669,086               -              -
     John R. Myers                            239,434,206                4,690,424               -              -

2. Approval of the Employee
   Stock Option Exchange Program              225,550,944               16,966,570       1,607,114              -

3. Ratification of Arthur Andersen LLP
   as Independent Auditors                    240,890,998                2,323,463         910,159              -

In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Bruce
R. Albertson, Jonathan S. Huberman, David J. Dunn, James E. Sierk and John M. Seidl.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

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

                                           IOMEGA CORPORATION
                                           ------------------
                                           (Registrant)



                                           /s/ Bruce R. Albertson
                                           -------------------------------------
Dated:  May 9, 2000                        Bruce R. Albertson
                                           Chief Executive Officer and President



                                          /s/ Philip G. Husby
                                          --------------------------------------
Dated:   May 9, 2000                      Philip G. Husby
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.     Description
-----------     -----------
   27           Financial Data Schedule (only filed as part of electronic copy).