Form 10-Q
period 2000-06-25
IOMEGA CORP
filed 2000-08-09
CIK 352789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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

                                  Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 25, 2000.

Common Stock, par value $.03 1/3                        270,664,536
     (Title of each class)                           (Number of shares)

                               IOMEGA CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE

                          PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 25, 2000
              and December 31, 1999.....................................       3

         Condensed Consolidated Statements of Operations for the quarters
              ended June 25, 2000 and June 27, 1999.....................       5

         Condensed Consolidated Statements of Operations for the six months
              ended June 25, 2000 and June 27, 1999......................      6

         Condensed Consolidated Statements of Cash Flows for the six months
              ended June 25, 2000 and June 27, 1999.....................       7

         Notes to Condensed Consolidated Financial Statements...........       8

Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations.......................      23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      40

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      42

Item 2.  Changes in Securities and Use of Proceeds......................      42

Item 6.  Exhibits and Reports on Form 8-K...............................      42

Signatures..............................................................      43

Exhibit Index...........................................................      44

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: expected increases in selling, general and administrative expenses and in research and development expenses; the impact on gross margins of the sales volumes of Zip(R) and Jaz(R) disks, saLEs mix between disks and drives, the sales mix between Zip 100MB and Zip 250MB drives, the sales mix between OEM and aftermarket channels, the sales mix between the Company's products, future pricing actions and potential start-up costs of new products; the expected sufficiency of cash, cash equivalent and temporary investment balances, cash flows from operations and future sources of financing; the impact of new accounting pronouncements; the timing and impact of restructuring activities and other organizational changes; expected sales levels due to seasonal demand; anticipated hedging strategies; and, the possible effects of an adverse outcome in legal proceedings described in Note 8 of Part I. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption "Litigation" in Note 8 of Part I, under the captions "Liquidity and Capital Resources" and "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I and "Quantitative Disclosures About Market Risk" in Item 3 of Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

----------------------------------
Copyright  (C)  2000  Iomega  Corporation.   Iomega,  Zip,  Jaz,  ZipCD,  Clik!,
iomegadirect and the stylized "I" logo arE either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.



                               IOMEGA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                 (In thousands)

                                                 June 25,          December 31,
                                                     2000                  1999
                                             ------------          ------------
                                              (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                 $   278,583           $   172,706
    Temporary investments                          75,332                38,209
    Trade receivables, less allowance
      for doubtful accounts of  $10,353
      and $15,908, respectively                   168,716               188,482
    Inventories                                    75,733                94,626
    Income taxes receivable                         7,459                19,910
    Other current assets                           16,834                21,585
                                              -----------           -----------
       TOTAL CURRENT ASSETS                       622,657               535,518
                                              -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, at cost            315,065               365,036
   LESS:  Accumulated depreciation and
          amortization                           (206,183)             (227,336)
                                              -----------           -----------
    NET PROPERTY, PLANT AND EQUIPMENT             108,882               137,700
                                              -----------           -----------

INTANGIBLES, NET                                   27,999                31,743
                                              -----------           -----------

OTHER ASSETS                                        2,447                 2,848
                                              -----------           -----------

                                              $   761,985           $   707,809
                                              ===========           ===========



                      The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.



                               IOMEGA CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                  June 25,         December 31,
                                                      2000                 1999
                                               -----------          -----------
                                               (Unaudited)
CURRENT LIABILITIES:

   Accounts payable                            $   104,210           $  135,615
   Other current liabilities
     (Note 1)                                      191,977              198,993
   Current portion of capitalized
     lease obligations                               4,444                5,542
   Convertible subordinated notes,
     6.75% due 2001                                 45,505                    -
                                               -----------           ----------
      TOTAL CURRENT LIABILITIES                    346,136              340,150
                                               -----------           ----------

CAPITALIZED LEASE OBLIGATIONS,
NET OF CURRENT PORTION                                 781                1,366
                                               -----------           ----------

CONVERTIBLE SUBORDINATED NOTES,
    6.75%, DUE 2001                                      -               45,505
                                               -----------           ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:

    Preferred Stock, $0.01 par value; authorized
      4,600,000 shares; none issued                      -                    -
    Series A Junior Participating Preferred Stock;
      authorized 400,000 shares; none issued             -                    -
    Common Stock,  $.03 1/3 par value;  authorized
      400,000,000  shares;  issued 271,474,078 and
      270,831,769 shares at June 25, 2000 and
      December 31, 1999, respectively               9,048                 9,027
    Additional paid-in capital                    295,690               293,627
    Less:  809,542 Common Stock treasury shares,
     at cost                                       (6,088)               (6,088)
RETAINED EARNINGS                                 116,418                24,222
                                              -----------            ----------
       TOTAL STOCKHOLDERS' EQUITY                 415,068               320,788
                                              -----------            ----------

                                              $   761,985            $  707,809
                                              ===========            ==========

                      The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.




                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                     FOR THE QUARTER ENDED
                                                     ---------------------
                                                  June 25,             June 27,
                                                      2000                 1999
                                              ------------          -----------
                                               (Unaudited)
Sales                                           $  303,639           $  348,781
Cost of sales                                      183,628              273,020
                                               -----------          -----------
    GROSS MARGIN                                   120,011               75,761
                                               -----------          -----------

Operating expenses:

    Selling, general and administrative             69,254               82,828
    Research and development                        15,318               23,085
    Restructuring charge (reversal)                 (2,497)              41,909
                                               -----------          -----------
      TOTAL OPERATING EXPENSES                      82,075              147,822
                                               -----------          -----------

Operating income (loss)                             37,936              (72,061)
Interest income                                      5,406                1,134
Interest expense                                    (1,387)              (1,479)
OTHER INCOME (EXPENSE)                                (789)                  17
                                               -----------          -----------

    Income (loss) before income taxes               41,166              (72,389)
BENEFIT (PROVISION) FOR INCOME TAXES                  (796)              25,336
                                               -----------          -----------

    NET INCOME (LOSS)                          $    40,370          $   (47,053)
                                               ===========          ===========

NET INCOME (LOSS) PER COMMON SHARE:

    Basic                                      $      0.15          $     (0.17)
                                               ===========          ===========
    Diluted                                    $      0.15          $     (0.17)
                                               ===========          ===========

Weighted average common
  shares outstanding                               270,638              269,115
                                               ===========          ===========

Weighted average common
  shares outstanding - assuming dilution           281,351              269,115
                                               ===========          ===========



                      The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.



                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                   FOR THE SIX MONTHS ENDED
                                                   ------------------------
                                                June 25,               June 27,
                                                    2000                   1999
                                             -----------           ------------
                                             (Unaudited)
Sales                                        $   648,536             $  734,993
Cost of sales                                    400,618                565,496
                                             -----------            -----------
    GROSS MARGIN                                 247,918                169,497
                                             -----------            -----------

Operating expenses:

    Selling, general and administrative          134,500                152,769
    Research and development                      26,448                 43,798
    Restructuring charge (reversal)               (2,497)                41,909
                                             -----------            -----------
      TOTAL OPERATING EXPENSES                   158,451                238,476
                                             -----------            -----------

Operating income (loss)                           89,467                (68,979)
Interest income                                    8,910                  2,226
Interest expense                                  (2,834)                (4,268)
Other expense                                     (1,613)                  (491)
                                             -----------            -----------

    Income (loss) before income taxes             93,930                (71,512)
BENEFIT (PROVISION) FOR INCOME TAXES              (1,734)                25,028
                                             -----------            -----------

    NET INCOME (LOSS)                        $    92,196            $   (46,484)
                                             ===========            ===========

NET INCOME (LOSS) PER COMMON SHARE:

    Basic                                    $      0.34            $     (0.17)
                                             ===========            ===========
    Diluted                                  $      0.33            $     (0.17)
                                             ===========            ===========

Weighted average common
  shares outstanding                             270,543                268,753
                                             ===========            ===========


Weighted average common
  shares outstanding - assuming dilution         281,293                268,753
                                             ===========            ===========





                       The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.

                               IOMEGA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                     FOR THE SIX MONTHS ENDED
                                                    --------------------------
                                                  June 25,             June 27,
                                                      2000                 1999
                                                ----------           ----------
                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               $   92,196          $   (46,484)
Non-Cash Revenue and Expense Adjustments:
      Depreciation and amortization                 39,381               46,142
      Deferred income taxes                              -              (13,037)
      Restructuring charge                               -               21,070
      Bad debts                                     (3,227)               3,761
      Tax benefit from dispositions of
        employee stock                                 843                1,061
      Other                                          4,419                  972
                                               -----------          -----------
                                                   133,612               13,485
Changes in Assets and Liabilities:

      Trade receivables                             22,993               43,902
      Inventories                                   18,893               22,112
      Other current assets                           4,751               (2,923)
      Accounts payable                             (31,405)             (36,880)
      Other current liabilities                     (7,016)              22,813
      Income taxes                                  12,451               12,058
                                               -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          154,279               74,567
                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment          (11,238)             (25,688)
Acquisition of SyQuest assets                            -              (12,093)
Purchase of temporary investments                 (103,701)                   -
Sale of temporary investments                       66,578                    -
    NET DECREASE (INCREASE) IN OTHER ASSETS            401               (1,955)
                                               -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES              (47,960)             (39,736)
                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of Common Stock                   1,241                3,706
Proceeds from issuance of notes payable                  -                3,532
Payments on notes payable and capitalized
   lease obligations                                (1,683)             (43,061)
                                               -----------          -----------
NET CASH USED IN FINANCING ACTIVITIES                 (442)             (35,823)
                                               -----------          -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             105,877                 (992)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        172,706               90,273
                                               -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   278,583          $    89,281
                                               ===========          ===========


                      The accompanying notes to condensed
             consolidated financial statements are an integral part
                            of these balance sheets.

                               IOMEGA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)      SIGNIFICANT ACCOUNTING POLICIES

          In the opinion of the Company's management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of June 25, 2000 and December 31, 1999, the results of operations for the quarters and six months ended June 25, 2000 and June 27, 1999 and cash flows for the six months ended June 25, 2000 and June 27, 1999.

          The results of operations for the quarter and six months ended June 25, 2000 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

          In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for returns and estimated excess channel inventory totaled $31.3 million and $29.8 million at June 25, 2000 and December 31, 1999, respectively, and is included in "Other current liabilities" in the accompanying condensed consolidated balance sheets.

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

          In addition, the Company records reserves at the time of shipment for estimated volume and other channel rebates. These reserves for volume and other channel rebates and price protection credits totaled $29.0 million and $37.8 million at June 25, 2000 and December 31, 1999, respectively, and are netted against accounts receivable in the accompanying condensed consolidated balance sheets. During the second quarter of 2000, the Company reversed approximately $6 million of reserves associated with prior Zip drive and media rebate programs due to lower than estimated redemption rates. These programs ended on May 31, 2000.

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

          TEMPORARY INVESTMENTS - Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at June 25, 2000 and December 31, 1999 primarily consist of municipal notes, common bonds and paper, government securities, commercial paper and corporate notes, bonds and paper. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. At June 25, 2000, the Company has classified all of its temporary investments as available-for-sale securities. Due to the grade of the investments, the adjusted cost basis and the market value of the investments was not materially different at June
          25, 2000 and no comprehensive income or loss was recorded for the second quarter of 2000. At December 31, 1999 the Company classified $18.3 million of its temporary investments as available-for-sale securities and the remaining $19.9 million as held-to-maturity. Due to the timing of purchases (all available-for-sale securities were purchased after December 28, 1999) and the grade of the investments, no comprehensive income or loss was recorded in 1999.

          INVENTORIES - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following: June 25, December 31, 2000 1999

                                                          (In thousands)
     Raw materials                            $     19,093         $     27,254
     Work-in-process                                 4,209                7,958
     Finished goods                                 52,431               59,414
                                              ------------         ------------

                                              $     75,733         $     94,626
                                              ============         ============

          OTHER CURRENT LIABILITIES - Other current liabilities consist of the following:

                                             June 25,              December 31,
                                                 2000                      1999
                                          -----------              ------------
                                                     (In thousands)
      Accrued payroll, vacation and bonu   $   20,460                $   13,189
      Deferred revenue                         31,287                    29,832
      Accrued warranty                         17,923                    17,211
      Accrued advertising                      43,979                    36,971
      Accrued restructuring charges             8,111                    17,843
      Purchase commitments                      6,529                    19,734
      Other accrued liabilities                63,688                    64,213
                                          -----------               -----------

                                          $   191,977               $   198,993
                                          ===========               ===========

          EARNINGS PER COMMON SHARE - Basic earnings per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter and six months ended June 25, 2000 was determined under the assumption that the convertible subordinated notes were converted on March 27, 2000 and January 1, 2000, respectively. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.

          Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                      Net
                                 Income (Loss)       Shares           Per Share
                                  (Numerator)     (Denominator)        Amount
                                --------------   ---------------    -----------
                                      (In thousands, except per share data)
FOR THE QUARTER ENDED:

JUNE 25, 2000

Basic EPS                         $    40,370           270,638     $      0.15
Effect of options                           -             1,497               -
Effect of convertible
  subordinated notes                      753             9,216               -
                                  -----------       -----------     -----------
DILUTED EPS                       $    41,123           281,351     $      0.15
                                  ===========       ===========     ===========

JUNE 27, 1999

Basic EPS                         $   (47,053)          269,115     $     (0.17)
Effect of options                           -                 -               -
Effect of convertible
  subordinated notes                        -                 -               -
                                  -----------       -----------      ----------
DILUTED EPS                       $   (47,053)          269,115      $    (0.17)
                                  ===========       ===========      ==========

          For the quarter ended June 27, 1999, stock options and convertible subordinated notes were not included in the calculation of Diluted EPS as their inclusion would be antidilutive. For the quarters ended June 25, 2000 and June 27, 1999, there were outstanding options to purchase 9,205,564 and 4,444,199 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters.

                                       Net
                                 Income (Loss)       Shares           Per Share
                                  (Numerator)     (Denominator)        Amount
                                --------------   ---------------    -----------
                                      (In thousands, except per share data)
FOR THE SIX MONTHS ENDED:

JUNE 25, 2000

Basic EPS                         $    92,196           270,543     $      0.34
Effect of options                           -             1,534               -
Effect of convertible
  subordinated notes                    1,505             9,216           (0.01)
                                  -----------       -----------     -----------
DILUTED EPS                       $    93,701           281,293     $      0.33
                                  ===========       ===========     ===========

JUNE 27, 1999

Basic EPS                         $   (46,484)          268,753     $     (0.17)
Effect of options                           -                 -               -
Effect of convertible
  subordinated notes                        -                 -               -
                                  -----------       -----------     -----------
DILUTED EPS                       $   (46,484)          268,753     $     (0.17)
                                  ===========       ===========     ===========

          For the six months ended June 27, 1999, stock options and convertible subordinated notes were not included in the calculation of Diluted EPS as their inclusion would be antidilutive. For the six months ended June 25, 2000 and June 27, 1999, there were outstanding options to purchase 9,166,064 and 4,348,199 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective period.

          RECLASSIFICATIONS - Certain reclassifications were made to the prior periods' unaudited, condensed, consolidated financial statements to conform with the current period presentation.

          RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company's results of operations, financial position or liquidity.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June of 2000, the Securities and Exchange Commission issued SAB 101B which extended the implementation date to the Company's fourth quarter of 2000. The Company is currently assessing the impact, if any, of SAB 101 on its financial statements.

          In May 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 provides specific guidance on the accounting for and presentation of sales incentives offered by companies to their customers. These incentives include discounts, coupons, rebates and free products or services. The Company implemented the provisions of EITF 00-14 during the SECOND QUARTER OF 2000. The implementation did not have a material impact on the Company's financial statements.

(2)      INCOME TAXES

          For the quarter ended June 25, 2000, the Company recorded an income tax provision of $16.1 million on pre-tax income, substantially offset by a $15.3 million decrease in the valuation allowance for net deferred tax assets.

          The significant components of the Company's deferred taxes are as follows:

                                      JUNE 25, 2000           DECEMBER 31, 1999
                                      --------------          -----------------
                                                  (In thousands)
     Total deferred tax assets           $    99,314                 $  125,361
     TOTAL DEFERRED TAX LIABILITIES          (49,048)                   (37,347)
                                         -----------                 ----------
     Net deferred tax assets                  50,266                     88,014
     LESS: VALUATION ALLOWANCE               (50,266)                   (88,014)
                                         -----------                 ----------

     TOTAL NET DEFERRED TAXES            $         -                $         -
                                         ===========                ===========

          During the second quarter of 2000, the Company decreased its deferred tax asset valuation allowance by approximately $15 million, to $50 million due to a decrease in net deferred tax assets. The Company evaluates the realizablity of its net deferred tax assets on a quarterly basis. If the net deferred tax assets change in the future, if the Company's profitability changes, or if the valuation allowance requirements change, the valuation allowance may increase or decrease which will impact future income tax provisions.

          As of June 25, 2000, the Company had approximately $13.0 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected a benefit of approximately $30.3 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2004.

          As of June 25, 2000, the Company had approximately $13.4 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected a benefit of approximately $34.4 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2020.

          Additionally, as of June 25, 2000, the Company had approximately $23.9 million of domestic deferred tax assets, net of deferred liabilities, which reflected a benefit of approximately $61.3 million in future tax deductions.

          As of June 25, 2000, the Company had provided approximately $40 million in deferred tax liabilities on approximately $102 million of unremitted foreign earnings expected to be repatriated some time in the future. U.S. taxes have not been provided for additional unremitted foreign earnings of approximately $112 million, which are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liabilities, if such amounts were remitted, would be approximately $44 million. Cash paid for taxes was $0.4 million and $3.1 million, respectively, for the quarters ended June 25, 2000 and June 27, 1999.

          For the six month period ended June 25, 2000, the Company recorded an income tax provision of $39.5 million on pre-tax income, substantially offset by a $37.8 million decrease in the valuation allowance for the net deferred income taxes. Cash paid for income taxes was $1.4 million and $4.2 million, respectively, for the first six months of 2000 and 1999.

 (3)     DEBT

          NOTES PAYABLE - The Company cancelled its $75 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders two months prior to the Credit Facility's scheduled expiration date of July 14, 2000. There had been no borrowings under the Credit Facility in over six quarters.

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

          Cash paid for interest was $0.7 and $2.6 million, respectively, for the quarters ended June 25, 2000 and June 27, 1999, including interest on capital leases. Included in interest expense for the second quarter of 2000 and 1999 was $0.4 million of amortization of deferred charges associated with obtaining the debt. All remaining deferred charges associated with the cancelled Credit Facility, which totaled $0.2 million, were expensed in the second quarter of 2000.

          For the first six months of 2000 and 1999, cash paid for interest was $2.7 million and $7.3 million, respectively, including interest on capital leases. Included in interest expense for the first six months of 2000 and 1999, was $0.9 million and $0.8 million, respectively, of amortization of deferred charges associated with obtaining the debt. All remaining deferred charges associated with the cancelled Credit Facility, which totaled $0.2 million, were expensed in the second quarter of 2000.

 (4)     BUSINESS SEGMENT INFORMATION

         The Company has four reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, ZipCD(TM) and Clik!(TM). The Zip segment involves the development, manufacTURE, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company's ZipCD segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world and includes ZipCD disc and drive systems, which began shipping in limited quantities in August 1999. The Clik! segment involves the development, manufacture, distribution and sales of Clik! PC Card drives, Clik! OEM drives and Clik! disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The "Other" category includes products such as Ditto, floppy disks and other Nomai products and other miscellaneous items.

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



REPORTABLE OPERATING SEGMENT INFORMATION:

                                                               FOR THE QUARTER ENDED                    FOR THE SIX MONTHS ENDED
                                                           June 25,               June 27,           June 25,             June 27,
                                                              2000                   1999               2000                  1999
                                                      ------------            -----------        -----------          ------------
                                                                   (In millions)                           (In millions)
   SALES:

       Zip                                             $       237           $        274        $       516           $       576
       Jaz                                                      38                     66                 90                   129
       ZipCD                                                    25                      -                 35                     -
       Clik!                                                     3                      1                  5                     6
       Other                                                     1                      8                  3                    24
                                                       -----------           ------------        -----------           -----------
TOTAL SALES                                            $       304           $        349        $       649           $       735
                                                       ===========           ============        ===========           ===========

   PRODUCT PROFIT MARGIN (LOSS)
   BEFORE RESTRUCTURING CHARGE:

       Zip                                            $         69           $         33        $       158           $        84
       Jaz                                                      12                     (2)                24                    (5)
       ZipCD                                                     1                     (2)                 1                    (3)
       Clik!                                                    (3)                   (17)               (20)                  (30)
       Other                                                    (2)                   (10)                (5)                  (16)
                                                       -----------            -----------        -----------           -----------
   TOTAL PRODUCT PROFIT MARGIN                                  77                      2                158                    30
                                                       -----------            -----------        -----------           -----------

   PRODUCT PROFIT MARGIN (LOSS)
   AFTER RESTRUCTURING CHARGE:

       Zip                                            $        69            $        33         $       158           $        84
       Jaz                                                     13                    (32)                 25                   (35)
       ZipCD                                                    1                     (2)                  1                    (3)
       Clik!                                                   (2)                   (17)                (19)                  (30)
       Other                                                   (2)                   (18)                 (5)                  (24)
                                                      -----------            -----------         -----------           -----------
   TOTAL PRODUCT PROFIT MARGIN (LOSS)                          79                    (36)                160                    (8)
                                                      -----------            -----------         -----------           -----------

   COMMON (WITH RESTRUCTURING ALLOCATED TO PPM):

       Corporate restructuring charge                           -                     (4)                  -                    (4)
       General corporate expenses                             (41)                   (32)                (71)                  (57)
       Interest and other income (expense), net                 3                      -                   5                    (3)
                                                       ----------            -----------         -----------           -----------
INCOME (LOSS) BEFORE INCOME TAXES                     $        41            $       (72)        $        94           $       (72)
                                                      ===========            ===========         ===========           ===========

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

         In connection with the Company's second quarter 1999 restructuring actions, the Company terminated 466 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. The Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages into the third and fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of a development project. The excess restructuring reserves were a result of the Company negotiating reductions in purchase commitments or cancellation charges on inventory and fixed assets and higher than expected proceeds received from equipment sales. Certain of the facilities in California have not yet been subleased or cancelled. The Company is continuing to make monthly payments for cash flow purposes. Certain of the contract cancellations in France are under dispute and therefore have not been settled. The Company anticipates completing these restructuring actions by the end of 2000.

         Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of June 25, 2000. Utilization of the second quarter 1999 restructuring reserves during the quarter ended June 25, 2000 is summarized below:




                                                                          UTILIZED
                                                Balance           ---------------------------                       Balance
                                            MARCH 26, 2000       CASH           NON-CASH         REVERSALS       JUNE 25, 2000
                                            --------------   ------------       --------        -----------     --------------

                                                                            (In thousands)
         SECOND QUARTER 1999
         RESTRUCTURING ACTIONS:

         Discontinued Products/Projects:

             Fixed assets (a)                  $     7,699    $        -       $    (6,017)    $    (1,189)     $       493
             Purchase commitments (b)                  716           (24)                -            (400)             292
             Inventory (a)                             532             -              (524)             (8)              -

         Severance and benefits (b)                    990          (562)                -               -              428
         Other fixed asset charges (a)               3,096             -            (2,671)              -              425
         Lease terminations (b)                      1,848          (341)                -               -            1,507

         France/Scotland Consolidation:

             Contract cancellation (b)(c)            1,414             -                 -               -            1,414
             Severance and benefits (b)                 40             -                 -               -               40
             Lease cancellations (a)                   157             -                 -               -              157
             Fixed assets (a)                          217           (82)                -               -              135
             Other exit costs (A)                       35             -                 -               -               35
                                               -----------    -----------      -----------     -----------      -----------

                                               $    16,744    $   (1,009)      $    (9,212)    $    (1,597)     $     4,926
                                               ===========    ===========      ===========     ===========      ===========

         Balance Sheet Breakout:

             Inventory reserves                $       532    $        -       $     (524)     $        (8)     $         -
             Fixed asset reserves                   10,674             -           (8,688)          (1,189)             797
             Liabilities                             5,538        (1,009)               -             (400)           4,129
                                               -----------    ----------       ----------      -----------      -----------
                                               $    16,744    $   (1,009)      $   (9,212)     $    (1,597)     $     4,926
                                                 =========   ===========       ==========      ===========      ===========

          (a) Amounts represent primarily non-cash charges.

          (b) Amounts represent primarily cash charges.

          (c ) Amounts relate to commitments associated with the manufacturing of floppy drives.

         During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. An additional charge of $5.4 million primarily for severance and benefits was taken in the fourth quarter of 1999 in connection with these actions. These restructuring charges included reserves of $10.2 million relating to certain assets and exit costs such as cancellation fees associated with the cessation of manufacturing in Avranches, France; $11.5 million of inventory and fixed asset reserves associated with the older Clik! products; and $2.7 million for write-offs of intangibles and other miscellaneous charges. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There can be no assurance that the Company will cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued for in the restructuring charge. In addition, the Company has been notified of a tax audit to be conducted in France. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued. During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

         In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company anticipates that the implementation of the restructuring actions within the United States will be complete by the end of September 2000. However, the legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in France will take longer to utilize.

         Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of June 25, 2000. Utilization of the second half 1999 restructuring reserves during the quarter ended June 25, 2000 is summarized below:


                                                                          UTILIZED
                                                Balance           ---------------------------                       Balance
                                            MARCH 26, 2000       CASH           NON-CASH         REVERSALS       JUNE 25, 2000
                                            --------------   ------------       --------        -----------     --------------

                                                                            (In thousands)

         SECOND HALF 1999
         RESTRUCTURING ACTIONS:

         Clik! Streamlining:

             Fixed assets (a)                 $    2,066       $         -     $      (539)        $         -         $    1,527
             Purchase commitments (b)              1,508                 -             (12)               (900)               596

         Manufacturing Cessation:

             Fixed assets (a)                      2,465                 -            (695)                  -              1,770
             Other assets (a)                        275                 -               -                   -                275
             Other commitments (b)                 2,709              (125)              -                   -              2,584
             Severance and benefits (b)            1,746              (944)              -                   -                802

         SEVERANCE AND BENEFITS (B)                   25               (25)              -                   -                  -
                                              ----------       -----------     -----------         -----------        -----------
                                              $   10,794       $    (1,094)    $    (1,246)        $      (900)       $     7,554
                                              ==========       ===========      ===========         ===========        ===========
         Balance Sheet Breakout:

             Fixed asset reserves (a)         $    4,531       $         -     $    (1,234)        $         -        $     3,297
             Other (a)                                47                 -               -                   -                 47
             Inventory reserves (a)                  228                 -               -                   -                228
             LIABILITIES (B)                       5,988            (1,094)            (12)               (900)             3,982
                                             -----------       -----------     -----------         -----------        -----------
                                             $    10,794       $    (1,094)    $    (1,246)        $      (900)        $    7,554
                                             ===========       ===========     ===========         ===========         ==========

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

(7)      OTHER MATTERS

         SIGNIFICANT CUSTOMERS - DURING THE QUARTER ended June 25, 2000, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 20.6% and 12.1% of consolidated sales, respectively, compared to 14.3% and 10.4%, respectively, for the corresponding period of 1999. No other single customer accounted for more than 10% of the Company's sales for these periods.

         During the six months ended June 25, 2000, sales to Ingram Micro, Inc. accounted for 14.7% of consolidated sales compared to 12.6% for the corresponding period of 1999. No other single customer accounted for more than 10% of the Company's sales for these periods.

         FORWARD EXCHANGE CONTRACTS - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

         At June 25, 2000, outstanding forward exchange sales (purchase) contracts, which all mature in September 2000, were as follows:


                                                         Contracted        Spot
      Currency                          Amount          Forward rate       Rate
      ----------------------        -------------      --------------    ------
      European Euro                    20,000,000           1.06           1.07
      Japanese Yen                   (422,000,000)        102.78         105.02
      Singapore Dollar                  2,850,000           1.72           1.73
      Swiss Franc                      (1,800,000)          1.63           1.66

         The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign  currency  contracts  intended  to meet  firm  commitments  are deferred and are recognized as part of the cost of the underlying transaction being hedged. At June 25, 2000, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counter-party.

(8)      COMMITMENTS AND CONTINGENCIES

         LITIGATION

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2000, on July 6, 1999, THE COMPANY INITIATED LITIGATION AGAINST CASTLEWOOD SYSTEMS, INC. ("CASTLEWOOD"), IOMEGA CORPORATION V. CASTLEWOOD SYSTEMS, INC., in the United States District Court in the District of Utah for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks
         "Iomega", "Zip" and "Jaz". The complaint further alleged that Castlewood had engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. The complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. Additionally, on September 20, 1999, the Company initiated litigation against Motek, a French retailer of Castlewood's products, in the Paris District Court. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. The court has since denied a motion for a preliminary injunction with respect to the Company's patent claim, and granted a motion for a preliminary injunction with respect to the Company's trademark claims. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company's U.S. Patent No. 6,049,444. The Company's complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood's response to the complaint is due on or before September 15, 2000. The Company continues to be committed to vigorously protecting and enforcing its intellectual property rights and to attacking unfair competition.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2000, on May 27, 1998, SCOTT
         D. ORA FILED A COMPLAINT AGAINST THE COMPANY AND OTHER PARTIES. THE ACTION, CAPTIONED ORA V. IOMEGA CORPORATION, ET AL., was filed in Superior Court of the State of California for the County of Los Angeles and alleged that the Company and certain of its former officers violated certain federal and state securities laws and alleged that Kim
         B. Edwards, former Chief Executive Officer and director of the Company, breached his duties as a director of the Company. The Company successfully removed the action to the United States District Court for the Central District of California. On February 9, 1999, the Court dismissed five of the complaints original seven causes of action. On August 18, 1999, the Court dismissed the remaining two causes of action, but gave Ora the opportunity to file an amended complaint with respect to those two counts. On November 1, 1999, Ora filed an amended complaint repleading the two causes of action dismissed on August 18, 1999 and bringing two new related conspiracy causes of action. The amended complaint seeks an unspecified amount of damages. On December 15, 1999, the Company and the individual defendants filed a motion to dismiss the amended complaint. On April 12, 2000, the Court dismissed the amended complaint in its entirety, entering judgment in the Company's favor. On May 7, 2000, the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. The plaintiff must file an opening appeal brief on August 29, 2000. The Company intends to defend vigorously against this appeal.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2000, on September 10, 1998, A PURPORTED CLASS ACTION LAWSUIT, RINALDI ET AL. V. IOMEGA CORPORATION, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, and negligent design, manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the Attorney General of the State of Delaware filed a brief in opposition, and, on July 27, 2000, by subpoena, also requested documents from the Company relating to its advertising in Delaware for the period January 1998 through December 1999. The Court has not yet decided the motion to dismiss, and the Company is in the process of responding to the Attorney General's subpoena. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident, which amendment the Court allowed on May 23, 2000 over the Company's opposition. In connection with the same matter, on February 28, 2000, two of the plaintiffs served on the Company a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of others similarly situated in the State of Texas, and demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. The Company intends to vigorously defend against this suit and the Texas Claim. Although the Company does not expect this suit or the Texas Claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, ON JUNE 15, 1999, A PATENT
         INFRINGEMENT LAWSUIT, VALITEK, INC. V. IOMEGA CORPORATION, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The suit alleges patent infringement. The complaint requests injunctive relief enjoining the Company from the alleged infringement and monetary damages. The Company intends to vigorously defend against this suit.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on December 29, 1999, the Company filed a request in Geneva, Switzerland for arbitration against Marc Frouin, Herve Frouin and Marine Frouin, the former principal shareholders of Nomai S.A. ("Nomai"), which is now a subsidiary of the Company. The arbitration request sought indemnification from the former shareholders for breaches of numerous representations and warranties under the Stock Purchase Agreement pursuant to which the Company acquired Nomai. On July 26, 2000, the Company entered into an agreement with the former shareholders settling any claims the Company had or may in the future have against the former shareholders. Under the settlement agreement, the Company will receive approximately CHF 6 million (approximately U.S. $3.6 million as of June 25, 2000), which represented substantially all of the amounts remaining in the escrow created at the time of the acquisition. This will be accounted for as a reduction of goodwill.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on February 18, 2000, Maitre Jean-Jacques Savenier, the Commissaire a l'execution du PLAn
         (bankruptcy trustee) filed a complaint against the Company's subsidiary, Nomai. Maitre Jean-Jacques Savenier claims that Nomai has not complied with investment and employment related commitments made by Nomai's former management before the Commercial Court in 1997. In 1997, Nomai acquired certain assets from RPS Media SA in bankruptcy, with the consent and under the supervision of the Commercial Court of Albi, pursuant to French bankruptcy law provisions. The action seeks a daily penalty against Nomai of FF 100,000 (approximately $15,000) until Nomai invests FF 48,000,000 (approximately $7.4 million) and hires 100 people. The Company intends to vigorously defend against the lawsuit.

         On May 18, 2000, Conseil & Technique, Soterem and IDCC (subcontractors under a research and development contract) filed a lawsuit before the Commercial Court of Toulouse, France against Nomai's former subsidiary Albi Media Manufacturing, SARL ("AMM"). Iomega's subsidiary Nomai is obligated to indemnify for and defend against the lawsuit pursuant to the agreement whereby Nomai divested its ownership of AMM to a new owner. Neither Iomega nor Nomai are parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to a research and development project among AMM and the plaintiffs. The lawsuit claims total damages of 67 million French francs. An initial procedural hearing was held in the case in June 2000, and the next hearing is scheduled for September 2000.

         It is the opinion of management, after discussions with legal counsel, that, except as discussed above, the ultimate dispositions of these lawsuits and claims will not have a material adverse effect on the Company's financial position or results of operations.

         STOCK OPTION EXCHANGE PROGRAM

         On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program ("the Exchange Program"), pursuant to which the Company has granted approximately 1.1 million new stock options at an exercise price of $3.59 in exchange for approximately 1.8 million previously outstanding stock options which had exercise prices above $3.59. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation". Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $4.00 (the market price of July 1, 2000 which is the effective date of FASB Interpretation No. 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the next ten years. Moreover, because the precise amount of the compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company's fiscal calendar was recently approved for fiscal 2001 which management believes better aligns the Company's fiscal quarters with its customer's fiscal quarters. The quarters for 2001 will end on the following dates compared to the corresponding dates for 2000:

                                     2001             2000
                                    -----            ------
                  Q1                April 1         March 26
                  Q2                July 1           June 25
                  Q3               Sept. 30         Sept. 24
                  Q4                Dec. 31          Dec. 31

Under the calendar for fiscal 2001, the first quarter of 2001 will have 5 more days than the first quarter of 2000 and the fourth quarter of 2001 will have 5 less days than the fourth quarter of 2000. The Company plans to continue its practice of releasing earnings on the third Thursday following quarter end.

BUSINESS SEGMENT INFORMATION

The Company has four reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, ZipCD and Clik!. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company's ZipCD segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world and includes ZipCD disc and drive systems, which began shipping in limited quantities in August 1999. The Clik! segment involves the development, manufacture, distribution and sales of Clik! PC Card drives, Clik! OEM drives and Clik! disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The "Other" category includes products such as Ditto, floppy disks and other Nomai products and other miscellaneous items.

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



REPORTABLE OPERATING SEGMENT INFORMATION:

                                                               FOR THE QUARTER ENDED                    FOR THE SIX MONTHS ENDED
                                                           June 25,               June 27,           June 25,             June 27,
                                                              2000                   1999               2000                  1999
                                                      ------------            -----------        -----------          ------------
                                                                   (In millions)                           (In millions)
   SALES:

       Zip                                             $       237           $        274        $       516           $       576
       Jaz                                                      38                     66                 90                   129
       ZipCD                                                    25                      -                 35                     -
       Clik!                                                     3                      1                  5                     6
       Other                                                     1                      8                  3                    24
                                                       -----------           ------------        -----------           -----------
TOTAL SALES                                            $       304           $        349        $       649           $       735
                                                       ===========           ============        ===========           ===========

   PRODUCT PROFIT MARGIN (LOSS)
   BEFORE RESTRUCTURING CHARGE:

       Zip                                            $         69           $         33        $       158           $        84
       Jaz                                                      12                     (2)                24                    (5)
       ZipCD                                                     1                     (2)                 1                    (3)
       Clik!                                                    (3)                   (17)               (20)                  (30)
       Other                                                    (2)                   (10)                (5)                  (16)
                                                       -----------            -----------        -----------           -----------
   TOTAL PRODUCT PROFIT MARGIN                                  77                      2                158                    30
                                                       -----------            -----------        -----------           -----------

   PRODUCT PROFIT MARGIN (LOSS)
   AFTER RESTRUCTURING CHARGE:

       Zip                                            $        69            $        33         $       158           $        84
       Jaz                                                     13                    (32)                 25                   (35)
       ZipCD                                                    1                     (2)                  1                    (3)
       Clik!                                                   (2)                   (17)                (19)                  (30)
       Other                                                   (2)                   (18)                 (5)                  (24)
                                                      -----------            -----------         -----------           -----------
   TOTAL PRODUCT PROFIT MARGIN (LOSS)                          79                    (36)                160                    (8)
                                                      -----------            -----------         -----------           -----------

   COMMON (WITH RESTRUCTURING ALLOCATED TO PPM):

       Corporate restructuring charge                           -                     (4)                  -                    (4)
       General corporate expenses                             (41)                   (32)                (71)                  (57)
       Interest and other income (expense), net                 3                      -                   5                    (3)
                                                       ----------            -----------         -----------           -----------
INCOME (LOSS) BEFORE INCOME TAXES                     $        41            $       (72)        $        94           $       (72)
                                                      ===========            ===========         ===========           ===========

RESULTS OF OPERATIONS

The Company reported sales of $304 million and net income of $40 million, or $0.15 per diluted share, in the second quarter of 2000, which included $15 million, or $0.05 per diluted share, attributable to a decrease in the Company's valuation allowance for net deferred tax assets, and also included $3 million, or $0.01 per diluted share, attributable to a reversal of restructuring reserves previously recorded. This compares to sales of $349 million and a net loss of $47 million, or ($0.17) per diluted share, in the second quarter of 1999, which included a pre-tax restructuring charge of $42 million, or ($0.10) per diluted share.

For the first six months of 2000, the Company reported sales of $649 million and net income of $92 million, or $0.33 per diluted share, which included $35 million, or $0.13 per diluted share, attributable to a decrease in the Company's valuation allowance for net deferred tax assets, and also included $3 million, or $0.01 per diluted share, attributable to a reversal of restructuring reserves previously recorded. This compares to sales of $735 million and a net loss of $47 million, or ($0.17) per diluted share, for the first six months of 1999, which included a pre-tax restructuring charge of $42 million, or ($0.10) per diluted share.

SALES

Sales for the quarter ended June 25, 2000 of $304 million decreased by $45 million, or 13% when compared to $349 million in the corresponding period of 1999. This decrease was primarily a result of reduction in Zip and Jaz sales, offset in part by sales of ZipCD products.

Zip product sales in the second quarter of 2000 totaled $237 million, representing a decrease of 14% when compared to sales of $274 million in the corresponding period of 1999. Sales of Zip products represented 78% of total sales for the second quarter of 2000, compared to 79% in the corresponding period of 1999. Zip drive sales of $128 million for the second quarter of 2000 decreased by $21 million, or 15%, when compared to $149 million in the corresponding period of 1999. Zip drive unit shipments decreased by 27% from the second quarter of 1999 to the second quarter of 2000. The decline in Zip drive revenue is primarily a result of lower volumes, price reductions and second quarter 2000 rebate programs, partially offset by a higher mix of Zip 250MB sales and a $3 million reversal of reserves for prior Zip drive rebate programs due to lower than estimated redemption rates. The prior Zip drive rebate programs ended on May 31, 2000. Zip disk sales of $109 million for the second quarter of 2000 decreased by $16 million, or 13%, when compared to $125 million in the corresponding period of 1999. Zip disk unit shipments decreased by 17% from the second quarter of 1999 to the second quarter of 2000. The decline in disk revenue was primarily a result of lower volumes and second quarter 2000 rebate programs, partially offset by a $3 million reversal of reserves relating to prior Zip disk rebate programs due to lower than estimated redemption rates. The prior Zip disk rebate programs ended on May 31, 2000.

Jaz product sales in the second quarter of 2000 totaled $38 million, representing a decrease of 42% from the second quarter of 1999. Sales of Jaz products represented 13% of total sales for the second quarter of 2000, compared to 19% in the corresponding period of 1999. Jaz drive unit shipments decreased by 44% as compared to the second quarter of 1999, while Jaz disk unit shipments decreased by 40%.

ZipCD product sales in the second quarter of 2000 totaled $25 million, or 8% of total sales. The Company began shipping ZipCD products in limited quantities in August 1999.

Clik! product sales in the second quarter of 2000 totaled $3 million, representing an increase of $2 million from the second quarter of 1999. Sales of Clik! products represented 1% of total sales in the second quarter of 2000, compared to less than 1% in the corresponding period of 1999. Clik! drive unit shipments increased by 22,000 units as compared to the second quarter of 1999, while Clik! disk shipments increased by 50,000 units.

Geographically, sales in the Americas totaled $195 million, or 64% of total sales, in the second quarter of 2000, as compared to $232 million, or 67% of total sales, in the second quarter of 1999. This decrease was primarily due to decreased Zip and Jaz sales, partially offset by ZipCD sales. Sales in Europe totaled $78 million, or 26% of total sales, in the second quarter of 2000, as compared to $81 million, or 23% of total sales, in the second quarter of 1999. Sales in Asia totaled $30 million, or 10% of total sales, in the second quarter of 2000, as compared to $35 million, or 10% of total sales, in the second quarter of 1999. This decrease was primarily due to decreased Zip and Jaz sales, partially offset by increased ZipCD sales.

Sales for the six months ended June 25, 2000 of $649 million decreased by $86 million, or 12%, when compared to $735 million in the corresponding period of 1999. This decrease was primarily a result of reductions in Zip, Jaz and Ditto sales, offset in part by sales of ZipCD products.

Zip product sales for the first six months of 2000 totaled $516 million, representing a decrease of 10% when compared to sales of $576 million in the corresponding period of 1999. Sales of Zip products represented 79% of total sales for the first six months of 2000, compared to 78% in the corresponding period of 1999. Zip drive sales of $288 million for the first six months of 2000 decreased by $44 million, or 13%, when compared to $332 million in the corresponding period of 1999. Zip drive unit shipments decreased by 20% from the first six months of 1999 to the corresponding period of 2000. The decline in Zip drive revenue was primarily a result of lower volumes, price reductions and rebate programs and pricing actions in the first six months of 2000, partially offset by a higher mix of Zip 250MB sales and a $3 million reversal of reserves relating to prior Zip drive rebate programs as discussed above. Zip disk sales of $226 million for the first six months of 2000 decreased by $17 million, or 7%, when compared to $243 million in the corresponding period of 1999. Zip disk unit shipments decreased by 17% from the first six months of 1999 to the first six months of 2000. The decline in disk revenue was primarily a result of lower volumes and first six months 2000 rebate programs, partially offset by a $3 million reversal of reserves relating to prior Zip disk rebate programs as discussed above and an increased mix of higher margin Zip 250MB disks.

Jaz product sales in the first six months of 2000 totaled $90 million, representing a decrease of 30% from the corresponding period of 1999. Sales of Jaz products represented 14% of total sales for the first six months of 2000, compared to 18% in the corresponding period of 1999. Jaz drive unit shipments decreased by 40% as compared to the corresponding period of 1999, while Jaz disk unit shipments decreased by 19%.

ZipCD product sales in the first six months of 2000 totaled $35 million, or 6% of total sales. The Company began shipping ZipCD products in limited quantities in August 1999.

Clik! product sales in the first six months of 2000 totaled $5 million, representing a decrease of $1 million from the corresponding period of 1999 due to price reductions. Sales of Clik! products represented approximately 1% of total sales in the first six months of 2000 and 1999. Clik! drive unit shipments increased by 11,000 units as compared to the first six months of 1999, while Clik! disk shipments increased by 136,000 units.

For the first six months of 2000, sales in the Americas were $413 million, or 64% of total sales in the first six months of 2000, as compared to $482 million, or 66% of total sales, for the first six months of 1999. Sales in Europe were $174 million, or 27% of total sales in the first six months of 2000, as compared to $185 million or 25% of total sales, for the first six months of 1999. Sales in Asia were $62 million, or 10% of total sales, in the first six months of 2000, as compared to $68 million, or 9% of total sales, in the first six months of 1999.

GROSS MARGIN

The Company's overall gross margin was $120 million, or 40%, in the second quarter of 2000, as compared to $76 million, or 22%, in the second quarter of 1999. This increase in gross margin for the second quarter of 2000 was due to increased gross margins for all product lines. The gross margin increases were attributable to an increased mix of higher margin Zip 250MB drives (most of which are sold as higher margin aftermarket products) and Jaz disks, lower manufacturing and operating costs in all product lines, the reversal of reserves relating to prior Zip rebate programs as discussed above and contributions from the ZipCD products. This increase was partially offset by product price reductions and second quarter 2000 rebate and pricing programs.

The Company's overall gross margin for the first six months of 2000 was $248 million, or 38%, compared to $170 million, or 23%, for the corresponding period of 1999. The increase in gross margin for the first six months of 2000 was due to increased gross margins for all product lines. The gross margin increases were primarily attributable to an increased mix of higher margin Zip 250MB drives (most of which are sold as higher margin aftermarket products) and Jaz disks, lower manufacturing and operating costs in all product lines and the reversal of reserves relating to prior rebate programs as discussed above. This increase was partially offset by product price reductions and second quarter 2000 rebate and pricing programs.

Future gross margin percentage will be impacted by the sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels, and by the sales mix of Zip 100MB and Zip 250MB drives and disks. Gross margins for the remainder of 2000 will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, the mix between disks and drives and the mix between Zip, Jaz, ZipCD and Clik! products, any future pricing actions or promotions and potential start-up costs associated with new products.

SEGMENT PRODUCT PROFIT MARGIN

In the second quarter of 2000, Zip segment product profit margin of $70 million, or 29% of Zip sales, increased by $37 million, or 112%, when compared to Zip segment product profit margin of $33 million, or 12% of Zip sales, in the second quarter of 1999. This increase was primarily due to an increased mix of higher margin Zip 250MB drives, decreased Zip manufacturing and operating expenses, the reversal of reserves relating to prior rebate programs as discussed above and a higher mix of aftermarket sales. The second quarter improvements were partially offset by a decrease in shipments of higher margin Zip disks, lower overall volume shipments of drives, price reductions on Zip drives and rebate promotions on Zip products conducted in the second quarter to stimulate sales.

Jaz segment product profit margin of $12 million, or 31% of Jaz sales, increased by $14 million in the second quarter of 2000 when compared to Jaz segment product loss of $2 million in the second quarter of 1999. This increase was primarily due to decreased manufacturing and operating costs as a result of the restructuring actions taken at the end of June 1999, partially offset by lower disk and drive volumes.

ZipCD segment product profit margin was $1 million, or 3% of ZipCD sales for the second quarter of 2000. The Company began shipping ZipCD products in limited quantities during August 1999.

Clik! segment product loss of $3 million decreased by approximately $14 million in the second quarter of 2000 when compared to Clik! segment product loss of $17 million in the second quarter of 1999. This improvement was primarily due to decreased manufacturing and operating costs.

For the first six months of 2000, Zip product profit margin of $158 million, or 31% of Zip sales, increased by $74 million, or 87%, when compared to the corresponding period of 1999. The increase was primarily due to an increased mix of higher margin Zip 250MB drives, a higher mix of aftermarket sales, decreased Zip manufacturing and operating expenses and a reversal of reserves related to prior rebate programs as discussed above. The six month improvements were partially offset by price reductions and overall lower volume shipments of drives and disks.

Jaz segment product profit margin of $23 million, or 27% of Jaz sales, increased by $30 million for the first six months of 2000 when compared to the corresponding period of 1999. The increase was attributable to lower overall operating expenses, partially offset by lower disk and drive volumes.

ZipCD segment product profit margin was $1 million, or 2% of ZipCD sales for the first six months of 2000. The Company began shipping ZipCD products in limited quantities during August 1999.

Clik! segment product loss of $20 million for the first six months of 2000 decreased by $10 million when compared to the corresponding period of 1999. This improvement was primarily due to lower manufacturing and operating expenses, partially offset by price reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $69 million for the second quarter of 2000 decreased by $14 million, or 16%, when compared to the second quarter of 1999, and decreased slightly as a percentage of sales to 23% from 24% in the second quarter of 1999. The decrease was primarily attributable to the overall decrease in marketing and sales programs.

Selling, general and administrative expenses of $135 million for the first six months of 2000 decreased by $18 million, or 12%, when compared to the first six months of 1999, and remained relatively constant as a percentage of sales with the corresponding period of 1999 at 21%. The decrease was primarily attributable to the overall decrease in marketing and sales programs.

Management expects selling, general and administrative expenses, in absolute dollars, to increase from second quarter of 2000 levels during the remainder of 2000 due to planned additional advertising and promotional expenses in the United States, Europe, Asia and Latin America.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $15 million for the second quarter of 2000 decreased by $8 million, or 34%, when compared to the second quarter of 1999, and decreased as a percentage of sales to 5% from 7% in the second quarter of 1999. The decrease was attributable to decreased spending on Jaz, Zip and Clik! projects.

Research and development expenses of $26 million for the six months ended June 25, 2000 decreased by $17 million, or 40%, when compared to the corresponding period of 1999. Research and development expenses decreased as a percentage of sales to 4% from 6% in the first six months of 1999. The decrease is attributable to decreased spending on Zip, Jaz and Clik! projects.

Management expects research and development expenses, in absolute dollars, to increase from second quarter of 2000 levels during the remainder of 2000 as a result of planned increases in resources dedicated to new product development and existing product enhancements.

RESTRUCTURING CHARGES

During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $42 million as a RESULT OF STEPS THE COMPANY WAS TAKING TO ORGANIZE ALONG FUNCTIONAL LINES (for example, manufacturing, sales, etc.) as opposed to product lines. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects related to enhancements and accessories associated with the Jaz product platform and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. These actions included closing the Company's facilities in Milpitas, California and San Diego, California. The restructuring charge was comprised of $20 million for fixed assets and inventory related to the discontinuance of certain products and development projects related to enhancements and accessories associated with the Jaz product platform; $10 million for workforce reduction costs; $4 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3 million for lease termination costs for facilities located in Milpitas and San Diego; $5 million for workforce reduction costs, contract cancellation and other exit costs to consolidate the Company's operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were no indications of permanent impairment of the assets prior to the restructuring actions.

In connection with the Company's second quarter 1999 restructuring actions, the Company terminated 466 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas, San Diego and Roy. The Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages into the third and fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. During the second quarter of 2000, the Company reversed $2 million of restructuring reserves associated with the discontinuance of a development project. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and fixed assets and higher than expected proceeds received from equipment sales. Certain of the facilities in California have not yet been subleased or cancelled. The Company is continuing to make monthly payments for cash flow purposes. Certain of the contract cancellations in France are under dispute and therefore have not been settled. The Company anticipates completing these restructuring actions by the end of 2000.

Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of June 25, 2000. Utilization of the second quarter 1999 restructuring reserves during the quarter ended June 25, 2000 is summarized below:




                                                                          UTILIZED
                                                Balance           ---------------------------                       Balance
                                            MARCH 26, 2000       CASH           NON-CASH         REVERSALS       JUNE 25, 2000
                                            --------------   ------------       --------        -----------     --------------

                                                                            (In thousands)
         SECOND QUARTER 1999
         RESTRUCTURING ACTIONS:

         Discontinued Products/Projects:

             Fixed assets (a)                  $     7,699    $        -       $    (6,017)    $    (1,189)     $       493
             Purchase commitments (b)                  716           (24)                -            (400)             292
             Inventory (a)                             532             -              (524)             (8)              -

         Severance and benefits (b)                    990          (562)                -               -              428
         Other fixed asset charges (a)               3,096             -            (2,671)              -              425
         Lease terminations (b)                      1,848          (341)                -               -            1,507

         France/Scotland Consolidation:

             Contract cancellation (b)(c)            1,414             -                 -               -            1,414
             Severance and benefits (b)                 40             -                 -               -               40
             Lease cancellations (a)                   157             -                 -               -              157
             Fixed assets (a)                          217           (82)                -               -              135
             Other exit costs (A)                       35             -                 -               -               35
                                               -----------    -----------      -----------     -----------      -----------

                                               $    16,744    $   (1,009)      $    (9,212)    $    (1,597)     $     4,926
                                               ===========    ===========      ===========     ===========      ===========

         Balance Sheet Breakout:

             Inventory reserves                $       532    $        -       $     (524)     $        (8)     $         -
             Fixed asset reserves                   10,674             -           (8,688)          (1,189)             797
             Liabilities                             5,538        (1,009)               -             (400)           4,129
                                               -----------    ----------       ----------      -----------      -----------
                                               $    16,744    $   (1,009)      $   (9,212)     $    (1,597)     $     4,926
                                                 =========   ===========       ==========      ===========      ===========

          (a) Amounts represent primarily non-cash charges.

          (b) Amounts represent primarily cash charges.

          (c ) Amounts relate to commitments associated with the manufacturing of floppy drives.

During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $21 million as a result of restructuring actions initiated to consolidate worldwide disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. An additional charge of $5 million primarily for severance and benefits was taken in the fourth quarter of 1999 in connection with these actions. These restructuring charges included reserves of $10 million relating to certain assets and exit costs such as cancellation fees associated with the cessation of manufacturing in Avranches, France; $12 million of inventory and fixed asset reserves associated with the older Clik! products; and $3 million for write-offs of intangibles and other miscellaneous charges. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There can be no assurance that the Company will cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued for in the restructuring charge. In addition, the Company has been notified of a tax audit to be conducted in France. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued. During the second quarter of 2000, the Company reversed $1 million of restructuring reserves associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company anticipates that the implementation of the restructuring actions within the United States will be complete by the end of September 2000. However, the legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in France will take longer to utilize.

Restructuring reserves are included in the Company's other current liabilities, inventory and property, plant and equipment as of June 25, 2000. Utilization of the second half 1999 restructuring reserves during the quarter ended June 25, 2000 is summarized below:


                                                                          UTILIZED
                                                Balance           ---------------------------                       Balance
                                            MARCH 26, 2000       CASH           NON-CASH         REVERSALS       JUNE 25, 2000
                                            --------------   ------------       --------        -----------     --------------

                                                                            (In thousands)

         SECOND HALF 1999
         RESTRUCTURING ACTIONS:

         Clik! Streamlining:

             Fixed assets (a)                 $    2,066       $         -     $      (539)        $         -         $    1,527
             Purchase commitments (b)              1,508                 -             (12)               (900)               596

         Manufacturing Cessation:

             Fixed assets (a)                      2,465                 -            (695)                  -              1,770
             Other assets (a)                        275                 -               -                   -                275
             Other commitments (b)                 2,709              (125)              -                   -              2,584
             Severance and benefits (b)            1,746              (944)              -                   -                802

         SEVERANCE AND BENEFITS (B)                   25               (25)              -                   -                  -
                                              ----------       -----------     -----------         -----------        -----------
                                              $   10,794       $    (1,094)    $    (1,246)        $      (900)       $     7,554
                                              ==========       ===========      ===========         ===========        ===========
         Balance Sheet Breakout:

             Fixed asset reserves (a)         $    4,531       $         -     $    (1,234)        $         -        $     3,297
             Other (a)                                47                 -               -                   -                 47
             Inventory reserves (a)                  228                 -               -                   -                228
             LIABILITIES (B)                       5,988            (1,094)            (12)               (900)             3,982
                                             -----------       -----------     -----------         -----------        -----------
                                             $    10,794       $    (1,094)    $    (1,246)        $      (900)        $    7,554
                                             ===========       ===========     ===========         ===========         ==========

         (a) Amounts represent primarily non-cash charges.
         (b) Amounts represent primarily cash charges.

INTEREST AND OTHER INCOME/EXPENSE

Interest income of $5 million and $9 million in the second quarter and first six months of 2000, respectively, INCREASED FROM $1 MILLION AND $2 million in the second quarter and first six months of 1999, respectively. Higher average cash and investment balances and higher interest rates during the second quarter of 2000 resulted in an increase in interest income when compared to the corresponding quarter of 1999.

Interest expense of $1 million and $3 million during the second quarter and first six months of 2000, respectively, decreased from $2 million and $4 million in the second quarter and first six months of 1999, respectively. In July 1998, the Company entered into a debt agreement with Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, under which the Company borrowed $40 million pursuant to a series of three notes. The Company repaid the principal and interest associated with these notes upon their maturity on March 31, 1999.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the quarter ended June 25, 2000, the Company recorded an income tax provision of $16 million on pre-tax income, substantially offset by a $15 million decrease in the valuation allowance for net deferred tax assets.

During the second quarter of 2000, the Company decreased its deferred tax asset valuation allowance by approximately $15 million, to $50 million due to a decrease in net deferred tax assets. The Company evaluates the realizablity of its net deferred tax assets on a quarterly basis. If the net deferred tax assets change in the future, if the Company's profitability changes, or if the valuation allowance requirements change, the valuation allowance may increase or decrease which will impact future income tax provisions.

As of June 25, 2000, the Company had approximately $13 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected a benefit of approximately $30 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2004.

As of June 25, 2000, the Company had approximately $13 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected a benefit of approximately $34 million in future tax deductions, for which the Company had established a valuation allowance. These carryforwards expire at various dates beginning in 2020.

Additionally, as of June 25, 2000, the Company had approximately $24 million of domestic deferred tax assets, net of deferred liabilities, which reflected a benefit of approximately $61 million in future tax deductions.

As of June 25, 2000, the Company had provided approximately $40 million in deferred tax liabilities on approximately $102 million of unremitted foreign earnings expected to be repatriated some time in the future. U. S. taxes have not been provided for additional unremitted foreign earnings of approximately $112 million, which are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liabilities, if such amounts were remitted, would be approximately $44 million. Cash paid for taxes was less than $1 million and $3 million, respectively, for the quarters ended June 25, 2000 and June 27, 1999.

For the six month period ended June 25, 2000, the Company recorded an income tax provision of $40 million on pre-tax income, substantially offset by a $38 million decrease in the valuation allowance for the net deferred income taxes. Cash paid for income taxes was $1 million and $4 million, respectively, for the first six months of 2000 and 1999.

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

Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior period are not necessarily indicative of revenues or growth rates to be expected in any future period.

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2000, the Company had cash, cash equivalents and temporary investments of $354 million compared to $211 at December 31, 1999, an increase of $143 million. At June 25, 2000, $152 million of cash, cash equivalents and temporary investments was on deposit in foreign countries (primarily Western Europe), compared to $32 million at December 31, 1999. Working capital of $277 million increased by $82 million when compared to $195 million at December 31, 1999, primarily due to increases in cash, cash equivalents and temporary investments, partially offset by the classification of convertible subordinated notes to current liabilities. The Company's ratio of current assets to current liabilities of 1.8 to 1 increased slightly compared to 1.6 to 1 at December 31, 1999.

During the six months ended June 25, 2000, cash provided by operating activities amounted to $154 million. The primary components were net income, non-cash expense adjustments, reductions in accounts receivable, income taxes receivable and inventory, partially offset by a decrease in accounts payable and other current liabilities. This cash was used in part to purchase property, plant and equipment of $11 million. The decrease in accounts receivable was due primarily to the timing of sales and collections during the period and the decrease in sales volume during the period. The decrease in inventory was due to overall management of inventory levels. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments to vendors. The decrease in other current liabilities was due to a combination of decreases in accrued restructuring charges and purchase commitments that were partially offset by increases in accrued payroll, accrued marketing and advertising, and various other accrued liabilities. The decrease in income taxes receivable was due primarily to the receipt of domestic tax refunds in the second quarter of 2000.

THE COMPANY CANCELLED ITS EXISTING $75 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders two months prior to the Credit Facility's expiration date of July 14, 2000. There had been no borrowings under the Credit Facility in over six quarters.

The current and long-term portions of capitalized lease obligations at June 25, 2000 were $4 million and $1 million, respectively. In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, pursuant to a series of three senior subordinated notes. The proceeds of these notes were used for the cash purchase of Nomai. The Company used internally generated funds to repay the principal and interest associated with the notes upon their maturity on March 31, 1999.

The Company had $46 million of convertible subordinated notes outstanding at June 25, 2000, which bear interest at 6.75% per year and mature on March 15, 2001. These notes have been classified as short-term at June 25, 2000 since they mature in less than a year.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flow from operations and future sources of financing, will be sufficient to fund the Company's operations during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company's future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the success of the Company in managing its inventory, accounts receivable and accounts payable.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company's results of operations, financial position or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June of 2000, the Securities and Exchange Commission issued SAB 101B which extended the implementation date to the Company's fourth quarter of 2000. The Company is currently assessing the impact, if any, of SAB 101 on its financial statements.

In May 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 provides specific guidance on the accounting for and presentation of sales incentives offered by companies to their customers. These incentives include discounts, coupons, rebates and free products or services. The Company implemented the provisions of EITF 00-14 during the second quarter of 2000. The implementation did not have a material impact on the Company's financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's future operating results will depend in large part on the success of its Zip, Jaz, ZipCD and Clik! products in the market. Although the Company believes there is market demand for removable data storage solutions for personal computers and other devices, there can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which Zip, Jaz, ZipCD and Clik! achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company's drives; the ability of the Company to create demand for Zip, Jaz, ZipCD and Clik!; the success of the Company's efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers and other products with which the Company's products can be used.

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

Sales of Zip products have accounted for a significant majority of the Company's revenues since 1996. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, historic sales levels should not be assumed to be an indication of future sales levels. Sales of Zip drives to OEM customers accounted for approximately 50% of total Zip drive shipments in the first half of 2000. The level of future sales of Zip drives to OEM customers will depend in great part on the Company's ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of replacement products entering the market, including products introduced by the Company, and changing customer requirements. The Company anticipates introducing additional Jaz product interfaces and enhancements to support the needs of its customers. In addition, the Company continues to make limited investments to sustain and revitalize the Jaz business. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform, and involves maintaining the size of the product's infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company's business strategy for ZipCD is different from its strategy for its other products because the drive does not use proprietary media and thus has lower overall margins. The Company purchases for resale from a third party manufacturer. The CD-RW drive market is very competitive and includes a number of established participants. Accordingly, there are additional risks that the ZipCD product will not achieve significant market acceptance or otherwise be successful.

The Company's Clik! products represent the Company's first products which are targeted to portable consumer electronics manufacturers in addition to the personal computer markets. The Company does not have prior experience in consumer electronics channels; and, accordingly, there are additional risks that the Clik! products will not achieve significant market presence or otherwise be successful. The Company has introduced four different models of the Clik! drive in addition to a Clik! OEM drive. Three of these models, the Clik! drive for Digital Cameras, the Clik! Drive Plus and the Clik! Drive for Mobile Computers, each of which began shipping in limited quantities in December 1998, were marketed as add-on storage solutions to digital cameras that use various formats of flash memory. The Company began shipping the fourth model, the Clik! PC Card drive, in limited quantities in June 1999, and is currently marketing this product to notebook and sub-notebook computer users. During the third quarter of 1999, the Company recorded a restructuring charge that included costs to refocus the Clik! product platform on the newer Clik! PC Card and OEM drives, which began shipping in the second half of 1999. Additionally, the Company took charges in the fourth quarter of 1999 totaling $47 million relating to the Clik! platform to reflect estimates of net realizable value of inventory and equipment and accruals for related purchase commitments, primarily associated with the Clik! PC Card platform. The Company took additional charges of $7 million during the first quarter of 2000 to reflect a reduction in the estimated net realizable value of inventory and equipment associated with the Clik! PC Card drive and Clik! media. After these charges, net assets and commitments related to the Clik! platform were approximately $7 million as of June 25, 2000. Although the Company is making significant efforts to develop applications for the Clik! platform, particularly in the digital/audio market, and believes the products have potential in the enterprise and OEM markets, there is no assurance the Company will not take additional charges associated with the Clik! platform in the future. Market acceptance of Clik! products as a storage solution for digital audio players, digital cameras and other electronic devices is dependent upon obtaining a significant market presence and establishing OEM relationships with manufacturers, who produce digital devices incorporating built-in Clik! drives.

The Company has recently revised its software strategy. In addition to providing operational product support for existing devices at no additional cost to the customer, the Company plans to sell additional software which can also be used with the Company's products or other products. The Company began selling downloads of its Quick Sync 2 software from its website during the second quarter of 2000. In addition, the Company is expanding its product offerings into non-PC markets such as digital audio players, digital photo storage/display, Internet-based storage and digital cameras. The Company does not have prior experience with these types of products. Accordingly, there are additional risks that these products will not achieve significant market presence or otherwise be successful.

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

The Company's business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers could represent a business risk that loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased OEM demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing  costs of its  products,  thus  enabling  the  Company to sell its products at lower prices. During the past several years, the Company has implemented a number of programs, including Six Sigma quality initiatives, which have resulted in substantial product and process quality improvements and reduced costs. Through these and other programs, the Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company's products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; and decreasing defect rates. This is particularly true for the Company's OEM business, as OEM customers are particularly price sensitive. The Company's ability to reduce manufacturing costs may be adversely affected if the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties.

The Company has, and may again in the future, experience problems relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace, and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase their market share.

The factors described herein for Zip, Jaz, ZipCD and Clik! products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products.

Future operating results also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products and also includes the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. At the present time, the electronics industry is facing shortages on various memory devices and passive components due to strong world-wide demand. Also, many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In particular, media used in Zip 250MB disks are currently obtained exclusively from Fuji Photo Film, certain integrated circuits, including ASIC chips used in Zip drives, are obtained exclusively from L.S.I. Logic Corporation and Texas
Instruments and HSAs used in Zip notebook are obtained exclusively from SAE Magnetics. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain SUFFICIENT COMPONENTS AND EQUIPMENT to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could: prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company's material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The purchase orders under which the Company buys many of its components generally extend one to two quarters in the future or less based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand. Any misestimate of demand could result in excess capacity and purchase commitments.

The Company has experienced increased difficulties in hiring and retaining employees, due in part to the Company's financial performance and restructuring actions. The Company's success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. Many members of the Company's senior management team have been serving in their current positions for only a short period of time, including Bruce R. Albertson, who joined the Company as President and Chief Operating Officer in November 1999 and assumed the role of President and Chief Executive Officer in January 2000. The Company's success will depend in part on its ability to attract and retain highly skilled personnel and on the success of the Company's senior management team in learning to work effectively as a team.

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

Significant portions of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Disclosures About Market Risk" below). In addition, the Company is continuing to assess potential issues relating to the adoption of the Euro.

The Company intends to expand its international operations into Latin America during 2000 and 2001. This will require the Company to add at least some new infrastructure in Latin America resulting in an increase in operating expenses that will not necessarily be offset by an increase in revenue or gross margins. In addition, the Latin America economy is not as mature as the economy in the countries that the Company currently does business. This could result in an increased exposure associated with the collectibility of customer accounts.

On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program (the "Exchange Program"), pursuant to which the Company has granted approximately 1.1 million new stock options at an exercise price of $3.59 in exchange for approximately 1.8 million previously outstanding stock options which had exercise prices above $3.59. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation". Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $4.00 (the market price of July 1, 2000 which is the effective date of FASB Interpretation No. 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the next ten years. Moreover, because the precise amount of the compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage fluctuating volumes of production and an increasingly complex business, transportation issues, product and component pricing, changes in analysts' earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company's products, intellectual property rights, litigation, general economic conditions, changes or slowdowns in overall market demand for personal computer products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate and foreign currency exchange rate risks that arise in the normal course of business. The Company primarily uses borrowings comprised normally of fixed rate debt to finance its OPERATIONS. THE COMPANY DID NOT HAVE ANY SIGNIFICANT DEBT OUTSTANDING AT JUNE 25, 2000, EXCEPT FOR $46 million in convertible subordinated notes (fixed rate of 6.75%). The Company has international operations resulting in receipts and payments in currencies that differ from the U.S. dollar, which is the Company's functional currency. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when re-measured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

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

The fair value of the Corporation's long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of June 25, 2000, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

IOMEGA CORPORATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

A discussion of the Company's legal proceedings appears in Item 1 of this Form 10-Q under Note 8 of the Notes to Consolidated Financial Statements.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the second quarter of 2000 that were not registered under the Securities Act of 1933.

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

                                           IOMEGA CORPORATION
                                           -------------------------
                                           (Registrant)

                                           /S/ BRUCE R. ALBERTSON
                                           -------------------------
Dated:   August 8, 2000                    Bruce R. Albertson
                                           Chief Executive Officer and President

                                           /S/ PHILIP G. HUSBY
                                           -------------------------
Dated:   August 8, 2000                    Philip G. Husby
                                           Senior Vice President, Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NO.    DESCRIPTION

  3. (i). 1    Restated Certificate of Incorporation of the Company, as amended.

   27          Financial Data Schedule (only filed as part of electronic copy).