Form 10-Q
period 2000-09-24
IOMEGA CORP
filed 2000-11-08
CIK 352789

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

                                                  [Company Logo]

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

                                 Yes            X               No   ____________
                                          -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 24, 2000.

Common Stock, par value $.03 1/3                                                      270,614,405
   (Title of each class)                                                          (Number of shares)

IOMEGA CORPORATION
TABLE OF CONTENTS

                                           PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 24, 2000
              and December 31, 1999................................................................       3

         Condensed Consolidated Statements of Operations for the quarters
              ended September 24, 2000 and September 26, 1999......................................       5

         Condensed Consolidated Statements of Operations for the nine months
              ended September 24, 2000 and September 26, 1999......................................       6

         Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 24, 2000 and September 26, 1999......................................       7

         Notes to Condensed Consolidated Financial Statements......................................       8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................................      26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      48

                                            PART II - OTHER INFORMATION

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: future gross margin percentages; expected increases in selling, general and administrative expenses and in research and development expenses; the impact on gross margins of the sales volumes of Zip®; and Jaz® disks, sales mix between disks and drives, the sales mix between Zip 100MB and Zip 250MB drives, the sales mix between OEM and aftermarket channels, the sales mix between the Company’s products, future pricing actions and potential start-up costs of new products; the expected sufficiency of cash, cash equivalent and temporary investment balances, cash flows from operations and future sources of financing; the expected source of funds for the Company’s stock repurchase program; the impact of new accounting pronouncements; the timing and impact of restructuring activities and other organizational changes; expected sales levels due to seasonal demand; anticipated hedging strategies; and, the possible effects of an adverse outcome in legal proceedings described in Note 8 of Part I. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption “Litigation” in Note 8 of Part I, under the captions “Liquidity and Capital Resources” and “Factors Affecting Future Operating Results” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Quantitative Disclosures About Market Risk” in Item 3 of Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

__________

Copyright © 2000 Iomega Corporation. Iomega, Zip, Jaz, Iomega CD-RW, PocketZip, Clik!, HipZip, Fotoshow, iomegadirect and the stylized “I” logo are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

(In thousands)

                                                                            September 24,         December 31,
                                                                                     2000                 1999
                                                                            -------------         ------------
                                                                                       (Unaudited)
      Current assets:
          Cash and cash equivalents                                            $ 293,035          $   172,706
          Temporary investments                                                  113,884               38,209
          Trade receivables, less allowance for doubtful accounts of
             $9,601 and $15,908, respectively (Note 1)                           169,213              175,511
          Inventories                                                             84,169              103,019
          Income taxes receivable                                                  1,360               19,910
          Deferred income taxes                                                   33,587                    -
          Other current assets                                                    15,800               21,585
                                                                              ----------            ---------
             Total current assets                                                711,048              530,940
                                                                              ----------            ---------

      Property, plant and equipment, at cost                                     316,269              365,036
      Less:  Accumulated depreciation and amortization                          (211,255)            (227,336)
                                                                              ----------            ---------
          Net property, plant and equipment                                      105,014              137,700
                                                                              ----------            ---------

      Intangibles, net                                                            22,815               31,743
                                                                              ----------            ---------

      Other assets                                                                 1,884                2,848
                                                                              ----------            ---------

                                                                                $840,761             $703,231
                                                                              ==========            =========

The accompanying notes to condensed consolidated
financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

                                                                            September 24,         December 31,
                                                                                     2000                 1999
                                                                            -------------        -------------
                                                                                        (Unaudited)
      Current liabilities:
          Accounts payable                                                     $ 114,804             $135,615
          Other current liabilities (Note 1)                                     174,091              194,415
          Current portion of capitalized lease obligations                         4,209                5,542
          Convertible subordinated notes, 6.75%, due 2001                         45,495                    -
                                                                               ---------            ---------
             Total current liabilities                                           338,599              335,572
                                                                               ---------            ---------

      Capitalized lease obligations,
          net of current portion                                                     499                1,366
                                                                               ---------            ---------

      Deferred income taxes                                                       31,207                    -
                                                                               ---------            ---------

      Convertible subordinated notes,
          6.75%, due 2001                                                              -               45,505
                                                                               ---------            ---------

      Commitments and contingencies (Note 8)

      Stockholders' equity:
          Preferred Stock, $0.01 par value; authorized 4,600,000
             shares; none issued                                                       -                    -
          Series A Junior Participating Preferred Stock; authorized
             400,000 shares; none issued                                               -                    -
          Common Stock, $.03 1/3 par value; authorized 400,000,000
             shares; issued 271,823,947 and 270,831,769 shares at
             September 24, 2000 and December 31, 1999, respectively                9,060                9,027
          Additional paid-in capital                                             297,631              293,627
          Less:  1,209,542 and 809,542 Common Stock treasury shares at
             September 24, 2000 and December 31, 1999, respectively,
             at cost                                                              (8,073)              (6,088)
          Retained earnings                                                      171,838               24,222
                                                                               ---------            ---------
             Total stockholders' equity                                          470,456              320,788
                                                                               ---------            ---------

                                                                               $ 840,761             $703,231
                                                                               =========            =========

The accompanying notes to condensed consolidated
financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                                  For the Quarter Ended
                                                                            ---------------------------------
                                                                            September 24,        September 26,
                                                                                     2000                 1999
                                                                            -------------        -------------
                                                                                         (Unaudited)
    Sales                                                                      $ 320,501            $ 356,625
    Cost of sales (includes $7,684 in restructuring charges in 1999)             189,717              277,660
                                                                                 -------              -------
    Gross margin                                                                 130,784               78,965
                                                                                 -------               ------
    Operating expenses:
        Selling, general and administrative                                       69,798               71,818
        Bad debt credit                                                             (953)                 (45)
        Research and development                                                  15,891               17,813
        Restructuring charge (reversal)                                           (2,317)              12,773
                                                                                  ------               ------
           Total operating expenses                                               82,419              102,359
                                                                                  ------              -------

    Operating income (loss)                                                       48,365              (23,394)

    Interest income                                                                5,709                1,427
    Interest expense                                                                (946)              (1,489)
    Other expense                                                                   (101)              (2,539)
                                                                                 -------              -------

     Income (loss) before income taxes                                            53,027              (25,995)
    Benefit (provision) for income taxes                                           2,393              (52,351)
                                                                                   -----              -------

    Net income (loss)                                                           $ 55,420            $ (78,346)
                                                                                ========            =========

    Net income (loss) per common share:
        Basic                                                                    $  0.20             $  (0.29)
                                                                                 =======             ========
        Diluted                                                                  $  0.20             $  (0.29)
                                                                                 =======             ========

    Weighted average common shares outstanding                                   270,849              269,715
                                                                                 =======              =======
    Weighted average common shares outstanding - assuming dilution               280,063              269,715
                                                                                 =======              =======

The accompanying notes to condensed consolidated
financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                                For the Nine Months Ended
                                                                            ----------------------------------
                                                                            September 24,        September 26,
                                                                                     2000                 1999
                                                                            -------------        -------------
                                                                                        (Unaudited)

   Sales                                                                       $ 969,037           $1,091,618
   Cost of sales (includes $14,074 in restructuring charges in 1999)             590,335              849,546
                                                                               ---------           ----------
   Gross margin                                                                  378,702              242,072
                                                                               ---------           ----------

   Operating expenses:
       Selling, general and administrative                                       205,898              219,983
       Bad debt expense (reversal)                                                (2,553)               4,559
       Research and development                                                   42,339               61,611
       Restructuring charges (reversals)                                          (4,814)              48,292
                                                                               ---------           ----------
          Total operating expenses                                               240,870              334,445
                                                                               ---------           ----------

   Operating income (loss)                                                       137,832              (92,373)

   Interest income                                                                14,619                3,653
   Interest expense                                                               (3,780)              (5,757)
   Other expense                                                                  (1,714)              (3,030)
                                                                               ---------           ----------

    Income (loss) before income taxes                                            146,957              (97,507)
   Benefit (provision) for income taxes                                              659              (27,323)
                                                                               ---------           ----------

   Net income (loss)                                                           $ 147,616           $ (124,830)
                                                                               =========           ==========

   Net income (loss) per common share:
       Basic                                                                    $   0.55             $  (0.46)
                                                                                ========             ========
       Diluted                                                                  $   0.53             $  (0.46)
                                                                                ========             ========

   Weighted average common shares outstanding                                    270,645              269,073
                                                                                 =======              =======
   Weighted average common shares outstanding - assuming dilution                281,482              269,073
                                                                                 =======              =======

The accompanying notes to condensed consolidated
financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                                  For the Nine Months Ended
                                                                               -------------------------------
                                                                               September 24,      September 26,
                                                                                        2000               1999
                                                                               -------------      -------------
                                                                                          (Unaudited)
  Cash Flows from Operating Activities:
      Net income (loss)                                                           $ 147,616         $ (124,830)
      Non-Cash Revenue and Expense Adjustments:
         Depreciation and amortization                                               54,963             70,928
         Deferred income taxes                                                       (2,380)            38,213
         Restructuring charge (reversal)                                             (1,517)            30,795
         Bad debts                                                                   (2,553)             4,562
         Tax benefit from dispositions of employee stock                                918              1,113
         Other                                                                        4,210              2,124
                                                                                  ---------          ---------
                                                                                    201,257             22,905
      Changes in Assets and Liabilities:
         Trade receivables                                                            8,851             44,558
         Inventories                                                                 18,850             27,788
         Other current assets                                                         5,785              1,605
         Accounts payable                                                           (20,811)            (3,849)
         Other current liabilities                                                  (20,324)            30,141
         Income taxes                                                                18,550              9,693
                                                                                  ---------          ---------
  Net cash provided by operating activities                                         212,158            132,841
                                                                                  ---------          ---------

  Cash Flows from Investing Activities:
      Purchase of property, plant and equipment                                     (18,432)           (38,709)
      Acquisition of SyQuest assets                                                       -            (12,093)
      Purchase of temporary investments                                            (182,256)           (14,695)
      Sale of temporary investments                                                 106,581                  -
      Net decrease (increase) in other assets                                         4,276             (3,329)
                                                                                  ---------          ---------
  Net cash used in investing activities                                             (89,831)           (68,826)
                                                                                  ---------          ---------

  Cash Flows from Financing Activities:
      Proceeds from sale of Common Stock                                              2,187              4,635
      Purchase of Common Stock                                                       (1,985)                 -
      Proceeds from issuance of notes payable                                             -              3,532
      Payments on notes payable and capitalized lease obligations                    (2,200)           (44,349)
                                                                                  ---------          ---------
  Net cash used in financing activities                                              (1,998)           (36,182)
                                                                                  ---------          ---------

  Net Increase in Cash and Cash Equivalents                                         120,329             27,833
  Cash and Cash Equivalents at Beginning of Period                                  172,706             90,273
                                                                                  ---------          ---------
  Cash and Cash Equivalents at End of Period                                      $ 293,035           $118,106
                                                                                  =========          =========

The accompanying notes to condensed consolidated
financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)      SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company’s management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of September 24, 2000 and December 31, 1999, the results of operations for the quarters and nine months ended September 24, 2000 and September 26, 1999 and cash flows for the nine months ended September 24, 2000 and September 26, 1999.

The results of operations for the quarter and nine months ended September 24, 2000 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These unaudited, condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company’s latest Annual Report on Form 10-K.

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

Principles of Consolidation - These unaudited, condensed, consolidated financial statements include the accounts of Iomega Corporation and its subsidiaries after elimination of all material intercompany accounts and transactions.

Revenue Recognition - The Company’s customers include original equipment manufacturers (“OEMs”), end users, retailers, distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer. The Company establishes reserves for returns and allowances which are reflected as a reduction in trade receivables in the accompanying condensed consolidated balance sheets. The reserves for returns and allowances totaled $7.7 million at September 24, 2000 and $13.0 million at December 31, 1999.

In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $17.7 million at September 24, 2000 and $25.3 million at December 31, 1999 and is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

Price Protection and Volume Rebates - The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to some limitations) credit equal to the difference between the price originally paid and the reduced price on units in the customers’ inventories at the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross accounts receivable for amounts estimated to be reimbursed to the qualifying customers.

In addition, the Company records reserves at the time of shipment for estimated volume and other channel rebates. These reserves for volume and other channel rebates and price protection credits totaled $53.7 million and $37.8 million at September 24, 2000 and December 31, 1999, respectively, and are netted against trade receivables in the accompanying condensed consolidated balance sheets. During the second quarter of 2000, the Company reversed approximately $6 million of reserves associated with prior Zip drive and disk rebate programs due to lower than estimated redemption rates. These programs ended on May 31, 2000.

Foreign Currency Translation - For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Cash and Cash Equivalents – For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates fair value.

Temporary Investments - Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at September 24, 2000 and December 31, 1999 primarily consist of municipal notes, common bonds and paper, government securities, commercial paper and corporate notes, bonds and paper. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. At September 24, 2000, the Company has classified all of its temporary investments as available-for-sale securities. Due to the grade of the investments, the adjusted cost basis and the market value of the investments was not materially different at September 24, 2000 and no comprehensive income or loss was recorded for the third quarter of 2000. At December 31, 1999 the Company classified $18.3 million of its temporary investments as available-for-sale securities and the remaining $19.9 million as held-to-maturity. Due to the timing of purchases (all available-for-sale securities were purchased after December 28, 1999) and the grade of the investments, no comprehensive income or loss was recorded in 1999.

Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                                 September 24,        December 31,
                                                                                          2000                1999
                                                                                 -------------        ------------
                                                                                            (In thousands)

                          Raw materials                                               $ 24,478          $  27,254
                          Work-in-process                                                3,443              7,958
                          Finished goods                                                50,690             59,414
                          Inventory associated with estimated
                              returns                                                    5,558              8,393
                                                                                      --------          ---------
                                                                                      $ 84,169          $ 103,019
                                                                                      ========          =========

Other Current Liabilities - Other current liabilities consist of the following:

                                                                                  September 24,      December 31,
                                                                                           2000              1999
                                                                                  -------------      ------------
                                                                                            (In thousands)

                        Accrued payroll, vacation and bonus                            $ 22,431          $ 13,189
                        Deferred revenue                                                 17,724            25,254
                        Accrued warranty                                                 15,204            17,211
                        Accrued advertising                                              44,562            36,971
                        Accrued restructuring charges                                     6,098            17,843
                        Purchase commitments                                              3,007            19,734
                        Other accrued liabilities                                        65,065            64,213
                                                                                       --------          --------
                                                                                       $174,091          $194,415
                                                                                       ========          ========

Earnings Per Common Share – Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter and nine months ended September 24, 2000 was determined under the assumption that the convertible subordinated notes were converted on June 26, 2000 and January 1, 2000, respectively. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the quarter ended September 24, 2000 and September 26, 1999:

                                                                         Net
                                                                     Income (Loss)          Shares          Per Share
                                                                      (Numerator)        (Denominator)        Amount
                                                                     -------------       -------------      ----------
                                                                            (In thousands, except per share data)
                For the Quarter Ended:

                September 24, 2000:
                Basic EPS                                               $ 55,420            270,849          $ 0.20
                Effect of options                                              -                  -               -
                Effect of convertible subordinated notes                     752              9,214               -
                                                                        --------            -------          ------
                Diluted EPS                                             $ 56,172            280,063          $ 0.20
                                                                        ========            =======          ======

                September 26, 1999:
                Basic EPS                                              $ (78,346)           269,715         $ (0.29)
                    Effect of options                                          -                  -               -
                    Effect of convertible subordinated notes                   -                  -               -
                                                                       ---------            -------         -------
                Diluted EPS                                            $ (78,346)           269,715         $ (0.29)
                                                                       =========            =======         =======

For the quarter ended September 24, 2000, stock options were not included in the calculation of Diluted EPS as their inclusion, including related tax benefits associated with non-qualified options, would be antidilutive. For the quarter ended September 24, 2000, there were outstanding options to purchase 2,430,402 shares that had an exercise price greater than the average market price of the common shares for the quarter. For the quarter ended September 26, 1999, stock options and convertible subordinated notes were not included in the calculation of Diluted EPS as their inclusion would be antidilutive.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the nine months ended September 24, 2000 and September 26, 1999:

                                                                          Net
                                                                     Income (Loss)         Shares          Per Share
                                                                      (Numerator)       (Denominator)        Amount
                                                                     -------------      -------------      ---------
                                                                         (In thousands, except per share data)
                For the Nine Months Ended:

                September 24, 2000:
                Basic EPS                                               $147,616          270,645            $ 0.55
                    Effect of options                                          -            1,623                 -
                    Effect of convertible subordinated notes               2,257            9,214             (0.02)
                                                                        --------          -------           -------
                Diluted EPS                                             $149,873          281,482            $ 0.53
                                                                        ========          =======            ======

                September 26, 1999:
                Basic EPS                                               $(124,830)         269,073          $ (0.46)
                    Effect of options                                          -                -                 -
                    Effect of convertible subordinated notes                   -                -                 -
                                                                        ---------         -------           -------
                Diluted EPS                                             $124,830)         269,073           $ (0.46)
                                                                        ========          =======           =======

For the nine months ended September 24, 2000, there were outstanding options to purchase 4,935,309 shares that had an exercise price greater than the average market price of the common shares for the respective period. For the nine months ended September 26, 1999, stock options and convertible subordinated notes were not included in the calculation of Diluted EPS as their inclusion would be antidilutive.

Reclassifications - Certain reclassifications were made to the prior periods' unaudited, condensed, consolidated financial statements and notes to condensed consolidated financial statements to conform with the current period's presentation.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company's results of operations, financial position or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June of 2000, the Securities and Exchange Commission issued SAB 101B which extended the implementation date to the Company's fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations, financial position or liquidity.

(2)       INCOME TAXES

For the quarter ended September 24, 2000, the Company recorded an income tax provision of $20.4 million on pre-tax income, offset by a $20.9 million decrease in the valuation allowance for net deferred tax assets and a $1.9 million benefit to reflect the expected full year effective tax rate.

The Company's existing valuation allowance at the beginning of the third quarter of 2000, prior to accounting for income taxes for the third quarter of 2000, amounted to $50.3 million. The Company determined at the end of the third quarter of 2000 that only $14.0 million of the $50.3 million of valuation allowance was required to keep the foreign deferred tax assets fully reserved and that the remaining $36.3 million of valuation allowance was no longer required. Based on its judgments about the level of pre-tax profitability for the fourth quarter of 2000 and for the full year 2000, the previous release of valuation allowances, and its conclusion that the remaining $36.3 million of valuation allowance was no longer necessary, the Company estimated that its effective tax rate for the full year 2000 will be approximately 0%.

In order to reflect a 0% effective income tax rate for the year, the Company determined that the release of the $36.3 million of valuation was to be apportioned among the remaining quarters: $20.4 million of valuation was released in the third quarter and $15.4 million is expected to be released in the fourth quarter of 2000. The remaining $0.5 million release of valuation allowance related to judgments about years beyond 2000, and was therefore treated as a discrete change in valuation allowance recognized in full in the third quarter of 2000, the interim period in which the change in judgment occurred. In addition to the $20.4 million of valuation allowance related to the third quarter of 2000 pre-tax income and $0.5 million of valuation allowance treated as a discrete income tax item, the Company also adjusted its tax provision by an additional tax benefit of $1.9 million to reflect the expected full year effective tax rate of 0% for the nine-month period ended September 24, 2000.

The significant components of the Company's deferred taxes are as follows:

                                                                                September 24,             December 31,
                                                                                         2000                     1999
                                                                                -------------             ------------
                                                                                             (In thousands)

        Current deferred tax assets                                                 $ 48,953                $ 61,483
        Short-term valuation allowance                                               (15,366)                (61,483)
                                                                                     -------                 -------
        Net current deferred tax assets                                             $ 33,587                  $    -
                                                                                    ========                  ======

        Long-term deferred tax assets                                               $ 37,674                $ 63,878
        Long-term valuation allowance                                                (14,003)                (26,531)
                                                                                     -------                 -------
        Net long-term deferred tax asset                                              23,671                  37,347
        Long-term deferred tax liabilities                                           (54,878)                (37,347)
                                                                                     -------                 -------
        Net long-term deferred tax liabilities                                     $ (31,207)                $     -
                                                                                   =========                 =======

As noted above, as of September 24, 2000, the Company had approximately $14.0 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected a benefit of approximately $32.5 million in future tax deductions, for which the Company had established a full valuation allowance. These carryforwards expire at various dates beginning in 2004.

As of September 24, 2000, the Company had no remaining deferred tax assets related to domestic net operating loss carryforwards.

Additionally, as of September 24, 2000, the Company had approximately $17.8 million of domestic deferred tax assets, net of deferred tax liabilities, which reflected a benefit of approximately $45.6 million in future tax deductions.

As of September 24, 2000, the Company had accrued approximately $46 million in deferred tax liabilities on approximately $118 million of unremitted foreign earnings expected to be repatriated some time in the future. U.S. taxes have not been accrued for additional unremitted foreign earnings of approximately $112 million, which are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liabilities, if such amounts were remitted, would be approximately $44 million. Cash paid for taxes was $0.3 million and $3.1 million, respectively, for the quarters ended September 24, 2000 and September 26, 1999.

For the nine-month period ended September 24, 2000, the Company recorded an income tax benefit of $0.7 million on pre-tax income resulting from a tax provision of $57.9 million that was offset by a $58.6 million decrease in the valuation allowance for the net deferred income taxes. Cash paid for income taxes was $1.7 million and $4.2 million, respectively, for the first nine months of 2000 and 1999.

(3)       DEBT

Notes Payable – The Company cancelled its $75 million Senior Secured Credit Facility (“Credit Facility”) with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders two months prior to the Credit Facility’s scheduled expiration date of July 14, 2000. There had been no borrowings under the Credit Facility in over six quarters.

Convertible Debt – In March 1996, the Company issued $46.0 million of convertible subordinated notes due March 15, 2001 (“notes”) bearing interest at 6.75% per year payable semi-annually. During the quarter ended September 24, 2000, the Company announced its plan to call all of the outstanding convertible notes for redemption on October 23, 2000. As of September 24, 2000, notes in an aggregate principal amount of approximately $45.5 million were outstanding.

The redemption price of the notes was $1,103.50 per $1,000 principal amount of the notes, together with accrued interest from September 15, 2000 to October 23, 2000. The notes were convertible into common stock at a conversion price of $4.9375 per share. On October 23, 2000, the Company redeemed approximately $45.5 million of notes.

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

Cash Paid for Interest – The Company paid interest of $1.6 million and $2.3 million, respectively, for the quarters ended September 24, 2000 and September 26, 1999, including interest on capital leases. Included in interest expense for the third quarter of 2000 and 1999, was $0.2 million and $0.4 million, respectively, of amortization of deferred charges associated with obtaining debt as discussed above.

For the first nine months of 2000 and 1999, cash paid for interest was $4.3 million and $9.6 million, respectively, including interest on capital leases. Included in interest expense for the first nine months of 2000 and 1999, was $1.0 million and $1.2 million, respectively, of amortization of deferred charges associated with obtaining debt as discussed above.

(4)       BUSINESS SEGMENT INFORMATION

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip, Jaz, Iomega CD-RW™ (formerly ZipCD™) and PocketZip™ (formerly Clik!). The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also involves the development and manufacture of the recently introduced Fotoshow™ product. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company’s Iomega CD-RW segment involves the distribution and sales of Iomega CD-RW drives to retailers, distributors and resellers throughout the world and includes Iomega CD-RW disc and drive systems, which began shipping in limited quantities in August 1999. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip PC Card drives, PocketZip OEM drives, HipZip™ digital media players and PocketZip disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The “Other” category includes products such as software, Ditto tape products, floppy disks and other Nomai products and other miscellaneous items.

The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment’s operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes.

Reportable Operating Segment Information:

                                                                   For the Quarter Ended      For the Nine Months Ended
                                                                  -----------------------     -------------------------
                                                                  Sept. 24,     Sept. 26,      Sept. 24,      Sept. 26,
                                                                       2000          1999           2000           1999
                                                                  ---------     ---------      ---------      ---------
                                                                         (In millions)                (In millions)
      Sales:
          Zip                                                       $  247        $  274         $  763        $   850
          Jaz                                                           35            66            125            195
          Iomega CD-RW                                                  34             9             70              9
          PocketZip                                                      3             6              8             12
          Other                                                          1             2              3             26
                                                                    ------        ------         ------        -------
      Total sales                                                   $  320        $  357         $  969        $ 1,092
                                                                    ======        ======         ======        =======

      Product profit margin (product loss) before
      restructuring charge(s):
          Zip                                                       $   87        $   48         $  245         $  132
          Jaz                                                           10            11             34              3
          Iomega CD-RW                                                   2            (3)             3             (5)
          PocketZip                                                     (5)          (20)           (25)           (49)
          Other                                                         (1)          (12)            (6)           (27)
                                                                    ------        ------         ------         ------
      Total product profit margin                                   $   93        $   24         $  251         $   54
                                                                    ======        ======         ======         ======

      Product profit margin (product loss) after
      restructuring charge(s):
          Zip                                                       $   87        $   48         $  245         $  132
          Jaz                                                           11            11             37            (24)
          Iomega CD-RW                                                   2            (3)             3             (6)
          PocketZip                                                     (4)          (31)           (23)           (61)
          Other                                                         (1)          (21)            (6)           (45)
                                                                    ------        ------          -----         ------
      Total product profit margin (product loss)                        95             4            256             (4)

      Common (with restructuring allocated to PPM):
          Corporate restructuring charge                                 -             -              -             (4)
          General corporate expenses                                   (47)          (27)          (118)           (85)
          Interest and other income (expense), net                       5            (3)             9             (5)
                                                                    ------        ------         ------          -----
      Income (loss) before income taxes                             $   53        $  (26)        $  147        $   (98)
                                                                    ======        ======         ======        =======

      Corporate restructuring charges (reversals):
          Zip                                                       $    -         $   -         $    -        $    -
          Jaz                                                           (1)            -             (3)           27
          Iomega CD-RW                                                   -             -              -             1
          PocketZip                                                     (1)           11             (2)           12
          Other                                                          -             9              -            18
          Common                                                         -             -              -             4
                                                                    ------         -----         ------        ------
                                                                    $   (2)       $   20         $   (5)       $   62
                                                                    ======        ======         ======        ======

(5)       RESTRUCTURING CHARGES

During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the total $41.9 million, $6.4 million related to inventory and inventory commitments was recorded in cost of sales in the accompanying financial statements. The actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects related to enhancements and accessories associated with the Jaz product platform and consolidation of the Company’s magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company’s facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charge was comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; $4.7 million for workforce reduction costs, contract cancellation and other exit costs such as the lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company’s operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were no indications of permanent impairment of the assets prior to the restructuring actions.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter restructuring actions. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999. Through September 24, 2000 the Company terminated 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah. As of September 24, 2000, $0.3 million of the reserve for severance and benefits remained unused primarily due to the fact that the Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages requiring them to continue to work for the Company into the third or fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. The retention packages were offered to individuals at all levels of development and administrative functions necessary to transfer product and process knowledge to Roy, Utah and close down the facilities in Milpitas and San Diego, California. These retention costs totaled $0.6 million and were included in severance.

The Milpitas and San Diego facilities, each of which consisted of multiple leased properties, were vacated during the third quarter of 1999. Depreciation and rent were charged to normal operations until the facilities were vacated. A couple of the leased properties that made up the Milpitas and San Diego facilities have not yet been subleased. The Company is continuing to make monthly payments on the leases.

The majority of the fixed assets associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it is taking longer than expected to dispose of the assets. These fixed assets have not been utilized since the restructuring actions were announced and are expected to be scrapped or sold for nominal amounts. The contract cancellations in France are under dispute and therefore have not been settled.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and fixed assets and higher than expected proceeds received from equipment sales.

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closing of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher than anticipated rates.

At September 24, 2000, the Company has terminated all employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations on products and projects associated with the restructuring actions. The Company expects most of the remaining actions to be completed by the end of 2000.

The Company estimated that annual cost savings may approximate $40 million when these actions have been fully implemented. The savings are primarily a result of reductions in salaries, rent and depreciation. However, it was also anticipated that these savings will be offset by increased spending in other areas such as advertising.

Restructuring reserves in the amount of $3.4 million are included in the Company’s other current liabilities and fixed assets as of September 24, 2000. The second quarter 1999 restructuring reserves originally totaled $41.9 million. Utilization of the second quarter 1999 restructuring reserves during the quarter ended September 24, 2000 is summarized below:

                                                  Balance              Utilized                            Balance
                                               June 25, 2000      Cash      Non-Cash       Reversals    Sept. 24, 2000
                                               -------------      ----      --------       ---------    --------------
                                                                          (In thousands)
        Second Quarter 1999
        Restructuring Actions:

        Discontinued Products/Projects:
            Manufacturing equipment/tooling (a)       $  493         $  -      $ (270)          $  -           $ 223
            Purchase commitments (b)                     292          (190)         -              -             102
                                                         ---          ----     ------         ------           -----
                                                         785          (190)      (270)             -             325
                                                         ---          ----     ------         ------           -----

        Severance and benefits (b)                       428          (155)         -              -             273
                                                         ---          ----     ------         ------           -----
        Leasehold improvements/furniture (a)             425             -         (4)             -             421
                                                         ---          ----     ------         ------           -----
        Lease terminations (b)                         1,507          (135)         -           (800)            572
                                                       -----          ----     ------           ----             ---

        France/Scotland Consolidation:
            Contract cancellation (b)(c)               1,414             -          -              -           1,414
            Severance and benefits (b)                    40             -          -              -              40
            Lease cancellations (a)                      157             -          -              -             157
            Leasehold improvements/tooling (a)           135             -          -              -             135
            Other exit costs (a)                          35             -          -              -              35
                                                       1,781             -          -              -           1,781
                                                     -------        ------     ------         ------           -----
                                                     $ 4,926        $ (480)    $ (274)        $ (800)         $3,372

        Balance Sheet Breakout:
            Other current liabilities                $ 4,129        $ (480)    $    -         $ (800)         $2,849
            Fixed asset reserves                         797             -       (274)             -             523
                                                     -------        ------       ----         ------          ------
                                                     $ 4,926        $ (480)    $ (274)        $ (800)         $3,372
                                                     =======        ======     ======         ======          ======

     (a)  Amounts represent primarily non-cash charges.
     (b)  Amounts represent primarily cash charges.
     (c)  Amounts relate to commitments associated with the manufacturing of floppy drives.

During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives which resulted in the Company’s discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments was recorded in cost of sales in the accompanying financial statements. An additional charge of $5.4 million primarily for severance and benefits and write-offs of other prepaid assets was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured. The second half restructuring charges of $25.9 million included reserves of $11.3 million relating to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory and exit costs including cancellation fees. In addition, a $2.1 million charge was taken for write-offs of intangibles associated with the Avranches operations.

The second half restructuring charges also included reserves of $11.5 million of inventory and fixed asset reserves associated with the Clik! Mobile drive products; and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit accruals associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

In connection with the discontinuance of the Clik! Mobile drive, the Company intended to build out the remaining inventory associated with the Clik! digital camera bundle model and sell the inventory through the first quarter of 2000, and discontinue production and marketing of all other Clik! Mobile drive models. In the fourth quarter of 1999, the Company had to abandon its plans to sell its Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. This resulted in a $6 million non-restructuring charge in the fourth quarter of 1999.

In connection with the Company’s 1999 second half restructuring actions, the Company had a workforce reduction of 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of 140 employees.

The Company anticipates that the implementation of the restructuring actions within the United States will be complete by the end of December 2000. However, the legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in France will take longer to utilize.

There can be no assurance that the Company will cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued in the restructuring charge. For example, the Company has been informally notified of a tax audit to be conducted in France during the first half of 2001. The audit will cover payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

The Company did not anticipate material savings from the second half restructuring actions.

During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

During the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! streamlining. Due to the recent development of the PocketZip OEM business and the introduction of the Company’s HipZip digital media player, it was determined that certain Clik! manufacturing equipment, reserved in the third quarter of 1999 as part of the second half restructuring reserves, could be utilized in the Company’s Penang facility.

Restructuring reserves in the amount of $4.7 million are included in the Company’s other current liabilities, fixed assets, inventory and other prepaids as of September 24, 2000. The second half 1999 restructuring reserves originally totaled $25.9 million. Utilization of the second half 1999 restructuring reserves during the quarter ended September 24, 2000 is summarized below:

                                                  Balance              Utilized                             Balance
                                               June 25, 2000      Cash      Non-Cash       Reversals    Sept. 24, 2000
                                                                            (In thousands)
        Second Half 1999
        Restructuring Actions:

        Clik! Streamlining:
            Manufacturing equipment (a)               $1,527        $    -      $ (10)       $(1,517)          $   -
            Purchase commitments (b)                     596          (487)         -              -             109
                                                      ------          ----       ----       --------           -----
                                                       2,123          (487)       (10)        (1,517)            109
                                                      ------          ----       ----       --------           -----

        Manufacturing Cessation:
            Equipment and fixtures (a)                 1,770          (283)      (347)            -            1,140
            Inventory (a)                                228            -           -             -              228
            Accounts receivable (a)                       47            -           -             -               47
            Other commitments (b)(c)                   1,003          (224)         -             -              779
            Contract cancellation (b)                  1,581            -           -             -            1,581
            Severance and benefits (b)                   802           (22)         -             -              780
                                                       5,431          (529)      (347)            -            4,555
                                                       -----          ----       ----       -------            -----
                                                      $7,554       $(1,016)    $ (357)      $(1,517)          $4,664
                                                      ======       =======     ======       =======           ======

        Balance Sheet Breakout:
            Other current liabilities (b)             $3,982        $ (733)    $    -       $     -           $3,249
            Fixed asset reserves (a)                   3,297          (283)      (357)       (1,517)           1,140
            Inventory reserves (a)                       228             -          -             -              228
            Other prepaids (a)                            47                                                      47
                                                      ------       -------     --------     -------           ------
                                                      $7,554       $(1,016)     $(357)      $(1,517)          $4,664

         (a) Amounts represent primarily non-cash charges.
         (b) Amounts represent primarily cash charges.
         (c) Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

(6)       OTHER NON-RESTRUCTURING CHARGES

During the first quarter of 2000, the Company recorded other non-restructuring charges of $7.4 million as cost of sales. The charges were comprised of $3.7 million for excess Clik! disk manufacturing capacity, $2.8 million to reflect a reduction in the estimated net realizable value of Clik! PC Card drive inventory, $0.6 million for excess Clik! PC Card drive manufacturing capacity and $0.3 million for Clik! PC Card drive purchase commitments.

(7) OTHER MATTERS

Significant Customers – During the quarter ended September 24, 2000, sales to Ingram Micro, Inc. accounted for 19.2% of consolidated sales, compared to 17.0% for the third quarter of 1999. No other single customer accounted for more than 10% of the Company’s sales for these periods.

During the nine months ended September 24, 2000, sales to Ingram Micro, Inc. accounted for 16.1% of consolidated sales compared to 14.0% for the corresponding period of 1999. No other single customer accounted for more than 10% of the Company’s sales for these periods.

Forward Exchange Contracts - The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

At September 24, 2000, outstanding forward exchange sales (purchase) contracts, which all mature in December 2000, were as follows:

                                                                                    Contracted            Spot
                       Currency                                        Amount      Forward Rate           Rate
                       --------                                        ------      ------------           ----
                       European Euro                               14,000,000              1.16           1.14
                       Japanese Yen                              (184,000,000)           106.89         108.01
                       Singapore Dollar                             2,410,000              1.72           1.75
                       Swiss Franc                                   (620,000)             1.76           1.73
                       British Pound                                  116,000              0.70           0.69

The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and are recognized as part of the cost of the underlying transaction being hedged. At September 24, 2000, all of the Company’s foreign currency contracts were being used to hedge operating requirements. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(8)       COMMITMENTS AND CONTINGENCIES

Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 26, 2000 and June 25, 2000, on July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. (“Castlewood”), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company’s U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719, and for infringing and diluting the Company’s registered trademarks “Iomega,” “Zip” and “Jaz.” The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company’s claims and requesting a declaratory judgment that the Company’s patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. The Company sought a preliminary injunction preventing the sale of Castlewood’s infringing products. Additionally, on September 20, 1999, the Company initiated litigation on this same basis against Motek, a French retailer of Castlewood’s products, in the Paris District Court. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. The court has since denied Iomega’s request for a preliminary injunction with respect to the Company’s patent claims, and granted its motion for a preliminary injunction with respect to the Company’s trademark claims. The Company has acquiesced in the request by Castlewood for a stay of the French proceedings with respect to one of the infringement claims to allow the parties to focus on the U.S. litigation; the other patent infringement claim is currently pending. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company’s U.S. Patent No. 6,049,444. The Company’s complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. The Company continues to be committed to the vigorous protection and enforcement of its intellectual property rights and to attacking instances of unfair competition.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 26, 2000 and June 25, 2000, on May 27, 1998, Scott D. Ora filed a complaint against the Company and other parties. The action, captioned Ora v. Iomega Corporation, et al., was filed in Superior Court of the State of California for the County of Los Angeles and alleged that the Company and certain of its former officers violated certain federal and state securities laws. The complaint also alleged that Kim B. Edwards, former Chief Executive Officer and director of the Company, breached his duties as a director of the Company. The Company successfully removed the action to the United States District Court for the Central District of California. On February 9, 1999, the Court dismissed five of the complaint’s original seven causes of action. On August 18, 1999, the Court dismissed the remaining two causes of action, but gave Ora the opportunity to file an amended complaint with respect to those two counts. On November 1, 1999, Ora filed an amended complaint repleading the two causes of action dismissed on August 18, 1999 and bringing two new related conspiracy causes of action. The amended complaint sought an unspecified amount of damages. On December 15, 1999, the Company and the individual defendants filed a motion to dismiss the amended complaint. On April 12, 2000, the Court dismissed the amended complaint in its entirety, entering judgment in the Company’s favor. On May 7, 2000, the plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On September 29, 2000, the Company entered into a settlement agreement with Ora resolving all claims between the parties, dismissing Ora’s appeal and providing for a minimal payment by the Company.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 26, 2000 and June 25, 2000, on September 10, 1998, a purported class action lawsuit, Rinaldi et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company’s Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture, and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the Attorney General of the State of Delaware filed a brief in opposition. The Court has not yet decided the motion to dismiss. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident, which amendment the Court allowed on May 23, 2000 over the Company’s opposition. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a “Notice of Claim” under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs’ Delaware Consumer Fraud Act claim (the “Texas Claim”). The Texas Claim purports to be on behalf of the two plaintiffs and a class of others similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys’ fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. The Company intends to vigorously defend against this suit and the Texas Claim. Although the Company does not expect this suit or the Texas Claim to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, an adverse judgment or settlement could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 26, 2000 and June 25, 2000, on June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint requests injunctive relief against the Company, as well as monetary damages. On October 26, 1999, the court granted the plaintiff’s motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. The Company intends to vigorously defend against this suit.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 26, 2000 and June 25, 2000, on February 18, 2000, Maître Jean Jacques Saveneir, the Commissaire à l’execution du Plan (bankruptcy trustee), filed a complaint against the Company’s subsidiary, Nomai. Savenier claims that Nomai has not complied with investment and employment related commitments made by Nomai’s former management before the Commercial Court in 1997 in connection with Nomai’s acquisition of the assets of R&S Media S.A. in bankruptcy. The action seeks a daily penalty against Nomai of FF 100,000 (approximately $14,000) until Nomai invests FF 48,000,000 (approximately $6 million) and hires 100 people. The Company intends to vigorously defend against the lawsuit.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2000, on May 18, 2000, Conseil & Technique, Soterem and IDCC (subcontractors under a research and development contract) filed a lawsuit before the Commercial Court of Toulouse, France against Nomai’s former subsidiary, Albi Media Manufacturing, SARL (“AMM”). Iomega’s subsidiary, Nomai, is obligated to indemnify for and defend against the lawsuit pursuant to the agreement whereby Nomai divested its ownership of AMM to a new owner. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to a research and development project between AMM and the plaintiffs. The lawsuit claims total damages of approximately 67 million French francs (approximately $8.8 million). An initial procedural hearing was held in the case in June 2000; the next hearing is scheduled for November 2000.

It is the opinion of management, after discussions with legal counsel, that, except as discussed above, the ultimate dispositions of these lawsuits and claims will not have a material adverse effect on the Company’s financial position or results of operations.

Stock Option Exchange Program

On April 19, 2000, the Company’s shareholders approved an Employee Stock Option Exchange Program (“Exchange Program”), pursuant to which the Company has granted approximately 1.1 million new stock options at an exercise price of $3.59 in exchange for approximately 1.8 million previously outstanding stock options which had exercise prices above $3.59. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company’s Common Stock above $4.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company’s financial statements will depend on quarterly fluctuations in the Company’s Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the next ten years. Moreover, because the precise amount of the compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

For the quarter ended September 24, 2000, the compensation expense and deferred compensation related to the Exchange Program was $0.9 million and $0.3 million, respectively. The compensation expense was included in selling, general and administrative expenses in the accompanying financial statements. Deferred compensation will be recognized in future income over the remaining vesting period of the options.

IOMEGA CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 2001 CALENDAR

Under the Company’s fiscal calendar, quarters for 2001 will end on the following dates compared to the corresponding dates for 2000:

                                                            2001                2000
                                      Q1                April  1            March 26
                                      Q2                 July  1             June 25
                                      Q3            September 30        September 24
                                      Q4             December 31         December 31

Under the calendar for fiscal 2001, the first quarter of 2001 will have 5 more days than the first quarter of 2000 and the fourth quarter of 2001 will have 5 less days than the fourth quarter of 2000. The Company plans to continue its practice of releasing earnings on the third Thursday following quarter end.

SEASONALITY

The Company sells its products primarily through computer product distributors, retailers and original equipment manufacturers (“OEMs”). The Company’s Zip products are targeted primarily to the retail consumer and enterprise markets and to personal computer OEMs. The Company’s Jaz products are targeted primarily to the business professional market. The Company’s Iomega CD-RW products are targeted to the retail consumer and enterprise markets. The Company’s PocketZip products are targeted to the retail consumer, various consumer electronics device OEMs and the enterprise market.

Management believes the markets for the Company’s products are generally seasonal, with a higher proportional share of total sales occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior period are not necessarily indicative of revenues or growth rates to be expected in any future period.

BUSINESS SEGMENT INFORMATION

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip, Jaz, Iomega CD-RW (formerly ZipCD) and PocketZip (formerly Clik!). The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also involves the development and manufacture of the recently introduced Fotoshow product. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company’s Iomega CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world and includes Iomega CD-RW disc and drive systems, which began shipping in limited quantities in August 1999. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip PC Card drives, PocketZip OEM drives, HipZip digital media players and PocketZip disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The “Other” category includes products such as software, Ditto tape products, floppy disks and other Nomai products and other miscellaneous items.

The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment’s operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes.

Reportable Operating Segment Information:

                                                                   For the Quarter Ended      For the Nine Months Ended
                                                                  -----------------------     -------------------------
                                                                  Sept. 24,     Sept. 26,      Sept. 24,      Sept. 26,
                                                                       2000          1999           2000           1999
                                                                  ---------     ---------      ---------      ---------
                                                                         (In millions)                (In millions)
      Sales:
          Zip                                                       $  247        $  274         $  763        $   850
          Jaz                                                           35            66            125            195
          Iomega CD-RW                                                  34             9             70              9
          PocketZip                                                      3             6              8             12
          Other                                                          1             2              3             26
                                                                    ------        ------         ------        -------
      Total sales                                                   $  320        $  357         $  969        $ 1,092
                                                                    ======        ======         ======        =======

      Product profit margin (product loss) before
      restructuring charge(s):
          Zip                                                       $   87        $   48         $  245         $  132
          Jaz                                                           10            11             34              3
          Iomega CD-RW                                                   2            (3)             3             (5)
          PocketZip                                                     (5)          (20)           (25)           (49)
          Other                                                         (1)          (12)            (6)           (27)
                                                                    ------        ------         ------         ------
      Total product profit margin                                   $   93        $   24         $  251         $   54
                                                                    ======        ======         ======         ======

      Product profit margin (product loss) after
      restructuring charge(s):
          Zip                                                       $   87        $   48         $  245         $  132
          Jaz                                                           11            11             37            (24)
          Iomega CD-RW                                                   2            (3)             3             (6)
          PocketZip                                                     (4)          (31)           (23)           (61)
          Other                                                         (1)          (21)            (6)           (45)
                                                                    ------        ------          -----         ------
      Total product profit margin (product loss)                        95             4            256             (4)

      Common (with restructuring allocated to PPM):
          Corporate restructuring charge                                 -             -              -             (4)
          General corporate expenses                                   (47)          (27)          (118)           (85)
          Interest and other income (expense), net                       5            (3)             9             (5)
                                                                    ------        ------         ------          -----
      Income (loss) before income taxes                             $   53        $  (26)        $  147        $   (98)
                                                                    ======        ======         ======        =======

      Corporate restructuring charges (reversals):
          Zip                                                       $    -         $   -         $    -        $    -
          Jaz                                                           (1)            -             (3)           27
          Iomega CD-RW                                                   -             -              -             1
          PocketZip                                                     (1)           11             (2)           12
          Other                                                          -             9              -            18
          Common                                                         -             -              -             4
                                                                    ------         -----         ------        ------
                                                                    $   (2)       $   20         $   (5)       $   62
                                                                    ======        ======         ======        ======

RESULTS OF OPERATIONS

The Company reported net income of $55 million, or $0.20 per diluted share, for the third quarter ended September 24, 2000, which included $23 million, or $0.08 per diluted share, primarily attributable to a decrease in the Company’s valuation allowance for net deferred tax assets, and $2 million, or $0.01 per diluted share, attributable to a pre-tax reversal of restructuring charges previously recorded. This compared to a third quarter 1999 loss of $78 million, or ($0.29) per diluted share, which included a pre-tax restructuring charge of $20 million, or ($0.08) per diluted share, $13 million, or ($0.05) per diluted share, in other pre-tax charges related to inventory and equipment write-downs, and an increase of $51 million, or ($0.19) per diluted share, in the Company’s valuation allowance for net deferred tax assets.

Third quarter 2000 revenue of $320 million decreased $36 million from the third quarter of 1999. Revenue declined $20 million in Europe as sales of the Company’s U.S. dollar-priced products became adversely affected due to the weaker Euro. Revenue in the Americas declined $10 million, mainly due to a decline in Zip drive sales to OEM customers and a decline in Jaz revenue. Revenue in Asia declined $6 million primarily due to decreased sales in Japan and Taiwan. While third quarter 2000 revenue declined, the gross margin of $131 million was up $44 million, or over 50 percent, from third quarter 1999 gross margin of $87 million (excluding restructuring charges).

For the first nine months of 2000, Iomega’s revenue totaled $969 million compared to $1,092 million for the first nine months of 1999. Iomega’s net income for the first nine months of 2000 totaled $148 million or $0.53 per diluted share, which included $58 million, or $0.21 per diluted share, primarily attributable to a decrease in the Company’s valuation allowance for net deferred tax assets, and $5 million, or $0.02 per diluted share, attributable to pre-tax reversals of restructuring charges previously recorded. This compared to a net loss of $125 million or ($0.46) per diluted share for the same period in 1999, which included pre-tax restructuring charges of $62 million, or ($0.23) per diluted share, other pre-tax charges of $20 million, or ($0.07) per diluted share, related to inventory and equipment write-downs and an increase in the net deferred tax valuation allowance of $51 million, or ($0.19) per diluted share.

SALES

Sales for the quarter ended September 24, 2000 of $320 million decreased by $37 million, or 10% when compared to $357 million in the third quarter of 1999. This decrease was primarily a result of reduction in Jaz sales, decreased Zip OEM drive sales as well as price reductions and rebates primarily related to Zip products, offset in part by sales of Iomega CD-RW products. The price reductions and rebates for Zip products were largely the result of the Company’s strategy to gain increased market penetration for its Zip products.

Zip product sales in the third quarter of 2000 totaled $247 million, representing a decrease of 10% when compared to sales of $274 million in the third quarter of 1999. Sales of Zip products represented 77% of total sales for the third quarters of 2000 and 1999. Zip drive sales of $138 million for the third quarter of 2000 decreased by $28 million, or 16%, when compared to $166 million in the third quarter of 1999. Zip drive unit shipments decreased by 30% from the third quarter of 1999 to the third quarter of 2000. The decline in Zip drive revenue was primarily a result of lower OEM volumes, price reductions and third quarter 2000 rebate programs, partially offset by a higher mix of Zip 250MB sales. Zip disk sales of $109 million for the third quarter of 2000 increased by $1 million, or 1%, when compared to $108 million in the third quarter of 1999. Zip disk unit shipments increased by 6% from the third quarter of 1999 to the third quarter of 2000. The increase in disk revenue was primarily a result of increased private label disk volumes substantially offset by third quarter 2000 rebate programs. Pricing actions accounted for a $22 million decrease in revenue and lower volumes, net of favorable product mix, accounted for a $5 million decrease in revenue when compared to the third quarter of 1999.

Jaz product sales in the third quarter of 2000 totaled $35 million, representing a decrease of 48% when compared to sales of $66 million in the third quarter of 1999. Sales of Jaz products represented 11% of total sales for the third quarter of 2000, compared to 19% in the third quarter of 1999. Jaz drive unit shipments decreased by 39% as compared to the third quarter of 1999, while Jaz disk unit shipments decreased by 50%. Lower volumes accounted for a $29 million decrease in revenue and pricing actions accounted for a $2 million decrease in revenue when compared to the third quarter of 1999.

Iomega CD-RW product sales in the third quarter of 2000 totaled $34 million representing a 290% increase when compared to sales of $9 million in the third quarter of 1999. Sales of Iomega CD-RW products represented 11% of total sales for the third quarter of 2000 compared to 2% for the third quarter of 1999. The Company began shipping Iomega CD-RW products in limited quantities during August 1999.

PocketZip product sales in the third quarter of 2000 totaled $3 million, representing a decrease of $3 million from the third quarter of 1999. Sales of PocketZip products represented 1% of total sales in the third quarter of 2000, compared to 2% in the third quarter of 1999. PocketZip drive unit shipments increased by 1,000 units as compared to the third quarter of 1999, while PocketZip disk shipments decreased by 7,000 units. Pricing actions accounted for a $2 million decrease in revenue and lower volumes accounted for a $1 million decrease in revenue when compared to the third quarter of 1999.

Geographically, sales in the Americas totaled $227 million, or 71% of total sales, in the third quarter of 2000, as compared to $238 million, or 67% of total sales, in the third quarter of 1999. This decrease was primarily due to decreased Jaz sales and a reduction in Zip OEM drive sales, partially offset by increased Iomega CD-RW sales and increased Zip after-market drive sales. Sales in Europe totaled $67 million, or 21% of total sales, in the third quarter of 2000, as compared to $87 million, or 24% of total sales, in the third quarter of 1999. The decrease was primarily due to decreased Zip and Jaz sales, partially offset by increased Iomega CD-RW sales. Sales in Asia totaled $26 million, or 8% of total sales, in the third quarter of 2000, as compared to $32 million, or 9% of total sales, in the third quarter of 1999. This decrease was primarily due to decreased Zip and Jaz sales, partially offset by increased Iomega CD-RW sales.

Sales for the nine months ended September 24, 2000 of $969 million decreased by $123 million, or 11%, when compared to $1,092 million in the corresponding period of 1999. This decrease was primarily a result of reductions in Zip, Jaz and Ditto sales as well as price reductions and rebates primarily related to Zip products, offset in part by sales of Iomega CD-RW products. The price reductions and rebates for Zip products were largely the result of the Company’s strategy to gain increased market penetration for its Zip products.

Zip product sales for the first nine months of 2000 totaled $763 million, representing a decrease of 10% when compared to sales of $850 million in the corresponding period of 1999. Sales of Zip products represented 79% of total sales for the first nine months of 2000, compared to 78% in the corresponding period of 1999. Zip drive sales of $428 million for the first nine months of 2000 decreased by $71 million, or 14%, when compared to $499 million in the corresponding period of 1999. Zip drive unit shipments decreased by 26% from the first nine months of 1999 to the corresponding period of 2000. The decline in Zip drive revenue was primarily a result of lower volumes, price reductions and rebate programs in the first nine months of 2000, partially offset by a higher mix of Zip 250MB sales and a $3 million reversal of reserves relating to prior Zip drive rebate programs due to lower than estimated redemption rates. The prior Zip drive rebate programs ended on May 31, 2000. Zip disk sales of $335 million for the first nine months of 2000 decreased by $16 million, or 4%, when compared to $351 million in the corresponding period of 1999. Zip disk unit shipments decreased by 6% from the first nine months of 1999 to the first nine months of 2000. The decline in disk revenue was primarily a result of lower volumes and rebate programs for the first nine months of 2000, partially offset by an increased mix of higher margin Zip 250MB disks and a $3 million reversal of reserves relating to prior Zip disk rebate programs which ended on May 31, 2000. The reserves were reversed due to lower than estimated redemption rates. Pricing actions accounted for a $48 million decrease in revenue and lower volumes, net of favorable product mix, accounted for a $39 million decrease in revenue when compared to the corresponding period in 1999.

Jaz product sales in the first nine months of 2000 totaled $125 million, representing a decrease of 36% from sales of $194 million in the corresponding period of 1999. Sales of Jaz products represented 13% of total sales for the first nine months of 2000, compared to 18% in the corresponding period of 1999. Jaz drive unit shipments decreased by 40% as compared to the corresponding period of 1999, while Jaz disk unit shipments decreased by 31%. Lower volumes accounted for a $67 million decrease in revenue and pricing actions accounted for a $2 million decrease in revenue when compared to the corresponding period of 1999.

Iomega CD-RW product sales in the first nine months of 2000 totaled $70 million, or 7% of total sales. The Company began shipping Iomega CD-RW products in limited quantities in August 1999.

PocketZip product sales in the first nine months of 2000 totaled $8 million, representing a decrease of $4 million from the corresponding period of 1999. Sales of PocketZip products represented approximately 1% of total sales in the first nine months of 2000 and 1999. PocketZip drive unit shipments increased by 13,000 units, or 21%, as compared to the first nine months of 1999, while PocketZip disk shipments increased by 130,000 units, or 72%. Pricing actions accounted for the $4 million decrease in revenue as compared to the corresponding period of 1999.

For the first nine months of 2000, sales in the Americas were $641 million, or 66% of total sales in the first nine months of 2000, as compared to $720 million, or 66% of total sales in the first nine months of 1999. Sales in Europe were $239 million, or 25% of total sales in the first nine months of 2000, as compared to $271 million or 25% of total sales in the first nine months of 1999. Sales in Asia were $89 million, or 9% of total sales, in the first nine months of 2000, as compared to $101 million, or 9% of total sales in the first nine months of 1999.

GROSS MARGIN

The Company’s overall gross margin was $131 million, or 41%, in the third quarter of 2000, as compared to $79 million, or 22%, in the third quarter of 1999. The third quarter of 1999 cost of sales included $8 million of restructuring charges related to inventory and inventory commitments associated with Clik! streamlining. The increase in gross margin for the third quarter of 2000 was due to increased gross margins for Zip, PocketZip and Iomega CD-RW product lines. The gross margin increases were attributable to an increased mix of higher margin Zip 250MB drives (most of which are sold as higher margin aftermarket products) and Zip 250MB disks, contributions from the Iomega CD-RW products and lower manufacturing costs in the Zip, Jaz and PocketZip product lines. This increase was partially offset by product price reductions and third quarter 2000 rebate programs.

The Company’s overall gross margin for the first nine months of 2000 was $379 million, or 39%, compared to $242 million, or 22%, for the corresponding period of 1999. Cost of sales for the first nine months of 1999 included $6 million of restructuring charges related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $8 million of restructuring charges related to inventory and inventory commitments associated with Clik! streamlining. The increase in gross margin for the first nine months of 2000 was due to increased gross margins for all product lines. The gross margin increases were primarily attributable to an increased mix of higher margin Zip 250MB drives (most of which are sold as higher margin aftermarket products) and lower manufacturing costs in the Zip, Jaz and PocketZip product lines and the reversal of reserves relating to prior rebate programs as discussed above. This increase was partially offset by product price reductions and second and third quarter 2000 rebate and pricing programs.

Future gross margin percentage will be impacted by the sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels, and by the sales mix of Zip 100MB and Zip 250MB drives and disks. Gross margins will also depend on sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives, the mix between disks and drives and the mix between Zip, Jaz, Iomega CD-RW and PocketZip products, any future pricing actions or promotions and potential start-up costs associated with new products. Management does not expect gross margin percentages for the remainder of 2000 to reach the levels experienced in the third quarter or first nine months of 2000 due to new product introductions.

SEGMENT PRODUCT PROFIT MARGIN (Excluding Restructuring Items)

In the third quarter of 2000, Zip segment product profit margin of $87 million, or 35% of Zip sales, increased by $39 million, or 81%, when compared to Zip segment product profit margin of $48 million, or 18% of Zip sales, in the third quarter of 1999. This increase was primarily due to a higher percentage of higher margin Zip 250MB drives in the total Zip drive mix, decreased Zip material and manufacturing expenses of $23 million and decreased operating expenses of $11 million due to workforce and facility reduction actions taken during 1999 and a higher mix of aftermarket sales compared to OEM sales. The third quarter margin improvements were partially offset by lower overall shipments of drives, price reductions and rebate promotions on Zip products conducted in the third quarter to stimulate sales.

Jaz segment product profit margin of $10 million, or 28% of Jaz sales, decreased by $1 million in the third quarter of 2000 when compared to Jaz segment product profit margin of $11 million in the third quarter of 1999. This decrease was primarily due to volume decreases of $13 million and price decreases of $2 million, substantially offset by decreases in material, manufacturing and operating expenses of $14 million as a result of the restructuring actions taken at the end of June 1999. The restructuring actions were comprised of closing the Milpitas, California facility and discontinuing development projects.

Iomega CD-RW segment product profit margin of $2 million, or 6% of Iomega CD-RW sales, increased by $5 million in the third quarter of 2000 when compared to the Iomega CD-RW product loss of $3 million in the corresponding period of 1999. The increase was primarily due to volume increases of $15 million (the Company began shipping Iomega CD-RW products in limited quantities during August 1999), partially offset by price decreases of $4 million and manufacturing cost increases of $6 million.

PocketZip segment product loss of $5 million decreased by approximately $15 million in the third quarter of 2000 when compared to PocketZip segment product loss of $20 million in the third quarter of 1999. The improvement in PocketZip segment product loss was primarily due to decreased material, manufacturing and operating costs of $17 million, partially offset by price decreases of $2 million. The decrease in material, manufacturing and operating expenses were primarily a result of restructuring and other actions taken during 1999.

For the first nine months of 2000, Zip product profit margin of $245 million, or 32% of Zip sales, increased by $113 million, or 85%, when compared to the corresponding period of 1999. The increase was primarily due to an increased mix of higher margin Zip 250MB drives, a higher mix of aftermarket sales, decreased Zip material and manufacturing expenses of $75 million, decreased operating expenses of $26 million due to workforce and facility reduction actions taken during 1999 and a $6 million reversal of reserves related to prior rebate programs as discussed above. The nine month improvements were partially offset by pricing actions and overall lower volume shipments of drives and disks.

Jaz segment product profit margin of $34 million, or 27% of Jaz sales, increased by $31 million for the first nine months of 2000 when compared to the corresponding period of 1999. The increase was attributable to lower overall material and manufacturing expenses of $30 million and decreased operating expenses of $23 million due to workforce and facility reduction actions taken during 1999, partially offset by lower disk and drive volumes and pricing actions.

Iomega CD-RW segment product profit margin of $3 million, or 4% of Iomega CD-RW sales, increased by $8 million for the first nine months of 2000 when compared to the Iomega CD-RW product loss of $5 million in the corresponding period of 1999. The increase was primarily due to volume increases of $18 million (the Company began shipping Iomega CD-RW products in limited quantities during August 1999), partially offset by price decreases of $4 million and material and manufacturing cost increases of $6 million.

PocketZip segment product loss of $25 million for the first nine months of 2000 improved by $24 million when compared to the corresponding period of 1999. The improvement in PocketZip segment product loss was primarily due to lower manufacturing and operating expenses, partially offset by price reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Including bad debt expense)

Selling, general and administrative expenses (including bad debt expense) of $69 million for the third quarter of 2000 decreased by $3 million, or 4%, when compared to the third quarter of 1999, and increased as a percentage of sales to 22% from 20% in the third quarter of 1999. The decrease in selling, general and administrative dollars was due mainly to decreases in sales and marketing expenses of $2 million, product management expenses of $2 million and customer satisfaction expenses of $2 million, partially offset by increases in other expenses of $3 million.

Selling, general and administrative expenses (including bad debt expense) of $203 million for the first nine months of 2000 decreased by $21 million, or 9%, when compared to the first nine months of 1999, and remained relatively constant as a percentage of sales with the corresponding period of 1999 at 21%. The decrease was due mainly to decreases in sales and marketing expenses of $12 million, product management expenses of $8 million and customer satisfaction expenses of $4 million, partially offset by increases in other expenses of $3 million.

Management expects selling, general and administrative expenses, in absolute dollars, to increase from third quarter of 2000 levels during the remainder of 2000 due to planned additional advertising and promotional expenses in the United States, Europe, Asia and Latin America.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $16 million for the third quarter of 2000 decreased by $2 million, or 11%, when compared to the third quarter of 1999, and remained relatively constant as a percentage of sales at 5%. The decrease was attributable to decreased spending on PocketZip, Iomega CD-RW and Jaz projects.

Research and development expenses of $42 million for the nine months ended September 24, 2000 decreased by $19 million, or 31%, when compared to the corresponding period of 1999. Research and development expenses decreased as a percentage of sales to 4% from 6% in the first nine months of 1999. The decrease is attributable to decreased spending on Jaz, Zip and PocketZip projects.

Management expects research and development expenses, in absolute dollars, to increase from third quarter of 2000 levels during the remainder of 2000 as a result of planned increases in resources dedicated to new product development and existing product enhancements.

RESTRUCTURING CHARGES

During the quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the total $41.9 million, $6.4 million related to inventory and inventory commitments was recorded in cost of sales in the accompanying financial statements. The actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects related to enhancements and accessories associated with the Jaz product platform and consolidation of the Company’s magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company’s facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charge was comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; $4.7 million for workforce reduction costs, contract cancellation and other exit costs such as the lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company’s operations in France and Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were no indications of permanent impairment of the assets prior to the restructuring actions.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter restructuring actions. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999. Through September 24, 2000 the Company terminated 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah. As of September 24, 2000, $0.3 million of the reserve for severance and benefits remained unused primarily due to the fact that the Company pays severance on a continuous basis as opposed to a lump sum payment. In addition, several of the employees were offered retention packages requiring them to continue to work for the Company into the third or fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. The retention packages were offered to individuals at all levels of development and administrative functions necessary to transfer product and process knowledge to Roy, Utah and close down the facilities in Milpitas and San Diego, California. These retention costs totaled $0.6 million and were included in severance.

The Milpitas and San Diego facilities, each of which consisted of multiple leased properties, were vacated during the third quarter of 1999. Depreciation and rent were charged to normal operations until the facilities were vacated. A couple of the leased properties that made up the Milpitas and San Diego facilities have not yet been subleased. The Company is continuing to make monthly payments on the leases.

The majority of the fixed assets associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it is taking longer than expected to dispose of the assets. These fixed assets have not been utilized since the restructuring actions were announced and are expected to be scrapped or sold for nominal amounts. The contract cancellations in France are under dispute and therefore have not been settled.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and fixed assets and higher than expected proceeds received from equipment sales.

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closing of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher than anticipated rates.

At September 24, 2000, the Company has terminated all employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations on products and projects associated with the restructuring actions. The Company expects most of the remaining actions to be completed by the end of 2000.

The Company estimated that annual cost savings may approximate $40 million when these actions have been fully implemented. The savings are primarily a result of reductions in salaries, rent and depreciation. However, it was also anticipated that these savings will be offset by increased spending in other areas such as advertising.

Restructuring reserves in the amount of $3.4 million are included in the Company’s other current liabilities and fixed assets as of September 24, 2000. The second quarter 1999 restructuring reserves originally totaled $41.9 million. Utilization of the second quarter 1999 restructuring reserves during the quarter ended September 24, 2000 is summarized below:

                                                  Balance              Utilized                            Balance
                                               June 25, 2000      Cash      Non-Cash       Reversals    Sept. 24, 2000
                                               -------------      ----      --------       ---------    --------------
                                                                          (In thousands)
        Second Quarter 1999
        Restructuring Actions:

        Discontinued Products/Projects:
            Manufacturing equipment/tooling (a)       $  493         $  -      $ (270)          $  -           $ 223
            Purchase commitments (b)                     292          (190)         -              -             102
                                                         ---          ----     ------         ------           -----
                                                         785          (190)      (270)             -             325
                                                         ---          ----     ------         ------           -----

        Severance and benefits (b)                       428          (155)         -              -             273
                                                         ---          ----     ------         ------           -----
        Leasehold improvements/furniture (a)             425             -         (4)             -             421
                                                         ---          ----     ------         ------           -----
        Lease terminations (b)                         1,507          (135)         -           (800)            572
                                                       -----          ----     ------           ----             ---

        France/Scotland Consolidation:
            Contract cancellation (b)(c)               1,414             -          -              -           1,414
            Severance and benefits (b)                    40             -          -              -              40
            Lease cancellations (a)                      157             -          -              -             157
            Leasehold improvements/tooling (a)           135             -          -              -             135
            Other exit costs (a)                          35             -          -              -              35
                                                       1,781             -          -              -           1,781
                                                     -------        ------     ------         ------           -----
                                                     $ 4,926        $ (480)    $ (274)        $ (800)         $3,372

        Balance Sheet Breakout:
            Other current liabilities                $ 4,129        $ (480)    $    -         $ (800)         $2,849
            Fixed asset reserves                         797             -       (274)             -             523
                                                     -------        ------       ----         ------          ------
                                                     $ 4,926        $ (480)    $ (274)        $ (800)         $3,372
                                                     =======        ======     ======         ======          ======

     (a)  Amounts represent primarily non-cash charges.
     (b)  Amounts represent primarily cash charges.
     (c)  Amounts relate to commitments associated with the manufacturing of floppy drives.

During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives which resulted in the Company’s discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments was recorded in cost of sales in the accompanying financial statements. An additional charge of $5.4 million primarily for severance and benefits and write-offs of other prepaid assets was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured. The second half restructuring charges of $25.9 million included reserves of $11.3 million relating to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory and exit costs including cancellation fees. In addition, a $2.1 million charge was taken for write-offs of intangibles associated with the Avranches operations.

The second half restructuring charges also included reserves of $11.5 million of inventory and fixed asset reserves associated with the Clik! Mobile drive products; and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit accruals associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

In connection with the discontinuance of the Clik! Mobile drive, the Company intended to build out the remaining inventory associated with the Clik! digital camera bundle model and sell the inventory through the first quarter of 2000, and discontinue production and marketing of all other Clik! Mobile drive models. In the fourth quarter of 1999, the Company had to abandon its plans to sell its Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. This resulted in a $6 million non-restructuring charge in the fourth quarter of 1999.

In connection with the Company’s 1999 second half restructuring actions, the Company had a workforce reduction of 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of 140 employees.

The Company anticipates that the implementation of the restructuring actions within the United States will be complete by the end of December 2000. However, the legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in France will take longer to utilize.

There can be no assurance that the Company will cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued in the restructuring charge. For example, the Company has been informally notified of a tax audit to be conducted in France during the first half of 2001. The audit will cover payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

The Company did not anticipate material savings from the second half restructuring actions.

During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

During the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! streamlining. Due to the recent development of the PocketZip OEM business and the introduction of the Company’s HipZip player, it was determined that certain Clik! manufacturing equipment, reserved in the third quarter of 1999 as part of the second half restructuring reserves, could be utilized in the Company’s Penang facility.

Restructuring reserves in the amount of $4.7 million are included in the Company’s other current liabilities, fixed assets, inventory and other prepaids as of September 24, 2000. The second half 1999 restructuring reserves originally totaled $25.9 million. Utilization of the second half 1999 restructuring reserves during the quarter ended September 24, 2000 is summarized below:

                                                  Balance              Utilized                             Balance
                                               June 25, 2000      Cash      Non-Cash       Reversals    Sept. 24, 2000
                                                                            (In thousands)
        Second Half 1999
        Restructuring Actions:

        Clik! Streamlining:
            Manufacturing equipment (a)               $1,527        $    -      $ (10)       $(1,517)          $   -
            Purchase commitments (b)                     596          (487)         -              -             109
                                                      ------          ----       ----       --------           -----
                                                       2,123          (487)       (10)        (1,517)            109
                                                      ------          ----       ----       --------           -----

        Manufacturing Cessation:
            Equipment and fixtures (a)                 1,770          (283)      (347)            -            1,140
            Inventory (a)                                228            -           -             -              228
            Accounts receivable (a)                       47            -           -             -               47
            Other commitments (b)(c)                   1,003          (224)         -             -              779
            Contract cancellation (b)                  1,581            -           -             -            1,581
            Severance and benefits (b)                   802           (22)         -             -              780
                                                       5,431          (529)      (347)            -            4,555
                                                       -----          ----       ----       -------            -----
                                                      $7,554       $(1,016)    $ (357)      $(1,517)          $4,664
                                                      ======       =======     ======       =======           ======

        Balance Sheet Breakout:
            Other current liabilities (b)             $3,982        $ (733)    $    -       $     -           $3,249
            Fixed asset reserves (a)                   3,297          (283)      (357)       (1,517)           1,140
            Inventory reserves (a)                       228             -          -             -              228
            Other prepaids (a)                            47                                                      47
                                                      ------       -------     --------     -------           ------
                                                      $7,554       $(1,016)     $(357)      $(1,517)          $4,664

         (a) Amounts represent primarily non-cash charges.
         (b) Amounts represent primarily cash charges.
         (c) Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

INTEREST AND OTHER INCOME/EXPENSE

Interest income of $6 million and $15 million in the third quarter and first nine months of 2000, respectively, increased from $1 million and $4 million in the third quarter and first nine months of 1999, respectively. Higher average cash and investment balances and higher interest rates during the third quarter and first nine months of 2000 resulted in an increase in interest income when compared to the corresponding periods of 1999.

Interest expense of $1 million and $4 million during the third quarter and first nine months of 2000, respectively, decreased from $2 million and $6 million in the third quarter and first nine months of 1999, respectively. In July 1998, the Company entered into a debt agreement with Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company’s Board of Directors, under which the Company borrowed $40 million pursuant to a series of three notes. The Company repaid the principal and interest associated with these notes upon their maturity on March 31, 1999. The decrease in interest expense for the third quarter of 2000 is primarily attributed to the cancellation by the Company of its Credit Facility.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the quarter ended September 24, 2000, the Company recorded an income tax provision of $20.4 million on pre-tax income, offset by a $20.9 million decrease in the valuation allowance for net deferred tax assets and a $1.9 million benefit to reflect the expected full year effective tax rate.

The Company’s existing valuation allowance at the beginning of the third quarter of 2000, prior to accounting for income taxes for the third quarter of 2000, amounted to $50.3 million. The Company determined at the end of the third quarter of 2000 that only $14.0 million of the $50.3 million of valuation allowance was required to keep the foreign deferred tax assets fully reserved and that the remaining $36.3 million of valuation allowance was no longer required. Based on its judgments about the level of pre-tax profitability for the fourth quarter of 2000 and for the full year 2000, the previous release of valuation allowances, and its conclusion that the remaining $36.3 million of valuation allowance was no longer necessary, the Company estimated that its effective tax rate for the full year 2000 will be approximately 0%.

In order to reflect a 0% effective income tax rate, the Company determined that the release of the $36.3 million of valuation was to be apportioned among the remaining quarters: $20.4 million of valuation was released in the third quarter and $15.4 million is expected to be released in the fourth quarter of 2000. The remaining $0.5 million release of valuation allowance related to judgments about years beyond 2000, and was therefore treated as a discrete change in valuation allowance recognized in full in the third quarter of 2000, the interim period in which the change in judgment occurred. In addition to the $20.4 million of valuation allowance related to the third quarter of 2000 pre-tax income and $0.5 million of valuation allowance treated as a discrete income tax item, the Company also adjusted its tax provision by an additional tax benefit of $1.9 million to reflect the expected full year effective tax rate of 0% for the nine-month period ended September 24, 2000.

As noted above, as of September 24, 2000, the Company had approximately $14.0 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected a benefit of approximately $32.5 million in future tax deductions, for which the Company had established a full valuation allowance. These carryforwards expire at various dates beginning in 2004.

As of September 24, 2000, the Company had no remaining deferred tax assets related to domestic net operating loss carryforwards.

Additionally, as of September 24, 2000, the Company had approximately $17.8 million of domestic deferred tax assets, net of deferred tax liabilities, which reflected a benefit of approximately $45.6 million in future tax deductions.

As of September 24, 2000, the Company had accrued approximately $46 million in deferred tax liabilities on approximately $118 million of unremitted foreign earnings expected to be repatriated some time in the future. U.S. taxes have not been accrued for additional unremitted foreign earnings of approximately $112 million, which are considered to be permanently invested in non-U.S. operations. The residual U.S. tax liabilities, if such amounts were remitted, would be approximately $44 million. Cash paid for taxes was $0.3 million and $3.1 million, respectively, for the quarters ended September 24, 2000 and September 26, 1999.

For the nine-month period ended September 24, 2000, the Company recorded an income tax benefit of $0.7 million on pre-tax income resulting from a tax provision of $57.9 million that was offset by a $58.6 million decrease in the valuation allowance for the net deferred income taxes. Cash paid for income taxes was $1.7 million and $4.2 million, respectively, for the first nine months of 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 24, 2000, the Company had cash, cash equivalents and temporary investments of $407 million compared to $211 million at December 31, 1999, an increase of $196 million. At September 24, 2000, $254 million of cash, cash equivalents and temporary investments were on deposit in the United States, compared to $179 million at December 31, 1999. At September 24, 2000, $153 million of cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $32 million at December 31, 1999. Working capital of $372 million increased by $177 million when compared to $195 million at December 31, 1999, primarily due to increases in cash, cash equivalents and temporary investments and deferred income tax assets and decreases in accounts payable, partially offset by the classification of convertible subordinated notes to current liabilities. The Company’s ratio of current assets to current liabilities increased to 2.1 to 1 at September 24, 2000 compared to 1.6 to 1 at December 31, 1999.

During the nine months ended September 24, 2000, cash provided by operating activities amounted to $212 million. The primary components were net income, non-cash expense adjustments, reductions in inventory, income taxes receivable, trade receivables and other current assets, partially offset by decreases in accounts payable and other current liabilities. This cash was used in part to purchase property, plant and equipment of $18 million. The decrease in inventory was due to overall management of inventory levels. The decrease in income taxes receivable was due primarily to the receipt of domestic tax refunds in the second quarter of 2000. The decrease in trade receivables was due primarily to the timing of sales and collections during the period and the decrease in sales volume during the period. The decrease in other current assets was due primarily to VAT refunds. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments to vendors. The decrease in other current liabilities was due to a combination of decreases in purchase commitments, deferred revenue, accrued restructuring charges and accrued warranty that were partially offset by increases in accrued payroll and bonus and accrued marketing and advertising.

The current and long-term portions of capitalized lease obligations at September 24, 2000 were $4 million and $1 million, respectively.

The Company had $45.5 million of convertible subordinated notes outstanding at September 24, 2000, which bear interest at 6.75% per year and mature on March 15, 2001. These notes have been classified as short-term at September 24, 2000 since they mature in less than a year. During the quarter ended September 24, 2000, the Company announced its plan to call all of the outstanding convertible notes for redemption on October 23, 2000. On October 23, 2000, the Company redeemed approximately $45.5 million of notes.

On September 8, 2000, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of the Company’s Common Stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is expected to be funded using the Company’s available working capital. During the third quarter of 2000, the Company purchased 400,000 shares on the open market for approximately $2 million.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flow from operations and future sources of financing, will be sufficient to fund the Company’s operations during the next twelve months, including the redemption of the convertible subordinated notes and repurchase of Common Stock under the stock repurchase program. However, cash flow from operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the availability of critical components, the progress of the Company’s product development efforts and the success of the Company in managing its inventory, trade receivables and accounts payable.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company’s fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company’s results of operations, financial position or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June of 2000, the Securities and Exchange Commission issued SAB 101B which extended the implementation date to the Company’s fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company’s results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company’s future operating results will depend in large part on the success of its Zip, Jaz, Iomega CD-RW and PocketZip product solutions for personal computers and other devices. There can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Zip, Jaz, Iomega CD-RW and PocketZip products achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company’s products and of competing solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computer and other products containing the Company’s drives; the ability of the Company to create demand for Zip, Jaz, Iomega CD-RW and PocketZip products; the success of the Company’s efforts to make continued improvements to customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and the overall market demand for personal computers and other products with which the Company’s products can be used.

The Company’s business strategy is substantially dependent on maximizing sales of its proprietary Zip and Jaz disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip and Jaz drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company’s drive products without infringing the Company’s proprietary rights or for any other reason, the Company’s sales would be adversely affected, and its results of operations would be disproportionately adversely affected.

Sales of Zip products have accounted for a significant majority of the Company’s revenues since 1996. However, these sales may not be indicative of the long-term demand for Zip products. Accordingly, historic sales levels should not be assumed to be an indication of future sales levels. Sales of Zip drives to OEM customers accounted for approximately 44% of total Zip drive shipments in the first nine months of 2000. The level of future sales of Zip drives to OEM customers will depend in great part on the Company’s ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of replacement products entering the market, including products introduced by the Company and changing customer requirements. The Company anticipates introducing additional Jaz product interfaces and enhancements to support the needs of its customers. In addition, the Company continues to make limited investments to sustain and revitalize the Jaz business. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform, and involves maintaining the size of the product’s infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company’s business strategy for Iomega CD-RW is different from its strategy for its other products because the drive does not use proprietary media and thus has lower overall margins. The Company purchases CD-RW drives for resale from a third party manufacturer. The CD-RW drive market is very competitive and includes a number of established participants.

The Company’s PocketZip products represent the Company’s first products which are targeted to portable consumer electronics manufacturers in addition to the personal computer markets. The Company does not have prior experience in consumer electronics channels and, accordingly, there are additional risks that the PocketZip products will not achieve significant market presence or otherwise be successful. The Company has introduced several different models of the PocketZip drive in addition to a PocketZip OEM drive. The PocketZip drive for Digital Cameras, the PocketZip Drive Plus and the PocketZip Drive for Mobile Computers, each of which began shipping in limited quantities in December 1998, were marketed as add-on storage solutions to digital cameras that use various formats of flash memory. The Company began shipping the PocketZip PC Card drive in limited quantities in June 1999, and is currently marketing this product to notebook and sub-notebook computer users. During the third quarter of 1999, the Company recorded a restructuring charge that included costs to refocus the PocketZip product platform on the newer PocketZip PC Card and OEM drives, which began shipping in the second half of 1999. Additionally, the Company took charges in the fourth quarter of 1999 totaling $47 million relating to the PocketZip platform to reflect estimates of net realizable value of inventory and equipment and accruals for related purchase commitments, primarily associated with the PocketZip PC Card and digital camera platforms. The Company took additional charges of $7 million during the first quarter of 2000 to reflect a reduction in the estimated net realizable value of inventory and equipment associated with the PocketZip PC Card drive and PocketZip media. After these charges, net assets and commitments related to the PocketZip platform were approximately $5 million as of September 24, 2000. During the third quarter of 2000, the Company introduced its own digital audio player, named HipZip. Although the Company is making significant efforts to develop applications for the PocketZip platform, particularly in the digital audio market, and believes the products have potential in the enterprise and OEM markets, there is no assurance the Company will not take additional charges associated with the PocketZip platform in the future. Market acceptance of PocketZip products as a storage solution for digital audio players, digital cameras and other electronic devices is dependent upon obtaining a significant market presence and establishing OEM relationships with manufacturers, who produce digital devices incorporating built-in PocketZip drives.

The Company has recently revised its software strategy. In addition to providing operational product support for existing devices at no additional cost to the customer, the Company has begun selling additional software which can also be used with the Company’s products or other products. The Company began selling downloads of its Quick Sync 2 software from its website during the second quarter of 2000 and began shipping Quick Sync 2 to its channel partners, primarily retail and distribution customers, in the third quarter of 2000. In addition, the Company is expanding its product offerings into non-PC markets such as digital audio players, digital photo storage/display, Internet-based storage and digital cameras. The Company does not have prior experience with these types of products. Accordingly, there are additional risks that these products will not achieve significant market presence or otherwise be successful.

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company’s expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company’s net income and cash flow.

Management of the Company’s inventory levels is very complex. The Company’s customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company’s ability to meet demand; the Company’s and competitors’ inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company’s products as compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company’s results of operations.

The Company’s business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers could represent a business risk that the loss of one or more accounts could adversely affect the Company’s financial condition or operating results. The Company’s customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased OEM demand for the Company’s drives, whether by loss of or delays in orders, the Company’s financial condition or operating results could be adversely affected.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. The Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company’s products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; and decreasing defect rates. This is particularly true for the Company’s OEM business, as OEM customers are particularly price sensitive. The Company’s ability to reduce manufacturing costs may be adversely affected if the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties.

The Company has experienced problems, and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company’s sales and net income, result in damage to the Company’s reputation in the marketplace, and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company’s products could provide an opportunity for competing products to increase their market share.

The factors described herein for Zip, Jaz, Iomega CD-RW and PocketZip products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. In addition, the Company faces development, manufacturing, demand and market acceptance risks with regard to recently introduced and future products. The Company’s future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner. Future operating results will also depend on the Company’s ability to effectively manage obsolescence risks associated with products that are phased out and its success in ramping to volume production of new or enhanced products.

Future operating results also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company’s current or future products and also includes the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. At the present time, the electronics industry is facing shortages on various memory devices and passive components due to strong world-wide demand. Also, many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In particular, media used in Zip 250MB disks are currently obtained exclusively from Fuji Photo Film, certain integrated circuits, including ASIC chips used in Zip drives, are obtained exclusively from Texas Instruments and head stack assemblies used in Zip notebook are obtained exclusively from SAE Magnetics. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could: prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company’s material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

The purchase orders under which the Company buys many of its components generally extend one to two quarters in the future or less based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand. Any misestimate of demand could result in either insufficient or excess capacity and/or purchase commitments.

The Company has experienced increased difficulties in hiring and retaining employees, due in part to the Company’s financial performance and restructuring actions. The Company’s success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. Many members of the Company’s senior management team have been serving in their current positions for only a short period of time, including Bruce R. Albertson, who joined the Company as President and Chief Operating Officer in November 1999 and assumed the role of President and Chief Executive Officer in January 2000. The Company’s success will depend in part on its ability to attract and retain highly skilled personnel and on the success of the Company’s senior management team in learning to work effectively as a team.

During the second and third quarters of 1999, the Company announced plans to consolidate manufacturing and other facilities; discontinue certain products and development projects; organize along functional lines and to refocus the Clik! product platform. These actions specifically included closing the Company’s facilities in Milpitas, California and San Diego, California and ceasing manufacturing operations in Avranches, France. There can be no assurance that the Company will close the facilities and cease manufacturing operations in France without incurring significant legal or other costs that have not been accrued for in the restructuring charges.

Significant portions of the Company’s revenues are generated in Europe and Asia. The Company’s existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. In addition, operating expenses may increase as those operations mature and increase in size. The Company’s international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see “Quantitative and Qualitative Disclosures About Market Risk” below). In addition, the Company is continuing to assess potential issues relating to the adoption of the Euro.

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

On April 19, 2000, the Company’s shareholders approved an Employee Stock Option Exchange Program (“Exchange Program”), pursuant to which the Company has granted approximately 1.1 million new stock options at an exercise price of $3.59 in exchange for approximately 1.8 million previously outstanding stock options which had exercise prices above $3.59. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company’s Common Stock above $4.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company’s financial statements will depend on quarterly fluctuations in the Company’s Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the next ten years. Moreover, because the precise amount of the compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

For the quarter ended September 24, 2000, the compensation expense and deferred compensation related to the Exchange Program was approximately $1 million and $0.3 million, respectively. The compensation expenses was included in selling, general and administrative expenses in the Notes to the Consolidated Financial Statements. Deferred compensation will be recognized in future income over the remaining vesting period of the options.

Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage fluctuating volumes of production and an increasingly complex business, transportation issues, product and component pricing, changes in analysts’ earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company’s products, intellectual property rights, litigation, general economic conditions, changes or slowdowns in overall market demand for personal computer products and other consumer products which utilize the Company’s products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate and foreign currency exchange rate risks that arise in the normal course of business. The Company primarily uses borrowings comprised normally of fixed rate debt to finance its operations. The Company did not have any significant debt outstanding at September 24, 2000, except for $46 million in convertible subordinated notes (fixed rate of 6.75%). The convertible subordinated notes were redeemed on October 23, 2000.

The Company has international operations resulting in receipts and payments in currencies that differ from the U.S. dollar, which is the Company’s functional currency. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when re-measured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

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

The fair value of the Corporation’s long-term debt and forward contracts are subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of September 24, 2000, the analysis indicated that such market movements would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposure and hedges.

IOMEGA CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Item 1 of this Form 10-Q under Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

On September 22, 2000, the Company issued 2,025 shares of Common Stock upon the conversion of $10,000 aggregate principal amount of its 6 ¾% Convertible Subordinated Notes due 2001 in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during the third quarter of 2000 that were not registered under the Securities Act.

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

                                                              IOMEGA CORPORATION
                                                              ------------------
                                                                  (Registrant)

November 7, 2000                                              /s/ Bruce R. Albertson
----------------                                              -------------------------------------
Dated:                                                        Bruce R. Albertson
                                                              Chief Executive Officer and President

November 7, 2000                                              /s/ Philip G. Husby
----------------                                              -------------------------------------
Dated:                                                        Philip G. Husby
                                                              Senior Vice President, Finance and
                                                              Chief Financial Officer

                                                   EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                Description

  27                       Financial Data Schedule (only filed as part of electronic copy).