Form 10-K
period 2000-12-31
IOMEGA CORP
filed 2001-03-27
CIK 352789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

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
 None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock held by non-affiliates of the registrant at March 2, 2001, was $1,016,011,273 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange. The number of shares of the registrant's Common Stock outstanding at March 2, 2001, was 270,215,764

    Documents incorporated by reference:

  •
  Specifically identified portions of the Company's Definitive Proxy Statement for its 2001 annual meeting of stockholders into Part III of Form 10-K.

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce new products, including new CD-RW drives, LifeWorks software applications and the Peerless drive system; the impact of software solutions on the Company; expected increases in revenues from newly released products; expected increases in the volume of sales through the Company's Web site and availability of additional services on the Web site; expected growth in the CD-RW market; the expected sufficiency of cash, cash equivalents and temporary investment balances and available sources of financing; the impact on gross margins resulting from the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels and the sales mix between the Company's products; the impact of new accounting pronouncements; expected effective tax rates; the source of funding for the Company's stock repurchase program; the impact of the Euro conversion on the Company's business or financial condition; plans for expansion in Latin America; expected sales levels due to seasonal demand; anticipated hedging strategies; and the possible effects if an adverse outcome in legal proceedings described in Item 3 of Part I were to occur. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company's estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Iomega Corporation was incorporated in Delaware in 1980. The Company's principal executive offices are located at 1821 West Iomega Way, Roy, Utah, 84067 and its telephone number is (801) 332-1000. The terms "Iomega" and the "Company" refer to Iomega Corporation and its wholly owned subsidiaries, unless the context otherwise requires.

PART I

ITEM 1. BUSINESS:

Iomega designs, manufactures and markets innovative personal and professional data management solutions, based on removable-media technology, for users of personal computers and consumer digital electronics devices. The Company's principal data management solutions include: magnetic drives and

Copyright © 2001 Iomega Corporation. All rights reserved. Iomega, the stylized "i" logo, Zip, Jaz, PocketZip, HipZip, FotoShow, QuikSync, LifeWorks, Club Iomega, Peerless, iomegadirect, Predator, ZipCD and Clik! are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Quicken and TurboTax are registered trademarks of Intuit, Inc. and used with permission. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

disks marketed under the trademarks Zip®, Jaz®, and PocketZip™ (formerly Clik!™); CD-RW drives marketed under the Iomega® CD-RW (formerly ZipCD™) and Predator™ trademarks; digital audio players marketed under the trademark HipZip™ and digital image centers marketed under the trademark FotoShow™. The Company's products can be purchased as aftermarket products for computers and consumer electronic devices, or as a built-in feature incorporated in computers and other OEM products.

Since January 2000, the Company has expanded its core Zip product line with the following new products:

  •
  Zip 100MB USB drive
  •
  Zip 250MB USB powered drive
  •
  Zip FireWire® adapter for Zip 250MB USB drive
  •
  Internal "bay tray" Zip 250MB drives for Dell, IBM and Toshiba notebook computers
  •
  Zip U250MB disk
  •
  FotoShow digital image center

During 2000, the Company also increased its product offerings with the introduction of the HipZip™ digital audio player and several new CD-RW drives, including the Predator USB external 4X4X6 drive.

During 2000, the Company also introduced new lines of software products, including QuikSync™ 2 automatic backup software and LifeWorks™ software applications based on Active Disk technology which automatically configures and launches the software application from the Zip disk whenever the disk is inserted into a Zip drive and stores all data on the Zip disk with the application. LifeWorks applications now include Photo Album and an edition of the popular Intuit tax preparation application Quicken® TurboTax® for tax year 2000.

Iomega® Data Management Solutions

The Company believes its data management products address key information storage and management needs of users of personal computers and various digital electronic devices by providing affordable, easy-to-use data management solutions with the benefits of media removability. The Company's data management products are designed to offer expandable storage capacity, media removability, data backup and archival capabilities, all at an attractive price.

The Company's data management products allow users to share and protect their data and to expand their primary storage capacity (generally a hard drive in the case of computers and flash memory in the case of consumer electronic devices). The Zip, Jaz, Iomega CD-RW, and PocketZip drives install easily and offer versatile additional storage capacity. The Company's Zip and Jaz drives use high-capacity removable magnetic disks providing storage for desktop and laptop computer users in home and office settings. The Company's CD-RW products store data on industry standard CD formats including CD-Recordable (known as "CD-R"), which is recordable once, and CD-ReWritable (known as "CD-RW"), which is recordable multiple times. The Company's PocketZip products store data on durable, low-cost 40MB disks, providing a removable storage solution for various handheld consumer electronic devices and notebook computers.

The Company believes that its data management products provide a combination of price, performance, software and other features that make them attractive data management solutions for their target markets. Zip drives offer users a reliable disk medium with the data access times, transfer rates and storage capacity needed for today's larger files, along with the benefits of removable media, at an attractive price for mass-market customers. Jaz drives offer professional users removable storage with many performance features comparable to those of conventional hard drives at a competitive price. Iomega CD-RW drives allow users to create, distribute and archive customized data/audio CDs on an industry standard CD format. PocketZip drives offer compact storage solutions on durable 40MB disks at an attractive price for digital audio players, digital cameras, laptop computers and other electronic devices.

Products

The Company offers products targeted at the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company's products continued to be recognized by industry publications and trade groups during 2000, receiving a number of prestigious awards, including:

  •
  PC World's "2000 World Class Award—Best Removable Media Drive" (Zip 250MB USB)
  •
  PC Magazine's "Best Portable Storage Device" (Zip 250MB USB)
  •
  PC World's "Best Portable Storage" (Jaz disk)
  •
  AV Multimedia Producer Magazine's "Platinum award for storage and delivery" (Iomega CD-RW USB external)

Zip Products

Since their introduction in March 1995, more than 40 million Zip drives and 250 million Zip disks have been shipped, including licensee shipments. Designed as an affordable portable storage product for personal computer users, Zip drives address multiple needs: data storage, archiving, hard drive expansion, portable applications (with Active Disk technology), data transportability, file distribution (including multimedia presentations), data security, backup and image viewing. The Zip 250MB disks provide personal computer users (both PC and Mac®) with the performance and capacity needed for today's larger files, and are compatible with leading operating systems for personal computers and workstations, including Microsoft® Windows® 2000, Me, 98, 95, NT4.0, 3.1, DOS Apple® Macintosh® OS 8.1-9.x and Linux Kernel 2.2.14. Software included with the Zip drives helps users organize, copy, move and back up their data and offers software read/write protection.

External Zip 100MB Drive.  Zip 100MB external drives are available in two interface models: parallel port and USB. The parallel port and USB versions feature a maximum sustained transfer rate of 0.6MB per second and 0.7MB per second, respectively.

Internal Zip 100MB Drive.  The 3.5-inch form factor Zip 100MB drive is available with an ATAPI interface for OEMs, system integrators and retail channels. The ATAPI version features a maximum sustained transfer rate of 1.2MB per second.

Zip 250MB Drives.  The Zip 250MB drive was designed to meet demand for higher storage capacity fueled by the prevalence of graphics in most applications, the emergence of audio and video files and the proliferation of Internet downloads. In addition to two and one-half times the capacity of the original Zip 100MB drive, the Zip 250MB drive offers increased speed when used with 250MB disks, and reads and writes to Zip 100MB disks allowing sharing of files with users of Zip 100MB drives.

External Zip 250MB Drive.  Zip 250MB external drives are available in three interface models: parallel port, SCSI, and USB. A FireWire adapter for regular Zip 250MB USB drives was released in 2000, and in December 2000, a USB-powered version of the Zip 250MB USB drive began shipping. The Zip 250MB USB powered drive uses a single USB cable for both data and power; the USB drive bundled with a FireWire adapter gives customers a host-powered solution with up to twice the performance at an affordable price.

Internal Zip 250MB Drive.  The 3.5-inch form factor Zip 250MB drive is available with an ATAPI interface for OEMs, system integrators and retail channels. The ATAPI version features a maximum sustained transfer rate of 2.3MBs per second.

Notebook Zip 250MB Drive.  The Zip 250MB drive is a simple way for the mobile user to save, store, transport and share their critical information safely. It is 12.7mm high and comes as a bare drive configuration or can be customized with a bay tray for the OEM. As of December 31, 2000, Dell, IBM, and

Toshiba were selling the Notebook Zip 250MB drive, with Compaq expected to begin shipping the Notebook Zip 250MB drive in the first quarter of 2001.

Zip U250MB Disk.  The Zip U250MB disk provides a way to save, store and protect the users files. The U250MB disk comes with a 10-year warranty, an improved jewel case and it is completely compatible with all Zip 250MB drives.

FotoShow Digital Image Center.  Introduced during the third quarter of 2000, and developed with the digital photography enthusiast in mind, Iomega's FotoShow digital image center, with built-in PictureIQ™ software, makes it easy to organize, edit and share digital photos with family and friends without the need for a PC. FotoShow can also be used for business applications, such as PowerPoint® presentations. Digital camera owners can also use the FotoShow digital image center's built-in CompactFlash™ and SmartMedia™ slots for simple one-button transfer of camera images to the internal Zip 250MB drive, freeing up expensive solid state memory cards for taking more digital pictures. Iomega also offers an optional 12-volt car adaptor for use on the road.

The FotoShow digital image center connects to a TV through composite video (RCA) or S-Video ports, or to a USB-equipped computer. When connected to a computer, it operates as a normal Zip 250MB drive and lets people easily transfer photos for later viewing on a television.

Jaz Products

Jaz products address the high-performance needs of computer users in several areas including graphics and desktop publishing, software development, CAD/CAM, web authoring, audio and video development, corporate backup and personal use. With a maximum sustained transfer rate of 8MBs per second, the Jaz 2GB drive is fast enough to deliver full-screen, full-motion video. Jaz drives incorporate tri-pad thin-film recording heads, dynamic head loading and drag and drop motorized cartridge ejection. The disks also include a proprietary disk capture system that secures the dual disk platters when the cartridge is not installed in a drive, eliminating rattle and reducing the possibility of losing valuable information. The drives operate with leading operating systems for personal computers and workstations, including Microsoft® Windows® 2000, Me, 98, 95, NT4.0, 3.1, DOS Apple® Macintosh® OS 8.1-9.x and Linux Kernel 2.2.14. Software included with Jaz drives helps users organize, copy, move and back up their data and offers software read/write protection, which further enables users to secure and protect their data. Additional features include an auto-switching power supply to allow operation in different countries and auto-sensing SCSI termination. The Jaz 2GB drive is available in both external and internal SCSI versions. The removable Jaz 2GB drive utilizes an ultra-SCSI interface. Adapters are available to connect the external drive to a USB port, an IEEE 1394 "FireWire®" port, PC's parallel port connector, or a PCMCIA slot.

Since the Jaz drive uses hard drive components to achieve higher capacities and data transfer rates, the usable product life may be shortened if the product is used in an environment which has high levels of contaminants, in heavy duty cycles or in high temperature and humidity conditions. During 2000, Jaz drive return rates were approximately six percent.

Iomega CD-RW Products

CD-RW drives are a mass-market product that addresses the growing and varied removable storage demands of customers. CD-RW drives are used for creating customized music CDs, archiving and distributing information. The Company began shipping its first CD-RW drive in August 1999. The Company now sells both internal and external CD-RW drives. The three speeds of a CD-RW drive such as 12X10X32 represent the Record (record once on CD-R media), Write (rewritable speed using CD-RW media) and Read (CD-ROM) speeds, respectively. CD-RW drives use an optical phase change technology and are a dual-function drive, offering both CD-R and CD-RW recording, giving the user a choice of which recordable media to use. Iomega purchases the internal CD-RW drive from optical drive manufacturers, configures it into an external drive or internal drive kit and packages the drive under the Iomega CD-RW brand name with added software and interfaces. By the end of 2000, the Iomega CD-RW drives were rated the number two seller in the U.S. retail aftermarket by PC Data, based on the number of units sold by certain retailers. The Company believes this demonstrates the opportunity for additional product line extensions based on the Iomega brand.

Drives.  During 2000, the Company shipped internal drives with the following speeds, 8X4X32, 6X4X24X4 (combination CD-RW/DVD reader), 12X4X32 and 12X10X32. The Company began shipping the external USB 4X4X6 drive in February 2000. The external drive is compatible with PC and Macintosh platforms.

Predator CD-RW drive.  The versatile new Predator™ 8X4X32 CD-RW external drive supports popular interfaces by using interchangeable adapters. It is currently shipping with a USB 1.1 adapter offering 4X4X6 performance. An IEEE 1394 "FireWire" adapter model is expected to be available in the first half of 2001 with USB 2.0 and PCMCIA adapters scheduled to follow later in 2001. The FireWire and USB 2.0 adapters will allow the drive to perform at its full 8X4X32 speed capability. The Predator is compatible with PC and Macintosh platforms.

PocketZip Products (Formerly Clik!)

PocketZip drives are a miniaturized removable-media storage solution for use in a variety of handheld consumer electronics devices such as digital audio players (sometimes referred to as MP3 players), digital cameras, personal digital assistant ("PDAs"), and palmtop and notebook computers. PocketZip drives are designed to connect to portable digital or desktop products and to allow consumers to easily share information between products and synchronize information back to a desktop computer.

PocketZip PC Card Drive.  The PocketZip PC Card drive is the Company's smallest removable storage solution. The drive fits into most industry standard Type II PC Card slots found on many laptops or notebook computers, is hot-swappable and does not require any extra cables or cords, making it an optimal solution for traveling. A USB enabled PocketZip PC Card drive dock began shipping late in the second quarter of 2000 and is sold as an accessory to the PocketZip PC Card drive. This dock allows the user to utilize the PocketZip PC Card drive both on laptop and desktop computers.

PocketZip OEM Drive.  The PocketZip OEM drive is designed to be integrated into a variety of handheld consumer electronic devices. The PocketZip drive's small size allows it to be incorporated into small handheld digital devices such as digital audio players, digital cameras, personal digital assistants ("PDA's"), electronic books, and handheld personal computers. The PocketZip OEM drive provides consumers with inexpensive storage expandability using 40MB disks that sell for as little as $10 each. The Company believes the PocketZip OEM drive is an ideal solution for any electronic device that would benefit from having a flexible, removable and interchangeable storage medium, such as digital audio players and digital cameras.

HipZip Digital Audio Player.  Introduced during the third quarter of 2000, the HipZip digital audio player plays music stored on Iomega's PocketZip 40MB disks, lowering the cost of creating portable personal music collections. Most MP3 players use memory cards and the cost of adding cards is significantly more than PocketZip disks. The HipZip player utilizes Microsoft's Windows Media Format ("WMA") as well as MP3 and other compression, decompression formats ("codecs"), and can use digital rights management technologies to secure commercial music content to PocketZip disks, offering artists and publishers protection from the unauthorized distribution of commercial content. The HipZip player is shipped with MusicMatch Jukebox Plus and Microsoft's Windows Media Player 7, two leading third party software ("jukebox") applications.

PocketZip Disks.  PocketZip 40MB disks are 2" by 2" and have 25 times more capacity than a standard floppy disk—making them ideal for storing information, photos, audio files, presentations, e-mails and more. A 40MB PocketZip disk will hold approximately 60-80 "1 megapixel" images depending on camera settings, or about 80 minutes of digital music using the WMA format.

Peerless Drive System

Planned for release by mid-2001, the Peerless drive system represents a new generation of high performance data management devices designed to deliver affordability, versatility and reliability. The Peerless disk, which incorporates hard drive technology in 5GB, 10GB and 20GB capacities, is roughly the size and shape of a PDA. The Peerless disk will slip into a base station only slightly larger than the disk itself—a slim, vertical enclosure about four inches across and five inches tall. The Peerless drive system is expected to offer up to ten times the performance and greater storage capacity than CD-RW, DVD-RAM, DVD-RW or DVD+RW alternatives. The Peerless drive system benefits from two key design innovations. The first is the integration of read/write heads into fully sealed 5GB, 10GB and 20GB removable disks, a feature that eliminates the risk of dust contamination and allows sustained transfer rates in the range of an expected 15 MBs per second (with a FireWire interface). The second is the relocation of the hard drive electronics to the Peerless disks from the base station. Peerless will use industry-standard interfaces for simple integration into new devices. A wide range of new products, from mobile multimedia devices to new computer designs, stand to benefit from the Peerless drive system. A broad range of applications from editing digital video sequences to running consumer software applications to backing up large hard drive partitions will be possible with the Peerless drive system.

In enterprise applications, the Peerless drive system will offer security and performance. Peerless disks can be used in 3D CAD/CAM, software development, database management, entertainment authoring and other applications where the portability of large data sets is important. The ability to back up critical content to Peerless disks for high-speed random access retrieval will also mean a new alternative to tape drives in some applications. As an enabling technology, the Peerless drive system can be the basis of hardware designs that give multiple users their own portable environment on a disk.

The Peerless drive system is expected to begin shipping mid-year 2001 to major U.S. retailers, with shipments to Europe and Asia/Pacific to follow in the third quarter.

Software

QuikSync 2 software.  QuikSync 2 software, which provides automatic on-the-fly file backups for PC and Macintosh users, became available to consumers in October 2000. As the first Iomega software product to be offered to consumers in the retail channel, QuikSync 2 software represented a major step towards establishing the Company's presence in the consumer software marketplace. QuikSync 2 software is designed to keep important files safe from viruses and system malfunctions without the need for additional backup. All users have to do is select the folders on their hard drives or network drives that they want QuikSync 2 software to monitor. Every time users save a file to one of these folders, the software automatically stores a copy of that file on an Iomega Zip, Jaz or PocketZip drive. QuikSync 2 software will also automatically save to Iomega CD-RW drives on IBM compatible PCs. Additionally, by setting QuikSync 2 software to store multiple file revisions, users gain the ability to recover earlier versions of their important files even if the current version has been changed or damaged.

QuikSync 3 software.  In February 2001, Iomega announced the release of QuikSync 3 software, which will automatically back up files to Iomega storage devices and to storage devices not manufactured by Iomega. QuikSync 3 software is expected to be available at retail outlets throughout the United States starting in March 2001. A Macintosh version is planned for later in 2001.

LifeWorks.  The LifeWorks group of software uses the Company's Active Disk technology to automatically configure and launch applications contained on Zip disks whenever the disk is inserted into a Zip drive. The application and data reside on the same disk for true portability. The application leaves no trace on the host PC when the disk is removed, ensuring that the system's original settings will not be affected. Active Disk applications are designed to automatically save and close when the user hits the eject button.

Photo Album.  The Company's Photo Album software is an easy-to-use photo viewing and printing package. With Photo Album, users can easily print photos, organize slideshows, and e-mail images to friends and family. With Photo Album, users can also conserve expensive photo paper by resizing and printing multiple images on a page. The software enables users to easily create new Photo Album Zip disks as needed. The software, used in conjunction with the Company's Active Disk technology allows true portability for consumers' files.

TurboTax®.  During the fourth quarter of 2000, the Company announced that the U.S. federal tax version of Quicken® TurboTax for tax year 2000 would be on Zip disks using Iomega Active Disk technology. The Company began shipping this product in January 2001. Iomega's Active Disk technology automatically configures and launches the TurboTax program, from the Zip disk whenever the disk is inserted into a Zip drive and allows the tax data to stay with its corresponding TurboTax program, simplifying retrieval of information in future years.

Club Iomega.  During 2000, the Company introduced Club Iomega, an Internet site providing users of Zip disks with a source of online content and promotions. Beginning January 2001, all Iomega branded Zip disks will include a "Click Here.exe" file that will direct users to the Club Iomega Web site when clicked. Since Iomega is currently shipping over four million Zip disks every month, and with more than 40 million Zip drives shipped worldwide, content partners have the capability to reach a large and desirable customer base with key product messages and special discounts. The Club Iomega Web site, although built for Iomega product users is available to anyone with access to the World Wide Web. Club Iomega also promotes Iomega products and services.

Other Products

Microdrive.  Beginning in January 2001, Iomega became the first company to brand IBM's 340MB Microdrive. Iomega will bundle the drive with a Type II+ PC card adapter and QuikSync 2 software to provide customers with a new solution for removable storage in laptop computers, consumer handheld devices and digital cameras. The 340MB Microdrive with Type II+ PC card adapter is currently compatible with 62 laptop computer models from 15 manufacturers, including Dell, Compaq, Toshiba, IBM and Apple. The drive is also compatible with any digital camera or PDA equipped to use Type II+ Compact Flash Modules.

CompactFlash and SmartMedia.  Beginning in March 2001, Iomega began offering CompactFlash™ cards with capacities of 16MB, 32MB, 64MB and 128MB and SmartMedia™ cards with capacities of 16MB, 32MB and 64MB. The addition of the CompactFlash and SmartMedia lines to the low-cost PocketZip platform and high-capacity Iomega Microdrive™ now gives Iomega customers four portable storage solutions for a variety of handheld electronic devices. Iomega's new flash memory cards will be supported by Iomega's customer satisfaction team and extended warranty options and the new products will be available through Iomega's current distribution channels.

Marketing

The Company's worldwide marketing group is responsible for positioning and promoting the Company's brands, products and storage solutions. The Company's overall marketing objective is to generate awareness and demand for its products and its products' applications and uses among computer users, consumer electronic users, OEMs and corporate enterprise IT managers. Iomega's marketing programs employ activities in public relations, advertising, trade shows and a corporate Web site to build awareness among consumers and trade groups, to educate on product uses and stimulate demand for both new and existing products and solutions. Marketing programs are also conducted with retail channel partners to support these awareness-building efforts and to help promote demand for products at the point-of-sale through product promotions and in-store displays. The Company also participates in various co-marketing programs with other companies. Marketing support is also provided to the Company's distribution and reseller channels for the marketing of the Company's products.

The Company actively markets the sale of Zip drives built into leading personal computers. The Company's OEM partners are actively supported by specific OEM marketing programs. (See the OEMs, Licensee and Private Label section below for information about our OEM partners.)

The Company's product development and marketing efforts are focused on several high-growth potential areas. Specifically, the Company's "Beyond PC", "Software Solutions" and "Secure Document Initiative" programs are seeking to expand use of the Company's technologies into non-Iomega and non-PC platforms.

"Beyond PC" promotes use of the Company's storage technologies on digital products outside the traditional personal computer market. Zip and PocketZip drives are being designed into or to work with game consoles, Internet appliances, set-top boxes, digital cameras, photo viewers, photo printers, audio devices and digital music players. These new platforms and technologies all seek to leverage the removable storage benefits of Iomega's Zip and PocketZip drives and disks and help promote convergence between technology platforms.

The Company expects software solutions to take on an increasing role in 2001 and beyond. The Company's Software Solutions Group is focusing on creating software in-house as well as partnering with industry leading software providers to leverage the large amount of digital content that is being created for digital music, digital imaging, secure distribution of digital documents, file protection and backup and non-PC devices. Currently available software programs that have integrated support for Iomega devices include Adobe ActiveShare, Adobe Acrobat, Quicken TurboTax, MusicMatch Jukebox and QuikSync 2 software. In addition to continuing to provide basic software tools free of charge, the Company plans to continue expanding its stand-alone software offerings that are sold for a fee, such as the LifeWorks line of software.

The distribution of digital copyrighted material offers the Company an opportunity to leverage its unique serialization feature on Zip, Jaz and PocketZip disks to allow authors, artists, musicians and eventually, video and film producers to protect their copyrighted digital content while distributing it through digital kiosks and the Internet when used with an appropriate security software application. The Company is a member of the Secure Digital Music Initiative (SDMI), a forum of more than 120 companies designed to develop the voluntary framework for playing, storing and distributing digital music. The serialization feature on Iomega's media, when used with appropriate digital rights management software, provides protection against unauthorized copying of artist's content.

Iomega's Enterprise Marketing works closely with Enterprise Sales to develop programs focused on sales to Fortune 1000 businesses, the top 200 educational institutions and major federal and state government agencies. Activities during 2000 included participation in more than 200 industry events targeted at information technology management, direct marketing programs and telemarketing. Iomega's Enterprise program also included the formulation of the ESP/EPP (Employee Subsidized Program/Employee Purchase Program) aimed at the employees within major corporations.

Sales

The Company sells its products primarily through computer product and consumer electronic distributors, retailers and OEMs. The Company's Zip products are targeted primarily to the retail consumer and enterprise markets and personal computer OEMs. The Company's Jaz products are targeted primarily to the business professional market. The Company's Iomega CD-RW products are targeted to the retail consumer and enterprise markets. The Company's PocketZip products are targeted to the enterprise market, various consumer electronics device OEMs and retail consumer markets. During 2000, with the introduction of the HipZip and FotoShow products, the Company began targeting the consumer electronic markets.

During the years ended December 31, 2000, 1999 and 1998, sales to Ingram Micro, Inc., a distributor, accounted for 16%, 15% and 16%, respectively, of total sales. No other single customer accounted for more than 10% of the Company's sales in 2000, 1999 or 1998.

A substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. At December 31, 2000, the customers with the ten highest outstanding trade receivable balances totaled $122.0 million, or 62% of gross trade receivables, with one customer accounting for $26.9 million, or 14% of gross trade receivables. If any one or a group of these customers' receivable balances should be deemed uncollectable, it may have a material adverse effect on the Company's results of operations and financial condition.

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables for estimated amounts to be reimbursed to qualifying customers.

Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of revenues or growth rates to be expected in any future quarter.

Retail Distribution

Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. The Company continues its efforts to increase the number of retail outlets carrying the Company's products. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States and Europe. Retailers carrying the Company's products as of December 31, 2000 included Best Buy, Circuit City, CompUSA, Costco Warehouse, Fry's Electronics, Datavision, Fred Meyer, J&R Music World, MicroCenter, OfficeDepot, Office Max, PC Warehouse, Quill Corporation, Radio Shack, Sam's Club, Sears, Staples, VB Management Group (Broadway), Viking Office Products and WalMart in the U.S.; and Dixons, FINAC, Media Market, PC World and Vobis in Europe. Distributors as of December 31, 2000 included Ingram Micro, Merisel, Tech Data and United Stationers, in the U.S.; Actebis, Computer 2000 and Ingram Micro Europe in Europe; Gennett Technologies, Q*Soft Australia Pty. Ltd. and Sunkyong Distribution Ltd. in Asia; and Ingram Micro Mexico, Azerty de Mexico, Unisel de Chile, Dinastia and Exel del Norte in Latin America. Catalog partners as of December 31, 2000 included CDW Computer centers, Clubmac, Creative Computers, Global Computer supplies, Micro Warehouse, Inc., Midwest Micro Corporation, Multiple Zones International and PC Connection Inc.

iomegadirect™

In June 1999, the Company launched its iomegadirect.com Web site. The Company generally offers all of its products through the Web site, including various promotional product bundles. In addition to the Company's products, iomegadirect.com offers additional third-party products that use the Company's technology. The Company intends to continue to increase the product offerings on the Web site. The Company anticipates increased volume sales through its Web site and plans to offer additional services on the Web site. Some of these additional services are expected to include the ability to download encrypted content such as video, music, data set and text data onto the Company's serialized products, the creation of various content clubs which would allow users to exchange data such as recipes, text, music and data through the site and enhanced customer service through e-mail and interactive chat sessions between Company personnel and customers.

International

The Company sells its products outside North America primarily through international distributors and retailers. The Company has several sales offices in Europe, Asia and Latin America. During 2000, the Company opened two new offices in Asia and established a presence in Latin America with two sales offices. The majority of sales to European and Latin American customers are denominated in U.S. dollars. Sales to Asian customers are typically denominated in U.S. dollars with the exception of Japan, where sales are primarily invoiced in the Japanese Yen. In total, sales outside of the United States represented 34%, 36% and 34% for the years ended December 31, 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and Note (15) to the Company's audited financial statements for more information on international sales.

OEMs, Licensees and Private Label

In addition to sales through retail and distribution channels, the Company has entered into a number of strategic OEM arrangements with a variety of companies within the computer and consumer electronic industries. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems and portable electronic devices at the time of purchase. The Company also has licensing or co-development arrangements that grant rights to third parties to manufacture and/or market to OEMs and other third parties. The Company also has private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products.

Zip Drives and Disks.  The Company has arrangements with many of the major PC manufacturers to incorporate Zip drives into their computer systems as standard or optional features. The Company's sales of Zip drives to OEM customers (excluding licensee shipments) accounted for 43% of total Zip drive units sold in 2000, compared to approximately 51% in 1999 and 52% in 1998.

The Company has non-exclusive license agreements with MCI and NEC under which they manufacture and market Zip 100MB drives to OEMs and other parties.

The Company has private-branding and co-branding arrangements with Fuji and Maxell covering the sale of Zip 100MB and Zip 250MB disks globally in packages that include the Zip brand name in addition to the partner's name.

PocketZip Drives and Disks.  The Company has licensing agreements with MCI and NEC that grant non-exclusive rights to manufacture and market PocketZip mobile storage drives to OEMs and other consumers worldwide and for use in their own portable electronic products.

QuikSync 2 software.  The Company has licensed Iomega QuikSync 2 software to IBM, for bundling with their Microdrive products.

Manufacturing

The Company's products are manufactured by the Company at its facilities in Penang, Malaysia and Roy, Utah and by independent parties who manufacture products for the Company on a contract basis.

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

Penang Manufacturing Facility

The Company owns a 376,000 square-foot, manufacturing facility in Penang, Malaysia where the Company's Zip, Jaz and PocketZip OEM drives are manufactured. Jaz disks, FotoShow digital image centers, Predator CD-RW drives and HipZip digital audio players are also manufactured in Penang.

Utah Manufacturing Facility

The Company leases a 100,000 square-foot facility in Roy, Utah that is utilized as a regional manufacturing facility to produce products to be sold mainly in North America. This facility produces Zip drives, PocketZip OEM drives, Zip disks, PocketZip disks, Iomega CD-RW drives, Predator CD-RW drives and HipZip digital audio players.

In addition, the Utah facility assists in new product introduction and produces limited quantities of products for quick-turn response and other special needs.

The Company both assembles CD-RW drives and sources internal CD-RW drives from a number of optical drive manufacturers.

Third-Party Product Manufacturing

The Company currently has third-party manufacturing relationships with MegaMedia Corporation, located in Taiwan, and Sentinel N.V., located in Belgium, who produce a majority of the Company's Zip disks.

Components

Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. In particular, media used in Zip 250MB disks and PocketZip disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments, media used in Jaz disks is obtained exclusively from HMT Technology, motors used in Jaz and PocketZip drives are obtained exclusively from Nidec Corporation, head stack assemblies ("HSAs") used in Jaz drives are obtained exclusively from Read Rite International, HSAs used in Zip notebook and PocketZip drives are obtained exclusively from SAE Magnetics and disk enclosures used in PocketZip disks are obtained exclusively from J.E.B. Engineering Design, Ltd.

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

The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until the component becomes available from an alternative source), delay product shipments, increase the Company's material or manufacturing costs or cause an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component; and such design modifications may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

Backlog

The Company had an order backlog at the end of December 2000 of approximately $29.9 million, compared to a backlog at the end of December 1999 of approximately $45.9 million. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products and software. During 2000, the Company's efforts were primarily focused on the development of the Company's HipZip digital audio player, FotoShow digital image center, QuikSync 2 and QuikSync 3 software, Iomega CD-RW and Peerless products, and enhancing its existing Zip and Jaz and products including developing different system interfaces, developing higher capacity and performance versions, enhancing and expanding compatibility with various computers and operating systems and reducing production costs. During 2000, the Company introduced the USB powered interfaces for its Zip drive products, a Zip internal drive for notebook computers and the Predator CD-RW external drive, along with several internal CD-RW drives at various speeds. The Company is continuing to work on new product innovations, outside the traditional computer market, built around the Company's products as evidenced by the introduction in 2000 of products such as FotoShow, a digital image center; HipZip, a digital audio music player; and QuikSync 2, a back-up/archive software solution. The Company is also continuing its efforts on expanding software applications to be used with the Company's current product offerings to provide additional value to the customer.

During 2000, 1999 and 1998, the Company's research and development expenses were $58.6 million, $76.5 million and $101.5 million, respectively (or 4.5%, 5.0% and 6.0%, respectively of net sales). Decreased research and development spending in 2000 was primarily the result of decreased spending on Zip, Jaz and PocketZip projects.

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

Competition

The Company believes that its Zip and Jaz products compete with other data storage devices, such as fixed hard drives (for upgrade), magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, optical disk drives and "floptical" disk drives. The Company believes that its PocketZip products compete with other data storage devices including various formats of flash memory, certain fixed hard drives and magnetic cartridge disk drives (that use either floppy or rigid media). Current competing solutions of removable-media data storage devices include Orb (product developed by Castlewood Systems, Inc.), Memory Stick (product developed by Sony Corporation), Microdrive (product developed by IBM), CompactFlash (product developed by Sandisk), SmartMedia (product developed by Toshiba), and CD-R, CD-RW and DVD drives and media. Although the Company believes that its Zip, Jaz and PocketZip products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will introduce new removable-media storage devices and new non-removable storage solutions. Accordingly, the Company believes that its Zip, Jaz and PocketZip products will face increasingly intense competition.

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

The Company believes that it is currently the only source of technology for the disks used in its Zip, Jaz and PocketZip drives. It is possible that other sources of supply for disks used in Zip, Jaz and PocketZip drives will emerge as a result of another party succeeding in producing disks that are compatible with Zip, Jaz and PocketZip drives without infringing the Company's proprietary rights.

Iomega CD-RW products compete with other CD-RW products as well as most of the magnetic products listed above as competitors for Zip and Jaz drives. CD-RW drives are distributed through traditional channels, which include retail, catalog, distribution, direct and also OEM. The CD-RW drive market has different segments in which drive suppliers compete. Numerous companies manufacture CD-RW drives. These manufacturers include Sony, Philips, Ricoh, Mitsumi, Yamaha, TEAC, Plextor, LG Electronics, Panasonic, Samsung, Lite-On and Sanyo. Sony, Philips and LG Electronics lead the market in manufacturing capacity for these drives. It is expected that additional companies will enter into the manufacturing market for CD-RW drives. Some of these manufacturers such as Sony, Philips and LG electronics sell directly to personal computer OEMs as well as into the aftermarket channels under their own brand names. Drive manufacturers also sell their drive components or finished drives to resellers which use their own engineering expertise to add value to the drive such as interface, external design, software as well as brand name to sell CD-RW drives. Some of these companies which purchase CD-RW drives from manufacturers include Iomega, ACS Innovations International, Acer Peripherals, Actima Technology Corporation, Behavior Tech Computer Corporation, Cendyne Creative Technology Ltd., Hewlett-Packard Corporation, Hi-Val, LG Electronics, Inc., Memtek Products, Inc., Pacific Digital, Traxdata and Waitec. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Adoption of CD-RW drives by personal computer OEMs is expected to continue to grow as drive reliability improves, drive prices decline and performance increases.

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

The Company believes that in order to compete successfully against current and future sources of competition, it will need to differentiate its products from the competition through effective marketing and advertising portraying the benefits of the Company's products, such as the software embedded in the products that lends to ease of use.

In the OEM market, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

The Company faces competition from its licensees and expects to compete in the future with any other licensees of the Company's products. In addition, the Company has granted certain companies the right to purchase disks from the Company (generally at a discount to the price paid by retail channels) and resell such products under private brand names; the Company's products may become subject to increased price competition from such private branded resellers. Price competition from other resellers of the Company's products, whether or not the Company has a manufacturing relationship with any such party, may result in increased pressure on the Company to reduce the prices at which its products are sold to such resellers or others or to offer rebates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of manufacturing such products.

The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability, transportability and size of installed base of users), ease of installation and use and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inches. The Company currently offers 3.5-inch Zip and Jaz drives. The most common system interface for the OEM market is ATAPI. The Company currently offers internal Zip drives in ATAPI, SCSI, USB and FireWire interface models and internal Jaz drives in SCSI interface models.

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

Proprietary Rights

The Company relies on a combination of patent, copyright, trademark, trade secret laws and contractual provisions to protect its technology. While the Company currently intends to carefully manage and, where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. The Company has pending approximately 675 U.S. and foreign patent applications relating to its Zip, Jaz, PocketZip and Peerless drives and disks, and Iomega CD-RW drives although there can be no assurance that such patents will be issued. The Company holds more than 430 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, PocketZip and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. The Company is also developing new technologies that are not currently embodied in commercial products. The Company intends to similarly protect, where possible and deemed appropriate, these new technologies. There can be no assurance that any patents or other intellectual property rights obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

The validity of certain of the Company's patents has been challenged by parties against whom the Company has asserted infringement claims. If another party were to succeed in producing and selling Zip, Jaz or PocketZip compatible disks in volume, without infringing or violating the Company's intellectual property rights, the Company's sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company's Zip, Jaz and PocketZip disks have higher gross margins than the Zip, Jaz and PocketZip drives, the Company's net income would be disproportionately affected by any such sales shortfall.

The Company has 35 different registered trademarks in the United States, several of which are also registered trademarks in other countries. The registered trademarks include: Iomega, Zip and Jaz. Trademarks include: the stylized "i" logo, PocketZip, HipZip, FotoShow, QuikSync, LifeWorks, Peerless, Club Iomega, iomegadirect, Predator, ZipCD and Clik!.

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

Employees

As of December 31, 2000, the Company employed 3,429 individuals worldwide, consisting of 2,204 in manufacturing, 478 in general management and administration, 236 in research and development, 249 in sales, marketing and service, 180 in customer satisfaction and 82 in product management. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Government Contracts

No material portion of the Company's business is subject to renegotiations of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on the Company in 2000 and is not expected to have a material effect in 2001.

ITEM 2. PROPERTIES:

The Company's executive offices and a portion of its distribution, manufacturing and research and development facilities are located in leased offices and warehouses in the Roy, Utah area. These facilities include a 100,000 square-foot manufacturing facility to produce products to be sold mainly in North America. The Company leases warehouse facilities in North Carolina to serve as its principal distribution center for North America. In addition, the Company leases office space in various locations throughout North America for local sales, marketing and technical support personnel as well as other locations used for warehouses and for research and development activities.

Outside the United States, the Company leases office space in Geneva, Switzerland for use as its European headquarters and in Tiel, the Netherlands for use by its European logistics and distribution personnel. The Company also leases office space throughout Europe, Asia and South America for local sales, marketing and technical support personnel. The Company owns a 376,000 square-foot, manufacturing facility in Penang, Malaysia where the Company's Zip, Jaz and PocketZip OEM drives are manufactured. Jaz disks, FotoShow digital image centers, Predator CD-RW drives and HipZip digital audio players are also manufactured in Penang. The Company considers its manufacturing facilities, warehouses and other properties to be in good operating condition and suitable for their intended purposes. The Company's facilities are considered adequate with sufficient capacity to meet the operating requirements of the business.

The Company owns substantially all equipment used in its facilities through either outright purchases or capital leases.

ITEM 3. LEGAL PROCEEDINGS:

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these lawsuits and claims discussed below will not have a material adverse effect on the Company's financial position or results of operations, except that, an adverse judgment or settlement of certain claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs (or is implemented).

On September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture, and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the

Attorney General of the State of Delaware filed a brief in opposition. The Court has not yet decided the motion to dismiss. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident, which amendment the Court allowed on May 23, 2000 over the Company's opposition. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court is expected to hold a hearing on or about June 8, 2001 to consider final approval of the settlement. Pursuant to the terms of the proposed settlement, class members who do not opt out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip drive products and/or media. The level of the rebate will depend on whether the class member's Zip drive manifested a clicking problem. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding clicking Zip drives. It will also make a charitable donation of Zip drives and related software, media, and service, with a total retail value of $1 million. Finally, counsel for the class will apply to the Court for an award of attorneys' fees and costs in the amount of $4.7 million. The financial statements reflect accruals for the charitable donations and for plaintiffs' attorneys' fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company's part and, as noted, is subject to the Court's approval. Although the Company does not expect this settlement or, if the settlement is not approved, the suit or the Texas Claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

On June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint requests injunctive relief against the Company, as well as monetary damages. On October 26, 1999, the court granted the plaintiff's motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. The Company intends to vigorously defend against this suit.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719, and for infringing and diluting the Company's registered trademarks "Iomega," "Zip" and "Jaz." The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. On February 23, 2000, Castlewood filed another amended answer and counterclaims. Because this amended answer contained no new counterclaims, the Company did not file a reply. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States

District Court for the District of Utah for infringement of the Company's U.S. Patent No. 6,049,444. The Company's complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. In addition, on September 17, 1999, the Company initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. The Company sought a preliminary injunction preventing the sale of Castlewood's infringing products. Additionally, on September 20, 1999, the Company initiated litigation on this same basis against Motek, a French retailer of Castlewood's products, in the Paris District Court. The court has since denied the Company's request for a preliminary injunction with respect to the Company's patent claims, and granted the Company's motion for a preliminary injunction with respect to the Company's trademark claims. The action on the merits was withdrawn from the records of the court with the consent of both parties. It may be revived within two years by either party. On November 29, 1999, the Company filed suit against Castlewood and Motek for infringement of a patent covering a magneto resistive head. The court has since denied the Company's motion for preliminary injunction. At this time, the action on the merits is pending.

On December 8, 2000, IPDN Corporation filed a patent infringement complaint against Iomega, IPDN Corporation v. Iomega Corporation, in the U.S. District Court for the Eastern District of Missouri. IPDN contends that Iomega's sale of the HipZip product constitutes patent infringement as the HipZip incorporates features or functions that infringe one or more claims of the IPDN patents. The Company intends to vigorously defend against this lawsuit.

On March 23, 2001, the Company initiated litigation against Albi Media Manufacturing, SARL ("AMM") in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents in connection with AMM's production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company's Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

Nomai/AMM Litigation:

Nomai S.A. ("Nomai") is a subsidiary of the Company that was acquired during the third quarter of 1998. As described below, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai's acquisition of the assets of RPS Media S.A, acquired in 1997, and (2) Nomai's subsequent sale of AMM in September 1999.

On February 18, 2000, Maître Jean Jacques Savenier, the Commissaire à l'execution du Plan (bankruptcy trustee), filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai's former management before the Commercial Court of Albi, France in 1997 in connection with Nomai's acquisition during 1997 of the assets of RPS Media S.A. in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $14,000) until Nomai invests FF 48,000,000 (approximately $6.7 million) and hires 100 people. An initial hearing before the Commercial Court was held on April 4, 2000. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier refiled the complaint with the Commercial Court, again asking that the Court order Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine Nomai FF 100,000 for each day of noncompliance. Nomai intends to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (subcontractors under a research and development contract) filed a lawsuit before the Commercial Court of Toulouse, France against Nomai's former subsidiary, Albi Media Manufacturing, SARL ("AMM"). Nomai is obligated to indemnify for and defend against the lawsuit pursuant to the agreement whereby Nomai divested its ownership of AMM to a new owner. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to a research and development project between AMM and the plaintiffs. The lawsuit claims total damages of approximately 75 million French francs (approximately $10.0 million). The Court held hearings in the case on June 26, 2000, November 13, 2000 and February 5, 2001. The next hearing is scheduled for May 14, 2001. Based on the indemnification obligations described above, Nomai intends to vigorously defend against these allegations.

On January 3, 2001, Nomai was served with a notice of arbitration from Alain Bouttier, the acquirer of Nomai's former subsidiary, AMM. Mr. Bouttier's action is based on alleged breaches by Nomai of the agreement whereby Nomai divested its ownership of AMM to Mr. Bouttier. In particular, Mr. Bouttier claims that AMM suffered damages as a result of Nomai's treatment of AMM assets prior to its sale and the alleged bad faith of Nomai. Mr. Bouttier seeks the nullification of the non-competition agreement between AMM and Nomai and claims damages of FF 142,061,617 (approximately $20 million). Although the nature of Mr. Bouttier's claims are difficult to assess at this early stage, they appear to include claims that overlap with those asserted in the Savenier and Conseil & Technique, Soterem and IDCC matters described above. The arbitration claim will be heard before a three-member arbitration panel in Paris. The arbitration panel has been appointed and is commencing the proceeding. Nomai intends to vigorously defend against these allegations.

On January 19, 2001, the Commercial Court of Coutances, France, which has jurisdiction over Nomai's commercial registration, ordered Nomai to appear at a hearing before the Court on February 6, 2001. The purpose of the hearing was to evaluate Nomai's solvency, and, if Nomai were found insolvent, to start a judicial reorganization proceeding. The Court ordered Nomai to provide various documentation at a hearing scheduled for April 24, 2001. Nomai intends to respond to the Court's order and to demonstrate its solvency.

Although the Company does not expect the arbitration or the other Nomai/AMM claims described above to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, an adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of February 28, 2001 were as follows:

Bruce R. Albertson	55	President and Chief Executive Officer and Director
David W. Campbell	52	Senior Vice President, Marketing Communications
J. Douglas Collier	34	Senior Vice President, Marketing and Product Management
John L. Conely, Sr.	56	Senior Vice President, Operations
Philip G. Husby	54	Senior Vice President, Finance and Chief Financial Officer
Charlotte L. Miller	44	Senior Vice President, Human Resources
Herbert K. Scales, III	46	Senior Vice President, Sales

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

David W. Campbell joined Iomega in March 2000 as Director, Promotions and Creative Services. During 2000, he was promoted to Vice President, Marketing Communications, and in February of 2001, his title was changed, without a change in responsibility, to Senior Vice President, Marketing Communications. Prior to joining Iomega, he was Vice President, Sales at Power Creative, a full service marketing communications agency, where he worked for 10 years. Before that, he worked in a variety of positions in Sales and Marketing for GE Appliances.

J. Douglas Collier joined the Company as Vice President, Product Management and Business Development in September 2000 and in February 2001, his title was changed, without a change of responsibility, to Senior Vice President, Marketing and Product Management. Prior to joining the Company, Mr. Collier served in senior management roles with NIBCO Inc., an international provider of valves, fittings and piping products, from 1996 to 2000, including General Manager, Fittings and Director, e-Business & Marketing. Mr. Collier served as Product Director for Whirlpool Europe BV and Director of Business Development for Whirlpool North America from 1993 to 1996. Mr. Collier served in Product Planner and Product Manager roles for GE Canada from 1989 to 1992.

John L. Conely, Sr. joined the Company in October 1997 as Vice President, Operations Personal Storage Division. During 1998, Mr. Conely took over manufacturing responsibility for all of the Company's product divisions. He served as Executive Vice President, Operations from June 1999 to February 2001, when his title was changed, without a change in responsibility, to Senior Vice President, Operations. Prior to joining the Company, Mr. Conely spent 12 years at SAFT America Incorporated, a subsidiary of Alcatel, a communications company, most recently as Vice President of Sales and Marketing and Vice President and General Manager, Portable Battery Division, in Valdosta, Georgia. Prior to this, Mr. Conely spent 18 years at GE in various mid and senior level positions.

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

Charlotte L. Miller joined the Company in July 1998 as Director, Litigation Management. In September 1999, Ms. Miller was appointed Vice President, and was appointed as Acting General Counsel in November 1999. In January 2000, she was appointed Vice President, Human Resources. In February 2001, her title was changed, without a change in responsibility, to Senior Vice President, Human Resources. Prior to joining the Company, Ms. Miller was employed at Summit Family Restaurants Inc., a restaurant operating company, from 1992 to 1998 and served in various management positions, including General Counsel, Chief Administrative Officer and Senior Vice President.

Herbert K. Scales, III joined the Company as Executive Vice President, Sales in February 2000. In February 2001, his title was changed, without a change in responsibility, to Senior Vice President, Sales. Prior to joining the Company, Mr. Scales served as Vice President, Sales Worldwide for Gardenway, Inc., a privately held outdoor power equipment manufacturer, from 1997 to 1999. Mr. Scales served as Senior Vice President, Retail Sales for Philips Consumer Electronics from 1995 to 1997. From 1992 to 1995, Mr. Scales served as General Manager of Brand Marketing for Whirlpool Corporation.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 2000, there were 6,589 holders of record of Common Stock. The Company has not paid cash dividends on its Common Stock in the past and has no present intention to do so in the future. The following table reflects the high and low sales prices as reported by the New York Stock Exchange for 2000 and 1999.

Price Range of Common Stock

	2000		1999
	High	Low	High	Low
1st Quarter	$6.38	$3.63	$10.19	$4.63
2nd Quarter	4.38	3.00	5.31	3.69
3rd Quarter	5.50	3.38	4.94	3.06
4th Quarter	7.00	3.25	5.13	2.88

ITEM 6. SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of the consolidated statements of operations and balance sheets for each of the last five years.

	Years ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share and employee data)
Sales	$1,300,184	$1,525,129	$1,694,385	$1,739,972	$1,212,769
Cost of sales(a)	810,500	1,169,630	1,271,451	1,192,310	879,989

Gross margin	489,684	355,499	422,934	547,662	332,780

Operating expenses:
Selling, general and administrative	287,696	292,061	386,304	291,930	190,719
Research and development	58,577	76,481	101,496	78,026	42,101
Restructuring (reversals) charges	(4,814)	51,699	—	—	—
Purchased in-process technology	—	—	11,100	—	—

Total operating expenses	341,459	420,241	498,900	369,956	232,820

Operating income (loss)	148,225	(64,742)	(75,966)	177,706	99,960
Interest and other income (expense)	14,093	(6,515)	(7,459)	(391)	(5,977)

Income (loss) before income taxes	162,318	(71,257)	(83,425)	177,315	93,983
Benefit (provision) for income taxes	7,312	(32,232)	29,203	(61,963)	(36,655)

Net income (loss)	$169,630	$(103,489)	$(54,222)	$115,352	$57,328

Net income (loss) per common share:
Basic	$0.63	$(0.38)	$(0.20)	$0.45	$0.23

Diluted	$0.61	$(0.38)	$(0.20)	$0.42	$0.21

Total employees	3,429	3,907	4,865	4,816	2,926

(a)
Includes $14,074 of restructuring charges in 1999. See Note 4 of the Notes to Consolidated Financial Statements.

	December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Cash, cash equivalents and temporary investments	$377,919	$210,915	$90,273	$196,241	$108,312
Trade receivables, net	139,461	175,511	224,044	257,738	190,293
Inventories	102,497	103,019	175,888	263,182	186,261
Deferred income taxes	43,471	—	49,827	47,996	39,109
Current assets	682,407	530,940	585,252	777,139	551,619
Property, plant and equipment, net	101,589	137,700	165,112	175,669	126,042
Intangible assets	29,293	31,743	33,580	—	—
Total assets	815,439	703,231	831,897	955,994	681,093
Current portion of capitalized lease obligations	2,311	3,973	4,307	5,505	4,114
Current liabilities	292,214	335,572	359,966	438,978	293,082
Working capital	390,193	195,368	225,886	338,166	270,735
Capitalized lease obligations, net of current portion	210	1,366	4,119	2,939	5,711
Long-term obligations and notes payable	3,791	45,505	46,143	45,683	59,198
Deferred income taxes	30,684	—	4,903	10,334	1,050
Retained earnings	193,852	24,222	127,711	181,933	66,581
Stockholders' equity	488,540	320,788	416,766	458,065	334,250
Total liabilities and stockholders' equity	815,439	703,231	831,897	955,994	681,093

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

BUSINESS SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin (PPM) is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment's operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, Iomega CD-RW (formerly ZipCD), PocketZip (formerly Clik!) and Ditto. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also involves the development and manufacture of the FotoShow digital image center, introduced during the third quarter of 2000. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company's Iomega CD-RW segment involves the distribution and sales of Iomega CD-RW drives to retailers, distributors and resellers throughout the world. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives, HipZip digital audio players and PocketZip disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world.

The Ditto segment includes the Ditto family of tape backup drives and tape cartridges. In March 1999, the Company announced that it had sold certain assets associated with its Ditto segment, including raw materials, intellectual property, exclusive manufacturing rights, software, manufacturing equipment, brand names and product logos for $3 million. The $3 million was comprised of $1 million in cash and a $2 million note that matures in quarterly installments of $250,000 plus interest over a period of two years. The Company recorded a $1 million gain from the sale during the first quarter of 1999 reflecting the cash received and an additional gain of $500,000 plus interest income reflecting payments received during the second and third quarters of 1999. The Company has received no further payments in conjunction with the note. The remaining $1.5 million potential gain has been deferred and will only be recognized if cash is received. The Company has not recognized income for unpaid interest. The Company continued to sell its Ditto finished drives through June 30, 1999 and continues to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

The "Other" category includes products such as software, floppy disks and other Nomai products and other miscellaneous items. The information in the following table is derived directly from the segments' internal financial information used for corporate management purposes.

Sales, Units and Profit Margin (Loss) and Other Information by Significant Business Segment

	2000	1999	1998
	(In thousands)
Sales:
Zip	$987,983	$1,202,609	$1,183,020
Jaz	161,819	259,792	416,885
Iomega CD-RW	123,708	23,857	—
PocketZip	20,302	13,126	2,125
Ditto	4,993	18,903	81,074
Other	1,379	6,842	11,281

Total sales	$1,300,184	$1,525,129	$1,694,385

Product profit margin (loss) before restructuring reversals/charges:
Zip	$295,648	$238,994	$150,702
Jaz	44,088	25,791	4,746
Iomega CD-RW	(1,666)	(8,416)	—
PocketZip	(34,519)	(108,572)	(37,052)
Ditto	(414)	(13,905)	(14,309)
Other	(7,586)	(20,231)	(9,015)

Total product profit margin	295,551	113,661	95,072
Common expenses (without restructuring reversals (charges) allocated to PPM):
General corporate expenses	(152,140)	(112,630)	(159,938)
Restructuring reversals (charges)	4,814	(65,773)	—
Purchased in-process technology	—	—	(11,100)
Interest and other income (expense)	14,093	(6,515)	(7,459)

Income (loss) before income taxes	$162,318	$(71,257)	$(83,425)

Product profit margin (loss) after restructuring reversals/charges:
Zip	$295,648	$238,994	$150,702
Jaz	46,485	(1,219)	4,746
Iomega CD-RW	(1,666)	(9,016)	—
PocketZip	(32,102)	(120,064)	(37,052)
Ditto	(414)	(18,505)	(14,309)
Other	(7,586)	(38,717)	(9,015)

Total product profit margin	300,365	51,473	95,072
Common expenses (with restructuring reversals/charges allocated to PPM):
General corporate expenses	(152,140)	(112,630)	(159,938)
Corporate restructuring charges	—	(3,585)	—
Purchased in-process technology	—	—	(11,100)
Interest and other income (expense)	14,093	(6,515)	(7,459)

Income (loss) before income taxes	$162,318	$(71,257)	$(83,425)

	2000	1999	1998
	(In thousands)
Restructuring reversals (charges):
Zip	$—	$—	$—
Jaz	2,397	(27,010)	—
Iomega CD-RW	—	(600)	—
PocketZip	2,417	(11,492)	—
Ditto	—	(4,600)	—
Other	—	(18,486)	—
Non-allocated	—	(3,585)	—

	$4,814	$(65,773)	$—

Drive units:
Zip	7,011	9,691	8,993
Jaz	276	457	713
Iomega CD-RW	711	145	—
PocketZip	160	91	—
Ditto	6	51	455
Disk units:
Zip	54,786	64,417	59,054
Jaz	1,368	1,968	3,095
Iomega CD-RW	75	27	—
PocketZip	455	133	—
Ditto	118	452	1,392

Seasonality

The Company's Zip products are targeted primarily to the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company's Jaz products are targeted primarily to the business professional market. The Company's PocketZip products are targeted to the enterprise market, to various electronics device OEMs and to the retail consumer markets. The Company's Iomega CD-RW products are targeted to the retail consumer and enterprise markets. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
Sales	100.0%	100.0%	100.0%
Cost of sales	62.3	76.7	75.0

Gross margin	37.7	23.3	25.0

Operating expenses:
Selling, general and administrative	22.2	19.2	22.8
Research and development	4.5	5.0	6.0
Restructuring (reversals) charges and purchased in-process technology	(0.4)	3.4	0.7

Total operating expenses	26.3	27.6	29.5

Operating income (loss)	11.4	(4.3)	(4.5)
Interest and other income (expense)	1.1	(0.4)	(0.4)

Income (loss) before income taxes	12.5	(4.7)	(4.9)
Benefit (provision) for income taxes	0.5	(2.1)	1.7

Net income (loss)	13.0%	(6.8)%	(3.2)%

The Company's net income for the year ended December 31, 2000 was $169.6 million, or $0.61 per diluted share. The 2000 results included $72.6 million, or $0.26 per diluted share, attributable to a decrease in the Company's valuation allowance for net deferred tax assets and $4.8 million, attributable to pre-tax reversals of restructuring charges and $7.4 million, attributable to pre-tax non-restructuring charges. This compared with a net loss of $103.5 million, or ($0.38) per diluted share in 1999. The 1999 results included pre-tax restructuring charges of $65.8 million, pre-tax non-restructuring charges of $67.0 million related primarily to inventory and equipment write-downs and an increase in the valuation allowance for net deferred tax assets of $78.5 million, or ($0.29) per diluted share.

2000 As Compared to 1999

Sales.  Sales for 2000 of $1,300.2 million decreased by $224.9 million, or 14.7%, compared to 1999. This decrease was due primarily to lower Zip and Jaz sales, which were partially offset by higher Iomega CD-RW sales. Total drive revenue of $781.2 million represented a decrease of $91.2 million, or 10.5%, compared to 1999. Total drive units (excluding licensees) decreased by 21.9% compared to 1999. Total disk sales of $506.4 million represented a decrease of $121.8 million, or 19.4%, compared to 1999. Total disk units decreased by 15.3% compared to 1999. The decrease in revenue was also affected by price reductions and rebates, the majority associated with Zip products, which reflected the Company's strategy to gain increased market penetration for its Zip products.

Sales of Zip products in 2000 were $988.0 million, representing a $214.6 million, or 17.8% decrease from 1999. Sales of Zip products accounted for 76.0% of total sales in 2000, compared to 78.9% of total sales in 1999. Zip drive sales of $576.9 million for 2000, decreased by $135.4 million, or 19.0%, compared to 1999. Zip drive sales included a $3 million reversal of reserves in the second quarter for prior Zip drive rebate programs due to lower than estimated redemption rates. The prior Zip rebate program ended on May 31, 2000. Zip drive units shipped by Iomega decreased by 27.7% from 1999 due to lower Zip 100MB sales that were partially offset by increased Zip 250MB sales. The decline in Zip drive revenue was primarily a result of lower units shipped, price reductions and rebate programs in 2000, partially offset by a higher mix of Zip 250MB sales. Zip OEM drive units shipped by Iomega accounted for approximately 43% of total Zip drive units shipped in 2000, compared to approximately 51% in 1999. Zip disk sales for 2000 totaled $410.0 million, a 15.0% decrease from 1999. Zip disk units decreased by 15.0% driven by lower Zip 100MB units shipped partially offset by increased Zip 250MB units shipped. The decline in disk revenue was primarily a result of lower units shipped and rebate programs for 2000, partially offset by an increased mix of higher margin Zip 250MB disks. Zip disk sales included a $3 million reversal of reserves in the second quarter for prior Zip disk rebate programs which ended on May 31, 2000. Lower units shipped, net of favorable product mix, and pricing actions accounted for $145.6 million and $69.0 million, respectively, of the decrease in Zip revenues when compared to 1999.

Jaz product sales in 2000 totaled $161.8 million, a $98.0 million or 37.7% decrease compared to 1999. Jaz product sales accounted for 12.4% of total sales in 2000, compared to 17.0% in 1999. Jaz drive and disk units shipped by Iomega decreased by 39.6% and 30.5%, respectively, compared to 1999. Lower units shipped and pricing actions accounted for $84.9 million and $13.1 million, respectively, of the decrease in Jaz revenues when compared to 1999.

Iomega CD-RW product sales were $123.7 million in 2000, a $99.8 million, or 418.5% increase over 1999. Iomega CD-RW product sales represented 9.5% of total sales in 2000, compared to 1.6% in 1999. Iomega CD-RW products began shipping in limited quantities in August 1999. Higher units shipped resulted in $121.0 million in increased Iomega CD-RW revenue, compared to 1999. This increase was partially offset by a $21.2 million decrease in revenue, compared to 1999, due to pricing actions.

PocketZip product sales totaled $20.3 million in 2000, representing a $7.2 million or 54.7% increase over 1999. PocketZip products accounted for 1.6% of total sales in 2000 compared to 0.9% in 1999. PocketZip drive and disk units shipped increased by 75.8% and 242.1%, respectively, compared to 1999. Higher units shipped, which accounted for a $16.7 million increase in PocketZip revenue over 1999, were partially offset by pricing actions that resulted in a reduction in revenue of $9.5 million compared to 1999. The higher units shipped were due primarily to the introduction of HipZip, the Company's new digital audio player in the third quarter of 2000.

Ditto product sales were $5.0 million in 2000, which was a $13.9 million or 73.6% decrease from 1999. In March 1999, the Company sold certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, software, equipment, brand names and product logos. No Company facilities or employees were transferred in connection with the transaction. The Company continued to sell its Ditto finished drives through June 1999 and continues to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

Geographically, sales in the Americas were $855.1 million in 2000 compared to $968.5 million in 1999 and accounted for 65.8% of total sales in 2000, as compared with 63.5% of total sales in 1999. The sales decrease in 2000 of $113.4 million was primarily a result of lower Zip and Jaz sales, partially offset by increased Iomega CD-RW sales. Sales in Europe were $335.0 million, or 25.7% of total sales in 2000, as compared to $416.6 million, or 27.3% of total sales, in 1999. The sales decrease of $81.7 million in 2000 was primarily a result of lower Zip, Jaz and Ditto sales partially offset by increased Iomega CD-RW sales. Sales in Asia were $110.1 million, or 8.5% of total sales, compared to $140 million, or 9.2% of total sales, in 1999. The sales decrease of $29.9 million in 2000 resulted from lower Zip and Jaz sales partially offset by increased Iomega CD-RW sales.

Gross Margin.  The Company's overall gross margin in 2000 was $489.7 million, or 37.7%, compared to $355.5 million, or 23.3%, in 1999. The increase in gross margin in 2000 of $134.2 million was attributable in part to restructuring charges of $14.1 million taken in 1999 and non-restructuring charges of $66.0 million taken in 1999, partially offset by $7.4 million in non-restructuring charges taken in 2000, plus an increased mix of higher margin Zip 250MB drives (the majority of which are sold as higher margin aftermarket products), lower material and manufacturing costs in all product lines and a $6 million reversal of reserves related to prior Zip rebate programs as discussed above. The $14.1 million restructuring charge in 1999 was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The $66.0 million of non-restructuring charges was composed of charges taken during the second, third and fourth quarters of 1999, of $7.0 million, $11.7 million and $47.3 million, respectively (For a more detailed explanation of the non-restructuring charges, see the subsection entitled "Non-Restructuring Charges" in the "1999 as Compared to 1998" section). The $7.4 million of non-restructuring charges taken in 2000 is explained below. Increases in gross margin in 2000 were partially offset by product price reductions and rebate programs.

Future gross margin percentages will be impacted by the sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels, and by the sales mix of Zip 100MB and Zip 250MB drives and disks. Future gross margins will also vary depending on: sales volumes of Zip, Jaz and PocketZip disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; the mix between Zip, Jaz, Iomega CD-RW and PocketZip products; any future pricing actions or promotions; the success of recently introduced products such as HipZip and FotoShow; and potential start-up costs associated with introducing new products, including Peerless.

Non-Restructuring Charges.  During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales. The charges were comprised of $3.7 million for excess PocketZip disk manufacturing capacity, $2.8 million to reflect a reduction in the estimated net realizable value of PocketZip PC Card drive inventory, $0.6 million for excess PocketZip PC Card drive manufacturing capacity and $0.3 million for PocketZip PC Card drive purchase commitments. The $3.7 million excess PocketZip disk manufacturing capacity was due to the Company not achieving or expecting to achieve its overall disk volumes. As a result, undiscounted future cash flows were not expected to enable recovery of the carrying value of the equipment. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. The $2.8 million in PocketZip PC Card drive inventory charges was due to a reduction in the estimated net realizable value of PocketZip PC Card drives because expected undiscounted cash flows would not enable recovery of costs.

Segment Product Profit Margin (Excluding Restructuring Reversals/Charges).  Zip segment product profit margin in 2000 of $295.6 million, increased by $56.6 million, or 23.7% in 2000, when compared to Zip product profit margin of $239.0 million in 1999. Product profit margin as a percentage of Zip sales increased to 29.9% in 2000, compared to 19.9% in 1999. The increase was due primarily to an increased mix of higher margin Zip 250MB products, lower overall material and variable overhead costs of $98.0 million, lower operating expenses of $21.5 million and a $6 million reversal of reserves related to prior Zip rebate programs as discussed above. These margin improvements were partially offset by lower overall drive and disk units shipped, price reductions and various rebate programs conducted throughout the year to stimulate sales.

Jaz segment product profit margin in 2000 of $44.1 million increased by $18.3 million, or 70.9%, compared to 1999 Jaz product profit margin of $25.8 million. Product profit margin as a percentage of Jaz sales increased to 27.2% in 2000, compared to 9.9% in 1999. This increase resulted primarily from $52.9 million in lower material and manufacturing costs and $20.8 million in lower operating expenses when compared to 1999. These lower expenses reflect the cost savings from the restructuring actions taken in June 1999 by closing the Milpitas, California facility and discontinuing certain development projects. These margin improvements were partially offset by lower shipments of drives and disks and from price reductions.

Iomega CD-RW segment had a $1.7 million product loss, or (1.3)% of Iomega CD-RW sales in 2000, compared to a product loss of $8.4 million, or (35.3)% of Iomega CD-RW sales in 1999. The losses were due primarily to product development and launch costs incurred as the Company introduced several new CD-RW drives during 2000. The Company began shipping Iomega CD-RW products in limited quantities during August 1999. This segment has lower margins than the Company's other segments due to the Company manufacturing only a small percentage of the drives being sold. Iomega CD-RW margins benefited from increased volume, with manufacturing costs being reduced by $12.4 million. These increases were partially offset by higher operating expenses of $8.8 million resulting from new product launches and higher marketing costs.

PocketZip segment product loss of $34.5 million for 2000, or almost 2 times PocketZip sales, decreased $74.1 million compared to a $108.6 million loss in 1999, or in excess of 8 times PocketZip sales. The reduced product loss in 2000 was primarily due to lower cost of sales during 2000 of $64.3 million and lower operating expenses of $17.5 million. The lower cost of sales in 2000 primarily resulted from non-restructuring charges in 1999 of $55.6 million recorded in cost of sales, of which $4.6 million, $3.7 million and $47.3 million were recorded in the second, third and fourth quarters of 1999, respectively, which were offset in part by a $7.4 million non-restructuring charge in 2000 to reflect a reduction in the estimated net realizable value of inventory and equipment. The non-restructuring charges in 1999 were comprised of $48.2 million for excess and obsolete inventory, reduction in the estimated net realizable value of inventory and supplier commitments to purchase additional inventory, and $7.4 million for excess manufacturing equipment (For a more detailed explanation of the non-restructuring charges, see the subsection entitled "Non-Restructuring Charges" in the "1999 as Compared to 1998" section). Operating expenses were lower in 2000 due to lower marketing costs and research and development expenditures.

Ditto segment product loss of $0.4 million for 2000 represented a $13.5 million, or 97.1% improvement over 1999's $13.9 million product loss. In March 1999, the Company sold certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, software, equipment, brand names and product logos. The Company continued to sell its Ditto finished drives through June 1999 and continues to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

General corporate expenses that were not allocated to product profit margin were $152.1 million in 2000, an increase of $39.5 million or 35.1%, compared to $112.6 million in 1999. The increase in unallocated corporate expenses resulted primarily from higher common sales and marketing expenses which increased by $22.9 million compared to 1999 due to increased use of professional services, increased expenditures associated with the higher sales and marketing headcount and increased marketing expenditures to raise corporate brand awareness. The remainder of the increase in general corporate expenditures was primarily from higher product management expenditures and bonus accruals in 2000.

Selling, General and Administrative Expenses (Including Bad Debt Expense).  Selling, general and administrative expenses (including bad debt expense) of $287.7 million for 2000 decreased by $4.4 million, or 1.5%, compared to 1999, but increased as a percentage of sales from 19.2% in 1999 to 22.2% in 2000. The lower expenditures for 2000 were primarily from decreased sales and marketing, and general and administrative expenses of $3.4 million and $1.0 million, respectively. The lower sales and marketing expenses resulted from $12.6 million in lower product management expenses and $6.3 million in lower non-advertising related sales and marketing expenditures that were partially offset by a $15.5 million increase in advertising expenditures. Included in the $6.3 million decrease in non-advertising related sales and marketing expenditures was a $7.8 million reduction in bad debt expense. The Company recorded a $2.6 million bad debt credit or reduction in the allowance for doubtful accounts in 2000 compared to a $5.2 million bad debt expense or increase in the allowance for doubtful accounts in 1999. The reduction in the allowance for doubtful accounts in 2000 was a result of improved trade receivable agings due to collection of older receivables, lower overall trade receivables and recovery on specific accounts previously deemed uncollectable. At December 31, 2000, the Company had $7.4 million in trade receivables in excess of 180 days past due compared to $8.8 million at December 31, 1999. The $15.5 million in higher advertising expenditures resulted primarily from the Company's television advertising campaign during the fourth quarter of 2000.

Research and Development Expenses.  Research and development expenses of $58.6 million for 2000 decreased by $17.9 million, or 23.4%, when compared to 1999 and decreased as a percentage of sales to 4.5% in 2000 from 5.0% in 1999. This decrease was primarily the result of lower spending on PocketZip (other than HipZip), Jaz and Zip (other than FotoShow) projects partially offset by development costs associated with HipZip, FotoShow, software and Peerless projects.

Restructuring Reversals/Charges.

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. The restructuring actions included as part of these restructuring charges are detailed below under the heading "1999 As Compared to 1998—Restructuring Charges".

Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the 1999 financial statements. The $14.1 million charge was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately in the financial statements.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999, of which $2.0 million was reversed in the fourth quarter of 1999, and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

During 2000, the Company reversed $4.8 million of these restructuring charges as explained in more detail below.

Second Quarter 1999 Restructuring Actions—2000 Activity/Changes in Reserves.  The second quarter 1999 restructuring reserves originally totaled $41.9 million, of which $2.0 million was reversed in the fourth quarter of 1999. Remaining restructuring reserves in the amount of $1.4 million and $18.2 million are included in the Company's balance sheets as of December 31, 2000, and 1999, respectively, in inventory reserves, fixed asset reserves and liabilities. Utilization of the second quarter 1999 restructuring reserves during the year ended December 31, 2000 is summarized below:

		Utilized
	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Second Quarter 1999
Restructuring Actions:
Discontinued Products/Projects:
Manufacturing equipment/tooling(a)	$7,699	$—	$(6,510)	$(1,189)	$—
Inventory(a)	756	—	(748)	(8)	—
Purchase commitments(b)	717	(317)	—	(400)	—

	9,172	(317)	(7,258)	(1,597)	—

Severance and benefits(b)	1,594	(1,594)	—	—	—

Leasehold improvements/furniture(a)	3,096	—	(3,096)	—	—

Lease terminations(b)	2,368	(1,568)	—	(800)	—

France/Scotland Consolidation:
Contract obligations(b)(c)	1,526	(112)	—	—	1,414
Severance and benefits(b)	40	(40)	—	—	—
Lease cancellations(b)	169	(169)	—	—	—
Leasehold improvements/furniture(a)	217	(82)	(135)	—	—
Other exit costs(a)	35	(35)	—	—	—

	1,987	(438)	(135)	—	1,414

	$18,217	$(3,917)	$(10,489)	$(2,397)	$1,414

Balance Sheet Breakout:
Inventory reserves(a)	$756	$—	$(748)	$(8)	$—
Fixed asset reserves(a)	11,012	(82)	(9,741)	(1,189)	—
Liabilities(b)	6,449	(3,835)	—	(1,200)	1,414

	$18,217	$(3,917)	$(10,489)	$(2,397)	$1,414

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and vendor equipment and higher than expected proceeds from equipment disposals.

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closure of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher rates than had been anticipated.

As of December 31, 2000, all of the restructuring reserves associated with the second quarter 1999 U.S. restructuring actions have been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products and development projects; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities; payment of severance and benefits in the United States and disposition of all France and Scotland assets and liabilities except for the contract obligations. The contract obligations in France remain under dispute and therefore have not been settled.

Second Half 1999 Restructuring Actions—2000 Activity/Changes in Reserves.  The second half 1999 restructuring reserves originally totaled $25.9 million. Remaining restructuring reserves in the amount of $2.6 million and $13.6 million are included in the Company's balance sheets as of December 31, 2000, and 1999, respectively, in liabilities, fixed asset reserves, inventory reserves, and trade receivables. Utilization of the second half 1999 restructuring reserves during the year ended December 31, 2000 is summarized below:

		Utilized
	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Second Half 1999
Restructuring Actions:
Manufacturing Cessation—Avranches, France:
Equipment and fixtures(a)	$2,845	$(566)	$(2,279)	$—	$—
Inventory(a)	228	—	(228)	—	—
Trade receivables(a)	47	—	—	—	47
Other commitments(b)(c)	1,359	(848)	—	—	511
Contract obligations(b)	1,581	—	—	—	1,581
Severance and benefits(b)	3,753	(3,258)	—	—	495

	9,813	(4,672)	(2,507)	—	2,634

Clik! Product Streamlining:
Manufacturing equipment(a)	2,121	—	(604)	(1,517)	—
Purchase commitments(b)	1,508	(596)	(12)	(900)	—

	3,629	(596)	(616)	(2,417)	—

Longmont, Colorado:
Severance and benefits(b)	125	(125)	—	—	—

	$13,567	$(5,393)	$(3,123)	$(2,417)	$2,634

Balance Sheet Breakout:
Liabilities(b)	$8,326	$(4,827)	$(12)	$(900)	$2,587
Fixed asset reserves(a)	4,966	(566)	(2,883)	(1,517)	—
Inventory reserves(a)	228	—	(228)	—	—
Trade receivables(a)	47	—	—	—	47

	$13,567	$(5,393)	$(3,123)	$(2,417)	$2,634

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

During the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! product streamlining. Due to the development during the third quarter of 2000 of the Company's HipZip digital audio player, it was determined that certain Clik! manufacturing equipment, previously reserved in the third quarter of 1999 as part of the second half restructuring reserves, could be utilized in the Company's Penang facility.

Utilization of reserves associated with the second half 1999 restructuring actions within the United States was completed during 2000, which included the disposal of equipment and payment of purchase commitments associated with Clik! product streamlining and severance payments to Longmont, Colorado employees.

The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in Avranches, France will take longer to utilize. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

Interest and Other Income and Expense.  The Company recorded interest income of $21.9 million in 2000, compared to $6.4 million in 1999, due to higher average available cash, cash equivalent and temporary investment balances in 2000. Interest expense was $4.2 million in 2000, compared to $7.2 million in 1999. The decrease in interest expense resulted mainly from lower average debt balances in 2000 that resulted from paying off the $40 million related party notes in March 1999 and the $45.5 million convertible subordinated notes in October 2000. As of December 31, 2000, the Company does not have any debt other than capital lease obligations of $2.5 million.

Included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

Income Taxes.  For 2000, the Company recorded an income tax benefit of $7.3 million, reflecting an income tax provision of $65.3 million on pre-tax income of $162.3 million, offset by a $72.6 million decrease in the valuation allowance for net deferred tax assets. This compares to an income tax provision of $32.2 million in 1999 reflecting an income tax benefit of $46.3 million on a pre-tax loss of $71.3 million, offset by a $78.5 million increase in the valuation allowance for net deferred tax assets.

The 2000 provision of $65.3 million, excluding the $72.6 million decrease in the valuation allowance, differs by $8.5 million from the provision of $56.8 million computed by applying the federal statutory rate of 35% to the 2000 pre-tax income of $162.3 million, primarily due to the tax effect of state income taxes.

The $72.6 million decrease in the valuation allowance reflects a decrease in deferred tax assets of $35.0 million, an increase in deferred tax liabilities of $24.8 million and the determination that a valuation allowance was no longer required for net deferred tax assets of $12.8 million at December 31, 2000, related to domestic operations. A number of factors, including several consecutive quarters of consolidated and U.S. pre-tax profitability, led to a higher degree of confidence in the Company's ability to realize the net deferred tax assets of $12.8 million at December 31, 2000.

During the first two quarters of 2000, the Company utilized the "discrete method", as outlined in footnote 7 to paragraph 8 of Interpretation 18 to APB Opinion No. 28, to record its quarterly tax provisions. The discrete method requires the Company to use its actual year-to-date tax rate at the end of each quarter as its estimated annual effective tax rate. The discrete method was used during the first two quarters of 2000 because the Company concluded that it could not reasonably estimate an effective tax rate for the year 2000. The Company's expected 2000 pre-tax results and the extent, to which valuation allowances previously established would increase or decrease, depended on a number of different factors the impact of which was not predictable. At the end of the third quarter, based on a variety of factors including those discussed in the preceding paragraph, the Company concluded that it no longer needed to maintain a valuation allowance against its U.S. net deferred tax assets. Additionally, the Company concluded at the end of the third quarter that a reasonable estimate of the full year 2000 effective tax rate could be made. Accordingly, the Company changed its approach for recording income taxes from using the discrete method to using an estimated annual effective tax rate.

At December 31, 2000, the Company had total deferred tax assets of $90.4 million related to foreign and domestic operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards. At December 31, 2000, the total deferred tax assets were reduced by deferred tax liabilities of $62.2 million and by a valuation allowance of $15.4 million.

The Company continues to maintain a full valuation allowance of $15.4 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $35.4 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down, and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

As of December 31, 2000, the Company had $12.8 million of deferred tax assets, net of deferred tax liabilities, including $9.4 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $24.1 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020.

The remaining $3.4 million of deferred tax assets, net of deferred tax liabilities, reflects the tax benefit of approximately $8.7 million in future domestic tax deductions.

The Company anticipates that its effective tax rate for 2001 will approximate the U.S. federal and state statutory rates.

1999 As Compared to 1998

Sales.  Sales for 1999 of $1,525.1 million decreased by $169.3 million, or 10%, compared to 1998. This decrease was due primarily to lower sales volumes of Jaz and Ditto products as well as price reductions and rebates primarily related to Zip products. Lower Jaz and Ditto sales were partially offset by revenue from the new Clik! and ZipCD products and slightly higher Zip sales. Total drive unit shipments increased by 13.5% over 1998, yet revenues decreased by 11.3% to $872.4 million as a result of price reductions. Total disk unit shipments increased by 5.4% over 1998, yet revenues decreased by 10.2% to $628.2 million as a result of price reductions. The price reductions and rebates for Zip products were largely the result of the Company's strategy to gain increased market penetration for its Zip products.

Sales of Zip products in each of 1999 and 1998 totaled approximately $1.2 billion and accounted for 78.9% of total sales in 1999, as compared with 69.8% of total sales in 1998. The Company's Zip drive unit shipments increased by 8% from 1998 as lower Zip 100MB OEM drive shipments were more than offset by increased Zip 250MB drive shipments. Zip disk unit shipments increased by 9% driven by higher Zip 250MB disk units shipped. The increase in both disk and drive units shipped was partially offset by lower prices on Zip 100MB drives and disks. Zip OEM drive units shipped by Iomega accounted for over 51% of total Zip drive shipments in 1999, compared to approximately 52% in 1998. Higher units shipped and a more favorable product mix accounted for a $203.4 million increase in revenue as compared to 1998 but were substantially offset by pricing actions of $183.8 million. In the first half of 1998, the Company experienced an increase of approximately $25 million in Zip returns in its international operations due primarily to significant European customers returning Zip products that the customers did not sell during the holiday season. However, the returns did not have an impact on overall net sales since revenue had not been recognized at December 31, 1997 for estimated excess channel inventory.

Jaz product sales in 1999 totaled $259.8 million, or 17.0% of total sales, representing a 37.7% decrease from 1998. Jaz drive unit shipments decreased by 35% from 1998, while Jaz disk unit shipments decreased by 36%. Lower units shipped, net of favorable product mix, accounted for a $138.4 million decrease in revenue and pricing actions accounted for an $18.7 million decrease in revenue compared to 1998.

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

Ditto product sales in 1999 were $18.9 million, or 1.2% of total sales, representing a 77% decline from 1998. In March 1999, the Company sold certain assets and rights associated with its Ditto product line. Reduced units shipped accounted for substantially all of the $62.2 million decrease in revenue. The Company continued to sell its Ditto finished drives through June 30, 1999 and continued to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

Geographically, sales in the Americas were approximately $1.0 billion in 1999, as compared to $1.1 billion in 1998 and accounted for 63.5% of total sales in 1999, as compared with 65.6% of total sales in 1998. The decrease in 1999 was primarily a result of lower Zip, Jaz and Ditto sales, partially offset by Clik! and ZipCD sales. Sales in Europe were $416.6 million, or 27.3% of total sales, in 1999, as compared to $427.7 million, or 25.2% of total sales, in 1998. The decrease in 1999 was primarily a result of lower Jaz and Ditto sales partially offset by increased Zip, ZipCD and Clik! sales. Sales in Asia were $140.0 million, or 9.2% of total sales, in 1999, as compared to $130.3 million, or 7.7% of total sales, in 1998 as the Asian economy began to recover.

Gross Margin.  The Company's overall gross margin was $355.5 million, or 23%, in 1999, as compared to $422.9 million, or 25%, in 1998. The decrease in gross margin of $67.4 million in 1999 was due primarily to $14.1 million of restructuring charges composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining; and non-restructuring charges of $7.0 million, $11.7 million and $47.3 million taken in the second, third and fourth quarters, respectively, as well as lower units shipped of Jaz and Ditto products (See discussion below for detail of the non-restructuring charges). Exclusive of the impact of these charges, the Company's overall gross margin increased $12.7 million on lower sales. This increase was due to lower component material costs and per unit manufacturing overhead costs for the Zip and Jaz product lines and an increased sales mix of Zip 250MB drives.

Non-Restructuring Charges.  During the fourth, third and second quarters of 1999, the Company recorded non-restructuring charges of $47.3 million, $12.7 million, and $7.0 million, respectively. During 1998, the Company recorded non-restructuring charges of $9.4 million in selling, general and administrative expenses and $5.9 million in cost of sales. A breakdown of the charges is included in the table below:

Description of Non-Restructuring Charges	Amount	Financial Statement Category
	(In millions)
Q4 1999
Excess Clik! PC Card drive inventory	$19.0	Cost of sales
Supplier claim for Clik! PC Card drive inventory	16.1	Cost of sales
Excess Clik! PC Card drive equipment	3.7	Cost of sales
Clik! disk inventory NRV	2.5	Cost of sales
Clik! digital camera bundle inventory	6.0	Cost of sales

	$47.3

Q3 1999
Excess Ditto finished drive inventory	$5.2	Cost of sales
Zip and Jaz remanufactured drive components	2.8	Cost of sales
Excess Clik! disk manufacturing equipment and other equipment	3.7	Cost of sales
European bad debt	1.0	SG&A

	$12.7

Q2 1999
Excess Jaz manufacturing equipment	$2.4	Cost of sales
Clik! Mobile drive inventory NRV	4.6	Cost of sales

	$7.0

1998
Employee severance	$6.0	SG&A
Leasehold improvements	2.7	SG&A
Cancellation charges	0.7	SG&A

	$9.4

1998
Excess Ditto inventory components	$5.9	Cost of sales

NRV = Net realizable value
SG&A = Selling, general and administrative expenses

The $47.3 million of non-restructuring charges recorded in the fourth quarter of 1999 were all related to the Company's Clik! family of products and was comprised of: $19.0 million for excess inventory on hand; $16.1 million for a supplier commitment to purchase additional inventory; and $3.7 million in excess manufacturing equipment (which represented the carrying value of the equipment) associated with the Clik! PC Card drive; $2.5 million associated with a reduction in the estimated net realizable value of Clik!

disks; and $6.0 million associated with excess inventory and a reduction in the estimated net realizable value of the Clik! digital camera bundle. The $16.1 million supplier commitment related to Clik! PC Card drive inventory which the supplier had manufactured for the Company and the Company was required to purchase. Since the Company already had Clik! PC Card drive inventory on hand that was considered excess, the $16.1 million was reserved. The Company began shipping the Clik! PC Card drive in limited quantities in June 1999. During the fourth quarter of 1999, the Company determined that it had over-estimated demand for the product in the market, which created inventory recoverability issues and probable losses associated with non-cancelable purchase orders. The lower volume of drives being sold in the market also impacted Clik! disk volume and therefore, created inventory recoverability issues associated with Clik! disks, resulting in a reduction of the net realizable value of Clik! disk inventory. The charges associated with the Clik! digital camera bundle inventory resulted from the fact that during the fourth quarter, the Company had to abandon its plans to sell its remaining Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. At December 31, 2000, the Clik! digital camera bundle inventory described above had been disposed. The Clik! PC Card drive and disk inventory is continuing to be sold near breakeven. These charges were reflected in cost of sales in the financial statements.

The $12.7 million of non-restructuring charges recorded in the third quarter of 1999 was comprised of $5.2 million for excess Ditto finished drive inventory, $2.8 million for excess and obsolete Zip and Jaz remanufactured drive component inventory, $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment and a $1.0 bad debt write-off related to a European customer collection issue. The $11.7 million of fixed asset and inventory charges described above were reflected in cost of sales and the $1.0 million bad debt write-off was reflected in selling, general and administrative expenses in the financial statements. The $5.2 million in Ditto finished drive inventory charges was a result of excess Ditto finished drives that the Company was no longer allowed to sell as a result of a contract entered into during the first quarter of 1999 in connection with the sale of the Ditto assets. The Buyer who had purchased certain Ditto assets in the first quarter of 1999 was expected to purchase the remaining Ditto finished drive inventory at the Company's carrying value in the third quarter. However, in the third quarter, the Buyer informed the Company that it did not have the financial ability to purchase the remaining Ditto finished drives. At December 31, 1999, the majority of the Ditto finished drives were still on hand. At December 31, 2000, the Company had disposed of the majority of these remaining Ditto finished drives. The $2.8 million charge for excess and obsolete Zip and Jaz remanufactured drive components was taken as a result of lower demand from customers for remanufactured drives and an increase in the available number of remanufactured drives created by returned drives from retail customers. In addition, the Company changed its process for handling warranty drives during the third quarter of 1999 which created excess and obsolete components. At December 31, 1999, the majority of these components had been scrapped. The $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment were primarily the result of the Company not achieving its anticipated drive volumes that resulted in a decline in overall disk volumes. As a consequence, future undiscounted cash flows were not expected to cover the net book value of the applicable assets.

The $7.0 million of non-restructuring charges recorded in the second quarter of 1999 was comprised of $2.4 million for excess Jaz manufacturing equipment and $4.6 million for a reduction in the estimated net realizable value of Clik! Mobile drive inventory. The Company evaluates excess capacity of manufacturing equipment on a quarterly basis. As a result of the second quarter review, a charge of $2.4 million was taken for excess Jaz manufacturing equipment. This excess equipment was created in the second quarter due to a decline in the estimated demand for Jaz products in the second quarter and future quarters, which demonstrated future undiscounted cash flow losses associated with the assets. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. The $4.6 million in Clik! Mobile drive inventory charges were due to a reduction in the estimated net realizable value of Clik! Mobile drives because expected undiscounted cash flows would not cover material costs, manufacturing costs and direct selling expenses due to a decline in demand. The Clik! platform was relatively new, and it did not start shipping in volumes until the first quarter of 1999. At December 31, 1999, the majority of the Clik! Mobile drive units had been scrapped or used as warranty replacement units. These charges were reflected in cost of sales in the financial statements.

During 1998, the Company recorded a non-restructuring charge of $9.4 million in selling, general and administrative expenses. The $9.4 million represented expenses associated with cost reduction measures implemented by the Company to improve financial performance and included $6.0 million of employee severance and outplacement charges associated with the expected termination of 380 regular employees. These employees were associated with all levels of operations, product management, research and development and selling, general and administrative functions. In addition, the Company expected to terminate the services of 236 temporary employees and contractors. The charge also included $2.7 million of cash and non-cash write-offs for facility-related assets associated with facilities primarily located in Roy, Utah and $0.7 million of cancellation charges related to pre-paid marketing costs, primarily tradeshows. As a result of individuals voluntarily leaving the Company during the period of the layoffs, the Company terminated fewer regular employees than originally identified. The Company ultimately terminated the employment of 343 regular employees. However, the lower severance and benefits costs of $0.7 million were more than offset by higher than expected facility costs of $4.5 million.

The $5.9 million non-restructuring charge recorded during 1998 in cost of sales was for excess Ditto inventory components. During 1998, the Company decided to stop manufacturing and marketing Ditto products due to lower consumer demand for tape products resulting in the excess inventory charge.

Segment Product Profit Margin (Excluding Restructuring Charges).  1999 Zip segment product profit margin of $239.0 million, or 20.0% of sales, increased by $88.3 million, or 58.6%, in 1999 when compared to 1998 Zip product profit margin of $150.7 million, or 12.7% of sales. This increase was primarily due to an increased mix of higher margin Zip 250MB products and lower overall material and variable overhead costs.

1999 Jaz segment product profit margin of $25.8 million, or 9.9% of Jaz sales, increased by $21.1 million, or in excess of 400%, in 1999 when compared to 1998 Jaz product profit margin of $4.7 million, or 1.1% of sales. The increase in product profit margin was due to decreased material, manufacturing and operating costs and an increased mix of higher margin Jaz 2GB products. These items were partially offset by a decrease in Jaz drive and disk unit sales and reserves recorded in 1999 to effect excess manufacturing capacity relating to Jaz products.

1999 Clik! segment product loss increased to $108.6 million, or in excess of 8 times sales, from a 1998 Clik! product loss of $37.0 million, or in excess of 17 times sales. The increase in segment product loss was due to a combination of sales and marketing product launch costs; manufacturing startup costs; and non-restructuring charges of $4.6 million, $3.7 million and $47.3 million recorded in cost of sales in the second, third and fourth quarters, respectively. The $4.6 million charge in the second quarter represented a reduction in the estimated net realizable value of Clik! Mobile drive inventory. The $3.7 million charge in the third quarter was related to excess Clik! disk manufacturing equipment. The $47.3 million charge was comprised of: $19.0 million for excess inventory on hand; $16.1 million for a supplier commitment to purchase additional inventory; and $3.7 million in excess manufacturing equipment associated with the Clik! PC Card drive; $2.5 million associated with a reduction in the estimated net realizable value of Clik!

disk inventory and $6.0 million associated with excess inventory and a reduction in the estimated net realizable value of the Clik! digital camera bundle. The $16.1 million supplier commitment related to Clik! PC Card drive inventory which the supplier had manufactured for the Company and the Company was required to purchase. Since the Company already had Clik! PC Card drive inventory on hand that was considered excess, the $16.1 million was reserved. The Company began shipping the Clik! PC Card drives in limited quantities in June 1999. During the fourth quarter, the Company determined that it had over-estimated the initial demand for the product in the market, which created inventory recoverability issues and probable losses associated with non-cancelable purchase orders. In addition, the lower volume of drives being sold in the market impacted the disk volume, and therefore created inventory valuation issues associated with Clik! disk inventory, resulting in a reduction in the estimated net realizable value of Clik! disk inventory. The charges associated with the Clik! digital camera bundle inventory resulted from the fact that during the fourth quarter the Company had to abandon its plans to sell its remaining Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly.

1999 ZipCD segment had a product loss of $8.4 million, or (35)% of sales, due primarily to product development and launch costs incurred as the Company began shipping ZipCD products in limited quantities in August 1999.

1999 Ditto segment product loss of $13.9 million, or (74)% of sales, decreased slightly compared to 1998 Ditto segment product loss of $14.3 million, or (18)% of sales. The decrease was due to lower operating costs partially offset by a decrease in volumes of Ditto products sold in 1999. Ditto units shipped decreased in 1999 due to the Company selling certain assets such as trade names and Ditto drive manufacturing components and equipment in March 1999. The 1999 Ditto segment product loss of $13.9 million included a charge of $5.2 million taken in the third quarter of 1999 related to excess Ditto finished drive inventory. The 1998 Ditto segment product loss of $14.3 million included a charge of $5.9 million in 1998 to reflect excess inventory components. During 1998, the Company decided to stop manufacturing and marketing Ditto products due to lower consumer demand for tape products. When the Company made the decision to discontinue manufacturing, the Company shortened its estimated useful life on the Ditto manufacturing assets to the amount of time the assets would be utilized in the final build out of finished drives.

Selling, General and Administrative Expenses (Including Bad Debt Expense).  Selling, general and administrative expenses (including bad debt expense) of $292.1 million for 1999 decreased by $94.2 million compared to 1998, and decreased as a percentage of sales to 19.2% in 1999 from 22.8% in 1998.

The decreased expenses in 1999 were primarily due to a combination of decreased advertising program expenditures of $46.8 million, decreased spending on other non-advertising related sales and marketing activities of $5.5 million, decreased spending on product management activities primarily due to reorganizing along functional lines and other restructuring actions of $8.8 million; decreased spending on customer satisfaction programs of $6.5 million as a result of increased product quality and productivity gained through the use of the Internet and a decrease in other general and administrative expenses of $26.6 million, comprised mainly of information system expenditures of $10.2 million and legal fees of $8.8 million.

Also accounting for a portion of the decline in selling, general and administrative expense in 1999 was a non-restructuring charge of $9.4 million taken in 1998. The $9.4 million represented expenses associated with cost reduction measures implemented by the Company to improve financial performance and included $6.0 million of employee severance and outplacement charges associated with the expected termination of 380 regular employees. These employees were associated with all levels of operations, product management, research and development and selling, general and administrative functions. In addition, the Company expected to terminate the services of 236 temporary employees and contractors. The charge also included $2.7 million of cash and non-cash write-offs for facility-related assets associated with facilities primarily located in Roy, Utah and $0.7 million of cancellation charges related to pre-paid marketing costs, primarily tradeshows. As a result of individuals voluntarily leaving the Company during the period of the layoffs, the Company terminated fewer regular employees than originally identified. The Company ultimately terminated the employment of 343 regular employees. However, the lower severance and benefits costs of $0.7 million were more than offset by higher than expected facility costs of $4.5 million.

The foregoing decreases were partially offset by a $10.8 million increase in bad debt expense primarily as a result of a deterioration of trade receivable agings in Europe and reserves for specific customer accounts. The European trade receivable agings began deteriorating in the beginning of the fourth quarter of 1999 when the European collections manager left the Company. At December 31, 1999, the Company had $8.8 million in trade receivables in excess of 180 days past due compared to $3.2 million at December 31, 1998.

The reserves for specific customer accounts included $3 million of reserves for collection problems with a large European customer and $2 million of reserves for collection problems with a U.S. customer. The $2 million bad debt provision for the U.S. customer was recorded in the fourth quarter of 1999 and fully reserved the customer's outstanding trade receivables balance at December 31, 1999. The reserve was recorded as a result of the customer missing payments during the fourth quarter and confirmation by the Company during the fourth quarter that the customer was experiencing serious cash flow problems.

In connection with the European customer, the Company recorded a specific bad debt provision of approximately $1 million in the second quarter of 1999 due to the customer missing agreed upon payments, which represented a partial reserve on the outstanding receivable balance. In the third quarter of 1999, the Company accrued an additional $1 million to increase the partial reserve on the customer's outstanding receivable balance as a result of further collection problems. In the fourth quarter of 1999, the customer made no payments on its account. Therefore, the Company provided an additional $1 million in bad debt reserves to fully reserve the customer's trade receivables balance at December 31, 1999.

Research and Development Expenses.  Research and development expenses of $76.5 million for 1999 decreased by $25.0 million, or 24.6%, when compared to 1998, and decreased as a percentage of sales to 5.0% in 1999, from 6.0% in 1998. This decrease was primarily the result of decreased spending on Clik! development and the discontinuance of a next generation Jaz product during 1999. In 1998, the Company had significant expenditures relating to Clik! which began shipping in December 1998.

Restructuring Charges

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Of the $65.8 million, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the 1999 financial statements. The $14.1 million charge was composed of

$6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was recorded separately in the financial statements.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999, of which $2 million was reversed in the fourth quarter of 1999, and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

Second Quarter 1999 Restructuring Actions—1999 Activity/Changes in Reserves.  During the second quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the financial statements. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company's facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charge was comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company's operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company estimated that annual cost savings may approximate $40 million when these actions have been fully implemented. The savings are primarily a result of reductions in salaries, rent and depreciation. However, it was also anticipated that these savings would be offset by increased spending in other areas such as advertising.

The second quarter 1999 restructuring reserves originally totaled $41.9 million of which $2 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $18.2 million are included in the Company's balance sheet as of December 31, 1999, in inventory reserves, fixed asset reserves and liabilities. Utilization of the second quarter 1999 restructuring reserves during the year ended December 31, 1999 is summarized below:

		Utilized
	Original Charge				Balance 12/31/99
		Non-Cash	Cash	Reversals
	(In thousands)
Second Quarter 1999
Restructuring Actions:
Discontinued Products/Projects:
Manufacturing equipment/tooling(a)	$12,150	$(4,451)	$—	$—	$7,699
Inventory(a)	4,620	(3,864)	—	—	756
Purchase commitments(b)	3,440	—	(2,723)	—	717

	20,210	(8,315)	(2,723)	—	9,172

Severance and benefits(b)	9,700	—	(6,106)	(2,000)	1,594

Leasehold improvements/furniture(a)	4,300	(1,204)	—	—	3,096

Lease terminations(b)	3,000	—	(632)	—	2,368

France/Scotland Consolidation:
Contract obligations(b)(c)	2,610	(110)	(974)	—	1,526
Severance and benefits(b)	984	—	(944)	—	40
Lease cancellations(b)	399	(9)	(221)	—	169
Leasehold improvements/furniture(a)	338	(121)	—	—	217
Other exit costs(a)	368	(239)	(94)	—	35

	4,699	(479)	(2,233)	—	1,987

	$41,909	$(9,998)	$(11,694)	$(2,000)	$18,217

Balance Sheet Breakout:
Inventory reserves(a)	$4,620	$(3,864)	$—	$—	$756
Fixed asset reserves(a)	16,788	(5,776)	—	—	11,012
Liabilities(b)	20,501	(358)	(11,694)	(2,000)	6,449

	$41,909	$(9,998)	$(11,694)	$(2,000)	$18,217

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.

At December 31, 1999, the Company had terminated all employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the restructuring actions.

The majority of the manufacturing equipment/tooling associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it has taken longer than expected to dispose of these assets. These fixed assets have not been utilized since the restructuring actions were announced.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter 1999 restructuring actions. The Company pays severance on a continuous basis as opposed to a lump sum payment. Several of the employees in California were offered retention packages requiring them to continue to work for the Company into the third or fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. The retention packages were offered to individuals at all levels of development and administrative functions necessary to transfer product and process knowledge to Roy, Utah and close down the facilities in Milpitas and San Diego, California. These retention costs totaled $0.6 million and were included in the severance charge. Through December 31, 1999, the Company had terminated 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah, sales personnel located in Paris, France and product development employees located in Scotland. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated, which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999.

The Milpitas and San Diego facilities, each of which consisted of multiple leased properties, were vacated during the third quarter of 1999. The related leasehold improvements and furniture were no longer utilized after the facilities were vacated. Depreciation and rent were charged to normal operations until the facilities were vacated.

At December 31, 1999, the Company expected most of the remaining restructuring reserves to be utilized by the end of the first quarter of 2000, with the remainder being completed in the second and third quarters of 2000. The contract obligations in France remain under dispute and therefore have not been settled.

Second Half 1999 Restructuring Actions—1999 Activity/Changes in Reserves.  During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the financial statements. An additional charge of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory, a $2.1 million charge for a write-off of intangibles and exit costs including contract obligations associated with service contracts associated with the Avranches operations.  The $2.1 million write-off of intangibles represented the unamortized amount of the original $2.3 million associated with other Nomai products. See Note 2 to the consolidated financial statements for more information. The second half restructuring charges also included reserves of $11.5 million of inventory and fixed asset reserves associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit accruals associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company did not anticipate material ongoing cost savings from the second half restructuring actions.

The second half 1999 restructuring reserves originally totaled $25.9 million. Remaining restructuring reserves in the amount of $13.6 million are included in the Company's balance sheet as of December 31 1999, in liabilities, fixed asset reserves, inventory reserves, other prepaids and trade receivables. Utilization of the second half 1999 restructuring reserves during the year ended December 31, 1999 is summarized below:

		Utilized
	Original Charges			Balance 12/31/99
		Cash	Non-Cash
	(In thousands)
Second Half 199
Restructuring Actions:
Manufacturing Cessation—Avranches, France:
Equipment and fixtures(a)	$2,845	$—	$—	$2,845
Inventory(a)	228	—	—	228
Trade receivables(a)	287	—	(240)	47
Other commitments(b)(c)	1,359	—	—	1,359
Contract obligations(b)	1,581	—	—	1,581
Intangibles(a)	2,065	—	(2,065)	—
Other prepaid assets(a)	1,091	—	(1,091)	—
Severance and benefits(b)	3,891	(138)	—	3,753

	13,347	(138)	(3,396)	9,813

Clik! Product Streamlining:
Inventory(a)	3,344	—	(3,344)	—
Manufacturing equipment(a)	3,700	—	(1,579)	2,121
Purchase commitments(b)	4,448	(2,940)	—	1,508

	11,492	(2,940)	(4,923)	3,629

Longmont, Colorado:
Severance and benefits(b)	425	(300)	—	125
Prepaid royalties/development(a)	600	—	(600)	—

	1,025	(300)	(600)	125

	$25,864	$(3,378)	$(8,919)	$13,567

Balance Sheet Breakout:
Liabilities(b)	$11,704	$(3,378)	$—	$8,326
Fixed asset reserves(a)	6,545	—	(1,579)	4,966
Inventory reserves(a)	3,572	—	(3,344)	228
Other prepaids/trade receivables(a)	4,043	—	(3,996)	47

	$25,864	$(3,378)	$(8,919)	$13,567

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

Operations ceased in Avranches, France during October 1999. As of December 31, 1999, the Company ceased all operations, ceased utilization of all facilities and fixed assets and terminated all employees except for a few employees necessary to wind up the Company's affairs.

In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of 140 employees.

The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in Avranches, France will take longer to utilize. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges. For example, the Company has been informally notified of a tax audit to be conducted in France during the first half of 2001. The audit will cover payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

In connection with the discontinuance of the Clik! Mobile drives, the Company intended to build out the remaining inventory associated with the Clik! digital camera bundle model and sell the inventory through the first quarter of 2000 and discontinue production and marketing of all other Clik! Mobile drive models. In the fourth quarter of 1999, the Company had to abandon its plans to sell its Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. This resulted in a $6.0 million non-restructuring charge in the fourth quarter of 1999.

At December 31, 1999, the Company expected that the majority of the restructuring reserves associated with the United States restructuring actions would be utilized by the end of June 2000, with the remainder being utilized in the third quarter of 2000.

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

Interest and Other Income and Expense.  The Company recorded interest income of $6.4 million in 1999, as compared to $4.2 million in 1998, due to increased available cash, cash equivalent and temporary investment balances in 1999. Interest expense was $7.2 million in 1999, as compared to $10.2 million in 1998. The decrease in interest expense was due to the Company paying off (on March 31, 1999) a series of subordinated notes with Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Company's Board of Directors, under which the Company borrowed $40 million.

Also included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

Income Taxes.  For 1999, the Company recorded an income tax provision of $32.2 million, reflecting an income tax benefit of $46.3 million on a pre-tax loss of $71.3 million, offset by a $78.5 million increase in the valuation allowance for net deferred tax assets. This compares to an income tax benefit of $29.2 million in 1998, reflecting an income tax benefit of $38.7 million on a pre-tax loss of $83.4 million, reduced by a $9.5 million increase in the valuation allowance for net deferred tax assets.

The 1999 benefit of $46.3 million, excluding the $78.5 million increase in the valuation allowance, differs by $21.4 million from the benefit of $24.9 million computed by applying the federal statutory rate of 35% to the 1999 pre-tax loss of $71.3 million, due to the tax effect of state income taxes, other tax deductible permanent items and lower taxes on unremitted foreign earnings considered to be permanently invested through the third quarter of 1999.

In the third quarter of 1999, the Company fully reserved its net deferred tax assets primarily because of the cumulative net operating losses for 1998 and the first three quarters of 1999. A portion of this valuation allowance was reversed in the fourth quarter of 1999 as net deferred tax assets were reduced in the fourth quarter of 1999. The $78.5 million increase in the valuation allowance during 1999 was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

At December 31, 1999, the Company had total deferred tax assets of $125.4 million related to foreign and domestic operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards. At December 31, 1999, the total deferred tax assets were reduced by deferred tax liabilities of $37.4 million and by a valuation allowance of $88.0 million.

As of December 31, 1999, the Company had $20.7 million of deferred tax assets related to foreign net operating loss carryforwards, which reflected the tax benefit of $48.6 million in future tax deductions, for which the Company had established a full valuation allowance. These carryforwards expire at various dates beginning in 2004.

As of December 31, 1999, the Company had $18.7 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the tax benefit of $47.9 million in future tax deductions, for which the Company has established a full valuation allowance. These carryforwards expire at various dates beginning in 2020.

Additionally, as of December 31, 1999, the Company had $48.6 million of deferred tax assets net of deferred tax liabilities, which reflected the benefit of $124.6 million in future domestic tax deductions, for which the Company had established a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash, cash equivalents and temporary investments of $377.9 million compared to $210.9 million at December 31, 1999, an increase of $167.0 million, or 79.2%. The increase of $167.0 million of cash, cash equivalents and temporary investments in 2000 compares to an increase of $120.6 million in 1999.

At December 31, 2000, $199.2 million of cash, cash equivalents and temporary investments were on deposit in the United States, compared to $179.5 million at December 31, 1999. At December 31, 2000, $178.7 million of cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $31.4 million at December 31, 1999. Deferred tax liabilities for estimated U.S. federal and state taxes of $55.4 million and $27.2 million as of December 31, 2000 and 1999, respectively, have been accrued on unremitted foreign earnings of $142.0 million and $69.7 million as of December 31, 2000 and 1999, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112 million which are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million.

Working capital of $390.2 million increased by $194.8 million from $195.4 million at December 31, 1999. The increase in working capital in 2000 reflected primarily cash balances which increased $167.0 million and deferred income taxes which increased $43.5 million. The Company's ratio of current assets to current liabilities increased to 2.3 to 1 at the end of 2000, compared to 1.6 to 1 at the end of 1999.

The decrease in trade receivables was due primarily to lower sales in fourth quarter 2000 versus fourth quarter 1999, the timing of sales and collections during the respective periods and a decrease in the days sales outstanding ("DSO") from 39 days in the fourth quarter in 1999 to 38 days in the fourth quarter of 2000. The decrease in income taxes receivables was due primarily to the receipt of domestic tax refunds in the second quarter of 2000. The decrease in accounts payable was due primarily to timing of inventory receipts and related payments to vendors resulting from lower 2000 fourth quarter sales. The decrease in other current liabilities was due to a combination of decreases in purchase commitments, deferred revenue, accrued restructuring charges and accrued warranty that were partially offset by increases in accrued payroll and bonus and accrued advertising.

During 2000, cash provided from operating activities amounted to $249.7 million compared with $216.5 million in 1999. Cash provided from operating activities in 2000 was derived mainly from net income and non-cash charges while cash provided from operating activities in 1999 was derived mainly from changes in assets and liabilities. Cash provided from operating activities in 2000 was used in part to purchase property, plant and equipment of $28.9 million, for repayment of notes payable and lease obligations of $49.8 million and to purchase $7.2 million of the Company's Common Stock.

The current and long-term portions of capitalized lease obligations at December 31, 2000 totaled approximately $2.5 million. The Company had no outstanding notes payable or other long-term debt at December 31, 2000.

The Company cancelled its Credit Facility in May 2000, two months prior to the Credit Facility's scheduled expiration date of July 14, 2000. During the fourth quarter of 2000, the Company redeemed its $45.5 million of convertible subordinated notes.

On September 8, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of the Company's Common Stock from time to time on the open market or in privately negotiated transactions. Any repurchase of shares is expected to be funded using the Company's available working capital. During 2000, the Company repurchased 1,498,100 shares for approximately $7.2 million.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flow from operations and future sources of available financing, will be sufficient to fund the Company's anticipated working capital requirements, capital expenditures and stock repurchase program during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company's future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company's products, the availability of critical components, the progress of the Company's product development efforts and the continued success of the Company in managing its inventory, trade receivables and accounts payable.

FISCAL 2001 CALENDAR

Under the Company's fiscal calendar, quarters for 2001 will end on the following dates compared to the corresponding dates for 2000:

	2001	2000
Q1	April 1	March 26
Q2	July 1	June 25
Q3	September 30	September 24
Q4	December 31	December 31

Management believes the 2001 calendar better aligns the Company's fiscal quarters with its customer's fiscal quarters. Under the calendar for fiscal 2001, the first quarter of 2001 will have 5 more days than the first quarter of 2000 and the fourth quarter of 2001 will have 6 less days than the fourth quarter of 2000. The Company plans to continue its practice of releasing earnings on the third Thursday following quarter end.

OTHER MATTERS

In connection with a review of the Company's periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff has also questioned aspects of the Company's accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

In particular, the staff has questioned whether: (a) in connection with the Nomai acquisition, approximately $9.5 million of the acquisition cost should have been recorded as post-acquisition expenses, rather than as goodwill; (b) any remaining unamortized goodwill relating to the Nomai acquisition should have been written off in the third quarter of 1999 when the Company decided to cease manufacturing at the Nomai facilities in Avranches, France (the amount of unamortized goodwill reported by the Company at the end of the third quarter of 1999 was $28 million); and (c) the Company had in place a sufficiently detailed plan to support the restructuring charges which amounted to $41.9 million and $25.9 million in the second quarter and second half of 1999, respectively.

The Company's management believes that the Company's accounting for each of these matters, which is described in Notes 1, 2 and 4 to the consolidated financial statements, is in accordance with generally accepted accounting principles and applicable accounting literature. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition, the subsequent evaluation of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company's current financial condition or future results of operations.

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

The Company adopted SFAS 133 on January 1, 2001. As discussed in more detail in the section entitled "Disclosures about Market Risk", the Company's only activity that falls under SFAS 133 is the Company's hedging of its foreign currency denominated balance sheet exposure. The Company typically enters into its foreign exchange forward contracts a few days before its quarter ends, therefore, the change in value in the contracts that must be recognized in the financial statements is, under normal circumstances, immaterial. When the Company adopts SFAS 133, the change in value in the foreign exchange forward contracts will be recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur, which is the Company's current accounting treatment. Therefore, SFAS 133 will not have a material impact on the Company's results of operations, financial position or liquidity.

During the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provided guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of this pronouncement did not have a material impact on the Company's results of operations, financial position or liquidity.

During 2000, the Company also adopted the Emerging Issues Task Force issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which discusses the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The adoption of this pronouncement did not have a material impact on the Company's results of operations.

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

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip, Jaz and PocketZip disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip, Jaz and PocketZip drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company's drive products without infringing the Company's proprietary rights or for any other reason, the Company's sales would be adversely affected, and its results of operations would be disproportionately adversely affected.

Sales of Zip products have accounted for a significant majority of the Company's revenues since 1996. However, these sales may not be indicative of the long-term demand for Zip products, and in 2000, Zip revenues decreased approximately 18% from 1999. Accordingly, historic sales levels should not be assumed to be an indication of future sales levels. Shipments of Zip drives to OEM customers accounted for approximately 43% of total Zip drive shipments in 2000, compared to 51% in 1999. The level of future shipments of Zip drives to OEM customers will depend in great part on the Company's ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of replacement products entering the market and changing customer requirements. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform, and involves maintaining the size of the product's infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company's business strategy for Iomega CD-RW is different from its strategy for its other products because the drive does not use proprietary media and thus has lower overall margins. With the low margins, and new product introductions, the Company has to closely monitor its sales channels, advertising and other marketing expenses to still sell the product profitably. The CD-RW drive market is very competitive and includes several established participants. In light of the competitive marketplace for this product, and the lower margins, the Company is at risk that it will not be able to sell this product profitably.

The Company's PocketZip products represent the Company's first products targeted to portable consumer electronics manufacturers in addition to the personal computer markets. The Company does not have prior experience in consumer electronics channels and, accordingly, there are additional risks that the PocketZip products will not achieve significant market presence or otherwise be successful. The Company has taken charges totaling $55.6 million in 1999 and $7 million in 2000 related to the net realizable value of inventory and equipment associated with the Clik! platform. Although the Company is making significant efforts to develop applications for the PocketZip platform, particularly in the digital audio market, and believes the products have potential in the enterprise and OEM markets, there is no assurance the Company will not be required to take additional charges associated with the PocketZip platform in the future. During the third quarter of 2000, the Company introduced its own digital audio player, named HipZip. Market acceptance of PocketZip products as a storage solution for digital audio players, digital cameras and other electronic devices is dependent upon obtaining a significant market presence and continuing to increase OEM relationships with manufacturers, who produce digital devices incorporating built-in PocketZip drives.

The Company has entered into other arrangements under which the Company will purchase products from other businesses and market those products under the Iomega name. Examples of this strategy include Microdrive, CompactFlash and SmartMedia all announced since the beginning of the fourth quarter of 2000. These products are subject to many of the same risks described above with respect to Iomega CD-RW products.

With the introduction of several new products such as HipZip, FotoShow and various software products, the Company has expanded into new markets and channels such as digital audio players, digital photo storage/display, and packaged software in which the Company does not have any prior experience. The Company faces additional risks that these new or other future products will not achieve significant market presence or otherwise be successful. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner.

The Company has announced the new Peerless drive system, the development of which is still ongoing. In addition to the other risks described herein which relate to all of the Company's products, the risks relating to Peerless include the following: development of the product involves the implementation of several new technologies; the Company's dependency upon a third party for some of the key technology to be used in the product; and the fact that a number of the potential market applications for Peerless are new. There can be no assurance that the Company will successfully complete the development of Peerless as scheduled or that Peerless will achieve significant market presence or otherwise be successful.

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income and cash flow. For example, the fourth quarter is traditionally a seasonally strong quarter for the Company, and during the fourth quarter of 2000, the Company increased its advertising and marketing expenditures in an effort to increase sales. However, sales decreased unexpectedly and operating results were negatively impacted by the incremental advertising expenditures.

The Company's future operating results are subject to risks associated with deteriorating general economic conditions and declining consumer confidence. A decrease in consumer spending could have a direct impact on the Company's revenues.

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

The Company's business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers could represent a business risk that the loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. If changes in purchase volume or customer relationships resulted in decreased OEM demand for the Company's drives, whether by loss of or delays in orders, the Company's financial condition or operating results could be adversely affected.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. The Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company's products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; and decreasing defect rates. This is particularly true for the Company's OEM business, as OEM customers are particularly price sensitive. The Company's ability to reduce manufacturing costs may be adversely affected if the lower sales volumes reported by the Company result in less favorable pricing for components purchased from third parties.

In addition, the Company faces development, manufacturing, and demand risks with regard to recently introduced products and to future products. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in anticipating and ramping to volume production of new or enhanced products. The factors described above relating to Zip, Jaz, Iomega CD-RW and PocketZip products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future.

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

The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Also, many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In particular, media used in Zip 250MB disks and PocketZip disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments, media used in Jaz disks is obtained exclusively from HMT Technology, motors used in Jaz and PocketZip drives are obtained exclusively from Nidec Corporation, head stack assemblies ("HSAs") used in Jaz drives are obtained exclusively from Read Rite International, HSAs used in Zip notebook and PocketZip drives are obtained exclusively from SAE Magnetics and disk enclosures used in PocketZip disks are obtained exclusively from J.E.B. Engineering Design, Ltd. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could: prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company's material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The purchase orders under which the Company buys many of its components generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand. Any misestimate of demand could result in either insufficient or excess capacity and/or purchase commitments.

The Company has experienced difficulties in hiring and retaining employees, due in part to the Company's financial performance and restructuring actions in 1999 and 1998. The Company's success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. Many members of the Company's senior management team have been serving in their current positions for only a short period of time, including Bruce R. Albertson, who joined the Company as President and Chief Operating Officer in November 1999 and assumed the role of President and Chief Executive Officer in January 2000. The Company's success will depend in part on its ability to attract and retain highly skilled personnel and on the success of the Company's senior management team in learning to work effectively as a team.

During the 1999 third quarter, the Company announced plans to cease manufacturing operations in Avranches, France and ceased operations shortly thereafter. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges. The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

Significant portions of the Company's revenues are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company has also experienced significant turnover in its international management, and the managing directors for both the Asia Pacific and European operations have been in their present positions less than six months. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Quantitative and Qualitative Disclosures About Market Risk" below). In addition, the Company is continuing to assess potential issues relating to the adoption of the Euro, and is contemplating actions such as invoicing customers in their local currency instead of the U.S. dollar.

The Company intends to continue expanding its international operations into Latin America during 2001. This will require the Company to add additional infrastructure in Latin America resulting in an increase in operating expenses that will not necessarily be offset by an increase in revenue or gross margins. In addition, the Latin America economy is not as mature as the economy in the countries that the Company currently does business. This could result in an increased exposure associated with the collectability of customer accounts.

On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program ("Exchange Program"), pursuant to which the Company has granted approximately 1.1 million new stock options at an exercise price of $3.59 in exchange for approximately 1.8 million previously outstanding stock options which had exercise prices above $3.59. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $4.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage an increasingly complex business, transportation issues, product and component pricing, changes in analysts' earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company's products, intellectual property rights, litigation, general economic conditions, changes or slowdowns in overall market demand for personal computer products and other consumer products which utilize the Company's products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks. The Company cancelled its $75 million credit facility in May 2000 and redeemed its convertible subordinated notes in October 2000 and did not have any significant debt outstanding at December 31, 2000. Should the Company need to borrow funds in the future, it would be subject to interest rate risks. The Company is also subject to interest rate risks on its current cash balances.

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company's functional currency is the U.S. dollar. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company experienced a loss related to the fixing of the currency. The Company has recognized this loss in other expense for the year ended December 31, 1998. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

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

The fair value of the Corporation's forward contracts is subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10%

adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of December 31, 2000, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in the Financial Statements and Supplementary Data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The following table lists each member of the Board of Directors and information about his principal occupation or employment.

Director	Principal Occupation or Employment
David J. Dunn	Chairman of the Board, Iomega Corporation; Managing Partner, Idanta Partners Ltd. (a venture capital firm)
Bruce R. Albertson	President and Chief Executive Officer, Iomega Corporation
Robert P. Berkowitz	Private Investor
Werner T. Heid	Executive Vice President, InFocus Corporation (a manufacturer of digital projectors, technologies and services)
Jonathan S. Huberman	Partner, Idanta Partners Ltd. (a venture capital firm)
John R. Myers	Chairman and Chief Executive Officer, Tru-Circle Corporation (an aerospace industry supplier)
John E. Nolan, Esq.	Partner, Steptoe and Johnson LLP (a law firm)
John M. Seidl	Chairman, MyHomeKey.com (an Internet-based home management services company); Chairman, Language Line Services, Inc. (a provider of interpretation and translation services)
James E. Sierk	Private Consultant

The other information required by this item appears in the sections of the Company's Proxy Statement for its 2001 annual meeting of stockholders entitled "ITEM TWO—ELECTION OF DIRECTORS" and "—STOCK OWNERSHIP INFORMATION—Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference, and in Part I of this Annual Report on Form 10-K under the heading "EXECUTIVE OFFICERS OF THE COMPANY."

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item appears in the sections of the Company's Proxy Statement for its 2001 annual meeting of stockholders entitled "ITEM TWO—ELECTION OF DIRECTORS—DIRECTOR COMPENSATION", "—EXECUTIVE COMPENSATION" and "—Compensation Committee Interlocks and Insider Participation" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required by this item is contained in the section of the Company's Proxy Statement for its 2001 annual meeting of stockholders entitled "ITEM TWO—ELECTION OF DIRECTORS—STOCK OWNERSHIP INFORMATION—Ownership by Management and Principal Shareholders", which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is contained in the sections of the Company's Proxy Statement for its 2001 annual meeting of stockholders entitled "ITEM TWO—ELECTION OF DIRECTORS—EXECUTIVE COMPENSATION—Employment and Severance Agreements", which section is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

  (a)
  Documents Filed with Report:

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

    (3)
    Exhibits

      The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2000.

IOMEGA CORPORATION

FORM 10-K

ITEMS 8, 14(a) AND 14(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iomega Corporation:

We have audited the accompanying consolidated balance sheets of Iomega Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iomega Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP
Salt Lake City, Utah January 17, 2001

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$255,572	$172,706
Temporary investments	122,347	38,209
Trade receivables, less allowance for doubtful accounts of $8,858 and $15,908, respectively	139,461	175,511
Inventories	102,497	103,019
Income taxes receivable	3,758	19,910
Deferred income taxes	43,471	—
Other current assets	15,301	21,585

Total current assets	682,407	530,940

Property, plant and equipment, at cost:
Machinery and equipment	245,064	278,389
Buildings	19,044	19,044
Leasehold improvements	35,536	35,767
Furniture and fixtures	17,055	21,716
Construction in process	585	10,120

	317,284	365,036
Less: Accumulated depreciation and amortization	(215,695)	(227,336)

	101,589	137,700

Intangibles, net	29,293	31,743

Other assets	2,150	2,848

	$815,439	$703,231

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	December 31, 2000	December 31, 1999
Current liabilities:
Current portion of notes payable	$—	$1,569
Accounts payable	108,168	135,615
Accrued payroll, vacation and bonus	21,020	13,189
Margin on deferred revenue	16,776	25,254
Accrued advertising	53,557	36,971
Accrued warranty	13,315	17,211
Accrued restructuring charges	4,001	17,843
Other accrued liabilities	73,066	83,947
Current portion of capitalized lease obligations	2,311	3,973

Total current liabilities	292,214	335,572

Capitalized lease obligations, net of current portion	210	1,366

Other long-term liabilities	3,791	—

Deferred income taxes	30,684	—

Convertible subordinated notes, 6.75%, due 2001	—	45,505

Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock; authorized 400,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value; authorized 400,000,000 shares; issued 272,350,584 and 270,831,769 shares, respectively	9,078	9,027
Additional paid-in capital	298,877	293,627
Less: 2,307,642 and 809,542 Common Stock treasury shares, respectively, at cost	(13,267)	(6,088)
Retained earnings	193,852	24,222

Total stockholders' equity	488,540	320,788

	$815,439	$703,231

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998
Sales	$1,300,184	$1,525,129	$1,694,385
Cost of sales(a)	810,500	1,169,630	1,271,451

Gross margin	489,684	355,499	422,934

Operating expenses:
Selling, general and administrative	290,333	286,860	385,863
Bad debt (credit) expense	(2,637)	5,201	441
Research and development	58,577	76,481	101,496
Restructuring (reversals) charges	(4,814)	51,699	—
Purchased in-process technology	—	—	11,100

Total operating expenses	341,459	420,241	498,900

Operating income (loss)	148,225	(64,742)	(75,966)
Interest income	21,907	6,414	4,239
Interest expense	(4,176)	(7,161)	(10,163)
Other expense	(3,638)	(5,768)	(1,535)

Income (loss) before income taxes	162,318	(71,257)	(83,425)
Benefit (provision) for income taxes	7,312	(32,232)	29,203

Net income (loss)	$169,630	$(103,489)	$(54,222)

Net income (loss) per common share (Note 1):
Basic	$0.63	$(0.38)	$(0.20)

Diluted	$0.61	$(0.38)	$(0.20)

Weighted average common shares outstanding	270,548	269,294	265,286

Weighted average common shares outstanding—assuming dilution	279,988	269,294	265,286

(a)
Includes $14,074 of restructuring charges in 1999 (See Note 4).

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Deferred Compensation	Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balances at December 31, 1997	262,264,830	$8,741	$273,826	$(336)	$(6,099)	$181,933	$458,065
Sale of shares pursuant to exercise of stock options at an average price of $0.68 cash per share	5,659,417	188	3,687	—	—	—	3,875
Tax benefit from dispositions of employee stock	—	—	7,435	—	—	—	7,435
Amortization of deferred compensation	—	—	—	168	—	—	168
Forfeiture of deferred compensation	—	—	(168)	168	—	—	—
Purchase of 43,467 Common Shares at an average price of $10.70 cash per share	—	—	—	—	(465)	—	(465)
Conversion of convertible subordinated notes to Common Shares	5,670	—	28	—	—	—	28
Issuance of Common Shares under Employee Stock Purchase Plan	222,532	7	1,322	—	—	—	1,329
Issuance of Restricted Common Shares to Directors in lieu of compensation	33,647	1	132	—	—	—	133
Issuance of 63,135 Treasury Shares at an average price of $6.65 to a Director in lieu of compensation	—	—	(56)	—	476	—	420
Net loss	—	—	—	—	—	(54,222)	(54,222)

Balances at December 31, 1998	268,186,096	8,937	286,206	—	(6,088)	127,711	416,766
Sale of shares pursuant to exercise of stock options at an average price of $1.54 cash per share	2,287,411	78	3,498	—	—	—	3,576
Tax benefit from dispositions of employee stock	—	—	2,145	—	—	—	2,145
Conversion of convertible subordinated notes to Common Shares	30,378	1	149	—	—	—	150
Issuance of Common Shares under Employee Stock Purchase Plan	274,194	9	1,328	—	—	—	1,337
Issuance of Restricted Common Shares to Directors in lieu of fees	53,690	2	301	—	—	—	303
Net loss	—	—	—	—	—	(103,489)	(103,489)

Balances at December 31, 1999	270,831,769	9,027	293,627	—	(6,088)	24,222	320,788
Sale of shares pursuant to exercise of stock options at an average price of $2.37 cash per share	1,265,993	42	2,959	—	—	—	3,001
Purchase of 1,498,100 Common Shares at an average price of $4.79 cash per share	—	—	—	—	(7,179)	—	(7,179)
Tax benefit from dispositions of employee stock	—	—	1,447	—	—	—	1,447
Conversion of convertible subordinated notes to Common Shares	18,630	—	91	—	—	—	91
Issuance of Common Shares under Employee Stock Purchase Plan	208,185	7	638	—	—	—	645
Issuance of Restricted Common Shares to Directors in lieu of fees	26,007	2	115	—	—	—	117
Net income	—	—	—	—	—	169,630	169,630

Balances at December 31, 2000	272,350,584	$9,078	$298,877	$—	$(13,267)	$193,852	$488,540

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$169,630	$(103,489)	$(54,222)
Non-cash revenue and expense adjustments:
Depreciation and amortization	68,043	97,286	68,280
Purchased in-process technology	—	—	11,100
Deferred income tax (benefit) provision	(12,787)	44,924	(7,262)
Bad debt provision	(2,637)	5,846	(1,204)
Restructuring (reversals) charges	(1,517)	34,796	—
Tax benefit from dispositions of employee stock	1,447	2,145	7,435
Other	5,986	4,269	8,772

	228,165	85,777	32,899
Changes in assets and liabilities:
Trade receivables, net	38,687	43,362	47,155
Inventories	522	64,676	90,378
Other current assets	6,284	3,254	(6,594)
Accounts payable	(27,447)	(30,585)	(108,324)
Other current liabilities	(12,681)	44,982	(11,488)
Income taxes	16,152	5,064	(47,414)

Net cash provided by (used in) operating activities	249,682	216,530	(3,388)

Cash flows from investing activities:
Purchase of property, plant and equipment, net of lease proceeds	(28,913)	(46,814)	(94,775)
Purchase of Nomai S.A., net of cash acquired	—	—	(41,902)
Purchase of temporary investments	(227,002)	(38,209)	—
Sale of temporary investments	142,864	—	36,319
Purchase of SyQuest assets	—	(12,093)	—
Net change in other assets/liabilities	(549)	(90)	(2,943)

Net cash used in investing activities	(113,600)	(97,206)	(103,301)

Cash flows from financing activities:
Proceeds from sales of Common Stock	3,763	5,216	5,283
Proceeds from issuance of related party notes payable	—	—	40,000
Proceeds from issuance of notes payable and capital leases	—	3,532	80,000
Payments on notes payable and capitalized lease obligations	(49,800)	(45,639)	(87,778)
Purchase of Common Stock	(7,179)	—	(465)

Net cash (used in) provided by financing activities	(53,216)	(36,891)	37,040

Net change in cash and cash equivalents	82,866	82,433	(69,649)
Cash and cash equivalents at beginning of year	172,706	90,273	159,922

Cash and cash equivalents at end of year	$255,572	$172,706	$90,273

Supplemental schedule of non-cash investing and financing activities:
Property, plant and equipment financed under capitalized lease obligations	$—	$—	$2,675

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

The Company designs, manufactures and markets innovative personal and professional data management solutions, based on removable-media technology, for users of personal computers and consumer digital electronics devices. The Company's principal data management solutions include magnetic drives and disks marketed under the trademarks Zip®, Jaz®, and PocketZip™ (formerly Clik!™), and CD-RW drives marketed under the Iomega® CD-RW (formerly ZipCD™) and Predator™ trademarks. Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores and specialty computer stores. The Company sells its products to retail channels directly as well as indirectly through distributors. In addition to sales through these retail channels, the Company has marketing alliances with a variety of companies within the computer and consumer electronics industries. These alliances include original equipment manufacturers ("OEMs") and value added reseller arrangements that provide for certain of the Company's products to be incorporated in new computers and other systems at the time of purchase.

Sources of Supply

Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders that may not include guaranteed supply arrangements. Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on operating results.

Manufacturing Relationships

The Company uses independent parties to manufacture for the Company, on a contract basis, a portion of the Company's products or components. Not all of the Company's manufacturing relationships are covered by binding contracts and, even certain of the relationships subject to binding contracts, are subject to unilateral termination by the Company's manufacturing partner. Shortages resulting from a change in a manufacturing arrangement could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on operating results.

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

Revenue Recognition

The Company's customers include OEMs, end users, retailers and distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables in the accompanying consolidated balance sheets. The reserve for estimated returns totaled $9.8 million, $13.0 million and $14.1 million at December 31, 2000, 1999 and 1998, respectively.

In addition to reserves for estimated returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $16.8 million, $25.3 million and $29.8 million at December 31, 2000, 1999 and 1998, respectively, and is included in margin on deferred revenue in the accompanying consolidated balance sheets.

The Company sells software that is embedded or bundled with some of its drive products, as well as off-the-shelf software. Revenue from the software embedded or bundled with drive products, as well as off-the-shelf software, less reserves for returns, is generally recognized upon shipment to the customer. Software revenue recognition is also subject to price reduction and rebate reserves, and the deferred recognition of revenue on estimated excess inventory in the distribution and retail channels. The Company does not sell any multiple element software packages.

Price Protection and Volume Rebates

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates.

Reserves for volume rebates and price protection credits totaled $39.0 million, $37.8 million and $47.6 million at December 31, 2000, 1999 and 1998, respectively, and are netted against trade receivables in the accompanying consolidated balance sheets.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2000	1999
	(In thousands)
Raw materials	$25,462	$27,254
Work-in-process	4,740	7,958
Finished goods	64,648	59,414
Inventory associated with estimated returns	7,647	8,393

	$102,497	$103,019

Property, Plant and Equipment

When property is retired or otherwise disposed of, the book value of the property is removed from the asset and related accumulated depreciation and amortization accounts, and the net resulting gain or loss is included in the determination of income. Depreciation is included in cost of goods sold, research and development and general and administrative expenses determined by the nature of the asset and is provided based on the straight-line method over the following estimated useful lives of the property:

Machinery and equipment	2–5 years
Leasehold improvements	5 years
Furniture and fixtures	10 years
Buildings	25 years

Advertising

The Company expenses the cost of advertising the first time the advertising takes place, except cooperative advertising with distributors and retailers, which is accrued at the time of sale. For the years ended December 31, 2000, 1999 and 1998, advertising expenses totaled approximately $83.8 million, $76.5 million and $123.3 million, respectively.

Intangibles

Goodwill and other intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2000, the Company had approximately $17 million of unamortized enterprise goodwill arising from the acquisition of Nomai in the third quarter of 1998. The enterprise goodwill is related to the enhancement of the Company's Zip and Jaz disk intellectual property. The Company has concluded that should it experience a significant reduction in the Zip or Jaz product lines, an impairment triggering event will have occurred and the enterprise goodwill would need to be re-evaluated for asset impairment. Absent a significant reduction in Zip or Jaz product lines, no triggering effect would have occurred and the enterprise goodwill would continue to be amortized over a seven-year period.

At December 31, 2000, the Company had approximately $12 million of other intangible assets, primarily licensing agreements and intellectual property. The current estimated useful lives for the Company's other intangible assets range from three to seven years.

Accumulated amortization of goodwill and intangibles at December 31, 2000 was $17.3 million.

Warranty Costs

A one-year limited warranty is generally provided on the Company's Zip, Jaz, Iomega CD-RW and PocketZip drives, HipZip digital audio players and FotoShow digital image centers. Certain OEM customers have a three-year limited warranty on the Company's Zip drive. Prior to 1998, Zip and Jaz disks had a limited lifetime warranty. Beginning in 1998, Zip and Jaz disks carried a limited five-year warranty. PocketZip disks have a limited five-year warranty. In January 2001, the Company began shipping the Zip U250MB disk which has a limited 10-year warranty. The Company accrues for warranty costs based on estimated warranty return rates and costs to repair. Actual warranty costs are charged against this accrual.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2000 was determined under the assumption that the convertible subordinated notes were converted on January 1, 2000. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
December 31, 2000:
Basic EPS	$169,630	270,548	$0.63
Effect of options	—	1,968
Effect of convertible subordinated notes	2,449	7,472

Diluted EPS	$172,079	279,988	$0.61

December 31, 1999:
Basic EPS	$(103,489)	269,294	$(0.38)
Effect of options	—	—
Effect of convertible subordinated notes	—	—

Diluted EPS	$(103,489)	269,294	$(0.38)

December 31, 1998:
Basic EPS	$(54,222)	265,286	$(0.20)
Effect of options	—	—
Effect of convertible subordinated notes	—	—

Diluted EPS	$(54,222)	265,286	$(0.20)

For the years ended December 31, 1999 and 1998, stock options and convertible subordinated notes were not included in the calculation of Diluted EPS as their inclusion would have been antidilutive. For the years ended December 31, 2000, 1999 and 1998, there were outstanding options to purchase 2,438,702 shares, 11,484,149 shares and 6,028,501 shares, respectively, that had an exercise price greater than the average market price of the common shares for the four preceding quarters.

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

The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. If deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

In addition, the Company evaluates on a quarterly basis its ability to estimate its annual effective tax rate to determine whether it is required to utilize the "discrete method" to record quarterly tax provisions. The discrete method requires the Company to use its actual year-to-date tax rate at the end of each quarter as its estimated annual effective tax rate.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consisted primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates fair value.

Temporary Investments

Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at December 31, 2000 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper and corporate notes, bonds and paper. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Fair Value of Financial Instruments

The book value of all financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

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

The Company adopted SFAS 133 on January 1, 2001. The Company's only activity that falls under SFAS 133 is the Company's hedging of its foreign currency denominated balance sheet exposure. The Company typically enters into its foreign exchange forward contracts a few days before its quarter ends, therefore, the change in value in the contracts that must be recognized in the financial statements is, under normal circumstances, immaterial. When the Company adopts SFAS 133, the change in value in the foreign exchange forward contracts will be recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur, which is the Company's current accounting treatment. Therefore, SFAS 133 will not have a material impact on the Company's results of operations, financial position or liquidity.

During the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provided guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of this pronouncement did not have a material impact on the Company's results of operations, financial position or liquidity.

During 2000, the Company also adopted the Emerging Issues Task Force issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which discusses the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The adoption of this pronouncement did not have a material impact on the Company's results of operations.

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements and notes to consolidated financial statements to conform to the current year's presentation.

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

The transaction was accounted for as a purchase. The total purchase price included $18.8 million in tangible assets and $20.9 million in assumed liabilities. The excess purchase price over the estimated fair value of net liabilities of $2.1 million was allocated, based upon an independent third-party valuation, to intangibles of approximately $36 million and purchased in-process technology of $11.1 million.

Intangibles consisting of goodwill, patents and other miscellaneous intangible assets of approximately $36 million arising from the acquisition are being amortized on a straight-line basis over seven years. The intangibles included $5.3 million in acquired developed technology consisting of $3.0 million of certain non-infringing technology owned by Nomai and used in the manufacture of disk products that Nomai claimed to be compatible with the Company's Zip and Jaz drives and $2.3 million of certain technology related to other Nomai products. Goodwill was increased by $2.4 million in the fourth quarter of 1998 following the Company's receipt of additional information related to the original valuation of fixed assets, inventory and other miscellaneous assets and liabilities in the fourth quarter. As part of the 1999 second half restructuring actions, $2.1 million of intangibles representing the unamortized amount of the original $2.3 million associated with other Nomai products was written off. In the third quarter of 2000, goodwill was reduced by approximately $3.3 million for funds received from an escrow fund established at the time of purchase for undisclosed liabilities.

Upon completion of the Nomai acquisition, the Company immediately expensed $11.1 million representing purchased in-process technology that had not yet reached technological feasibility or been commercialized and had no alternative future use. The value assigned to purchased in-process technology, based on the income method prepared by an independent third party, was determined by identifying research projects in areas for which technological feasibility had not been established. These projects included a 2GB Design Drive and Cartridge, DVD and CD-RW interface technology and servo writer technology. The Company believes that the estimated in-process technology amounts so determined represented fair value and did not exceed the amount a third party would pay for the projects.

Valuation of In-Process Technology.  In determining the value of in-process technology, the Company considered estimated time to bring the technology to market and estimated cash flows associated with revenue and expenses as described below. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Iomega may not realize the financial benefits expected from the projects.

Revenue growth rates for Nomai were estimated based on a forecast prepared by management of the Company, which took into account input from finance, marketing and engineering representatives of the Company and Nomai. The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to purchased in-progress technologies was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the in-process technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were generated for the in-process technology products. The valuation included estimated revenues for the in-process technologies of approximately $100 million commencing in 1999 and ramping to $144 million in 2000 before declining through 2003 as new technologies were expected to be introduced by the Company. Revenue growth from in-process technologies was projected to be approximately 42% in 2000, and was negative for the remainder of the projection period.

Operating expenses used in the valuation analysis of Nomai included (i) cost of goods sold, (ii) selling, general and administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on historical results and discussions with management of the Company regarding anticipated cost savings. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were expected to decrease after the acquisitions. Cost of goods sold and selling, general and administrative expenses, expressed as a percentage of revenue, for the in-process technologies identified in the valuation were estimated to range from 94.9 percent down to 83.8 percent for fiscal years 1999 through 2003. Cost of goods sold was estimated to be $79 million, $98 million, $92 million, $84 million and $46 million for the years 1999 through 2003 respectively. Selling, general and administrative costs were projected to be $17 million, $25 million, $24 million, $21 million and $11 million for the years 1999 through 2003, respectively. Research and development ("R&D") expenses consist of the costs associated with activities undertaken to develop new technology and to keep products responsive to market demands. The R&D expense was estimated to be approximately 3 percent of revenues throughout the projection period with an estimated ten percent of total R&D related to maintenance research and development. Research and development costs-to-complete the in-process technology projects were estimated at approximately $1.5 million in 1998 and $1.5 million in 1999.

The effective income tax rate utilized in the analysis of the Nomai in-process technology was 35 percent throughout the valuation period. The 35 percent reflects the Company's estimated combined federal and state statutory income tax rate, exclusive of nonrecurring charges, and its estimated income tax rate, as provided by management of the Company, in future years. The discount rate selected for the in-process technology was 26 percent. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model (CAPM). The discount rate utilized for the in-process technology was significantly higher than Iomega's WACC due to the risk of realizing cash flows in products that had yet to reach technological feasibility.

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

2GB Design Drive and Cartridge.  This product, which had been in development for approximately two years at the acquisition date, was a next-generation high-capacity removable data storage device utilizing inductive heads and media. Substantial progress had been made related to the research and development of the 2GB Design Drive and Cartridge. The major achievements related to this product at June 30, 1998 included significant planning, designing and testing activities that were necessary to establish that the product could be produced to meet their design requirements, including features and technical performance. The primary remaining risks at the acquisition date were related to mechanical functionality and electrical compatibility issues with the cartridges and head interface that affected overall product reliability. The 2GB Design Drive was approximately 60 percent complete and was not expected to reach technological feasibility and a product release until the second half of 1999 at which time the Company was expected to begin generating economic benefits. At the acquisition date, costs to complete the research and development efforts of the project were expected to total approximately $1.0 million. During the second quarter of 1999, the drive development program that included the Nomai 2GB Design Drive and

Cartridge project was cancelled due to a determination as to the lack of commercial viability of the product under development.

DVD and CD-RW Interface Technology.  The DVD and CD-RW interface research and development project focused on developing an external interface to allow easy connectivity and differentiation from other DVD and CD-RW drives. Overall, substantial progress had been made related to the research and development of DVD and CD-RW interface at the acquisition date. The major achievements related to this product at June 30, 1998 included substantially all technical planning and designing activities. The primary risks remaining at June 30, 1998 were related to the successful development of a prototype and completion of all remaining designing and testing activities that are necessary to establish that the product could be produced to meet their design requirements, including features and technical performance. The CD-RW and DVD interface technology was approximately 25 percent complete at the time of the acquisition and costs to complete the related research and development efforts were expected to total approximately $0.5 million. The CD-RW interface had reached technological feasibility by the end of fiscal 2000.

Servowriter Technology.  At the acquisition date, the research and development related to the servo writer technology project was focused on reducing the time to transfer track following servo signals to magnetic media. Overall, initial progress had been made related to the research and development of the servo writer project at the acquisition date. The major achievements related to this project at June 30, 1998 included the development of functional and design specifications related to magnetic media transfer processing. The primary remaining risks at the acquisition date were related to the completion of remaining planning, design specifications, prototyping and testing activities. The Company anticipated that development related to this project would be completed in 1999, after which the Company expected to begin generating economic benefits from the value of the completed development associated with the in-process technology. The servo writer technology was approximately 20 percent complete at the time of the acquisition and costs to complete the research and development efforts related to the servo writer technology project were expected to total approximately $1.5 million. As of December 31, 2000, the servo writer technology project had not reached technological feasibility.

(3) INCOME TAXES

For 2000, the Company recorded an income tax benefit of $7.3 million, reflecting an income tax provision of $65.3 million on pre-tax income of $162.3 million, offset by a $72.6 million decrease in the valuation allowance for net deferred tax assets. This compares to an income tax provision of $32.2 million in 1999 reflecting an income tax benefit of $46.3 million on a pre-tax loss of $71.3 million, offset by a $78.5 million increase in the valuation allowance for net deferred tax assets. For 1998, the Company recorded an income tax benefit of $29.2 million in 1998, reflecting an income tax benefit of $38.7 million on a pre-tax loss of $83.4 million, reduced by a $9.5 million increase in the valuation allowance for net deferred tax assets.

Income (loss) before income taxes consisted of the following:

	December 31,
	2000	1999	1998
	(In thousands)
U.S.	$59,960	$(122,104)	$(74,120)
Non-U.S.	102,358	50,847	(9,305)

	$162,318	$(71,257)	$(83,425)

The income tax benefit (provision) consisted of the following:

	December 31,
	2000	1999	1998
	(In thousands)
Current Income Taxes:
U.S. Federal	$1,041	$24,112	$26,418
U.S. State	—	368	3,559
Non-U.S.	(4,352)	(3,562)	(497)

	(3,311)	20,918	29,480

Deferred Income Taxes:
U.S. Federal	(50,731)	12,736	(247)
U.S. State	(5,988)	1,456	(30)
Non-U.S.	(5,217)	11,147	9,525

	(61,936)	25,339	9,248

Total current and deferred income taxes	(65,247)	46,257	38,728
Decrease (increase) in valuation allowance	72,559	(78,489)	(9,525)

Benefit (provision) for income taxes	$7,312	$(32,232)	$29,203

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the benefit (provision) recorded by the Company are summarized as follows:

	December 31,
	2000	1999	1998
	(In thousands)
Benefit (provision) at U.S. statutory rate	$(56,811)	$24,940	$29,199
Permanent book/tax adjustment items	(235)	4,735	(5,424)
State income taxes, net of federal effect	(6,493)	2,850	3,337
Foreign income taxes	(4,352)	(4,647)	(5,929)
Unremitted foreign earnings taxed at less than U.S. rates	—	14,606	17,589
Foreign tax credits	4,352	4,496	—
Other	(1,708)	(723)	(44)

	(65,247)	46,257	38,728
Decrease (increase) in valuation allowance	72,559	(78,489)	(9,525)

Benefit (provision) for income taxes	$7,312	$(32,232)	$29,203

The 2000 provision of $65.3 million, excluding the $72.6 million decrease in the valuation allowance, differs by $8.5 million from the provision of $56.8 million computed by applying the federal statutory rate of 35% to the 2000 pre-tax income of $162.3 million, primarily due to the tax effect of state income taxes.

The $72.6 million decrease in the valuation allowance reflects a decrease in deferred tax assets of $35.0 million, an increase in deferred tax liabilities of $24.8 million and the determination that a valuation allowance was no longer required for net deferred tax assets of $12.8 million at December 31, 2000, related to domestic operations. A number of factors, including several consecutive quarters of consolidated and U.S. pre-tax profitability, led to a higher degree of confidence in the Company's ability to realize the net deferred tax assets of $12.8 million at December 31, 2000.

During the first two quarters of 2000, the Company utilized the "discrete method", as outlined in footnote 7 to paragraph 8 of Interpretation 18 to APB Opinion No. 28, to record its quarterly tax provisions. The discrete method requires the Company to use its actual year-to-date tax rate at the end of each quarter as its estimated annual effective tax rate. The discrete method was used during the first two quarters of 2000 because the Company concluded that it could not reasonably estimate an effective tax rate for the year 2000. The Company's expected 2000 pre-tax results and the extent, to which valuation allowances previously established would increase or decrease, depended on a number of different factors the impact of which was not predictable. At the end of the third quarter, based on a variety of factors including those discussed in the preceding paragraph, the Company concluded that it no longer needed to maintain a valuation allowance against its U.S. net deferred tax assets. Additionally, the Company concluded at the end of the third quarter that a reasonable estimate of the full year 2000 effective tax rate could be made. Accordingly, the Company changed its approach for recording income taxes from using the discrete method to using an estimated annual effective tax rate.

The 1999 benefit of $46.3 million, excluding the $78.5 million increase in the valuation allowance, differs by $21.4 million from the benefit of $24.9 million computed by applying the federal statutory rate of 35% to the 1999 pre-tax loss of $71.3 million, due to the tax effect of state income taxes, other tax deductible permanent items and lower taxes on unremitted foreign earnings considered to be permanently invested through the third quarter of 1999.

In the third quarter of 1999, the Company fully reserved its net deferred tax assets primarily because of the cumulative net operating losses for 1998 and the first three quarters of 1999. A portion of this valuation allowance was reversed in the fourth quarter of 1999 as net deferred tax assets were reduced in the fourth quarter of 1999. The $78.5 million increase in the valuation allowance during 1999 was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

The 1998 benefit of $38.7 million, excluding the $9.5 million increase in the valuation allowance, differs by $9.5 million from the benefit of $29.2 million computed by applying the federal statutory rate of 35% to the 1998 pre-tax loss of $83.4 million primarily due to lower taxes on unremitted foreign earnings considered to be permanently invested and the tax effect of state income taxes, offset in part by other non-deductible permanent items and a provision for foreign taxes. The $9.5 million valuation allowance was established for net deferred tax assets related to foreign net operating loss carryforwards because the realization of these deferred tax assets was dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2000	1999
	(In thousands)
Deferred tax assets:
Current assets:
Trade receivable reserves	$14,291	$15,318
Inventory reserves	5,493	12,051
Accrued expense reserves	23,501	33,933
Other	186	182

Total current deferred tax assets	43,471	61,484

Non-current assets:
Fixed asset reserves	3,804	8,618
Tax credit carryforwards	12,957	11,924
Accelerated depreciation	5,046	3,778
Foreign net operating loss carryforwards	15,455	20,672
U.S. net operating loss carryforwards	9,436	18,686
Other	241	199

Total non-current deferred tax assets	46,939	63,877

Total deferred tax assets	90,410	125,361

Deferred tax liabilities:
Non-current liabilities:
Nomai goodwill	(6,775)	(10,185)
Tax on unremitted foreign earnings	(55,393)	(27,162)

Total non-current deferred tax liabilities	(62,168)	(37,347)

Net deferred tax assets before valuation allowance	28,242	88,014
Valuation allowance	(15,455)	(88,014)

Net deferred tax assets	$12,787	$—

As reported on the balance sheet under current assets:
Total current deferred tax assets	$43,471	$61,484
Valuation allowance	—	(61,484)

Deferred income taxes	$43,471	$—

As reported on the balance sheet as non-current liabilities:
Total non-current deferred tax assets	46,939	63,877
Total non-current deferred tax liabilities	(62,168)	(37,347)
Valuation allowance	(15,455)	(26,530)

Deferred income taxes	$(30,684)	$—

At December 31, 2000, the Company had total deferred tax assets of $90.4 million related to foreign and domestic operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards. At December 31, 2000, the total deferred tax assets were reduced by deferred tax liabilities of $62.2 million and by a valuation allowance of $15.4 million.

The Company continues to maintain a full valuation allowance of $15.4 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $35.4 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down, and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

As of December 31, 2000, the Company had $12.8 million of deferred tax assets, net of deferred tax liabilities, including $9.4 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $24.1 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020.

The remaining $3.4 million of deferred tax assets, net of deferred tax liabilities, reflects the tax benefit of approximately $8.7 million in future domestic tax deductions.

U.S. taxes have not been provided for unremitted foreign earnings of $112 million. These earnings are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million.

Cash paid for income taxes was $6.6 million in 2000, $2.2 million in 1999 and $28.5 million in 1998. The Company also received tax refunds of approximately $22.0 million during 2000, $32.5 million during 1999 and $29.9 million during 1998.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by $1.4 million in 2000 and $2.1 million in 1999 and reduced taxes currently payable by $7.4 million in 1998. Such benefits were recorded as an increase to additional paid-in capital.

(4) RESTRUCTURING REVERSALS/CHARGES

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the accompanying 1999 financial statements. The $14.1 million charge was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately in the accompanying financial statements.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999, of which $2.0 million was reversed in the fourth quarter of 1999, and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

During 2000, the Company reversed $4.8 million of these restructuring charges as explained in more detail below.

Second Quarter 1999 Restructuring Actions—1999 Activity/Changes in Reserves.  During the second quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the financial statements. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company's facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charge was comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company's operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company estimated that annual cost savings may approximate $40 million when these actions have been fully implemented. The savings are primarily a result of reductions in salaries, rent and depreciation. However, it was also anticipated that these savings would be offset by increased spending in other areas such as advertising.

The second quarter 1999 restructuring reserves originally totaled $41.9 million of which $2 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $18.2 million are included in the Company's balance sheet as of December 31, 1999, in inventory reserves, fixed asset reserves and liabilities. Utilization of the second quarter 1999 restructuring reserves during the year ended December 31, 1999 is summarized below:

		Utilized
	Original Charge				Balance 12/31/99
		Non-Cash	Cash	Reversals
	(In thousands)
Second Quarter 1999
Restructuring Actions:
Discontinued Products/Projects:
Manufacturing equipment/tooling(a)	$12,150	$(4,451)	$—	$—	$7,699
Inventory(a)	4,620	(3,864)	—	—	756
Purchase commitments(b)	3,440	—	(2,723)	—	717

	20,210	(8,315)	(2,723)	—	9,172

Severance and benefits(b)	9,700	—	(6,106)	(2,000)	1,594

Leasehold improvements/furniture(a)	4,300	(1,204)	—	—	3,096

Lease terminations(b)	3,000	—	(632)	—	2,368

France/Scotland Consolidation:
Contract obligations(b)(c)	2,610	(110)	(974)	—	1,526
Severance and benefits(b)	984	—	(944)	—	40
Lease cancellations(b)	399	(9)	(221)	—	169
Leasehold improvements/furniture(a)	338	(121)	—	—	217
Other exit costs(a)	368	(239)	(94)	—	35

	4,699	—	—	—	1,987

	$41,909	$(9,998)	$(11,694)	$(2,000)	$18,217

Balance Sheet Breakout:
Inventory reserves(a)	$4,620	$(3,864)	$—	$—	$756
Fixed asset reserves(a)	16,788	(5,776)	—	—	11,012
Liabilities(b)	20,501	(358)	(11,694)	(2,000)	6,449

	$41,909	$(9,998)	$(11,694)	$(2,000)	$18,217

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.

At December 31, 1999, the Company had terminated all employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the restructuring actions.

The majority of the manufacturing equipment/tooling associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it has taken longer than expected to dispose of these assets. These fixed assets have not been utilized since the restructuring actions were announced.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter 1999 restructuring actions. The Company pays severance on a continuous basis as opposed to a lump sum payment. Several of the employees in California were offered retention packages requiring them to continue to work for the Company into the third or fourth quarters of 1999, and therefore, their severance pay did not begin until later in 1999. The retention packages were offered to individuals at all levels of development and administrative functions necessary to transfer product and process knowledge to

Roy, Utah and close down the facilities in Milpitas and San Diego, California. These retention costs totaled $0.6 million and were included in the severance charge. Through December 31, 1999, the Company had terminated 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah, sales personnel located in Paris, France and product development employees located in Scotland. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated, which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999.

The Milpitas and San Diego facilities, each of which consisted of multiple leased properties, were vacated during the third quarter of 1999. The related leasehold improvements and furniture were no longer utilized after the facilities were vacated. Depreciation and rent were charged to normal operations until the facilities were vacated.

Second Quarter 1999 Restructuring Actions—2000 Activity/Changes in Reserves.  Remaining restructuring reserves in the amount of $1.4 million and $18.2 million are included in the Company's balance sheets as of December 31, 2000, and 1999, respectively, in inventory reserves, fixed asset reserves, and liabilities. Utilization of the second quarter 1999 restructuring reserves during the year ended December 31, 2000 are summarized below:

		Utilized
	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Second Quarter 1999
Restructuring Actions:
Discontinued Products/Projects:
Manufacturing equipment/tooling(a)	$7,699	$—	$(6,510)	$(1,189)	$—
Inventory(a)	756	—	(748)	(8)	—
Purchase commitments(b)	717	(317)	—	(400)	—

	9,172	(317)	(7,258)	(1,597)	—

Severance and benefits(b)	1,594	(1,594)	—	—	—

Leasehold improvements/furniture(a)	3,096	—	(3,096)	—	—

Lease terminations(b)	2,368	(1,568)	—	(800)	—

France/Scotland Consolidation:
Contract obligations(b)(c)	1,526	(112)	—	—	1,414
Severance and benefits(b)	40	(40)	—	—	—
Lease cancellations(b)	169	(169)	—	—	—
Leasehold improvements/furniture(a)	217	(82)	(135)	—	—
Other exit costs(a)	35	(35)	—	—	—

	1,987	(438)	(135)	—	1,414

	$18,217	$(3,917)	$(10,489)	$(2,397)	$1,414

Balance Sheet Breakout:
Inventory reserves(a)	$756	$—	$(748)	$(8)	$—
Fixed asset reserves(a)	11,012	(82)	(9,741)	(1,189)	—
Liabilities(b)	6,449	(3,835)	—	(1,200)	1,414

	$18,217	$(3,917)	$(10,489)	$(2,397)	$1,414

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and vendor equipment and higher than expected proceeds from equipment disposals.

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closure of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher rates than had been anticipated.

As of December 31, 2000, all of the restructuring reserves associated with the second quarter 1999 U.S. restructuring actions have been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products and development projects; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities; payment of severance and benefits in the United States and disposition of all France and Scotland assets and liabilities except for the contract obligations. The contract obligations in France remain under dispute and therefore have not been settled.

Second Half 1999 Restructuring Actions—1999 Activity/Changes in Reserves.  During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the accompanying financial statements. An additional charge of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory, a $2.1 million charge for a write-off of intangibles and exit costs including contract obligations associated with service contracts associated with the Avranches operations.  The $2.1 million write-off of intangibles represented the unamortized amount of the original $2.3 million associated with other Nomai products. See Note 2 for more information. The second half restructuring charges also included reserves of $11.5 million of inventory and fixed asset reserves associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit accruals associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company did not anticipate material ongoing cost savings from the second half restructuring actions.

The second half 1999 restructuring reserves originally totaled $25.9 million. Remaining restructuring reserves in the amount of $13.6 million are included in the Company's balance sheet as of December 31 1999, in liabilities, fixed asset reserves, inventory reserves, other prepaids and trade receivables. Utilization of the second half 1999 restructuring reserves during the year ended December 31, 1999 is summarized below:

		Utilized
	Original Charges			Balance 12/31/99
		Cash	Non
	(In thousands)
Second Half 1999
Restructuring Actions:
Manufacturing Cessation—Avranches, France:
Equipment and fixtures(a)	$2,845	$—	$—	$2,845
Inventory(a)	228	—	—	228
Trade receivables(a)	287	—	(240)	47
Other commitments(b)(c)	1,359	—	—	1,359
Contract obligations(b)	1,581	—	—	1,581
Intangibles(a)	2,065	—	(2,065)	—
Other prepaid assets(a)	1,091	—	(1,091)	—
Severance and benefits(b)	3,891	(138)	—	3,753

	13,347	(138)	(3,396)	9,813

Clik! Product Streamlining:
Inventory(a)	3,344	—	(3,344)	—
Manufacturing equipment(a)	3,700	—	(1,579)	2,121
Purchase commitments(b)	4,448	(2,940)	—	1,508

	11,492	(2,940)	(4,923)	3,629

Longmont, Colorado:
Severance and benefits(b)	425	(300)	—	125
Prepaid royalties/development(a)	600	—	(600)	—

	1,025	(300)	(600)	125

	$25,864	$(3,378)	$(8,919)	$13,567

Balance Sheet Breakout:
Liabilities(b)	$11,704	$(3,378)	$—	$8,326
Fixed asset reserves(a)	6,545	—	(1,579)	4,966
Inventory reserves(a)	3,572	—	(3,344)	228
Other prepaids/trade receivables(a)	4,043	—	(3,996)	47

	$25,864	$(3,378)	$(8,919)	$13,567

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

Operations ceased in Avranches during October 1999. As of December 31, 1999, the Company had ceased all operations, ceased utilization of all facilities and fixed assets and terminated all employees except for a few employees necessary to wind up the Company's affairs.

In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of 140 employees.

In connection with the discontinuance of the Clik! Mobile drives, the Company intended to build out the remaining inventory associated with the Clik! digital camera bundle model and sell the inventory through the first quarter of 2000 and discontinue production and marketing of all other Clik! Mobile drive models. In the fourth quarter of 1999, the Company had to abandon its plans to sell its Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. This resulted in a $6.0 million non-restructuring charge in the fourth quarter of 1999.

Second Half 1999 Restructuring Actions—2000 Activity/Changes in Reserves.  Remaining restructuring reserves in the amount of $2.6 million and $13.6 million are included in the Company's balance sheets as of December 31, 2000, and 1999, respectively, in liabilities, fixed asset reserves, inventory reserves, and trade receivables. Utilization of the second half 1999 restructuring reserves during the year ended December 31, 2000 is summarized below:

		Utilized
	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Second Half 1999
Restructuring Actions:
Manufacturing Cessation—Avranches, France:
Equipment and fixtures(a)	$2,845	$(566)	$(2,279)	$—	$—
Inventory(a)	228	—	(228)	—	—
Trade receivables(a)	47	—	—	—	47
Other commitments(b)(c)	1,359	(848)	—	—	511
Contract obligations(b)	1,581	—	—	—	1,581
Severance and benefits(b)	3,753	(3,258)	—	—	495

	9,813	(4,672)	(2,507)	—	2,634

Clik! Product Streamlining:
Manufacturing equipment(a)	2,121	—	(604)	(1,517)	—
Purchase commitments(b)	1,508	(596)	(12)	(900)	—

	3,629	(596)	(616)	(2,417)	—

Longmont, Colorado:
Severance and benefits(b)	125	(125)	—	—	—

	$13,567	$(5,393)	$(3,123)	$(2,417)	$2,634

Balance Sheet Breakout:
Liabilities(b)	$8,326	$(4,827)	$(12)	$(900)	$2,587
Fixed asset reserves(a)	4,966	(566)	(2,883)	(1,517)	—
Inventory reserves(a)	228	—	(228)	—	—
Trade receivables(a)	47	—	—	—	47

	$13,567	$(5,393)	$(3,123)	$(2,417)	$2,634

(a)
Amounts represent primarily non-cash charges.
(b)
Amounts represent primarily cash charges.
(c)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

During the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! product streamlining. Due to the development during the third quarter of 2000 of the Company's HipZip digital audio player, it was determined that certain Clik! manufacturing equipment, previously reserved in the third quarter of 1999 as part of the second half restructuring reserves, could be utilized in the Company's Penang facility.

Utilization of reserves associated with the second half 1999 restructuring actions within the United States was completed during 2000, which included the disposal of equipment and payment of purchase commitments associated with Clik! product streamlining and severance payments to Longmont, Colorado employees.

The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves related to manufacturing cessation in Avranches, France will take longer to utilize. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

(5) NON-RESTRUCTURING CHARGES

During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales. During the fourth, third and second quarters of 1999, the Company recorded non-restructuring charges of $47.3 million, $12.7 million and $7.0 million, respectively, mainly as cost of goods sold. During 1998, the Company recorded non-restructuring charges of $9.4 million in selling, general and administrative expenses and $5.9 million in cost of sales. A breakdown of the charges is included in the table below:

Description of Non-Restructuring Charges	Amount	Financial Statement Category
	(In millions)
Q1 2000
Excess PocketZip disk manufacturing capacity	$3.7	Cost of sales
PocketZip PC Card drive inventory NRV	2.8	Cost of sales
Excess PocketZip PC Card drive manufacturing equipment	0.6	Cost of sales
PocketZip PC Card drive purchase commitments	0.3	Cost of sales

	$7.4

Q4 1999
Excess Clik! PC Card drive inventory	$19.0	Cost of sales
Supplier claim for Clik! PC Card drive inventory	16.1	Cost of sales
Excess Clik! PC Card drive equipment	3.7	Cost of sales
Clik! disk inventory NRV	2.5	Cost of sales
Clik! digital camera bundle inventory	6.0	Cost of sales

	$47.3

Q3 1999
Excess Ditto finished drive inventory	$5.2	Cost of sales
Zip and Jaz remanufactured drive components	2.8	Cost of sales
Excess Clik! disk manufacturing equipment and other equipment	3.7	Cost of sales
European bad debt	1.0	SG&A

	$12.7

Q2 1999
Excess Jaz manufacturing equipment	$2.4	Cost of sales
Clik! Mobile drive inventory NRV	4.6	Cost of sales

	$7.0

1998
Employee severance	$6.0	SG&A
Leasehold improvements	2.7	SG&A
Cancellation charges	0.7	SG&A

	$9.4

1998
Excess Ditto inventory components	$5.9	Cost of sales

NRV = Net realizable value
SG&A = Selling, general and administrative expenses

The $7.4 million of non-restructuring charges recorded in the first quarter of 2000 were comprised of $3.7 million for excess PocketZip disk manufacturing capacity, $2.8 million to reflect a reduction in the estimated net realizable value of PocketZip PC Card drive inventory, $0.6 million for excess PocketZip PC Card drive manufacturing capacity and $0.3 million for PocketZip PC Card drive purchase commitments.

The $3.7 million excess PocketZip disk manufacturing capacity was due to the Company not achieving or expecting to achieve its overall disk volumes. As a result, undiscounted future cash flows were not expected to enable recovery of the carrying value of the equipment. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. The $2.8 million in PocketZip PC Card drive inventory charges was due to a reduction in the estimated net realizable value of PocketZip PC Card drives because expected undiscounted cash flows would not enable recovery of costs.

The $47.3 million of non-restructuring charges recorded in the fourth quarter of 1999 were all related to the Company's Clik! family of products and was comprised of: $19.0 million for excess inventory on hand; $16.1 million for a supplier commitment to purchase additional inventory; and $3.7 million in excess manufacturing equipment (which represented the carrying value of the equipment) associated with the Clik! PC Card drive; $2.5 million associated with a reduction in the estimated net realizable value of Clik! disks; and $6.0 million associated with excess inventory and a reduction in the estimated net realizable value of the Clik! digital camera bundle. The $16.1 million supplier commitment related to Clik! PC Card drive inventory which the supplier had manufactured for the Company and the Company was required to purchase. Since the Company already had Clik! PC Card drive inventory on hand that was considered excess, the $16.1 million was reserved. The Company began shipping the Clik! PC Card drive in limited quantities in June 1999. During the fourth quarter of 1999, the Company determined that it had over-estimated demand for the product in the market, which created inventory recoverability issues and probable losses associated with non-cancelable purchase orders. The lower volume of drives being sold in the market also impacted Clik! disk volume and therefore, created inventory recoverability issues associated with Clik! disks, resulting in a reduction of the net realizable value of Clik! disk inventory. The charges associated with the Clik! digital camera bundle inventory resulted from the fact that during the fourth quarter, the Company had to abandon its plans to sell its remaining Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. At December 31, 2000, the Clik! digital camera bundle inventory described above had been disposed. The Clik! PC Card drive and disk inventory is continuing to be sold near breakeven. These charges were reflected in cost of sales in the accompanying financial statements.

The $12.7 million of non-restructuring charges recorded in the third quarter of 1999 was comprised of $5.2 million for excess Ditto finished drive inventory, $2.8 million for excess and obsolete Zip and Jaz remanufactured drive component inventory, $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment and a $1.0 bad debt write-off related to a European customer collection issue. The $11.7 million of fixed asset and inventory charges described above were reflected in cost of sales and the $1.0 million bad debt write-off was reflected in selling, general and administrative expenses in the accompanying financial statements. The $5.2 million in Ditto finished drive inventory charges was a result of excess Ditto finished drives that the Company was no longer allowed to sell as a result of a contract entered into during the first quarter of 1999 in connection with the sale of the Ditto assets. The Buyer who had purchased certain Ditto assets in the first quarter of 1999 was expected to purchase the remaining Ditto finished drive inventory at the Company's carrying value in the third quarter. However, in the third quarter, the Buyer informed the Company that it did not have the financial ability to purchase the remaining Ditto finished drives. At December 31, 2000, the Company had disposed of the majority of these remaining Ditto finished drives. The $2.8 million charge for excess and obsolete Zip and Jaz remanufactured drive components was taken as a result of lower demand from customers for remanufactured drives and an increase in the available number of remanufactured drives created by returned drives from retail customers. In addition, the Company changed its process for handling warranty drives during the third quarter of 1999 which created excess and obsolete components. At December 31, 1999, the majority of these components had been scrapped. The $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment were primarily the result of the Company not achieving its anticipated drive volumes that resulted in a decline in overall disk volumes. As a consequence, future undiscounted cash flows were not expected to cover the net book value of the applicable assets.

The $7.0 million of non-restructuring charges recorded in the second quarter of 1999 was comprised of $2.4 million for excess Jaz manufacturing equipment and $4.6 million for a reduction in the estimated net realizable value of Clik! Mobile drive inventory. The Company evaluates excess capacity of manufacturing equipment on a quarterly basis. As a result of the second quarter review, a charge of $2.4 million was taken for excess Jaz manufacturing equipment. This excess equipment was created in the second quarter due to a decline in the estimated demand for Jaz products in the second quarter and future quarters which demonstrated future undiscounted cash flow losses associated with the assets. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. The $4.6 million in Clik! Mobile drive inventory charges were due to a reduction in the estimated net realizable value of Clik! Mobile drives because expected undiscounted cash flows would not cover material costs, manufacturing costs and direct selling expenses due to a decline in demand. The Clik! platform was relatively new, and it did not start shipping in volumes until the first quarter of 1999. At December 31, 1999, the majority of the Clik! Mobile drive units had been scrapped or used as warranty replacement units. These charges were reflected in cost of sales in the accompanying financial statements.

During 1998, the Company recorded a non-restructuring charge of $9.4 million in selling, general and administrative expenses. The $9.4 million represented expenses associated with cost reduction measures implemented by the Company to improve financial performance and included $6.0 million of employee severance and outplacement charges associated with the expected termination of 380 regular employees. These employees were associated with all levels of operations, product management, research and development and selling, general and administrative functions. In addition, the Company expected to terminate the services of 236 temporary employees and contractors. The charge also included $2.7 million of cash and non-cash write-offs for facility-related assets associated with facilities primarily located in Roy, Utah and $0.7 million of cancellation charges related to pre-paid marketing costs, primarily tradeshows. As a result of individuals voluntarily leaving the Company during the period of the layoffs, the Company terminated fewer regular employees than originally identified. The Company ultimately terminated the employment of 343 regular employees. However, the lower severance and benefits costs of $0.7 million were more than offset by higher than expected facility costs of $4.5 million.

The $5.9 million non-restructuring charge recorded during 1998 in cost of sales was for excess Ditto inventory components. During 1998, the Company decided to stop manufacturing and marketing Ditto products due to lower consumer demand for tape products resulting in the excess inventory charge.

(6) COMMITMENTS AND CONTINGENCIES

Litigation

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of these lawsuits and claims discussed below will not have a material adverse effect on the Company's financial position or results of operations, except that, an adverse judgment or settlement of certain claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs (or is implemented).

On September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture, and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the Attorney General of the State of Delaware filed a brief in opposition. The Court has not yet decided the motion to dismiss. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident, which amendment the Court allowed on May 23, 2000 over the Company's opposition. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court is expected to hold a hearing on or about June 8, 2001 to consider final approval of the settlement. Pursuant to the terms of the proposed settlement, class members who do not opt out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip drive products and/or media. The level of the rebate will depend on whether the class member's Zip drive manifested a clicking problem. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding clicking Zip drives. It will also make a charitable donation of Zip drives and related software, media, and service, with a total retail value of $1 million. Finally, counsel for the class will apply to the Court for an award of attorneys' fees and costs in the amount of $4.7 million. The accompanying financial statements reflect accruals for the charitable donations and for plaintiffs' attorneys' fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company's part and, as noted, is subject to the Court's approval. Although the Company does not expect this settlement or, if the settlement is not approved, the suit or the Texas Claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

On June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint requests injunctive relief against the Company, as well as monetary damages. On October 26, 1999, the court granted the plaintiff's motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. The Company intends to vigorously defend against this suit.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719, and for infringing and diluting the Company's registered trademarks "Iomega," "Zip" and "Jaz." The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. On February 23, 2000, Castlewood filed another amended answer and counterclaims. Because this amended answer contained no new counterclaims, the Company did not file a reply. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company's U.S. Patent No. 6,049,444. The Company's complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. In addition, on September 17, 1999, the Company initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. The Company sought a preliminary injunction preventing the sale of Castlewood's infringing products. Additionally, on September 20, 1999, the Company initiated litigation on this same basis against Motek, a French retailer of Castlewood's products, in the Paris District Court. The court has since denied the Company's request for a preliminary injunction with respect to the Company's patent claims, and granted the Company's motion for a preliminary injunction with respect to the Company's trademark claims. The action on the merits was withdrawn from the records of the court with the consent of both parties. It may be revived within two years by either party. On November 29, 1999, the Company filed suit against Castlewood and Motek for infringement of a patent covering a magneto resistive head. The court has since denied the Company's motion for preliminary injunction. At this time, the action on the merits is pending.

On December 8, 2000, IPDN Corporation filed a patent infringement complaint against Iomega, IPDN Corporation v. Iomega Corporation, in the U.S. District Court for the Eastern District of Missouri. IPDN contends that Iomega's sale of the HipZip product constitutes patent infringement as the HipZip incorporates features or functions that infringe one or more claims of the IPDN patents. The Company intends to vigorously defend against this lawsuit.

On March 23, 2001, the Company initiated litigation against Albi Media Manufacturing, SARL ("AMM") in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents in connection with AMM's production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company's Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

Nomai/AMM Litigation:  Nomai S.A. ("Nomai") is a subsidiary of the Company that was acquired during the third quarter of 1998. As described below, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai's acquisition of the assets of RPS Media S.A, acquired in 1997, and (2) Nomai's subsequent sale of AMM in September 1999.

On February 18, 2000, Maître Jean Jacques Savenier, the Commissaire à l'execution du Plan (bankruptcy trustee), filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai's former management before the Commercial Court of Albi, France in 1997 in connection with Nomai's acquisition during 1997 of the assets of RPS Media S.A. in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $14,000) until Nomai invests FF 48,000,000 (approximately $6.7 million) and hires 100 people. An initial hearing before the Commercial Court was held on April 4, 2000. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier refiled the complaint with the Commercial Court, again asking that the Court order Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine Nomai FF 100,000 for each day of noncompliance. Nomai intends to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (subcontractors under a research and development contract) filed a lawsuit before the Commercial Court of Toulouse, France against Nomai's former subsidiary, Albi Media Manufacturing, SARL ("AMM"). Nomai is obligated to indemnify for and defend against the lawsuit pursuant to the agreement whereby Nomai divested its ownership of AMM to a new owner. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to a research and development project between AMM and the plaintiffs. The lawsuit claims total damages of approximately 75 million French francs (approximately $10.0 million). The Court held hearings in the case on June 26, 2000, November 13, 2000 and February 5, 2001. The next hearing is scheduled for May 14, 2001. Based on the indemnification obligations described above, Nomai intends to vigorously defend against these allegations.

On January 3, 2001, Nomai was served with a notice of arbitration from Alain Bouttier, the acquirer of Nomai's former subsidiary, AMM. Mr. Bouttier's action is based on alleged breaches by Nomai of the agreement whereby Nomai divested its ownership of AMM to Mr. Bouttier. In particular, Mr. Bouttier claims that AMM suffered damages as a result of Nomai's treatment of AMM assets prior to its sale and the alleged bad faith of Nomai. Mr. Bouttier seeks the nullification of the non-competition agreement between AMM and Nomai and claims damages of FF 142,061,617 (approximately $20 million). Although the nature of Mr. Bouttier's claims are difficult to assess at this early stage, they appear to include claims that overlap with those asserted in the Savenier and Conseil & Technique, Soterem and IDCC matters described above. The arbitration claim will be heard before a three-member arbitration panel in Paris. The arbitration panel has been appointed and is commencing the proceeding. Nomai intends to vigorously defend against these allegations.

On January 19, 2001, the Commercial Court of Coutances, France, which has jurisdiction over Nomai's commercial registration, ordered Nomai to appear at a hearing before the Court on February 6, 2001. The purpose of the hearing was to evaluate Nomai's solvency, and, if Nomai were found insolvent, to start a judicial reorganization proceeding. The Court ordered Nomai to provide various documentation at a hearing scheduled for April 24, 2001. Nomai intends to respond to the Court's order and to demonstrate its solvency.

Although the Company does not expect the arbitration or the other Nomai/AMM claims described above to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, an adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs.

Lease Commitments

The Company conducts a substantial portion of its operations from leased facilities and leases certain equipment used in its operations. Aggregate lease commitments under noncancelable operating leases in effect at December 31, 2000 are as follows:

Years Ending December 31,	Lease Commitments
(In thousands)
2001	$7,359
2002	6,259
2003	4,760
2004	3,857
2005	2,972
Thereafter	11,494

$36,701

Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $8.7 million, $14.2 million and $13.6 million, respectively.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments at December 31, 2000:

Years Ending December 31,	Future Minimum Lease Payments
(In thousands)
2001	$2,381
2002	214

Total net minimum lease payments	2,595
Less: Amount representing interest	(74)

Present value of net minimum lease payments	2,521
Less: Current portion	(2,311)

$210

Purchase Commitments

The Company purchases the majority of its components on purchase orders. These purchase orders generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase orders are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand, which could result in excess capacity and purchase commitments. At December 31, 2000, the Company had accruals of $3.4 million for purchase commitments associated with several of the Company's products.

Cash Bonus Plan

The Company has a management incentive cash bonus plan that provides for payments to officers and key employees based on certain consolidated financial objectives and other functional and individual performance objectives. At December 31, 2000, the Company accrued approximately $7.1 million for management bonuses expected to be paid before the end of March 2001. At December 31, 1999, no management bonuses were accrued. At December 31, 1998, approximately $3.5 million was accrued for management bonuses that were paid in February 1999.

Profit Sharing Plan

The Company has a profit sharing plan that provides for payments to all eligible employees of their share of a pool that is based on the Company's annual income before income taxes. Employees must complete one year of continuous employment to be eligible. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. A portion of the profit sharing pool is paid throughout the year on a quarterly basis. The Company has paid or accrued approximately $1.6 million in profit sharing for 2000. The Company did not accrue for or pay any profit sharing for 1999 and 1998.

Stock Option Exchange Program

For the Company's Stock Option Exchange Program, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $4.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Foreign Exchange Contracts

The Company has commitments to sell and purchase foreign currencies relating to forward exchange contracts in order to hedge against future currency fluctuations.

At December 31, 2000, outstanding forward exchange sales (purchase) contracts, which all mature in March 2001, were as follows:

	Amount	Contracted Forward Rate	Spot Rate
Australian Dollar	130,000	0.56	0.56
European Currency Unit	7,500,000	1.07	1.06
Japanese Yen	(120,000,000)	112.49	114.47
Singapore Dollar	2,920,000	1.72	1.73
Swiss Franc	660,000	1.62	1.61

The contracts are revalued at the month-end spot rate. Gains and losses on foreign currency contracts intended to be used to hedge operating requirements are reported currently in income. Gains and losses on foreign currency contracts intended to meet firm commitments are deferred and are recognized as part of the cost of the underlying transaction being hedged. At December 31, 2000, all of the Company's foreign currency contracts were being used to hedge operating requirements. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(7) NOTES PAYABLE

Cash paid for interest was $3.8 million, $9.3 million and $8.1 million in 2000, 1999 and 1998, respectively, including interest on capital leases. Included in interest expense for 2000, 1999 and 1998, respectively, was $1.2 million, $1.7 million and $1.1 million of amortization of deferred charges associated with obtaining the debt and applicable amendments.

Line of Credit

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the most recent amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended to be effective for the period ended September 26, 1999. The Company cancelled the Credit Facility in May 2000, two months prior to the Credit Facility's scheduled expiration date of July 14, 2000. There had been no borrowings on the credit line since December 1998.

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

(8) CONVERTIBLE SUBORDINATED NOTES

In March 1996, the Company issued $46.0 million of convertible subordinated notes due March 15, 2001. The net proceeds from the issuance of the notes totaled $43.1 million and were used to pay down other debt and for operating requirements. The notes bore interest at 6.75% per year and interest was payable semi-annually. The notes were unsecured and subordinated to all existing and future senior indebtedness of the Company and were effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The notes were convertible into Common Stock of the Company at the option of the holder at or before maturity, unless previously redeemed or repurchased, at a conversion price of $4.938 per share (equivalent to a conversion rate of approximately 202.52 shares per $1,000 principal amount of notes), subject to adjustment in certain events. On October 23, 2000, the Company redeemed all remaining outstanding convertible notes, using approximately $45.5 million of cash on hand. The redemption price of the notes was $1,103.50 per $1,000 principal amount of the notes, together with accrued interest from September 15, 2000 to October 23, 2000. Prior to the redemption, holders converted a cumulative $587,000 of convertible subordinated notes into 118,875 shares of Common Stock.

(9) PREFERRED STOCK

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. The Company's Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2000, 400,000 shares were designated as Series A Junior Participating Preferred Stock and the remaining 4,600,000 shares were undesignated.

Series A Junior Participating Preferred Stock

In July 1999, the Company designated 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Stock") in connection with the adoption of a shareholder rights plan (see Note 10). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

(10) PREFERRED STOCK PURCHASE RIGHTS

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

If any person or group becomes a beneficial owner of 20% or more of the Company's Common Stock, each right not owned by a 20% stockholder will enable its holder to purchase such number of shares of the Company's Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Company's Common Stock on the date of the occurrence of the event. In addition, if the Company thereafter engages in a merger or other business combination with another person or group which it is not the surviving corporation or in connection with which the Company's Common Stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised or voided will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of the common stock of such other person on the date of the occurrence of the event.

(11) STOCK COMPENSATION PLANS

Stock Option Exchange Program

On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program ("Exchange Program"), pursuant to which the Company has granted approximately 1.1 million new stock options at an exercise price of $3.59 in exchange for approximately 1.8 million previously outstanding stock options which had exercise prices above $3.59. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $4.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

At the end of the third quarter of 2000, the Company's Common Stock price was $5.19 per share resulting in compensation expense for the third quarter of approximately $1 million. At December 31, 2000, the Company's Common Stock price was $3.35 per share, which in accordance with Interpretation 44, resulted in a reversal of the third quarter compensation expense since the closing Common Stock price was below

$4.00 per share. Thus no compensation expense was recognized in the year 2000 related to the Exchange Program.

Pro forma Compensation Impact

At December 31, 2000, the Company had five stock-based compensation plans, which are described below. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized except for the options received under the Stock Option Exchange Program discussed above. Had compensation cost for options under the Company's five stock-based compensation plans which are not subject to variable plan accounting been determined based on the fair value of the option at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2000	1999	1998
	(In thousands, except per share data)
Net income (loss)
As reported	$169,630	$(103,489)	$(54,222)

Pro forma	$163,977	$(106,278)	$(63,787)

Basic EPS
As reported	$0.63	$(0.38)	$(0.20)

Pro forma	$0.61	$(0.39)	$(0.24)

Diluted EPS
As reported	$0.61	$(0.38)	$(0.20)

Pro forma	$0.59	$(0.39)	$(0.24)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation costs may not be indicative of future compensation costs.

Stock Price Assumptions

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in calculating compensation cost for grants in 2000, 1999 and 1998: expected stock price volatility of 58%, 56% and 60%, respectively; a risk-free interest rate of 6.19%, 5.59% and 4.97% for 2000, 1999, and 1998, respectively; and an expected average life of 3.10 years, 3.64 years and 3.87 years for 2000, 1999, and 1998, respectively.

Stock Incentive Plans

The Company has three stock incentive plans: the 1981 Stock Option Plan (the "1981 Plan"), the 1987 Stock Option Plan (the "1987 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The 1981 and 1987 plans have expired and no further grants may be made under these plans; however, all remaining outstanding options previously granted under these plans remain in effect. The 1997 Plan provides for the grant of incentive stock options ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options ("NSOs") and restricted stock awards. Under the 1997 Plan, the Company may grant options for up to 20,500,000 shares of Common Stock to the Company's officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100%; NSOs may be granted with exercise prices below the fair market value of the Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted for a term of up to 11 years. At December 31, 2000, the Company had reserved 22,903,876 shares of Common Stock pursuant to awards granted or to be granted under these three plans.

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1981, 1987 and 1997 Plans for the years ended December 31, 2000, 1999 and 1998 and at their respective weighted average exercise prices.

	2000		1999		1998
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	13,071	$5.42	16,748	$5.76	17,469	$3.95
Granted	7,865	3.75	4,850	3.88	7,373	6.28
Exercised	(1,216)	2.48	(2,237)	1.60	(5,489)	0.64
Forfeited	(8,248)	8.63	(6,290)	6.48	(2,605)	5.87

Outstanding at end of year	11,472	3.98	13,071	5.42	16,748	5.76

Options exercisable at year-end	4,027	3.88	4,939	5.09	5,089	3.91
Weighted average fair value of options granted during the year		$1.59		$1.78		$3.10

The number of shares available for future grant under the 1997 Plan totaled 11,429,954 at December 31, 2000.

Director Stock Option Plans

The Company has a 1987 Director Stock Option Plan (the "1987 Director Plan") and a 1995 Director Stock Option Plan (the "1995 Director Plan"), which was amended during 1997 and 1998. The 1987 Director Plan has expired and no further options may be granted under this plan; however, outstanding options previously granted under this plan remain in effect. Under the 1995 Director Plan, the Company may grant options for up to 2,400,000 shares of Common Stock. This Plan currently provides for the grant to each non-employee Director of the Company, on his or her initial election as a Director, of an option to purchase 50,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 10,000 shares of Common Stock on each anniversary of his or her initial election following the full vesting of the initial option grant or on each April 24 in the case of Directors who were serving as Directors when the Plan was adopted in 1997. All options generally become exercisable in five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of the Company. Directors entitled to receive an initial or annual option can instead elect to receive a series of monthly options covering, in total, the same number of shares that the single option grant would have covered. Each monthly option in a series will vest such that the total number of shares vested at any time is equal to the number that would have been vested if a single option had been granted. Under both Plans, the exercise price per share of the option is equal to the fair market value of the Company's Common Stock on the date of grant of the option. Any options granted under either Plan must be exercised no later than ten years from the date of grant. All options granted under the Plans are nonstatutory. At December 31, 2000, the Company had reserved 3,012,000 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

The following table presents the options granted, exercised and forfeited under the 1987 and 1995 Director Plans for the years ended December 31, 2000, 1999 and 1998 at their respective weighted average exercise prices.

	2000		1999		1998
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	910	$2.21	831	$1.96	932	$1.65
Granted	80	3.57	151	6.03	99	7.41
Exercised	(50)	0.13	—	—	(75)	0.13
Forfeited	(80)	6.98	(72)	7.38	(125)	5.06

Outstanding at end of year	860	2.01	910	2.21	831	1.96

Options exercisable at year-end	680	1.08	712	0.86	603	0.50
Weighted average fair value of options granted during the year		$1.75		$2.75		$4.14

The number of shares available for future grant under the 1995 Director Plan was 2,151,996 at December 31, 2000.

The following table summarizes information about awards outstanding under all Plans at December 31, 2000.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000's) Outstanding at 12/31/00	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000's) Exercisable at 12/31/00	Weighted Average Exercise Price
$ 0.13 to $ 2.77	1,270	3.3 years	$0.55	1,270	$0.57
$ 3.06 to $ 6.84	10,203	8.4 years	3.86	2,883	3.83
$ 6.94 to $ 9.25	776	6.4 years	7.89	491	7.77
$10.66 to $13.20	75	6.3 years	12.30	57	12.25
$16.38 to $16.38	8	6.9 years	16.38	6	16.38

	12,332	7.7 years	3.84	4,707	3.48

(12) EMPLOYEE STOCK PURCHASE PLANS

The Company adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants are able to purchase shares of the Company's Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of the Company's stock begin each January 1 and July 1. Each offering commencement date begins a six-month period during which payroll deductions will be made and held for the purchase of stock at the end of each six-month period at a price equal to 85% of the Common Stock's closing price at the end of the six-month period. An aggregate of 3,000,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 2000, a total of 787,169 shares have been purchased pursuant to these plans.

(13) RETIREMENT PLAN

The Iomega Retirement and Investment Savings Plan (the "IRIS Plan") permits eligible employees to make tax deferred investments through payroll deductions. Employer matching contributions consist of a basic match of 50% of a participant's contributions over $600 up to 5% of eligible earnings paid every two weeks and a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match is based on Company profitability goals and the match percent is determined annually by the Company's Board of Directors. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 ("ERISA"). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. Employer matching contributions are based on a four-year vesting schedule. After four years of service, employees become immediately vested in all matching contributions. The Company contributed approximately $1.5 million, $1.9 million and $2.7 million to the IRIS Plan for the years ended December 31, 2000, 1999 and 1998, respectively. In addition the Company has accrued approximately $2 million for discretionary contributions to the IRIS Plan for the year ended December 31, 2000.

(14) NONQUALIFIED DEFERRED COMPENSATION PLAN

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

(15) BUSINESS SEGMENT INFORMATION

The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, Jaz, Iomega CD-RW (formerly ZipCD), PocketZip (formerly Clik!) and Ditto. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also involves the development and manufacture of the FotoShow digital image center, introduced during the third quarter of 2000. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to distributors and retailers throughout the world. The Company's Iomega CD-RW segment involves the distribution and sales of Iomega CD-RW drives to retailers, distributors and resellers throughout the world. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives, HipZip digital audio players and PocketZip disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world.

The Ditto segment includes the Ditto family of tape backup drives and tape cartridges. In March 1999, the Company announced that it had sold certain assets associated with its Ditto segment, including raw materials, intellectual property, exclusive manufacturing rights, software, manufacturing equipment, brand names and product logos for $3 million. The $3 million was comprised of $1 million in cash and a $2 million note that matures in quarterly installments of $250,000 plus interest over a period of two years. The Company recorded a $1 million gain from the sale during the first quarter of 1999 reflecting the cash received and an additional gain of $500,000 plus interest income reflecting payments received during the second and third quarters of 1999. The Company has received no further payments in conjunction with the note. The remaining $1.5 million potential gain has been deferred and will only be recognized if cash is received. The Company has not recognized income for unpaid interest. The Company continued to sell its Ditto finished drives through June 30, 1999 and continues to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

The "Other" category includes products such as software, floppy disks and other Nomai products and other miscellaneous items. The information in the following table is derived directly from the segments' internal financial information used for corporate management purposes.

The Company evaluates performance based on product profit margin for each segment. Product profit margin (PPM) is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment's operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. Segment assets consist of inventory and fixed assets. In 1998, the Company allocated corporate fixed assets to the operating segment based on capital expenditure and cost of sales ratios for the applicable operating segments. In 1999 and 2000, corporate fixed assets were allocated based on capital expenditures for each operating segment.

The information in the following tables is derived directly from the segments' internal financial reporting information used for corporate management purposes. The expenses attributable to general corporate activity are not allocated to the operating segments.

Sales, Profit Margin (Loss) and Other Information by Significant Business Segment

	2000	1999	1998
	(In millions)
Sales:
Zip	$988	$1,203	$1,183
Jaz	162	259	417
Iomega CD-RW	124	24	—
PocketZip	20	13	2
Ditto	5	19	81
Other	1	7	11

Total sales	$1,300	$1,525	$1,694

Product profit margin (loss) before restructuring reversals/charges:
Zip	$296	$239	$151
Jaz	44	26	5
Iomega CD-RW	(2)	(8)	—
PocketZip	(34)	(109)	(37)
Ditto	—	(14)	(14)
Other	(8)	(20)	(10)

Total product profit margin	296	114	95
Common expenses (without restructuring reversals (charges) allocated to PPM):
General corporate expenses	(152)	(113)	(159)
Restructuring reversals (charges)	4	(66)	—
Purchased in-process technology	—	—	(11)
Interest income	21	6	4
Interest expense	(4)	(7)	(10)
Other income (expense)	(3)	(5)	(2)

Income (loss) before income taxes	$162	$(71)	$(83)

	2000	1999	1998
	(In millions)
Product profit margin (loss) after restructuring reversals/charges:
Zip	$296	$239	$151
Jaz	46	(1)	5
Iomega CD-RW	(2)	(9)	—
PocketZip	(32)	(120)	(37)
Ditto	—	(19)	(14)
Other	(8)	(38)	(10)

Total product profit margin	300	52	95
Common expenses (with restructuring reversals/charges allocated to PPM):
General corporate expenses	(152)	(113)	(159)
Corporate restructuring charges	—	(4)	—
Purchased in-process technology	—	—	(11)
Interest income	21	6	4
Interest expense	(4)	(7)	(10)
Other income (expense)	(3)	(5)	(2)

Income (loss) before income taxes	$162	$(71)	$(83)

Assets(1):
Zip	$125	$162	$240
Jaz	25	46	98
Iomega CD-RW	21	2	—
PocketZip	10	15	18
Ditto	2	2	15
Common	21	13	13

Total assets	$204	$240	$384

Depreciation and amortization:
Zip	$32	$49	$36
Jaz	14	22	15
Iomega CD-RW	—	—	—
PocketZip	6	8	1
Ditto	—	—	11
Common	11	11	5

Total depreciation and amortization	$63	$90	$68

Capital expenditures:
Zip	$4	$9	$57
Jaz	—	8	21
Iomega CD-RW	—	—	—
PocketZip	2	9	15
Ditto	—	—	4
Common	22	21	—

Total capital expenditures	$28	$47	$97

	2000	1999	1998
	(In millions)
Restructuring reversals (charges):
Zip	$—	$—	$—
Jaz	2	(27)	—
Iomega CD-RW	—	(1)	—
PocketZip	2	(11)	—
Ditto	—	(5)	—
Other	—	(18)	—
Non-allocated	—	(4)	—

	$4	$(66)	$—

(1)
Assets consist of inventory and net fixed assets as these are the only assets allocated to the applicable segments.

Geographic Information

A significant amount of the Company's revenues are generated outside of the United States. The Company has its European headquarters in Geneva, Switzerland and has its European distribution center in the Netherlands. During 2000, the Company opened two sales offices in Latin America to increase revenues in that region. The Company also added sales offices in India and Malaysia during 2000 to complement the existing sales offices in Asia. These sale offices and the distribution center in Malaysia support the existing customer base in Asia and should further develop the sales region. The Company has manufacturing facilities in Malaysia and the United States. All sales from Malaysia are to affiliated companies. Inventory is transferred from the United States and Malaysian operations to affiliates at an arms-length price as determined by an independent economic study. Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study. Also, the Switzerland subsidiary pays the United States operations a royalty, determined by an independent economic study, for the rights to existing technologies. Following is a summary of the Company's United States and significant non-U.S. country revenues and the United

States and significant non-U.S. country long-lived asset locations. Revenues are attributed to individual countries based on the location of sales to unaffiliated customers.

	2000	1999	1998
	(In millions)
Revenue:
United States	$855.1	$968.5	$1,112.8
Other countries	445.1	556.6	581.6

Total	$1,300.2	$1,525.1	$1,694.4

Long-lived assets(1):
United States	$97.2	$125.4	$183.7
Malaysia	31.1	38.8	47.0
France	—	2.0	5.5
Other countries	4.7	6.1	9.9

Total	$133.0	$172.3	$246.1

(1)
Long-lived assets consist of all long-term assets other than deferred tax assets.

No other single country accounted for more than 10% of the Company's total revenue.

(16) OTHER MATTERS

Significant Customers

During 2000, 1999 and 1998, sales to Ingram Micro, Inc. accounted for 16%, 15% and 16%, respectively, of the Company's consolidated sales. Sales to Ingram Micro, Inc. consisted of product sales from all of the Company's business segments. No other customer accounted for 10% or more of consolidated sales.

Concentration of Credit Risk

The Company markets its products primarily through computer product distributors, retailers and OEMs. Accordingly, as the Company grants credit to its customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. At December 31, 2000, the customers with the ten highest outstanding trade receivable balances totaled $122.0 million or 62% of the gross trade receivables, compared to $128.0 million, or 53% of gross trade receivables, at December 31, 1999. At December 31, 2000, the outstanding trade receivables balance from one customer was $26.9 million or 14% of gross trade receivables, compared to the trade receivables balance from one customer of $44.0 million, or 18% of gross trade receivables, at December 31, 1999. If any one or a group of these customers' receivable balances should be deemed uncollectable, it may have a material adverse effect on the Company's results of operations and financial condition.

Related Party Transactions

In March 1998, the Company loaned Kim B. Edwards, former President and Chief Executive Officer of the Company $5,000,000 in the form of a full-recourse Secured Promissory Note (the "Note") pursuant to a Severance Agreement and General Release. The Note was paid in full by Mr. Edwards in the fourth quarter of 1999. The Note bore interest at the rate of 5.7% and was payable in five annual payments together with any accrued interest beginning in April 1999. The Note was secured by a first priority security interest in 2,561,000 shares of the Company's Common Stock owned by Mr. Edwards. The Severance Agreement and General Release between Mr. Edwards and the Company included a non-competition and non-recruitment provision for consideration equal to the accrued interest on the Note, which was cancelled as a result of the full payment on the Note.

In July 1998, the Company borrowed a total of $40 million from Idanta Partners Ltd. and another entity affiliated with David J. Dunn, Chairman of the Board, Iomega Corporation, pursuant to a series of three senior subordinated notes. The Company used internally generated funds to repay the principal and interest of $43.7 million associated with these notes upon their maturity on March 31, 1999 (see Note 7).

The Company paid $267,559 to Idanta Partners Ltd. to cover the cost of Mr. Dunn's salary, retirement benefits and health insurance while Mr. Dunn served as Chief Executive Officer of the Company from August through December of 1999. The Company also paid $44,765 to Idanta Partners Ltd. for the services of Jonathan Huberman from August 1999 to December 1999.

The Company paid $57,600 to Idanta Partners Ltd. to cover the cost of Mr. Dunn's salary, retirement benefits and health insurance while Mr. Dunn served as Chief Executive Officer of the Company during January of 2000. Mr. Dunn received a fully vested option for 100,000 shares in February 2000 for his services. Mr. Huberman received a fully vested option for 20,000 shares in February 2000 for consulting services performed.

(17) QUARTERLY INFORMATION (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and December 31, 1999:

Year Ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$344,897	$303,639	$320,501	$331,147	$1,300,184
Gross margin	127,907	120,011	130,784	110,982	489,684
Pre-tax income	52,764	41,166	53,027	15,361	162,318
Net income	51,826	40,370	55,420	22,014	169,630
Net income per common share:
Basic	$0.19	$0.15	$0.20	$0.08	$0.63
Diluted	$0.19	$0.15	$0.20	$0.08	$0.61
Year Ended December 31, 1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$386,212	$348,781	$356,625	$433,511	$1,525,129
Gross margin	93,736	69,371	78,965	113,427	355,499
Pre-tax income (loss)	877	(72,389)	(25,995)	26,250	(71,257)
Net income (loss)	569	(47,053)	(78,346)	21,341	(103,489)
Net income (loss) per common share:
Basic and diluted	$0.00	$(0.17)	$(0.29)	$0.08	$(0.38)

Cost of sales for the first quarter of 2000 included non-restructuring charges of $7.4 million for excess Clik! disk manufacturing capacity, a reduction in the estimated net realizable value of Clik! PC Card drive inventory, excess Clik! PC Card drive manufacturing capacity and Clik! PC Card drive purchase commitments. Net income for the first quarter of 2000 included a $20.1 million decrease in the valuation allowance for net deferred income taxes.

Sales for the second quarter of 2000 were reduced by a $6 million reversal of reserves for rebate programs. The reversal included $3 million for prior Zip drive rebate programs and $3 million for prior Zip disk rebate programs. The reserves were reversed as the rebate programs experienced lower than estimated redemption rates. Operating expenses for the second quarter of 2000 were reduced by a $2.5 million reversal of restructuring reserves incurred during 1999—$1.6 million of which related to its second quarter 1999 restructuring actions; $0.9 million of which related to its second half 1999 restructuring actions. The excess restructuring reserves of $1.6 million were a result of the Company negotiating reductions in purchase commitments or cancellation charges on inventory and fixed assets and higher than expected proceeds received from equipment sales. The excess restructuring reserves of $0.9 million were a result of the Company negotiating reductions in purchase commitments. Net income for the second quarter of 2000 included a $15.3 million decrease in the valuation allowance for net deferred income taxes.

Operating expenses for the third quarter of 2000 included a $2.3 million reversal of restructuring reserves incurred during 1999—$0.8 million of which related to its second quarter 1999 restructuring actions; $1.5 million of which related to its second half 1999 restructuring actions. The excess restructuring reserves of $0.8 million were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of its facilities at higher rates than originally anticipated. The excess restructuring reserves of $1.5 million reflect recent development of the PocketZip OEM business and the introduction of the Company's HipZip digital audio player. It was determined that certain Clik! manufacturing equipment reserved in the third quarter of 1999, could be utilized in the Company's Penang facility. Net income for the third quarter of 2000 included a $20.9 million decrease in the valuation allowance for net deferred income taxes.

Net income for the fourth quarter of 2000 included a $16.3 million decrease in the valuation allowance for net deferred income taxes.

Net income for the first quarter of 1999 included a $2.3 million increase in the valuation allowance for net deferred income taxes.

Cost of sales for the second quarter 1999 included $7.0 million in non-restructuring charges for excess Jaz manufacturing capacity and a reduction in the net realizable value of Clik! drive inventory and $6.4 million of restructuring charges associated with Buz and Jaz related to inventory purchase commitments classified as cost of sales. Operating expenses for the second quarter of 1999 included a $35.5 million pre-tax restructuring charge as a result of steps the Company took to organize along functional lines and to better position the Company for sustained profitable growth and improved asset management. Net income for the second quarter of 1999 included a $2.5 million increase in the valuation allowance for net deferred income taxes.

Cost of sales for the third quarter 1999 included $11.7 million of non-restructuring charges for excess drive, cartridge and other equipment capacity and charges to reflect current estimates of the net realizable value of inventory. Cost of sales also included $7.7 million of restructuring charges associated with Clik! related to inventory purchase commitments classified as cost of sales. Operating expenses for the third quarter of 1999 included a $12.8 million pre-tax restructuring charge as a result of restructuring actions initiated to consolidate worldwide disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Operating expenses also included a $1.0 million bad debt write-off related to a

European customer. Net income for the third quarter of 1999 included a $76.2 million increase in the valuation allowance for net deferred income taxes.

Cost of sales for the fourth quarter of 1999 included $35.1 million of non-restructuring charges for excess inventory and $3.7 million in excess manufacturing capacity associated with Clik! PC Card drives; $2.5 million associated with a reduction in the estimated net realizable value of Clik! disk inventory and $6.0 million associated with excess inventory and a reduction in the estimated net realizable value of the Clik! mobile drive inventory. Operating expenses in the fourth quarter 1999 included a $5.4 million pre-tax restructuring charge for severance and benefits. Operating expenses for the fourth quarter 1999 also included a $2.0 million reversal of severance and benefit reserves originally accrued as part of the second quarter 1999 restructuring actions. This reversal resulted from a number of positions that were planned for elimination being voluntary vacated as a result of attrition and a strong job market. Net income for the fourth quarter of 1999 included a $2.5 million decrease in the valuation allowance for net deferred income taxes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION
By:	/s/ BRUCE R. ALBERTSON Bruce R. Albertson Chief Executive Officer and President
Date: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BRUCE R. ALBERTSON Bruce R. Albertson	Chief Executive Officer and President	March 23, 2001
/s/ PHILIP G. HUSBY Philip G. Husby	Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)	March 23, 2001
/s/ DAVID J. DUNN David J. Dunn	Chairman of the Board of Directors	March 23, 2001
/s/ ROBERT P. BERKOWITZ Robert P. Berkowitz	Director	March 23, 2001
/s/ WERNER T. HEID Werner T. Heid	Director	March 23, 2001
/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Director	March 23, 2001
/s/ JOHN R. MYERS John R. Myers	Director	March 23, 2001
/s/ JOHN E. NOLAN John E. Nolan	Director	March 23, 2001
/s/ JOHN M. SEIDL John M. Seidl	Director	March 23, 2001
/s/ JAMES E. SIERK James E. Sierk	Director	March 23, 2001

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS(a):
Year ended December 31, 2000	$15,908	$3,328	$(10,378)	$8,858
Year ended December 31, 1999	$10,062	$11,576	$(5,730)	$15,908
Year ended December 31, 1998	$11,266	$805	$(2,009)	$10,062
PRICE PROTECTION AND VOLUME REBATES(b):
Year ended December 31, 2000	$37,806	$51,374	$(50,145)	$39,035
Year ended December 31, 1999	$47,596	$24,448	$(34,238)	$37,806
Year ended December 31, 1998	$28,499	$69,634	$(50,537)	$47,596
WARRANTY RESERVES(c):
Year ended December 31, 2000	$17,211	$23,959	$(27,855)	$13,315
Year ended December 31, 1999	$7,435	$31,138	$(21,362)	$17,211
Year ended December 31, 1998	$11,304	$29,499	$(33,368)	$7,435
INVENTORY RESERVES(d):
Year ended December 31, 2000	$48,892	$3,189	$(20,853)	$31,228
Year ended December 31, 1999	$23,392	$42,432	$(16,932)	$48,892
Year ended December 31, 1998	$17,747	$19,029	$(13,384)	$23,392
SALES RETURNS RESERVES(e):
Year ended December 31, 2000	$12,971	$59,381	$(62,590)	$9,762
Year ended December 31, 1999	$14,166	$94,587	$(95,782)	$12,971
Year ended December 31, 1998	$22,444	$124,768	$(133,046)	$14,166

(a)
Deductions represent write-offs of trade receivables.

(b)
Deductions represent credits granted against trade receivables and amounts charged to expense reduce sales.

(c)
The Company uses a statistically based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Therefore, a significant amount of the deductions and charges against the reserve during the year are for products sold during that same year.

(d)
Increases from 1998 were primarily from non-restructuring charges and related write-offs taken in 1999.

(e)
Additions reduce sales. These amounts represent the deferred revenue associated with estimated sales returns.

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

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP
Salt Lake City, Utah March 23, 2001

EXHIBIT INDEX

    The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number			Description
3(i).1		(11)	Restated Certificate of Incorporation of the Company, as amended.
3(ii).1			By-Laws of the Company, as amended.
4.1		(3)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
** 10.1		(1)	1981 Stock Option Plan of the Company, as amended.
** 10.2		(1)	1987 Stock Option Plan of the Company, as amended.
** 10.3		(1)	1987 Director Stock Option Plan of the Company, as amended.
** 10.4		(8)	1995 Director Stock Option Plan of the Company, as amended.
** 10.5		(2)	Form of Indemnification Agreement between the Company and each of its Directors.
** 10.6		(8)	1997 Stock Incentive Plan of the Company, as amended.
** 10.7		(5)	Iomega Corporation Nonqualified Deferred Compensation Plan.
10.8		(4)	Lease Agreement, dated January 25, 1996 between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.
10.9		(6)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.
10.10		(7)	Letter Agreement between the Company and James E. Sierk, dated March 25, 1998.
10.11		(9)	Senior Subordinated Promissory Note Agreement, Idanta Partners Ltd. and Dunn Family Trust, dated July 8, 1998.
10.11	(a)	(9)	$20 Million Senior Subordinated Promissory Note, Idanta Partners Ltd., dated July 1, 1998.
10.11	(b)	(9)	$7.5 Million Senior Subordinated Promissory Note, Idanta Partners Ltd., dated July 8, 1998.
10.11	(c)	(9)	$12.5 Million Senior Subordinated Promissory Note, Dunn Family Trust, dated July 8, 1998.
** 10.12		(11)	Employment letter, dated July 23, 1999, between the Company and Philip G. Husby.
** 10.13		(11)	Employment letter, dated November 10, 1999, between the Company and Bruce R. Albertson.
10.14		(10)	Rights Agreement, dated July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
** 10.15			2000 Bonus Plan
** 10.16			Employment letter, dated December 2, 1999, between the Company and Robert Murrill.

** 10.17	Employment letter, dated December 20, 1999, between the Company and Mark E. Lucas.
** 10.18	Employment letter, dated February 8, 2000, between the Company and Herbert Scales.
** 10.19	Separation agreement and General Release, dated August 1, 2000, between the Company and Mark E. Lucas.
** 10.20	Separation agreement and General Release, dated February 12, 2001, between the Company and Roxie Craycraft.
** 10.21	Stock Option Agreement dated November 10, 1999 between the Company and Bruce R. Albertson.
** 10.22	Employment letter, dated September 27, 1997 between the Company and John L. Conely, Sr.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Public Accountants (appears on page 111 of this Annual Report on Form 10-K).

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

(7)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 1998 (File No. 1-12333).

(8)
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

(11)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K/405 (or 10-K/405/A) for the year ended December 31, 1999 (File No. 1-12333).

QuickLinks

  (Mark One)
  PART I
  ITEM 1. BUSINESS:
  Marketing
  Sales
  OEMs, Licensees and Private Label
  Manufacturing
  Product Development
  Competition
  Proprietary Rights
  Employees
  ITEM 2. PROPERTIES:
  ITEM 3. LEGAL PROCEEDINGS:
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
  PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:
  ITEM 6. SELECTED FINANCIAL DATA:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
IOMEGA CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
EXHIBIT INDEX