Form 10-Q
period 2001-04-01
IOMEGA CORP
filed 2001-05-15
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from............to...............

COMMISSION FILE NUMBER 1-12333

Iomega Corporation
(Exact name of registrant as specified in its charter)

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 86-0385884

1821 West Iomega Way, Roy, UT 84067

(801) 332-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The total number of shares of the registrant’s Common Stock, $0.03 1/3 par value, outstanding on May 7, 2001 was 272,590,400.

                                                          IOMEGA CORPORATION
                                                           TABLE OF CONTENTS

                                                                                                        Page
                                                     PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed consolidated balance sheets at April 1, 2001
             and December 31, 2000.................................................................       3

         Condensed consolidated statements of operations for the quarters
             ended April 1, 2001 and March 26, 2000................................................       5

         Condensed consolidated statements of cash flows for the quarters
             ended April 1, 2001 and March 26, 2000................................................       6

         Notes to condensed consolidated financial statements......................................       7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      40

                                                      PART II - OTHER INFORMATION

Copyright © 2001 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, Jaz, PocketZip, HipZip, FotoShow, Predator, QuikSync, LifeWorks, Club Iomega, Peerless, Clik! and iomegadirect, are either registered trademarks or trademarks of Iomega Corporation in the United States, other countries or both.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Iomega Corporation is an authorized licensee of the CompactFlash trademark. SmartMedia is a trademark of Toshiba Corp. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the scheduled introduction of the Peerless drive system; the expected sufficiency of cash, cash equivalents and temporary investment balances and available sources of financing; the factors affecting future gross margins; plans to expand international operations, including in Latin America; the impact of the Euro conversion on the Company's business or financial condition; expected sales levels due to seasonal demand; anticipated hedging strategies; and the possible effects of an adverse outcome in the review of the Company's SEC filings described under the caption "Other Matters" or the legal proceedings described in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I were to occur. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company's estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

(In thousands)

                                                                                April 1,            December 31,
                                                                                  2001                    2000
                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $  272,480             $  255,572
   Temporary investments                                                         100,438                122,347
   Trade receivables, less allowance for doubtful accounts of
     $7,860 and $8,858, respectively                                             163,440                139,461
   Inventories                                                                    92,495                102,497
   Income taxes receivable                                                         3,720                  3,758
   Deferred income taxes                                                          41,791                 43,471
   Other current assets                                                           14,040                 15,301
                                                                              ----------             ----------
      Total current assets                                                       688,404                682,407
                                                                              ----------             ----------

Property, plant and equipment, at cost                                           317,774                317,284
   Less: Accumulated depreciation and amortization                              (219,928)              (215,695)
                                                                              ----------             ----------
      Net property, plant and equipment                                           97,846                101,589
                                                                              ----------             ----------

Intangibles, net                                                                  28,214                 29,293
                                                                              ----------             ----------

Other assets                                                                       1,970                  2,150
                                                                              ----------             ----------

                                                                      $  816,434             $  815,439
                                                                             ==========             ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

                                                                                April 1,            December 31,
                                                                                  2001                    2000
                                                                                          (Unaudited)
Current liabilities:
   Accounts payable                                                             $ 120,128             $ 108,168
   Other current liabilities (Note 1)                                             157,405               181,735
   Current portion of capitalized lease obligations                                 2,155                 2,311
                                                                                ---------             ---------
      Total current liabilities                                                   279,688               292,214
                                                                                ---------             ---------

Long-term liabilities                                                               2,900                 4,001
                                                                                ---------             ---------

Deferred income taxes                                                              34,789                30,684
                                                                                ---------             ---------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000 shares,
      none issued                                                                       -                     -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares, none issued                                                       -                     -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 272,590,400 and 272,350,584 shares,
      respectively                                                                  9,085                 9,078
   Additional paid-in capital                                                     299,555               298,877
   Less: 2,307,642 Common Stock treasury shares, at cost                          (13,267)              (13,267)
   Retained earnings                                                              203,684               193,852
                                                                                ---------             ---------

      Total stockholders' equity                                                  499,057               488,540
                                                                                ---------             ---------

                                                                                $ 816,434             $ 815,439
                                                                                =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

                                                                                    For the Quarter Ended
                                                                                April 1,             March 26,
                                                                                  2001                  2000
                                                                                          (Unaudited)
Sales                                                                           $ 278,175            $ 344,897
Cost of sales                                                                     192,490              216,990
                                                                                ---------            ---------
Gross margin                                                                       85,685              127,907
                                                                                ---------            ---------

Operating expenses:
    Selling, general and administrative                                            60,957               65,947
    Research and development                                                       14,076               11,130
    Bad debt credit                                                                  (276)                (701)
                                                                                ---------            ---------
       Total operating expenses                                                    74,757               76,376
                                                                                ---------            ---------

Operating income                                                                   10,928               51,531
Interest and other income, net                                                      5,261                1,233
                                                                                ---------            ---------

Income before income taxes                                                         16,189               52,764
Provision for income taxes                                                         (6,357)                (938)
                                                                                ---------            ---------

Net income                                                                      $   9,832            $  51,826
                                                                                =========            =========

Net income per common share (Note 1):
    Basic                                                                       $    0.04            $    0.19
                                                                                =========            =========
    Diluted                                                                     $    0.04            $    0.19
                                                                                =========            =========

Weighted average common shares outstanding                                        270,158              270,448
                                                                                =========            =========

Weighted average common shares outstanding -
    assuming dilution                                                             270,429              281,235
                                                                                =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                                    For the Quarter Ended
                                                                                April 1,             March 26,
                                                                                  2001                  2000
                                                                                          (Unaudited)
   Cash flows from operating activities:
       Net income                                                            $    9,832           $   51,826
       Non-cash revenue and expense adjustments:
          Depreciation and amortization                                          14,468               23,739
          Deferred income taxes                                                   5,785                    -
          Bad debts                                                                (276)                (701)
          Tax benefit from dispositions of employee stock                            79                  841
          Other                                                                    (336)               1,035
                                                                              ---------            ---------
                                                                                 29,552               76,740
   Changes in assets and liabilities:
       Trade receivables, net                                                   (23,703)              35,025
       Inventories                                                               10,002                6,198
       Other current assets                                                       1,261                4,812
       Accounts payable                                                          11,960              (24,595)
       Other current liabilities                                                (24,330)             (20,837)
       Income taxes                                                                  38               (9,291)
                                                                              ---------            ---------
   Net cash provided by operating activities                                      4,780               68,052
                                                                              ---------            ---------

   Cash flows from investing activities:
       Purchase of property, plant and equipment                                 (8,357)              (5,867)
       Purchase of temporary investments                                        (49,090)             (74,852)
       Sale of temporary investments                                             70,999               30,559
       Net change in other assets/liabilities                                    (1,717)                 251
                                                                              ---------            ---------
   Net cash provided by (used in) investing activities                           11,835              (49,909)
                                                                              ---------            ---------

   Cash flows from financing activities:
       Proceeds from sales of Common Stock                                          606                1,144
       Payments on capitalized lease obligations                                   (313)              (1,066)
                                                                              ---------            ---------
   Net cash provided by financing activities                                        293                   78
                                                                              ---------            ---------
   Net change in cash and cash equivalents                                       16,908               18,221
   Cash and cash equivalents at beginning of period                             255,572              172,706
                                                                              ---------            ---------
   Cash and cash equivalents at end of period                                 $ 272,480            $ 190,927
                                                                              =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company’s management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of April 1, 2001 and December 31, 2000, the results of operations for the quarters ended April 1, 2001 and March 26, 2000 and cash flows for the quarters ended April 1, 2001 and March 26, 2000.

The results of operations for the quarter ended April 1, 2001 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These unaudited, condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in or incorporated into the Company’s latest Annual Report on Form 10-K.

Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - These unaudited, condensed, consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

Fiscal 2001 Calendar - Under the Company’s fiscal calendar, quarters for 2001 end on the following dates compared to the corresponding dates for 2000:

                                                        2001                       2000
                                                       ------                     ------

                               Q1                      April 1                    March 26
                               Q2                      July 1                     June 25
                               Q3                      September 30               September 24
                               Q4                      December 31                December 31
Management believes the 2001 calendar better aligns the Company’s fiscal quarters with its customer’s fiscal quarters. Under the calendar for fiscal 2001, the first quarter of 2001 had 5 more days than the first quarter of 2000 and the fourth quarter of 2001 will have 6 less days than the fourth quarter of 2000.

Revenue Recognition - The Company’s customers include original equipment manufacturers (“OEMs”), end users, retailers, distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables in the accompanying condensed consolidated balance sheets. The reserve for estimated returns totaled $11.2 million and $9.8 million at April 1, 2001 and December 31, 2000, respectively.

In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $14.3 million and $16.8 million at April 1, 2001 and December 31, 2000, respectively, and is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Price Protection and Rebates - The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to certain limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers’ inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and estimated rebates given to consumers at time of purchase from channel partners.

Reserves for rebates and price protection credits totaled $39.0 million at both April 1, 2001, and December 31, 2000 and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

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

Temporary Investments - Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at April 1, 2001 and December 31, 2000 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper and corporate notes, bonds and paper. The Company seeks to minimize its credit risk associated with temporary investments by using investment grade, highly liquid securities. All of the Company’s temporary investments are classified as available-for-sale securities.

Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                            April 1,       December 31,
                                                                              2001             2000
                                                                           ---------       ------------
                                                                                  (In thousands)
              Raw materials                                                 $ 22,745        $  25,462
              Work-in-process                                                  5,329            4,740
              Finished goods                                                  54,118           64,648
              Inventory associated with estimated returns                     10,303            7,647
                                                                            --------        ---------
                                                                            $ 92,495        $ 102,497
                                                                            ========        =========
Other Current Liabilities - Other current liabilities consist of the following:

                                                                            April 1,       December 31,
                                                                              2001             2000
                                                                           ---------       ------------
                                                                                  (In thousands)
              Accrued payroll, vacation and bonus                         $   14,915       $   21,020
              Margin on deferred revenue                                      14,255           16,776
              Accrued warranty                                                12,622           13,315
              Accrued advertising                                             43,629           53,557
              Inventory purchase commitments                                   6,781            3,378
              Other accrued liabilities                                       65,203           73,689
                                                                          ----------       ----------
                                                                         $  157,405       $  181,735
                                                                          ==========       ==========
Reclassifications - Certain reclassifications were made to the prior periods’ unaudited, condensed, consolidated financial statements and notes to condensed, consolidated financial statements to conform to the current period presentation.

Net Income Per Common Share - Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter ended March 26, 2000 was determined under the assumption that the convertible subordinated notes were converted on January 1, 2000. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                    Net
                                                                  Income              Shares          Per Share
                                                                (Numerator)       (Denominator)        Amount
                                                                ------------      --------------     -----------

         For the Quarter Ended:
         April 1, 2001:
         Basic EPS                                                  $  9,832           270,158          $ 0.04
            Effect of options                                              -               271
                                                                    --------           -------          ------
         Diluted EPS                                               $  9,832           270,429          $ 0.04
                                                                    ========           =======          ======

         March 26, 2000:
         Basic EPS                                                  $ 51,826           270,448          $ 0.19
            Effect of options                                              -             1,571
            Effect of convertible subordinated notes                     753             9,216
                                                                    --------           -------          ------
         Diluted EPS                                              $ 52,579           281,235          $ 0.19
                                                                    ========           =======          ======
For the quarters ended April 1, 2001 and March 26, 2000, there were outstanding options to purchase 7,436,209 and 9,045,814 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters.

(2)     INCOME TAXES

For the quarter ended April 1, 2001, the Company recorded an income tax provision of $6.4 million on pre-tax income of $16.2 million. The tax provision for the first quarter of 2001 was calculated using an estimated annual effective tax rate of approximately 39%. This compares to an income tax provision of $0.9 million on pre-tax income of $52.8 million representing a tax rate of 2% for the first quarter of 2000, reflecting a $20.1 million decrease in the valuation allowance for net deferred income taxes.

The Company's deferred tax assets and liabilities are as follows:

                                                                            April 1,        December 31,
                                                                              2001              2000
                                                                           ---------        ------------
                                                                                   (In thousands)
              Current deferred tax assets                                  $  41,791         $ 43,471
              Non-current deferred tax assets                                 49,838           46,939
                                                                              ------           ------
                  Total deferred tax assets                                   91,629           90,410
                                                                              ------           ------

              Non-current deferred tax liabilities:
                  Tax on unremitted foreign earnings                         (62,407)         (55,393)
                  Nomai goodwill                                              (6,347)          (6,775)
                                                                              ------           ------
                                                                             (68,754)         (62,168)
              Non-current valuation allowance                                (15,873)         (15,455)
                                                                             -------          -------
                  Net deferred tax assets                                  $   7,002        $  12,787
                                                                           =========        =========

              As reported on the balance sheet:
              Current deferred tax assets                                  $  41,791         $ 43,471
                                                                           =========         ========
              Non-current deferred tax liabilities                         $  34,789         $ 30,684
                                                                           =========         ========
The Company continues to maintain a full valuation allowance of $15.9 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36.3 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

At April 1, 2001, the Company had $10.9 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $27.9 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020.

Cash paid for income taxes was $0.7 million for the first quarter of 2001 and $0.9 million for the corresponding period in 2000.

U.S. taxes have not been provided for unremitted foreign earnings of $112 million. These earnings are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million.

(3)     DEBT

Capital Leases - The Company has entered into various agreements to obtain capital lease financing for the purchase of certain manufacturing and other equipment. The leases have terms ranging from 36 to 60 months and mature at various dates through April 2002. Principal and interest payments under the various agreements are payable monthly or quarterly. Interest rates are fixed and range from 7.1% to 10.2%. The leases are secured by the underlying leased equipment.

Cash paid for interest was $0.1 million and $2.0 million, respectively, for the first quarters of 2001 and 2000. Cash paid for interest for the first quarter of 2001 was for interest on capital leases, while cash paid for interest for the first quarter of 2000 included interest for the convertible subordinated notes that were redeemed in October 2000 and for interest on capital leases. Included in interest expense for the first quarter 2000 was $0.5 million of amortization of deferred charges associated with obtaining debt.

(4)     BUSINESS SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in Note 1 of Notes to the Condensed Consolidated Financial Statements “Significant Accounting Policies”. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment’s operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip®, Jaz®, Iomega® CD-RW and PocketZip™ (formerly Clik!™) The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also includes the development, manufacture, distribution and sales of FotoShow™ digital image centers, which were introduced during the third quarter of 2000. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The CD-RW segment includes the distribution of the Predator™ 8X4X32 drive introduced during the fourth quarter of 2000. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The PocketZip segment also includes the development, manufacture, distribution and sales of HipZip™ digital audio players, which were introduced during the third quarter of 2000.

The “Other” category includes branded products such as Microdrive™, CompactFlash™ and SmartMedia™ and other products such as software, Ditto® tape products and other miscellaneous items.

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes.

Reportable Operating Segment Information:

                                                                                For the Quarter Ended
                                                                            -----------------------------
                                                                             April 1,           March 26,
                                                                               2001                2000
                                                                            ---------           ---------
                                                                                    (In thousands)
                Sales:
                   Zip                                                      $ 204,485           $ 278,517
                   Jaz                                                         26,561              51,847
                   CD-RW                                                       44,484              10,778
                   PocketZip                                                    1,286               2,054
                   Other                                                        1,359               1,701
                                                                            ---------           ---------
                      Total sales                                           $ 278,175           $ 344,897
                                                                            =========           =========

                Product profit margin (loss):
                   Zip                                                      $  54,859           $  87,941
                   Jaz                                                          9,663              12,463
                   CD-RW                                                       (5,904)               (104)
                   PocketZip                                                   (8,053)            (16,269)
                   Other                                                       (6,345)             (2,363)
                                                                            ---------           ---------
                      Total product profit margin                              44,220              81,668

                Common operating expenses:
                   General corporate expenses                                 (33,292)            (30,137)
                   Interest and other income, net                               5,261               1,233
                                                                            ---------           ---------
                      Income before income taxes                            $  16,189           $  52,764
                                                                            =========           =========

(5)     RESTRUCTURING CHARGES

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales. This $14.1 million was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million of the total pre-tax restructuring charges were reported separately.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999 and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

Second Quarter 1999 Restructuring Actions. During the second quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the financial statements. The restructuring actions included in the second quarter charge included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company’s magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company’s facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charge was comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company’s operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company estimated that annual cost savings may approximate $40 million when these actions have been fully implemented. The savings were primarily a result of reductions in salaries, rent and depreciation. However, it was also anticipated that these savings would be offset by increased spending in other areas such as advertising.

As of April 1, 2001, all of the restructuring reserves associated with the second quarter 1999 U.S. restructuring actions have been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products and development projects; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities and payment of severance and benefits in the United States. As of April 1, 2001, all of the restructuring reserves associated with the second quarter 1999 international restructuring actions have been utilized including the disposition of all France and Scotland assets and liabilities, except for certain contract obligations in France. The contract obligations in France remain under dispute and therefore have not been settled. Accordingly, there was no activity in the current quarter on the contract obligations. The second quarter 1999 restructuring reserves originally totaled $41.9 million. Remaining restructuring reserves in the amount of $1.4 million are included in the Company’s balance sheet as of April 1, 2001 in other current liabilities. There was no activity in the second quarter 1999 restructuring reserves for the quarter ended April 1, 2001. Current balances of the second quarter 1999 restructuring reserves are summarized below:

                                                        Balance                Utilized             Balance
                                                       12/31/00           Cash         Non-Cash     04/01/01
                                                       --------        ----------    ------------  ----------
       Second Quarter 1999                                               (in thousands)
         Restructuring Actions:

         France/Scotland Consolidation:
            Contract obligations (a)(b)                $  1,414         $      -       $       -      $  1,414
                                                       ========         ========       =========      ========

         Balance Sheet Breakout:
           Other current liabilities                   $  1,414         $      -       $       -      $  1,414
                                                       ========         ========       =========      ========

           (a) Amounts represent primarily cash charges.
           (b) Amounts relate to commitments associated with the manufacturing of floppy drives.
Second Half 1999 Restructuring Actions. During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the accompanying financial statements. An additional charge of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory, a $2.1 million charge for a write-off of intangibles and exit costs including contract obligations associated with service contracts associated with the Avranches operations. The $2.1 million write-off of intangibles represented the unamortized amount of the original $2.3 million associated with other Nomai products that were discontinued as part of the cessation. The second half restructuring charges also included reserves of $11.5 million of inventory and fixed asset reserves associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit accruals associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

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

The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves, specifically severance and benefits, related to manufacturing cessation in Avranches, France will take longer to utilize. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

The contract obligations in France remain under dispute and therefore have not been settled. Accordingly, there was no activity in the current quarter on the contract obligations.

The second half 1999 restructuring reserves originally totalled $25.9 million. Remaining restructuring reserves in the amount of $1.8 million are included in the Company's balance sheet as of April 1, 2001 in other current liabilities and trade receivables. Utilization of the second half 1999 restructuring reserves during the quarter ended April 1, 2001 is summarized below:

                                                 Balance             Utilized                 Balance
                                                12/31/00         Cash       Non-Cash          04/01/01
                                                --------       ---------   ----------        ----------
Second Half 1999                                                  (in thousands)
Restructuring Actions:

Manufacturing Cessation -
   Avranches, France:
   Trade receivables (a)                         $      47      $     -     $     47       $       -
   Other commitments (b)(c)                            511          356           62              93
   Contract obligations (b)                          1,581            -            -           1,581
   Severance and benefits (b)                          495          350            -             145
                                                 ---------      -------     --------       ---------
                                                 $   2,634      $   706     $    109       $   1,819
                                                 =========      =======     ========       =========

Balance Sheet Breakout:
   Other current liabilities (b)                 $   2,587     $    706     $      62      $   1,819

   Trade receivables (a)                                47            -            47              -
                                                 ---------     --------     ---------      ---------
                                   $   2,634     $    706     $     109      $   1,819
                                                 =========     ========     =========      =========

(a)      Amounts represent primarily non-cash charges.
(b)      Amounts represent primarily cash charges.
(c)      Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

(6)     COMMITMENTS AND CONTINGENCIES

Litigation

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company's financial position or results of operations, except that, as indicated below, an adverse judgment or settlement of certain claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs (or is implemented).

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleges that a defect in the Company's Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture, and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. With respect to this motion, on April 10, 2000, the Attorney General of the State of Delaware filed a brief in opposition. The Court has not yet decided the motion to dismiss. On April 25, 2000, the plaintiffs moved to further amend their complaint to add an additional plaintiff who is a Delaware resident, which amendment the Court allowed on May 23, 2000 over the Company's opposition. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court is expected to hold a hearing on or about June 8, 2001 to consider final approval of the settlement. Pursuant to the terms of the proposed settlement, class members who do not opt out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip drive products and/or media. The level of the rebate will depend on whether the class member's Zip drive manifested a clicking problem. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding clicking Zip drives. It will also make a charitable donation of Zip drives and related software, media and service, with a total retail value of $1 million. Finally, counsel for the class will apply to the Court for an award of attorneys' fees and costs in the amount of $4.7 million. The accompanying financial statements reflect accruals for the charitable donations and for plaintiffs' attorneys' fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company's part and, as noted, is subject to the Court's approval. Although the Company does not expect this settlement or, if the settlement is not approved, the suit or the Texas Claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint requests injunctive relief against the Company, as well as monetary damages. On October 26, 1999, the court granted the plaintiff's motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. Valitek has now settled its lawsuit against Hewlett-Packard and Imation. The Company intends to vigorously defend against this suit.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks "Iomega," "Zip" and "Jaz." The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On November 15, 1999, Castlewood filed an amended answer and counterclaims, adding several affirmative defenses. The Company filed a reply to this amended answer and counterclaims on January 5, 2000. On February 23, 2000, Castlewood filed another amended answer and counterclaims. Because this amended answer contained no new counterclaims, the Company did not file a reply. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company's U.S. Patent No. 6,049,444. The Company's complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. On April 13, 2001, the parties agreed to stay all proceedings for 60 days to determine whether or not this dispute can be resolved through mediation. In addition, on September 17, 1999, the Company initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. The Company sought a preliminary injunction preventing the sale of Castlewood's infringing products. Additionally, on September 20, 1999, the Company initiated litigation on this same basis against Motek, a French retailer of Castlewood's products, in the Paris District Court. The court has since denied the Company's request for a preliminary injunction with respect to the Company's patent claims and granted the Company's motion for a preliminary injunction with respect to the Company's trademark claims. The action on the merits was withdrawn from the records of the court with the consent of both parties. Either party may revive it within two years. On November 29, 1999, the Company filed a second suit against Castlewood and Motek in Paris for patent infringement. The court denied the Company's motion for preliminary injunction. This suit was also withdrawn from the records of the court, but can be revived by either party within two years.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on December 8, 2000, IPDN Corporation filed a patent infringement complaint against the Company, IPDN Corporation v. Iomega Corporation, in the U.S. District Court for the Eastern District of Missouri. IPDN contends that the Company's sale of the HipZip product constitutes patent infringement as the HipZip incorporates features or functions that infringe one or more claims of the IPDN patents. On March 14, 2001, the Company filed a motion to transfer the litigation to Utah. On April 2, 2001, IPDN filed its opposition to this motion. The Company filed its reply on April 19, 2001. The motion to transfer is currently pending before the Court. The Company intends to vigorously defend against this lawsuit.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on March 23, 2001, the Company initiated litigation against Albi Media Manufacturing, SARL ("AMM") in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM's production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company's Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM before the Tribunal de Grande Instance de Paris. The motion seeks injunctive relief against the continued manufacture, marketing and sale by AMM of the Swap 100MB disk or other disks which infringe the Company's patent rights. A hearing is scheduled before the court on June 22, 2001. AMM has changed its name from Albi Media Manufacturing SARL to Advanced Mass Memories, SARL. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

Nomai/AMM Litigation:

Nomai S.A. ("Nomai") is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai's acquisition of certain assets of RPS Media S.A, in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets, (2) AMM's involvement in a research and development contract known as the "Magic" project, and (3) Nomai's subsequent disposition of AMM in September 1999.

On February 18, 2000, Maitre Jean Jacques Savenier, the Commissaire a l'execution du Plan (bankruptcy trustee) for RPS Media, S.A., filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai's former management before the Commercial Court of Albi, France in connection with Nomai's acquisition during 1997 of certain assets of RPS Media in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $13,500) until Nomai invests FF 48 million (approximately $6.5 million) and hires 100 people. An initial hearing before the Commercial Court was held on April 4, 2000. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $13,500) for each day of noncompliance. The next hearing in the case is scheduled for June 8, 2001. Nomai intends to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (parties involved with AMM in the Magic project) filed a lawsuit before the Commercial Court of Toulouse, France against AMM. Nomai is obligated to indemnify for and defend against the lawsuit under the agreement whereby Nomai divested its ownership of AMM to its new owner, Alain Bouttier. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to the Magic project. The lawsuit claims total damages of approximately FF 75 million (approximately $10.3 million). The Court held hearings in the case on June 26, 2000, November 13, 2000 and February 5, 2001. The next hearing is scheduled for May 14, 2001. Based on the indemnification obligations described above, Nomai intends to vigorously defend against these allegations.

On January 3, 2001, Nomai was served with a notice of arbitration from Computer Memories Storage, SARL ("CMS"), the holding company organized by Alain Bouttier to own AMM. On February 26, 2001, CMS and AMM filed their complete request for arbitration. Their action is based on alleged breaches by Nomai of the agreement whereby Nomai divested its ownership of AMM to Mr. Bouttier. In particular, CMS and AMM claim that AMM suffered damages as a result of (i) Nomai's treatment of AMM assets prior to the sale to Mr. Bouttier and (ii) alleged breaches by Nomai of certain post-disposition obligations to AMM. CMS and AMM seek the nullification of non-competition obligations between AMM and Nomai and claim damages of approximately FF 142 million (approximately $19.5 million). These claims overlap with those asserted in the Savenier and Magic matters described above. The arbitration will be heard before a three-member arbitration panel in Paris. The arbitration panel has been appointed and is commencing the proceeding. On April 20, 2001, Nomai filed a statement of defenses and certain counterclaims against CMS and AMM. Nomai intends to vigorously defend against these allegations.

On January 19, 2001, the Commercial Court of Coutances, France, which has jurisdiction over Nomai's commercial registration, ordered Nomai to appear at a hearing before the Court on February 6, 2001. The purpose of the hearing was to evaluate Nomai's solvency, and, if Nomai were found insolvent, to start a judicial reorganization proceeding. The Court ordered Nomai to provide documentation related to its solvency before a hearing, which was held on April 24, 2001. The Court is expected to issue its ruling in the case before the end of May 2001.

On March 29, 2001, Conseil & Technique filed a lawsuit before the Tribunal de Commerce of Toulouse against Iomega International, S.A. and Nomai. This lawsuit is based on the same matter as the Magic project lawsuit against AMM described above. Conseil & Technique claims that Nomai and Iomega International sabotaged the Magic project and interfered with AMM's performance of the agreements underlying the Magic project to prevent the development of a competing product. The lawsuit asks the court to recognize Conseil & Technique as the owner of the intellectual property rights in the Magic project and to award damages against Nomai and/or Iomega International totaling approximately FF 8 million (approximately $1.1 million). A hearing before the Toulouse court is scheduled for June 19, 2001. Iomega International S.A. and Nomai intend to vigorously defend against these allegations.

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

(7)     OTHER MATTERS

Significant Customers - During the quarter ended April 1, 2001, sales to Ingram Micro, Inc., Tech Data Corporation and CompUSA Inc. accounted for 13.6%, 11.6% and 10.3% of consolidated sales, respectively. No other single customer accounted for more than 10% of the Company's sales for the quarter ended April 1, 2001. No single customer accounted for more than 10% of consolidated sales for the quarter ended March 26, 2000.

Forward Exchange Contracts - The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company's functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months.

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

At April 1, 2001, outstanding forward exchange purchase (sales) contracts, which all mature in June 2001, were as follows (Rates are quoted as United States dollar per other currency unit):

                                                                              Contracted
                                                                               Forward               Spot
                                                           Amount                Rate                Rate
                                                       --------------        --------------      ----------

                European Currency Unit                      400,000               1.13               1.14
                Japanese Yen                           (190,000,000)            121.94             126.33
                Singapore Dollar                          1,700,000               1.79               1.81
                Swiss Franc                              (1,700,000)              1.72               1.74
                British Pound                              (250,000)               .70                .71
The contracts are revalued at the month-end spot rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

IOMEGA CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FISCAL 2001 CALENDAR

Under the Company’s fiscal calendar, quarters for 2001 end on the following dates compared to the corresponding dates for 2000:

                                           2001                2000
                                        ----------         ------------

                      Q1                April 1             March 26
                      Q2                July 1              June 25
                      Q3                September 30        September 24
                      Q4                December 31         December 31
Management believes the 2001 calendar better aligns the Company’s fiscal quarters with its customer’s fiscal quarters. Under the calendar for fiscal 2001, the first quarter of 2001 had 5 more days than the first quarter of 2000 and the fourth quarter of 2001 will have 6 less days than the fourth quarter of 2000.

BUSINESS SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in Note 1 of Notes to the Condensed Consolidated Financial Statements “Significant Accounting Policies”. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment’s operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip®, Jaz®, Iomega® CD-RW and PocketZip™ (formerly Clik!™) The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also includes the development, manufacture, distribution and sales of FotoShow™ digital image centers, which were introduced during the third quarter of 2000. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The CD-RW segment includes the distribution of the Predator™ 8X4X32 drive introduced during the fourth quarter of 2000. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The PocketZip segment also includes the development, manufacture, distribution and sales of HipZip™ digital audio players, which were introduced during the third quarter of 2000.

The “Other” category includes branded products such as Microdrive™, CompactFlash™ and SmartMedia™ and other products such as software, Ditto® tape products and other miscellaneous items.

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes.

Reportable Operating Segment Information:

                                                                          For the Quarter Ended
                                                                       April 1,           March 26,
                                                                        2001                 2000
                                                                     ----------           ----------
                                                                             (In thousands)
      Sales:
         Zip                                                         $ 204,485            $ 278,517
         Jaz                                                            26,561               51,847
         CD-RW                                                          44,484               10,778
         PocketZip                                                       1,286                2,054
         Other                                                           1,359                1,701
                                                                     ---------            ---------
            Total sales                                              $ 278,175            $ 344,897
                                                                     =========            =========

      Product profit margin (loss):
         Zip                                                         $  54,859            $  87,941
         Jaz                                                             9,663               12,463
         CD-RW                                                          (5,904)                (104)
         PocketZip                                                      (8,053)             (16,269)
         Other                                                          (6,345)              (2,363)
                                                                     ---------            ---------
            Total product profit margin                                 44,220               81,668

      Common operating expenses:
         General corporate expenses                                    (33,292)             (30,137)
         Interest and other income, net                                  5,261                1,233
                                                                     ---------           ----------
            Income before income taxes                               $  16,189           $   52,764
                                                                     =========           ==========

SEASONALITY

The Company's Zip products are targeted primarily to the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company's Jaz products are targeted primarily to the business professional market. The Company's CD-RW products are targeted to the retail consumer and enterprise markets. The Company's PocketZip products are targeted to the enterprise market, to various electronics device OEMs and to the retail consumer markets. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

RESULTS OF OPERATIONS

The Company reported net income of $9.8 million, or $0.04 per diluted share, for the first quarter of 2001. This net income compares to first quarter 2000 net income of $51.8 million, or $0.19 per diluted share, which included $20.1 million, or $.07 per diluted share, attributable to a decrease in the valuation allowance for net deferred tax assets.

SALES

Sales for the quarter ended April 1, 2001 of $278.2 million decreased by $66.7 million, or 19.3%, when compared to sales of $344.9 million for the first quarter of 2000. This decrease was primarily a result of lower Zip drive and disk sales and lower Jaz drive and disk sales, offset in part by higher CD-RW drive sales. Total drive sales of $175.9 million decreased by 8.3% compared to the first quarter of 2000. Total drive units shipped (excluding licensees) for the quarter ended April 1, 2001 decreased by 10.7% compared to the first quarter of 2000. Total disk sales of $99.4 million decreased by 33.5% compared to the first quarter of 2000. Total disk units shipped for the quarter ended April 1, 2001 decreased by 24.1% compared to the first quarter of 2000. Additionally, the decrease in revenue was impacted by price reductions and rebates, the majority associated with Zip products, which reflected the Company's strategy to gain increased market penetration for its Zip products.

Zip product sales for the first quarter of 2001 totaled $204.5 million, representing a decrease of $74.0 million, or 26.6% ,compared to sales of $278.5 million for the first quarter of 2000. Sales of Zip products represented 73.5% of total sales for the first quarter of 2001, compared to 80.8% for the first quarter of 2000. Zip drive sales of $120.5 million for the first quarter of 2001 decreased by $40.6 million, or 25.2%, from $161.1 million in the 2000 first quarter primarily as a result of lower demand for Zip drives in the retail and distribution channels. The Company's Zip drive units shipped decreased by 21.4% from the first quarter of 2000. Zip drive units shipped to OEM's decreased 8.1% while OEM revenue was virtually unchanged when compared to the first quarter of 2000, due to increased sales mix of higher priced Zip 250MB drives to OEM's during the 2001 first quarter. Shipments of Zip OEM drives (excluding licensee shipments) accounted for approximately 43% of total Zip drive shipments in the first quarter of 2001, compared to approximately 37% in the first quarter of 2000. Zip disk units shipped decreased by 23.3% from the first quarter of 2000. Zip disk revenue of $83.8 million for the first quarter of 2001 decreased by $32.8 million, or 28.2%, from $116.6 million for the first quarter of 2000. When compared to the first quarter of 2000, pricing actions accounted for $38.0 million of the decrease in Zip product revenue and lower units shipped, net of favorable product mix, accounted for $36.0 million of the decrease in Zip product revenue.

Jaz product sales for the first quarter of 2001 totaled $26.6 million, representing a decrease of $25.2 million or 48.8% compared to sales of $51.8 million for the first quarter of 2000. Sales of Jaz products represented 9.5% of total sales for the first quarter of 2001, compared to 15.0% for the first quarter of 2000. Jaz drive and disk units shipped decreased by 42.7% and 47.9%, respectively, when compared to the first quarter of 2000. Lower units shipped and pricing actions accounted for $23.7 million and $1.5 million, respectively, of the decrease in Jaz revenue when compared to the first quarter of 2000.

CD-RW product sales for the first quarter of 2001 totaled $44.5 million, representing a $33.7 million, or greater than 3 times increase compared to sales of $10.8 million for the first quarter of 2000. Sales of CD-RW products represented 16.0% of total sales for the first quarter of 2001 compared to 3.1% for the first quarter of 2000. CD-RW units shipped increased greater than 4 times compared to the first quarter of 2000. Higher units shipped accounted for $39.3 million of the increased sales and was partially offset by pricing actions of $5.6 million resulting primarily from competitive pressures that reduced CD-RW revenue when compared to the first quarter of 2000.

PocketZip product sales for the first quarter of 2001 totaled $1.3 million, representing a decrease of $0.8 million, or 37.4%, compared to sales of $2.1 million for the first quarter of 2000. Sales of PocketZip products represented 0.5% of total sales in the first quarter of 2001, compared to 0.6% for the first quarter of 2000. PocketZip drive units shipped were unchanged compared to the first quarter of 2000, while PocketZip disks units shipped decreased by 34.4%. Pricing actions and lower disk units shipped accounted for $0.5 million and $0.3 million, respectively, of the decrease in PocketZip revenue when compared to the first quarter of 2000.

Geographically, sales in the Americas totaled $191.3 million, or 68.8% of total sales, in the first quarter of 2001, compared to $217.5 million, or 63.1% of total sales, in the first quarter of 2000. This decrease was primarily due to lower Zip and Jaz sales, partially offset by higher CD-RW sales. Sales in Europe totaled $67.8 million, or 24.4% of total sales, in the first quarter of 2001, compared to $95.0 million, or 27.5% of total sales, in the first quarter of 2000. This decrease was primarily due to lower Zip and Jaz sales, partially offset by increased CD-RW sales. Sales in Asia totaled $19.0 million, or 6.8% of total sales, in the first quarter of 2001, compared to $32.5 million, or 9.4% of total sales, in the first quarter of 2000. This decrease was primarily due to lower Zip sales.

GROSS MARGIN

The Company's overall gross margin was $85.7 million, or 30.8%, in the first quarter of 2001, compared to $127.9 million, or 37.1%, in the first quarter of 2000. This decrease in gross margin of $42.2 million was due primarily to lower Zip gross margins reflecting lower Zip drive and Zip disk revenue resulting from volume and pricing actions. Zip margins were also negatively impacted by a lower proportion of disk sales to drive sales and by a higher mix of OEM drive sales, partially offset by a favorable mix of higher margin Zip 250MB products compared to Zip 100MB products.

Jaz and CD-RW gross margins declined in the first quarter of 2001 compared to the first quarter of 2000. However, these declines were substantially offset by gross margin improvements in PocketZip reflecting non-restructuring charges of $7.4 million recorded during the first quarter of 2000 as cost of sales. These non-restructuring charges were comprised of $3.7 million for excess PocketZip disk manufacturing capacity, $2.8 million to reflect a reduction in the estimated net realizable value of PocketZip PC Card drive inventory, $0.6 million for excess PocketZip PC Card drive manufacturing capacity and $0.3 million for PocketZip PC Card drive purchase commitments. The $3.7 million excess PocketZip disk manufacturing capacity was due to the Company not achieving or expecting to achieve its overall disk sales volumes. As a result, undiscounted future cash flows were not expected to enable recovery of the carrying value of the equipment. The $2.8 million in PocketZip PC Card drive inventory charges was due to a reduction in the estimated net realizable value of PocketZip PC Card drives because expected undiscounted cash flows would not enable recovery of costs. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization.

Future gross margin percentages will depend on: sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB and Zip 250MB drives and disks, as sales of Zip 250MB products have higher gross margins; sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; the mix between Zip, Jaz, and PocketZip products, as well as the mix of lower margin branded products such as CD-RW, Microdrive, CompactFlash and SmartMedia; any future pricing actions or promotions; the ability to cover fixed costs associated with recently introduced products such as HipZip and FotoShow; and potential start-up costs on introducing new products including Peerless.

SEGMENT PRODUCT PROFIT MARGIN

Zip segment product profit margin for the first quarter 2001 of $54.9 million decreased by $33.0 million, or 37.6%, compared to Zip segment product profit margin of $87.9 million for the first quarter of 2000. Product profit margin as a percentage of Zip sales decreased to 26.8% for the first quarter of 2001, compared to 31.6% for the first quarter of 2001. The $33.0 million decrease in product profit margin was primarily due to pricing actions and lower units shipped.

Jaz segment product profit margin for the first quarter of 2001 of $9.7 million decreased by $2.8 million, or 22.5%, compared to Jaz segment product profit margin of $12.5 million for the first quarter of 2000. Product profit margin as a percentage of Jaz sales increased to 36.4% for the first quarter of 2001, compared to 24.0% for the first quarter of 2000. Although volumes declined, product profit margin as a percentage of Jaz sales increased primarily from lower warranty and repair costs, and lower depreciation expenses.

CD-RW segment product loss for the first quarter of 2001 was $5.9 million. The loss increased $5.8 million compared to a loss of $0.1 million for the first quarter of 2000. The $5.8 million increase in product loss resulted primarily from price reductions, higher royalty fees and other manufacturing costs due to increased product offerings. During the first quarter of 2001, the Company shipped 5 different CD-RW drive models, compared to only 1 drive model during the first quarter of 2000.

PocketZip segment product loss of $8.1 million decreased $8.2 million in the first quarter of 2001, compared to PocketZip segment product loss of $16.3 million in the first quarter of 2000. The PocketZip segment product loss in the first quarter of 2000 included a charge of $7.4 million to reflect a reduction in the estimated net realizable value of inventory and equipment associated with the PocketZip PC Card drive and PocketZip disks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Including Bad Debt)

Selling, general and administrative expenses (including bad debt) of $60.7 million for the first quarter of 2001 decreased by $4.5 million, or 7.0%, compared to $65.2 million for the first quarter of 2000. Selling, general and administrative expenses increased as a percentage of sales to 21.8% for the first quarter of 2001, from 18.9% in the corresponding quarter of 2000, as a result of lower sales during the first quarter of 2001. The $4.5 million decrease in selling, general and administrative expenses resulted primarily from reduced bonus accruals.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $14.1 million for the first quarter of 2001 increased by $3.0 million, or 26.5%, when compared to $11.1 million for the first quarter of 2000. Research and development expenses increased as a percentage of sales to 5.1% in the first quarter of 2001, from 3.2% in the first quarter of 2000. The increase in research and development expenses for the first quarter of 2001 was due primarily to increased spending for the development of the new Peerless drive system and for software development, partially offset by lower Jaz research and development expenditures.

RESTRUCTURING CHARGES

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million, as a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales. This $14.1 million was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million of the total pre-tax restructuring charges were reported separately.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999 and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

Second Quarter 1999 Restructuring Actions. During the second quarter ended June 27, 1999, the Company recorded a pre-tax restructuring charge of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the financial statements. The restructuring actions included in the second quarter charge included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company's facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charge was comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company's operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company estimated that annual cost savings may approximate $40 million when these actions have been fully implemented. The savings were primarily a result of reductions in salaries, rent and depreciation. However, it was also anticipated that these savings would be offset by increased spending in other areas such as advertising.

As of April 1, 2001, all of the restructuring reserves associated with the second quarter 1999 U.S. restructuring actions have been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products and development projects; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities and payment of severance and benefits in the United States. As of April 1, 2001, all of the restructuring reserves associated with the second quarter 1999 international restructuring actions have been utilized including the disposition of all France and Scotland assets and liabilities, except for certain contract obligations in France. The contract obligations in France remain under dispute and therefore have not been settled. Accordingly, there was no activity in the current quarter on the contract obligations.

The second quarter 1999 restructuring reserves originally totaled $41.9 million. Remaining restructuring reserves in the amount of $1.4 million are included in the Company's balance sheet as of April 1, 2001 in other current liabilities. There was no activity in the second quarter 1999 restructuring reserves for the quarter ended April 1, 2001. Current balances of the second quarter 1999 restructuring reserves are summarized below:

                                                        Balance            Utilized              Balance
                                                       12/31/00         Cash         Non-Cash     04/01/01
                                                      ----------      --------     -----------   ----------
         Second Quarter 1999                                                 (in thousands)
         Restructuring Actions:

         France/Scotland Consolidation:
            Contract obligations (a)(b)                $  1,414      $      -        $      -      $  1,414
                                                       ========      ========        ========      ========

         Balance Sheet Breakout:
           Other current liabilities                   $  1,414      $      -        $      -      $  1,414
                                                       ========      ========        ========      ========

(a)      Amounts represent primarily cash charges.
(b)      Amounts relate to commitments associated with the manufacturing of floppy drives.
Second Half 1999 Restructuring Actions. During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the accompanying financial statements. An additional charge of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory, a $2.1 million charge for a write-off of intangibles and exit costs including contract obligations associated with service contracts associated with the Avranches operations. The $2.1 million write-off of intangibles represented the unamortized amount of the original $2.3 million associated with other Nomai products that were discontinued as part of the cessation. The second half restructuring charges also included reserves of $11.5 million of inventory and fixed asset reserves associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit accruals associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

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

The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. Therefore, the restructuring reserves, specifically severance and benefits, related to manufacturing cessation in Avranches, France will take longer to utilize. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

The contract obligations in France remain under dispute and therefore have not been settled. Accordingly, there was no activity in the current quarter on the contract obligations.

The second half 1999 restructuring reserves originally totalled $25.9 million. Remaining restructuring reserves in the amount of $1.8 million are included in the Company's balance sheet as of April 1, 2001 in other current liabilities and trade receivables. Utilization of the second half 1999 restructuring reserves during the quarter ended April 1, 2001 is summarized below:

                                                 Balance        Utilized                      Balance
                                                12/31/00          Cash         Non-Cash       04/01/01
                                               ----------      ----------     ----------     ----------
Second Half 1999                                                  (in thousands)
Restructuring Actions:

Manufacturing Cessation -
   Avranches, France:
   Trade receivables (a)                         $      47      $     -       $    47       $       -
   Other commitments (b)(c)                            511          356            62              93
   Contract obligations (b)                          1,581            -             -           1,581
   Severance and benefits (b)                          495          350             -             145
                                                 ---------      -------       -------       ---------
                                                 $   2,634      $   706       $   109       $   1,819
                                                 =========      =======       =======       =========

Balance Sheet Breakout:
   Other current liabilities (b)                 $   2,587      $   706       $    62       $   1,819
   Trade receivables (a)                                47            -            47               -
                                                 ---------      -------       -------       ---------
                                                 $   2,634      $   706       $   109       $   1,819
                                                 =========      =======       =======       =========

(a)      Amounts represent primarily non-cash charges.
(b)      Amounts represent primarily cash charges.
(c)      Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

INTEREST AND OTHER INCOME AND EXPENSE

Interest income of $5.3 million in the first quarter of 2001 increased from $3.5 million in the first quarter of 2000. Higher average cash and investment balances during the first quarter 2001 resulted in higher interest income when compared to the first quarter of 2000.

Interest expense of $0.1 million during the first quarter of 2001 decreased $1.3 million from $1.4 million during the first quarter of 2000. The lower interest expense resulted from no debt balances in 2001 other than capital lease obligations of $2.2 million compared to the first quarter of 2000, when the Company had $45.5 million in convertible subordinated notes outstanding and capital lease obligations of $5.8 million. The convertible subordinated notes were paid off in October 2000.

Included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the quarter ended April 1, 2001, the Company recorded an income tax provision of $6.4 million on pre-tax income of $16.2 million. The tax provision for the first quarter of 2001 was calculated using an estimated annual effective tax rate of approximately 39%. This compares to an income tax provision of $0.9 million on pre-tax income of $52.8 million representing a tax rate of 2% for the first quarter of 2000, reflecting a $20.1 million decrease in the valuation allowance for net deferred income taxes.

At April 1, 2001, the Company had total deferred tax assets of $91.6 million related to foreign and domestic operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards. At April 1, 2001, the total deferred tax assets were reduced by deferred tax liabilities of $68.7 million which are composed primarily of tax liabilities on unremitted foreign earnings, and by a valuation allowance of $15.9 million.

The Company continues to maintain a full valuation allowance of $15.9 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36.3 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

At April 1, 2001, the Company had $10.9 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $27.9 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2001, the Company had cash, cash equivalents and temporary investments of $372.9 million, compared to $377.9 million at December 31, 2000, a decrease of $5.0 million or 1.3%. The $5.0 million decrease of cash, cash equivalents and temporary investments for the first quarter of 2001 compares to an increase of $62.5 million for the first quarter of 2000.

At April 1, 2001, $187.5 million of cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe) compared to $178.7 million at December 31, 2000. Deferred tax liabilities for estimated U.S. federal and state taxes of $62.4 million and $55.4 million as of April 1, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $160.0 million and $142.0 million as of April 1, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112 million which are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million.

Working capital of $408.7 million increased by $18.5 million when compared to $390.2 million at December 31, 2000. The Company's ratio of current assets to current liabilities of 2.5 to 1 at April 1, 2001 increased slightly compared to 2.3 to 1 at December 31, 2000.

During the quarter ended April 1, 2001, cash provided by operating activities amounted to $4.8 million, a decrease of $63.3 million, compared to cash provided from operating activities of $68.1 million for the first quarter of 2000. The decreased cash provided from operating activities resulted primarily from lower net income and from changes in current assets and current liabilities as described below.

Accounts receivable increased in the first quarter of 2001 primarily from the timing of sales and collections. Inventory decreased in the first quarter of 2001 primarily due to timing differences such as increased Zip product sales near the end of the quarter. Accounts payable increased primarily from the timing of inventory receipts and related payments to vendors. The decrease in other current liabilities was due to a combination of decreases in accrued advertising, lower bonus accrual balances due to bonus payments and no accruals being made during the first quarter of 2001 and decreases in various other accrued liabilities which were partially offset by increases in purchase commitment obligations.

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

OTHER MATTERS

SEC Review. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in connection with a review of the Company's periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff has also questioned aspects of the Company's accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

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

The Company's management believes that the Company's accounting for each of these matters, which is described in the Company's 2000 Annual Report on Form 10-K, is in accordance with generally accepted accounting principles and applicable accounting literature. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition, the subsequent evaluation of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company's current financial condition or future results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's future operating results will depend in large part on the success of its Zip, Jaz, CD-RW, Peerless and PocketZip product solutions for personal computers and other devices. Although the Company believes there is a market demand for personal storage devices, there can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Zip, Jaz, CD-RW and PocketZip products achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company's products and of competing solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computers and other products containing the Company's drives; the ability of the Company to create consumer demand for Zip, Jaz, CD-RW and PocketZip products; the success of the Company's efforts to maintain customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; general economic conditions, including overall market demand for personal computers and other products with which the Company's products can be used.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip, Jaz and PocketZip disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of Zip, Jaz and PocketZip drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company's drive products without infringing the Company's proprietary rights or for any other reason, the Company's sales would be adversely affected and its results of operations would be disproportionately adversely affected.

Sales of Zip products have accounted for a significant majority of the Company's revenue since 1996. However, these sales may not be indicative of the long-term demand for Zip products and in the first quarter of 2001, Zip revenue decreased approximately 27% from the first quarter of 2000. Accordingly, historic sales levels should not be assumed to be an indication of future sales levels. The level of future shipments of Zip drives to OEM customers will depend in great part on the Company's ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of replacement products entering the market and changing customer requirements. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform and involves maintaining the size of the product's infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company's business strategy for CD-RW is different from its strategy for its Zip, Jaz, and PocketZip products because most of the drives are purchased from suppliers and marketed under the Iomega name without any significant manufacturing activity by the Company. The CD-RW drive does not use proprietary media and has lower overall margins. Given the low margins and frequency of new product introductions, the Company has to closely monitor its sales channels, advertising and other marketing expenses in order to sell the product profitably. The CD-RW drive market is very competitive and includes several established participants. Since the introduction of the CD-RW product platform in 1999, product losses have been reported each year. In light of the competitive marketplace for this product and the lower margins, the Company is at risk that it will not be able to sell this product profitably.

Since the introduction of the PocketZip platform in 1998, the Company has incurred product losses including charges totaling $55.6 million in 1999 and $7.4 million in 2000 related to the net realizable value of inventory and equipment associated with the PocketZip platform. Although the Company is making significant efforts to develop applications for the PocketZip platform, particularly in the digital audio market and believes the products have potential in the enterprise and OEM markets, there is no assurance that this product line will become profitable or that the Company will not be required to take additional charges associated with the PocketZip platform in the future. Market acceptance of PocketZip products as a storage solution for digital audio players, digital cameras and other electronic devices is dependent upon obtaining a significant market presence and continuing to increase OEM relationships with manufacturers, who produce digital devices incorporating built-in PocketZip drives.

The Company has entered into various arrangements under which the Company purchases products from other businesses and markets those products under the Iomega name. In addition to CD-RW, examples of this strategy include Microdrive, CompactFlash, SmartMedia and Network Attached Storage products all announced since the beginning of the fourth quarter of 2000. Since these products are manufactured by other parties, the Company does not have control of the manufacturing process and has to closely monitor its sales channels to control inventory levels. The Company also has to closely monitor its advertising and other marketing expenses in the Company's efforts to differentiate these products from those of the manufacturer.

With the introduction of several new products such as HipZip, FotoShow and various software products, the Company has expanded into new markets and channels such as digital audio players, digital photo storage/display and packaged software in which the Company does not have significant prior experience. The Company faces additional risks that these new or other future products will not achieve significant market presence or otherwise be able to achieve profitability. The Company's future operating results will depend in part on its success in introducing enhanced and new products in a timely and competitively effective manner.

The Company has announced the new Peerless drive system, the development of which is still ongoing. In addition to the other risks described herein which relate to all of the Company's products, additional risks relating to Peerless include: development of the product involves the implementation of several new technologies; the Company's dependency upon a third party for some of the key technology to be used in the product; and the fact that a number of the potential market applications for Peerless are new. There can be no assurance that the Company will successfully complete the development of Peerless as scheduled or that Peerless will achieve significant market presence or otherwise be successful.

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company's expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company's net income and cash flow. For example, the fourth quarter is traditionally a seasonally strong quarter for the Company and during the fourth quarter of 2000, the Company increased its advertising and marketing expenditures in an effort to increase sales. However, sales decreased unexpectedly and operating results were negatively impacted by the incremental advertising expenditures.

The Company's future operating results are subject to risks associated with deteriorating general economic conditions and declining consumer confidence. A decrease in consumer spending could have a direct impact on the Company's revenue.

Management of the Company's inventory levels is very complex. The Company's customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company's ability to meet demand; the Company's and competitors' inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company's products compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's results of operations.

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

The Company faces development, manufacturing and demand risks with regard to recently introduced products and to future products. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in anticipating and ramping to volume production of new or enhanced products. The factors described above relating to Zip, Jaz, CD-RW and PocketZip products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future.

The Company has experienced problems and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase their market share.

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

The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Also, many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In particular, media used in Zip 250MB disks and PocketZip disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments, motors used in Jaz and PocketZip drives are obtained exclusively from Nidec Corporation, head stack assemblies ("HSAs") used in Jaz drives are obtained exclusively from Read Rite International, HSAs used in Zip notebook and PocketZip drives are obtained exclusively from SAE Magnetics and disk enclosures used in PocketZip disks are obtained exclusively from J.E.B. Engineering Design, Ltd. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could: prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company's material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

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

Significant portions of the Company's revenue are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company has also experienced significant turnover in its international management and the managing directors for both the Asia Pacific and European operations have been in their present positions less than nine months. In addition, operating expenses may increase as those operations mature and increase in size. The Company's international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Quantitative and Qualitative Disclosures About Market Risk" below). In addition, the Company is continuing to assess potential issues relating to the adoption of the Euro and is contemplating actions such as invoicing customers in their local currency instead of the U.S. dollar.

The Company intends to continue expanding its international operations into Latin America during the remainder of 2001. This will require the Company to add additional infrastructure in Latin America resulting in an increase in operating expenses that will not necessarily be offset by an increase in revenue or gross margins. In addition, the Latin America economy is not as mature as the economy in the countries that the Company currently does business. This could result in an increased exposure associated with the collectibility of customer accounts.

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $4.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

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

IOMEGA CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks. The Company did not have any significant debt outstanding at April 1, 2001. Should the Company need to borrow funds in the future, it would be subject to interest rate risks. The Company is also subject to interest rate risks on its current cash balances.

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company's functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

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

The fair value of the Corporation's forward contracts is subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of April 1, 2001, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of the Company's legal proceedings appears in Item 1 of this Form 10-Q under Note 6 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

(a) Since January 1, 2001, the Company's Board of Directors has approved a series of amendments to the Company's Amended and Restated By-Laws. The full, current text of the Company's Amended and Restated By-Laws is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following is a summary of the material changes made since January 1, 2001: The By-Laws were amended to reflect changes in the corporate law of the State of Delaware providing for the enhanced use of electronic communications. Specifically, the bylaws were amended to: (a) permit electronic notice of meetings to consenting shareholders and/or directors; (b) authorize the Company's Board of Directors to permit shareholders to participate in meetings by means of remote communications; (c) permit the list of shareholders eligible to vote at a meeting to be provided either at the offices of the Company or on an electronic network; (d) facilitate the delivery of electronic proxies by shareholders; (e) permit directors to use electronic communications to deliver resignations and consents to corporate actions; and (f) permit electronic waivers of notices by shareholders and directors.

The By-Laws relating to the conduct of meetings of shareholders, including the advance notice provisions, were revised. Specifically, the By-Laws were amended to: (a) provide that meetings of shareholders will take place at the Company's principal place of business unless another location is specified; (b) give the Board of Directors full flexibility in selecting the date and time on which the annual meeting will be held each year; (c) provide that a quorum at a shareholder or director meeting shall not be broken by the departure of shareholders or directors, as the case may be; (d) provide rules for the selection of the chairman of meetings of shareholders and to establish the chairman's role and obligations at such meetings; (e) specify when the polls at a meeting of shareholders shall be deemed to be opened; and (f) revise the information required to be provided by a shareholder who wishes to nominate a director for election or to present an item of business at a meeting of shareholders. The changes to the advance notice By-Laws did not alter the time periods in which notice must be given by a shareholder in order to be timely.

(b) Not Applicable.

(c) The Company did not sell any equity securities during the first quarter of 2001 that were not registered under the Securities Act of 1933.

(d) Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company's 2001 Annual Meeting of Shareholders was held on Wednesday, May 2, 2001. At the Annual Meeting, the Company's shareholders voted upon the following three proposals:

1.       Approval of amendments to the Company's  Certificate of Incorporation and By-Laws  eliminating the Company's  classified Board of Directors.
2.       Election of three Class I directors, each for a term of three years;  and
3.       Ratification of the selection of Arthur Andersen LLP as the Company's independent auditors for the current year.
The affirmative vote of at least 80% of the shares of common stock outstanding on the record date for the Annual Meeting was required to approve the amendments to the Company's Certificate of Incorporation and By-Laws eliminating the Company's classified board. As indicated in the table below, this proposal was not approved by the requisite number of affirmative votes, since abstentions and broker non-votes had the same effect as a vote against the proposal. If this proposal had been approved by the requisite vote, the shareholders would have voted to elect nine directors, each of whom would serve for a one-year term until the next annual meeting of shareholders. Instead, at the Annual Meeting the shareholders elected three Class I directors, each to serve until the 2004 Annual Meeting of Shareholders. The Class I directors elected are David J. Dunn, Werner T. Heid and James E. Sierk. The Class II and Class III directors continued to serve as directors after the Annual Meeting. The Class II directors are Bruce R. Albertson, Jonathan S. Huberman and John M. Seidl. The Class III directors are Robert P. Berkowitz, John R. Myers and John E. Nolan.

The following table indicates the votes received for each proposal.

                                                                                  Against/                  Broker
                     Proposal                                   For              Withheld     Abstain      Non-votes
        -----------------------------------------           -----------          ---------   ---------    ------------

1.      Approval of amendments to Iomega's
            Certificate of Incorporation and By-
            Laws eliminating Iomega's classified
            Board of Directors                              131,913,514          2,369,548   1,526,617    113,587,525

2.      Election of three Class I directors, each
            for a term of three years:
               David J. Dunn                                245,101,431          4,295,733           -            -
               Werner T. Heid                               245,725,744          3,671,460           -            -
               James E. Sierk                               245,728,908          3,668,296           -            -

3.      Ratification of Arthur Andersen LLP as
            independent auditors                            246,574,798          1,611,743   1,210,663            -

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

                    IOMEGA CORPORATION
               (Registrant)

Dated:   5/14/01                                                 /s/ Bruce R. Albertson
         ----------                                              ------------------------------------
                                                                 Bruce R. Albertson
                                                                 Chief Executive Officer and President

Dated:   5/14/01                                                 /s/ Philip G. Husby
         ----------                                              ------------------------------------
                                                                 Philip G. Husby
                                                                 Senior Vice President, Finance and
                                                                 Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                Description
------------               ---------------

3.(ii).1                   By-Laws of the Company, as amended.

10.23                      Form of Executive Retention Agreement (as entered into between the Company and each of John L. Conely, Sr., Philip G. Husby and Herbert K. Scales).