Form 10-Q
period 2001-07-01
IOMEGA CORP
filed 2001-08-14
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from............to...............

COMMISSION FILE NUMBER 1-12333

Iomega Corporation
(Exact name of registrant as specified in its charter)

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 86-0385884

1821 West Iomega Way, Roy, UT 84067

(801) 332-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The total number of shares of the registrant’s Common Stock, $0.03 1/3 par value, outstanding on August 6, 2001 was 270,401,838.

                                                 TABLE OF CONTENTS

                                                                                                        Page
                                           PART I - FINANCIAL STATEMENTS

Special Note Regarding Forward-Looking Statements..................................................       2

Item 1.  Financial Statements

         Condensed consolidated balance sheets at July 1, 2001
             and December 31, 2000.................................................................       3

         Condensed consolidated statements of operations for the quarters
             ended July 1, 2001 and June 25, 2000..................................................       5

         Condensed consolidated statements of operations for the six months
             ended July 1, 2001 and June 25, 2000..................................................       6

         Condensed consolidated statements of cash flows for the six months
             ended July 1, 2001 and June 25, 2000..................................................       7

         Notes to condensed consolidated financial statements......................................       8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      33

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      60

                                            PART II - OTHER INFORMATION

Copyright(C)2001 Iomega Corporation. All rights reserved. Iomega, the stylized "i" logo, Zip, Jaz, PocketZip, HipZip, FotoShow, Predator, QuikSync, LifeWorks, Peerless and iomegadirect, are either registered trademarks or trademarks of Iomega Corporation in the United States, other countries or both.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the expected costs savings resulting from the second quarter and third quarter 2001 restructuring and other actions; the subject matter, timing and amount of certain third quarter 2001 restructuring and other actions; expected headcount reductions; categorization and amount of restructuring and other charges by such categories; the need for additional restructuring or other charges in the future; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; the expected sufficiency of cash, cash equivalents and temporary investment balances and available sources of financing; the factors affecting future gross margins; the impact of the Euro conversion on the Company's business or financial condition; expected sales levels due to seasonal demand; anticipated hedging strategies; and the possible effects of an adverse outcome in the review of the Company's SEC filings described under the caption "Other Matters" or the legal proceedings described in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I were to occur. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company's estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

(In thousands)

                                                                             July 1,            December 31,
                                                                              2001                  2000
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                              $  271,421             $  255,572
   Temporary investments                                                      88,482                122,347
   Trade receivables, less allowance for doubtful accounts of
     $7,818 and $8,858, respectively                                         108,978                139,461
   Inventories                                                                86,882                102,497
   Deferred income taxes                                                      53,621                 43,471
   Income taxes receivable                                                     4,457                  3,758
   Other current assets                                                       11,811                 15,301
                                                                           ---------              ---------
      Total current assets                                                   625,652                682,407
                                                                           ---------              ---------

Property, plant and equipment, at cost                                       318,908                317,284
   Less: Accumulated depreciation and amortization                          (234,503)              (215,695)
                                                                           ---------              ---------
      Net property, plant and equipment                                       84,405                101,589
                                                                           ---------              ---------

Intangibles, net                                                              25,970                 29,293
                                                                           ---------              ---------
Other assets                                                                   1,704                  2,150
                                                                           ---------              ---------
                                                                           $ 737,731              $ 815,439
                                                                           =========              =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

                                                                             July 1,           December 31,
                                                                              2001                 2000
                                                                                     (Unaudited)
Current liabilities:
   Accounts payable                                                          $ 78,204            $ 108,168
   Other current liabilities (Note 1)                                         167,106              181,735
   Capitalized lease obligations                                                1,918                2,311
                                                                            ---------            ---------
      Total current liabilities                                               247,228              292,214
                                                                            ---------            ---------
Long-term liabilities                                                           2,904                4,001
                                                                            ---------            ---------
Deferred income taxes                                                          24,664               30,684
                                                                            ---------            ---------
Commitments and contingencies (Notes 5 and 7)

Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000 shares,
      none issued                                                                   -                    -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares, none issued                                                   -                    -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 272,602,804 and 272,350,584 shares,
      respectively                                                              9,086                9,078
   Additional paid-in capital                                                 299,582              298,877
   Less: 2,407,642 and 2,307,642 Common Stock treasury shares,
      respectively, at cost                                                   (13,562)             (13,267)
   Retained earnings                                                          167,829              193,852
                                                                            ---------            ---------
      Total stockholders' equity                                              462,935              488,540
                                                                            ---------            ---------
                                                                            $ 737,731            $ 815,439
                                                                            =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                                For the Quarter Ended
                                                                              July 1,             June 25,
                                                                               2001                 2000
                                                                                      (Unaudited)
Sales                                                                        $ 184,051           $ 303,639
Cost of sales (Note 5)                                                         176,733             183,628
                                                                             ---------           ---------
Gross margin                                                                     7,318             120,011
                                                                             ---------           ---------
Operating expenses:
    Selling, general and administrative                                         54,364              71,003
    Research and development                                                    13,241              15,318
    Restructuring charges (reversals)(Note 6)                                    1,086              (2,497)
    Bad debt expense (credit)                                                      869              (1,749)
                                                                             ---------           ---------
       Total operating expenses                                                 69,560              82,075
                                                                             ---------           ---------

Operating income (loss)                                                        (62,242)             37,936
Interest income                                                                  4,323               5,406
Interest expense                                                                   (77)             (1,387)
Other expense                                                                     (178)               (789)
                                                                             ---------           ---------

Income (loss) before income taxes                                              (58,174)             41,166
Benefit (provision) for income taxes                                            22,319                (796)
                                                                             ---------           ---------
Net income (loss)                                                            $ (35,855)          $  40,370
                                                                             =========           =========

Net income (loss) per common share (Note 1):
    Basic                                                                    $   (0.13)          $    0.15
                                                                             =========           =========
    Diluted                                                                  $   (0.13)          $    0.15
                                                                             =========           =========
Weighted average common shares outstanding                                     270,212             270,638
                                                                             =========           =========
Weighted average common shares outstanding -
    assuming dilution                                                          270,212             281,351
                                                                             =========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                                For the Six Months Ended
                                                                               July 1,             June 25,
                                                                             2001                2000
                                                                                       (Unaudited)
Sales                                                                        $ 462,226           $ 648,536
Cost of sales (Note 5)                                                         369,223             400,618
                                                                             ---------           ---------
Gross margin                                                                    93,003             247,918
                                                                             ---------           ---------
Operating expenses:
    Selling, general and administrative                                        115,321             137,727
    Research and development                                                    27,317              26,448
    Restructuring charges (reversals)(Note 6)                                    1,086              (2,497)
    Bad debt expense (credit)                                                      593              (3,227)
                                                                             ---------           ---------
       Total operating expenses                                                144,317             158,451
                                                                             ---------           ---------
Operating income (loss)                                                        (51,314)             89,467
Interest income                                                                  9,648               8,910
Interest expense                                                                  (161)             (2,834)
Other expense                                                                     (158)             (1,613)
                                                                             ---------           ---------
Income (loss) before income taxes                                              (41,985)             93,930
Benefit (provision) for income taxes                                            15,962              (1,734)
                                                                             ---------           ---------
Net income (loss)                                                            $ (26,023)          $  92,196
                                                                             =========           =========

Net income (loss) per common share (Note 1):
    Basic                                                                    $   (0.10)          $    0.34
                                                                             =========           =========
    Diluted                                                                  $   (0.10)          $    0.33
                                                                             =========           =========
Weighted average common shares outstanding                                     270,185             270,543
                                                                             =========           =========
Weighted average common shares outstanding -
    assuming dilution                                                          270,185             281,293
                                                                             =========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                                 For the Six Months Ended
                                                                                 July 1,            June 25,
                                                                               2001                 2000
                                                                                        (Unaudited)
   Cash flows from operating activities:
       Net income (loss)                                                     $  (26,023)          $   92,196
       Non-cash revenue and expense adjustments:
          Depreciation and amortization                                          27,421               39,381
          Deferred income taxes                                                 (16,170)                   -
          Non-cash inventory write-offs                                          14,268                    -
          Loss on fixed assets                                                    7,046                4,419
          Bad debt expense (credit)                                                 593               (3,227)
          Tax benefit from dispositions of employee stock                            79                  843
                                                                              ---------            ---------
                                                                                  7,214              133,612
   Changes in assets and liabilities:
       Trade receivables, net                                                    29,890               18,581
       Inventories                                                                1,347               21,680
       Other current assets                                                       3,490                4,751
       Accounts payable                                                         (29,964)             (31,405)
       Other current liabilities                                                (14,629)              (5,391)
       Income taxes                                                                (699)              12,451
                                                                              ---------            ---------
   Net cash provided by (used in) operating activities                           (3,351)             154,279
                                                                              ---------            ---------
   Cash flows from investing activities:
       Purchase of property, plant and equipment                                (13,007)             (11,238)
       Purchase of temporary investments                                        (91,310)            (103,701)
       Sale of temporary investments                                            125,175               66,578
       Net change in other assets/liabilities                                    (1,394)                 401
                                                                              ---------            ---------
   Net cash provided by (used in) investing activities                           19,464              (47,960)
                                                                              ---------            ---------

   Cash flows from financing activities:
       Proceeds from sales of Common Stock                                          634                1,241
       Purchases of Common Stock                                                   (295)                   -
       Payments on capitalized lease obligations                                   (603)              (1,683)
                                                                              ---------            ---------
   Net cash used in financing activities                                           (264)                (442)
                                                                              ---------            ---------
   Net increase in cash and cash equivalents                                     15,849              105,877
   Cash and cash equivalents at beginning of period                             255,572              172,706
                                                                              ---------            ---------
   Cash and cash equivalents at end of period                                 $ 271,421            $ 278,583
                                                                              =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)          SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company’s management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary to present fairly the financial position of the Company as of July 1, 2001 and December 31, 2000, the results of operations for the quarters and six months ended July 1, 2001 and June 25, 2000 and cash flows for the six months ended July 1, 2001 and June 25, 2000.

The results of operations for the quarter and six months ended July 1, 2001 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Revenue Recognition - The Company’s customers include original equipment manufacturers (“OEMs”), end users, retailers, distributors and value-added manufacturers. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables in the accompanying condensed consolidated balance sheets. The reserve for estimated returns totaled $8.1 million and $9.8 million at July 1, 2001 and December 31, 2000, respectively.

In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $18.2 million and $16.8 million at July 1, 2001 and December 31, 2000, respectively, and is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Reserves for rebates and price protection credits totaled $47.2 million and $39.0 million at July 1, 2001 and December 31, 2000, respectively and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

Foreign Currency Translation - For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Cash and Cash Equivalents – For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes and are recorded at cost, which approximates fair value.

Temporary Investments - Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at July 1, 2001 and December 31, 2000 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper; and corporate notes, bonds and paper. The Company seeks to minimize its credit risk associated with temporary investments by using investment grade, highly liquid securities. All of the Company’s temporary investments are classified as available-for-sale securities.

Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                             July 1,      December 31,
                                                                              2001           2000
                                                                                  (In thousands)

              Raw materials                                                 $ 22,093         $ 25,462
              Work-in-process                                                  6,174            4,740
              Finished goods                                                  52,994           64,648
              Inventory associated with estimated returns                      5,621            7,647
                                                                            --------         --------
                                                                            $ 86,882         $102,497
                                                                            ========         ========
Other Current Liabilities - Other current liabilities consist of the following:
                                                                             July 1,      December 31,
                                                                              2001            2000                                                                                                                                                          (In thousands)
                                                                                   (In thousands)
              Accrued payroll, vacation and bonus                           $ 14,933         $ 21,020
              Margin on deferred revenue                                      18,532           16,776
              Accrued warranty                                                11,567           13,315
              Accrued advertising                                             37,711           53,557
              Inventory purchase commitments                                  26,063            3,378
              Other accrued liabilities                                       58,300           73,689
                                                                            --------         --------
                                                                            $167,106         $181,735
                                                                            ========         ========
Net Income (Loss) Per Common Share – Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter and six months ended June 25, 2000 was determined under the assumption that the convertible subordinated notes were converted on March 27, 2000 and January 1, 2000, respectively. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                     Net
                                                                 Income (Loss)         Shares         Per Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                  ------------      -------------       -------
                                                                     (In thousands, except per share data)

       For the Quarter Ended:
         July 1, 2001:
         Basic EPS                                                 $ (35,855)            270,212        $ (0.13)
            Effect of options                                              -                  -
                                                                   ---------             -------
         Diluted EPS                                               $ (35,855)            270,212        $ (0.13)
                                                                   =========             =======

         June 25, 2000:
         Basic EPS                                                 $  40,370             270,638        $  0.15
            Effect of options                                              -               1,497
            Effect of convertible subordinated notes                     753               9,216
                                                                   ---------             -------
         Diluted EPS                                               $  41,123             281,351        $  0.15
                                                                   =========             =======
For the quarter ended July 1, 2001, stock options were not included in the calculation of Diluted EPS as their inclusion would have been antidilutive. For the quarters ended July 1, 2001 and June 25, 2000, there were outstanding options to purchase 10,797,417 and 9,205,564 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters.

                                                                      Net
                                                                 Income (Loss)          Shares         Per Share
                                                                  (Numerator)       (Denominator)        Amount
                                                                  ------------      -------------       -------
                                                                     (In thousands, except per share data)
      For the Six Months Ended:
         July 1, 2001:
         Basic EPS                                                 $ (26,023)            270,185        $ (0.10)
            Effect of options                                              -                   -
                                                                   ---------             -------
         Diluted EPS                                               $ (26,023)            270,185        $ (0.10)
                                                                   =========             =======

      June 25, 2000:
         Basic EPS                                                 $  92,196             270,543        $  0.34
            Effect of options                                              -               1,534
            Effect of convertible subordinated notes                   1,505               9,216
                                                                   ---------             -------
         Diluted EPS                                               $  93,701             281,293        $  0.33
                                                                   =========             =======
For the six months ended July 1, 2001, stock options were not included in the calculation of Diluted EPS as their inclusion would have been antidilutive. For the six months ended July 1, 2001 and June 25, 2000, there were outstanding options to purchase 10,181,679 and 9,166,064 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective six months.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. SFAS 141 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”). Under this statement, goodwill is not amortized but rather is tested for impairment annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning on January 1, 2002. Upon adoption, the Company will no longer book amortization of approximately $3 million per year. The Company has not yet made a determination of how much, if any, of the Company’s existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company’s adoption of SFAS No. 142.

In April 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement on January 1, 2002. Reclassification of prior period financial statements is required if practical. This issue could result in adjustments to net sales and selling, general and administrative expenses though the extent of these reclassifications have not yet been determined by the Company. The adoption of EITF 00-25 will have no impact on operating income, net income, or earnings per share.

Reclassifications - Certain reclassifications were made to the prior periods’ unaudited, condensed, consolidated financial statements and notes to condensed, consolidated financial statements to conform to the current period presentation.

(2)          INCOME TAXES

For the quarter ended July 1, 2001, the Company recorded an income tax benefit of $22.3 million on a pre-tax loss of $58.2 million. The tax benefit for the second quarter of 2001 was calculated using an estimated annual effective tax rate of approximately 39%. This compares to an income tax provision of $0.8 million on pre-tax income of $41.2 million representing a tax rate of 2% for the second quarter of 2000, reflecting a $15.3 million decrease in the valuation allowance for net deferred tax assets. Excluding the $15.3 million decrease in the valuation allowance, the tax rate for the second quarter of 2000 was 39%.

The Company's deferred tax assets and liabilities are as follows:
                                                                            July 1,      December 31,
                                                                              2001           2000
                                                                           ----------     -----------
                                                                                 (In thousands)

              Current deferred tax assets                                  $  53,621        $  43,471
              Non-current deferred tax assets                                 55,886           46,939
                                                                           ---------        ---------
                Total deferred tax assets                                    109,507           90,410
                                                                           ---------        ---------

              Non-current deferred tax liabilities:
                Tax on unremitted foreign earnings                           (58,721)         (55,393)
                Nomai goodwill                                                (5,952)          (6,775)
                                                                           ---------        ---------
                                                                             (64,673)         (62,168)
                                                                           ---------        ---------

              Non-current valuation allowance                                (15,877)         (15,455)
                                                                           ---------        ---------
                Net deferred tax assets                                    $  28,957        $  12,787
                                                                           =========        =========

              As reported on the balance sheet:
                Current deferred tax assets                                $  53,621        $  43,471
                                                                           =========        =========
                Non-current deferred tax liabilities                       $ (24,664)       $ (30,684)
                                                                           =========        =========
The Company’s current deferred tax assets reflect temporary differences between the book and tax treatment of current assets and liabilities, mainly reserves for accounts receivable, inventories and accrued expenses. The non-current deferred tax assets reflect temporary differences between the book and tax treatment of non-current assets and liabilities, plus the tax benefit of tax credit carryforwards and net operating loss carryforwards. At July 1, 2001, the Company had $14.8 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $37.9 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020.

The Company continues to maintain a full valuation allowance of $15.9 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36.3 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down. Therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Deferred tax liabilities for estimated U.S. federal and state taxes of $58.7 million and $55.4 million as of July 1, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $150.6 million and $142.0 million as of July 1, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112 million. These earnings are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million. Cash dividends of unremitted foreign earnings to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

Net deferred tax assets for the Company at July 1, 2001 are $29.0 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $75 million.

For the six-month period ended July 1, 2001, the Company recorded an income tax benefit of $16.0 million on a pre-tax loss of $42.0 million. The tax benefit for the first six months of 2001 was calculated using an estimated annual effective tax rate of approximately 39%. This compares to an income tax provision of $1.7 million on pre-tax income of $93.9 million representing a tax rate of 2% for the first six months of 2000, reflecting a $37.8 million decrease in the valuation allowance for net deferred tax assets. Excluding the $37.8 million decrease in the valuation allowance, the tax rate for first six months of 2000 was 42%. Cash paid for income taxes was $1.2 million and $1.4 million for the first six months of 2001 and 2000, respectively.

(3)          DEBT

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

Cash paid for interest was $0.2 million and $2.7 million, respectively, for the first six months of 2001 and 2000.

(4)         BUSINESS SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies”. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin for each segment. Product profit margin is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment’s operations. When such costs and expenses exceed sales and other income, product profit margin is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip®, Jaz®, Iomega® CD-RW and PocketZipTM. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also includes the development, manufacture, distribution and sales of FotoShowTM digital image centers, which were introduced during the third quarter of 2000. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The PocketZip segment also includes the development, manufacture, distribution and sales of HipZipTM digital audio players, which were introduced during the third quarter of 2000.

The “Other”category includes: PeerlessTM drive systems, which began shipping during the second quarter of 2001; branded products such as Iomega MicrodriveTM miniature hard drives, Iomega CompactFlashTM and Iomega SmartMediaTM memory cards, DataSafeTM network attached storage servers; LifeworksTM software and Iomega QuikSyncTM software; Ditto® tape products and other miscellaneous items.

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, of which $44.9 million was charged to the respective product lines as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments (see Note 5).

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes.

Reportable Operating Segment Information:
                                                            For the Quarter Ended        For the Six Months Ended
                                                         -------------------------      ---------------------------
                                                          July 1,         June 25,        July 1,        June 25,
                                                            2001             2000          2001             2000
                                                         ---------     -----------      ----------       ----------
                                                               (In thousands)                   (In thousands)
       Sales:
          Zip                                             $145,207        $ 237,290      $ 349,692        $ 515,807
          Jaz                                               13,275           37,883         39,836           89,730
          CD-RW                                             18,258           24,585         62,742           35,363
          PocketZip                                          2,319            3,209          3,605            5,263
          Other                                              4,992              672          6,351            2,373
                                                          --------        ---------      ---------        ---------
             Total sales                                  $184,051        $ 303,639      $ 462,226        $ 648,536
                                                          ========        =========      =========        =========

       Product profit margin (loss) before
          charges/reversals:
          Zip                                             $ 34,469        $  69,615      $  89,328        $ 157,556
          Jaz                                                2,502           11,803         12,165           24,266
          CD-RW                                            (11,006)             656        (16,910)             552
          PocketZip                                         (5,098)          (3,257)       (13,151)         (12,126)
          Other                                             (7,324)          (2,406)       (13,669)          (4,769)
                                                         ---------        ---------      ---------         --------
             Total product profit margin                    13,543           76,411         57,763          165,479

       Common operating expenses without
          (charges) reversals allocated to
          product profit margin (loss):
          General corporate expenses                       (28,713)        (40,972)       (62,005)         (71,109)
          Restructuring (charges) reversals                 (1,086)           2,497         (1,086)           2,497
          Non-restructuring charges                        (45,986)               -        (45,986)          (7,400)
          Interest and other income, net                     4,068            3,230          9,329            4,463
                                                          --------        ---------      ---------        ---------
             Income (loss) before income taxes            $(58,174)       $  41,166      $ (41,985)       $  93,930
                                                          ========        =========      =========        =========

                                                          For the Quarter Ended          For the Six Months Ended
                                                        ---------------------------     ---------------------------
                                                          July 1,         June 25,        July 1,         June 25,
                                                           2001             2000           2001             2000
                                                        ----------      -----------     ----------       ----------
                                                               (In thousands)                   (In thousands)
       (Charges)/reversals:
          Restructuring:
             Jaz                                        $       -       $     1,597     $       -        $    1,597
             PocketZip                                          -               900             -               900
             Common                                        (1,086)                -        (1,086)                -
                                                        ----------      -----------     ----------       ----------
                                                        $  (1,086)      $     2,497     $  (1,086)       $    2,497
                                                        =========       ===========     ==========       ==========

          Non-restructuring:
             Zip                                        $ (13,366)      $         -     $ (13,366)       $        -
             CD-RW                                         (9,977)                -        (9,977)                -
             PocketZip                                    (17,926)                -       (17,926)           (7,400)
             Other                                         (3,667)                -        (3,667)                -
             Common                                        (1,050)                -        (1,050)                -
                                                        ---------       ------------    ---------        ----------
                                                        $ (45,986)      $         -     $ (45,986)       $   (7,400)
                                                        =========       ============    =========        ==========

       Product profit margin (loss) after
          charges/reversals:
          Zip                                           $  21,103       $    69,615     $  75,962        $  157,556
          Jaz                                               2,502            13,400        12,165            25,863
          CD-RW                                           (20,983)              656       (26,887)              552
          PocketZip                                       (23,024)           (2,357)      (31,077)          (18,626)
          Other                                           (10,991)           (2,406)      (17,336)           (4,769)
                                                        ---------       -----------     ---------        ----------
             Total product profit (loss) margin           (31,393)           78,908        12,827           160,576

       Common operating expenses with(charges)
       reversals allocated to product profit margin
       (loss):
          General corporate expenses                      (28,713)          (40,972)      (62,005)          (71,109)
          Restructuring charges                            (1,086)                -        (1,086)                -
          Non-restructuring charges                        (1,050)                -        (1,050)                -
          Interest and other income, net                    4,068             3,230         9,329             4,463
                                                        ---------       -----------     ---------        ----------
             Income (loss) before income taxes          $ (58,174)      $    41,166     $ (41,985)       $   93,930
                                                        =========       ===========     =========        ==========

(5)          NON-RESTRUCTURING CHARGES

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. A breakdown of the charges is included in the table below:

                                                                                         Financial
                                                                                         Statement
           Description of Non-Restructuring Charges                    Amount            Category
         ---------------------------------------------              -------------      ------------
                                                                    (In millions)
         Q2 2001
         -------
         Products:
            Zip                                                      $       4.5        Cost of sales
            FotoShow (part of Zip segment)                                   8.9        Cost of sales
            CD-RW                                                           10.0        Cost of sales
            HipZip (part of PocketZip segment)                              17.9        Cost of sales
            Other (primarily sourced products)                               3.6        Cost of sales
                                                                     -----------
                                                                            44.9
         Separation agreement                                                1.1            S,G and A
                                                                     -----------
                                                                     $      46.0
                                                                     ===========

         S,G and A = Selling, general and administrative expenses
The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established. The Company generally considers that inventory on hand or with suppliers which is not expected to be sold within the next nine months as excess and thus appropriate reserves are established. Inventory reserves recorded in the second quarter of 2001 amounted to $16.8 million. Loss accruals for related supplier purchase commitments amounted to $18.3 million. Additional accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. Also included in the non-restructuring charges above is $7.6 million reflecting the extent to which undiscounted future cash flows are expected to be less than the net book value of related manufacturing equipment.

The Company began shipping a USB Zip 100MB drive in the fourth quarter of 2000. This product is being replaced by two new lower cost drives in the third quarter of this year. As a result of sales not meeting prior Company forecasts, which has caused the Company to change future expectations, and the transition to the new lower cost drives, the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million.

The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product is digital camera users. The Company was unsuccessful in its efforts to market this product to these users through both existing and new channels. As a result sales have not met the Company's prior expectations, which has caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million.

The Company has been shipping CD-RW products since August 1999. Most of the Company's CD-RW drives are purchased from suppliers and marketed under the Iomega name without significant manufacturing activity by the Company. Due to intense competitive pricing pressures in the CD-RW market, prices have fallen faster for CD-RW products than the Company anticipated, particularly during the second quarter of 2001. The Company was unable to negotiate lower prices with vendors at the same rate as external prices to its customers declined. As a result, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million.

The Company began shipping the HipZip digital audio player late in the third quarter of 2000. Sales volumes during 2001 did not meet the Company's expectations, which caused the Company to change future expectations. The digital audio player market has been saturated with other competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

Charges taken for Other products were primarily for sourced products such as Microdrive, Magneto-Optical drives in Europe, CompactFlash and SmartMedia, which the Company began selling in the first quarter of 2001. As a result of sales not meeting prior expectations, which has caused the Company to change future expectations, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement between Mr. Bruce Albertson, who resigned as President and Chief Executive Officer, and the Company.

(4)          RESTRUCTURING CHARGES

Second Quarter 2001 Restructuring Actions.

In June 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations at the Company’s Penang, Malaysia manufacturing facility. The Company’s Roy, Utah, manufacturing facility will shift from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June. This workforce reduction resulted in an accrual of $0.8 million for severance and outplacement. The Company anticipates annual cost savings of $3.7 million from this action.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in an accrual of $0.3 million for severance and benefits. The cost savings associated with this headcount reduction were not significant.

The second quarter 2001 restructuring charges are summarized below:

                                                                               Utilized
 Second Quarter 2001                            Original    -----------------------         Balance
Restructuring Actions                          Charge (a)     Cash        Non-Cash          07/01/01
      --------------------------------                     ----------   ---------     ---------         --------
                                                                           (in thousands)

      U.S. Manufacturing:
              Severance and benefits                        $   834     $       -     $       -         $   834
                                                            -------     ---------     ---------         -------

      Singapore Reorganization:
              Severance and benefits                            252             -             -             252
                                                            -------     ---------     ---------         -------
                                                            $ 1,086     $       -     $       -         $ 1,086
                                                            =======     =========     =========         =======

      Balance Sheet Breakout:
             Other current liabilities                      $ 1,086     $       -     $       -         $ 1,086
                                                            =======     =========     =========         =======

         (a)  Amounts represent primarily cash charges.
Anticipated Third Quarter 2001 Restructuring and Other Actions.

See Note 9 for discussion of restructuring and other actions and related charges expected in the third quarter.

1999 Restructuring Actions.

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million as a result of steps the Company was taking to organize along functional lines, (for example, manufacturing, sales, etc.) consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales. The $14.1 million charge was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999 of which $2.0 million was reversed in the fourth quarter of 1999, and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

Second Quarter 1999 Restructuring Actions. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company's facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. Also included in the restructuring actions was the consolidation of the Company's operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter 1999 restructuring actions. Through December 31, 1999, the Company had terminated the employment of 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah, sales personnel located in Paris, France and product development employees located in Scotland. The Company recorded charges of $10.7 million for these workforce reduction actions. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated, which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999.

The Company estimated that annual cost savings would approximate $40 million when these actions were fully implemented. The savings were expected to primarily result from reductions in salaries, rent and depreciation. However, it was also anticipated that these savings would be offset by increased spending in other areas such as advertising.

At December 31, 1999, the Company had terminated all affected employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the restructuring actions.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and vendor equipment and higher than expected proceeds from equipment disposals.

The remaining $1.4 million of restructuring reserves which relate to contractual obligations associated with performance guarantees that would not be met as a result of consolidating the Company's operations in France, are in litigation and therefore have not been settled. The Company is unable to predict when the litigation will be resolved.

Second Half 1999 Restructuring Actions. During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales. An additional charge of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company did not anticipate material ongoing cost savings from the second half restructuring actions.

In connection with the Company's 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of employment of 140 employees. The Company recorded charges of $4.3 million for these workforce reduction actions in the fourth quarter of 1999.

Operations ceased in Avranches, France during October 1999. As of December 31, 1999, the Company had ceased all operations, ceased utilization of all facilities and fixed assets and terminated the employment of all affected employees except for a few employees necessary to wind up the Company's affairs.

During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

The remaining $1.8 million of restructuring reserves related to the manufacturing cessation of Avranches, France consists of severance and benefits, and contract obligations which are under dispute. The severance and benefits are anticipated to be utilized by the end of 2001 while the contract obligations are being litigated and the Company is unable to predict when the litigation will be resolved.

Remaining restructuring reserves in the amount of $3.2 million are included in the Company's balance sheet as of July 1, 2001 in other current liabilities. There was no activity related to the 1999 restructuring reserves during the quarter ended July 1, 2001. Utilization of the 1999 restructuring reserves during the six months ended July 1, 2001 is summarized below:

                                                                                  Utilized
                                                               Balance     -----------------------        Balance
                1999 Restructuring Actions                    12/31/00       Cash         Non-Cash        07/01/01
             ---------------------------------                --------     --------       --------       ---------
                                                                              (in thousands)
             France/Scotland Consolidation:
                Contract obligations (b)(c)                   $   1,414     $     -       $      -       $   1,414
                                                              ---------     -------       --------       ---------

             Manufacturing Cessation -
                Avranches, France:
                Trade receivables (a)                                47           -            (47)              -
                Other commitments (b)                               511        (356)           (62)             93
                Contract obligations (b)                          1,581           -              -           1,581

                Severance and benefits (b)                          495        (350)             -             145
                                                              ---------    --------       --------       ---------
                                                                  2,634        (706)          (109)          1,819
                                                              ---------    --------       --------       ---------

                                                              $   4,048    $   (706)      $   (109)      $   3,233
                                                              =========    ========       ========       =========

             Balance Sheet Breakout:
                Other current liabilities (b)                 $   4,001    $   (706)      $    (62)      $   3,233
                Trade receivables (a)                                47           -            (47)              -
                                                              ---------    --------       --------       ---------
                                                              $   4,048    $   (706)      $   (109)      $   3,233
                                                              =========    ========       ========       =========

            (a)  Amounts represent primarily non-cash charges.
            (b)  Amounts represent primarily cash charges.
            (c)  Amounts relate to commitments associated with manufacturing of floppy drives.

(7)         COMMITMENTS AND CONTINGENCIES

Litigation

Exceptas set forth below, in management’s opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s financial position or results of operations, except that, as indicated below, an adverse judgment or settlement of certain claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs (or is implemented).

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, on September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleged that a defect in the Company’s Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture, and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a “Notice of Claim” under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs’ Delaware Consumer Fraud Act claim (the “Texas Claim”). The Texas Claim purports to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys’ fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court held a hearing on June 8, 2001 to consider final approval of the settlement and the objections raised against such approval. On June 29, 2001, the Court issued an order approving the settlement, which will become final after all appeals of the order, if any, are resolved. On July 23, 2001, an objector to the settlement filed a notice of appeal from the Court’s order. The appellate court has yet to set a briefing schedule for this appeal. Pursuant to the terms of the settlement, class members who have not opted out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip drive products and/or disks. The level of the rebate will depend on whether the class member’s Zip drive manifested a clicking problem. In addition, the Company will offer a secondary rebate of $4-15 on Zip disks to those class members who make a qualified purchase under the initial rebate program. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding clicking Zip drives. It will also make a charitable donation of Zip drives and related software, disks and service, with a total retail value of $1 million. Finally, counsel for the class applied to the Court for an award of attorneys’ fees and costs in the amount of $4.7 million. As part of the Court’s June 29 order, it issued an award of $4.1 million for these attorneys’ fees. The accompanying financial statements reflect accruals for the charitable donations and for plaintiffs’ attorneys’ fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company’s part. Although the Company does not expect this settlement or, if the settlement is overturned on appeal, the suit or the Texas Claim to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, on June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint requests injunctive relief against the Company, as well as monetary damages. On October 26, 1999, the Court granted the plaintiff’s motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. Valitek has now settled its lawsuit against Hewlett-Packard and Imation. On July 27, 2001, the Court granted the Company’s motion to transfer the litigation to Utah. The Company intends to vigorously defend against this suit.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, on July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. (“Castlewood”), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company’s U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company’s registered trademarks “Iomega,” “Zip” and “Jaz.” The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company’s claims and requesting a declaratory judgment that the Company’s patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company’s U.S. Patent No. 6,049,444. The Company’s complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. On April 13, 2001, the parties agreed to stay all proceedings for 60 days to determine whether or not the dispute can be resolved through mediation. That stay has since been extended to August 20, 2001 to continue the mediation process. On September 17, 1999, the Company also initiated litigation against Castlewood in the Paris District Court based on claims of copyright and patent infringement. The Company sought a preliminary injunction preventing the sale of Castlewood’s infringing products. Additionally, on September 20, 1999, the Company initiated litigation on this same basis against Motek, a French retailer of Castlewood’s products, in the Paris District Court. The Court has since denied the Company’s request for a preliminary injunction with respect to the Company’s patent claims and granted the Company’s motion for a preliminary injunction with respect to the Company’s trademark claims. The action on the merits was withdrawn from the records of the court with the consent of both parties. Either party may revive it within two years. On November 29, 1999, the Company filed a second suit against Castlewood and Motek in Paris for patent infringement. The Court denied the Company’s motion for preliminary injunction. This suit was also withdrawn from the records of the Court, but can be revived by either party within two years.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, on December 8, 2000, IPDN Corporation filed a patent infringement complaint against the Company, IPDN Corporation v. Iomega Corporation, in the U.S. District Court for the Eastern District of Missouri. IPDN contends that the Company’s sale of the HipZip product constitutes patent infringement as the HipZip incorporates features or functions that infringe one or more claims of the IPDN patents. On March 14, 2001, the Company filed a motion to transfer the litigation to Utah. On April 2, 2001, IPDN filed its opposition to this motion. The Company filed its reply on April 19, 2001. The motion to transfer is currently pending before the Court. The Company intends to vigorously defend against this lawsuit.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, on March 23, 2001, the Company initiated litigation against Albi Media Manufacturing, SARL (“AMM”) in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM’s production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company’s Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM before the Tribunal de Grande Instance de Paris. The motion sought injunctive relief against the continued manufacture, marketing and sale by AMM of the Swap 100MB disk or other disks, which infringe the Company’s patent rights. On June 22, 2001, the Court held a hearing regarding the Company’s preliminary injunction motion. On July 24, 2001, the Court granted the preliminary injunction against AMM’s commercialization of the Swap 100MB disk. AMM has changed its name from Albi Media Manufacturing SARL to Advanced Mass Memories, SARL. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

On May 25, 2001, Iomega filed a lawsuit against a French computer distributor, Squale, before the Paris Tribunal de Grande Instance, alleging patent infringement with respect to Squale’s 100 MB disk product. The Squale product is a private label version of the AMM Swap 100MB disk and the Company has brought the same claims against both companies. The first procedural hearing in this matter is scheduled for September 6, 2001. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

On July 12, 2001, Corner Stone Services, Inc. (“CSS”) filed a complaint against Iomega, CSS, dba Corner Stone Services v. Iomega Corporation, et al., in the California Superior Court for the County of Orange. CSS seeks damages related to merchandizing services it allegedly rendered to the Company in late 2000 and early 2001. Iomega’s answer is due August 11, 2001. The Company intends to vigorously defend against this lawsuit.

Nomai/AMM Litigation:

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A, in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets, (2) AMM’s involvement in a research and development contract known as the “Magic” project, and (3) Nomai’s subsequent disposition of AMM in September 1999.

On February 18, 2000, Maître Jean Jacques Savenier, the Commissaire à l’execution du Plan (bankruptcy trustee) for RPS Media, S.A., filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS Media in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $13,500) until Nomai invests FF 48 million (approximately $6.5 million) and hires 100 people. An initial hearing before the Commercial Court was held on April 4, 2000. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $13,500) for each day of noncompliance. The next hearing in the case is scheduled for September 2001. Nomai intends to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (parties involved with AMM in the Magic project) filed a lawsuit before the Commercial Court of Toulouse, France against AMM. Nomai is obligated to indemnify for and defend against the lawsuit under the agreement whereby Nomai divested its ownership of AMM to its new owner, Alain Bouttier. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to the Magic project. The plaintiffs claim total damages of approximately FF 75 million (approximately $10.3 million). The Court held hearings in the case on June 26, 2000, November 13, 2000, February 5, 2001 and May 15, 2001. At the May 15, 2001 hearing, the Court consolidated this lawsuit with the second Magic project lawsuit referenced below. The next hearing is scheduled for September 3, 2001. Based on the indemnification obligations described above, Nomai intends to vigorously defend against these allegations.

On January 3, 2001, Nomai was served with a notice of arbitration from Computer Memories Storage, SARL (“CMS”), the holding company organized by Alain Bouttier to own AMM. On February 26, 2001, CMS and AMM filed their complete request for arbitration. Their action is based on alleged breaches by Nomai of the agreement whereby Nomai divested its ownership of AMM to Mr. Bouttier. In particular, CMS and AMM claim that AMM suffered damages as a result of (i) Nomai’s treatment of AMM assets prior to the sale to Mr. Bouttier and (ii) alleged breaches by Nomai of certain post-disposition obligations to AMM. CMS and AMM seek the nullification of non-competition obligations between AMM and Nomai and claim damages of approximately FF 142 million (approximately $19.5 million). These claims overlap with those asserted in the Savenier and Magic matters described above. The arbitration will be heard before a three-member arbitration panel in Paris. The arbitration panel has been appointed and is commencing the proceeding. On April 20, 2001, Nomai filed a statement of defenses and certain counterclaims against CMS and AMM. On May 28, 2001, the parties approved the arbitrators’ terms of reference, which set the schedule for pleadings and hearings. Nomai intends to vigorously defend against these allegations.

On January 19, 2001, the Commercial Court of Coutances, France, which has jurisdiction over Nomai’s commercial registration, ordered Nomai to appear at a hearing before the Court on February 6, 2001. The purpose of the hearing was to evaluate Nomai’s solvency, and, if Nomai were found insolvent, to start a judicial reorganization proceeding. The Court ordered Nomai to provide documentation related to its solvency before a hearing, which was held on April 24, 2001. On May 29, 2001, the Court ruled against placing Nomai into bankruptcy.

On March 29, 2001, Conseil & Technique filed a lawsuit before the Tribunal de Commerce of Toulouse against Iomega International, S.A. and Nomai. This lawsuit is based on the same matter as the Magic project lawsuit against AMM described above. Conseil & Technique claims that Nomai and Iomega International sabotaged the Magic project and interfered with AMM’s performance of the agreements underlying the Magic project to prevent the development of a competing product. The lawsuit asks the court to recognize Conseil & Technique as the owner of the intellectual property rights in the Magic project and to award damages against Nomai and/or Iomega International totaling approximately FF 8 million (approximately $1.1 million). On June 19, 2001, the Court held a procedural hearing. As noted above, the two Magic project lawsuits have now been consolidated. Iomega International, S.A. and Nomai intend to vigorously defend against these allegations.

On May 28, 2001, the French Direction Générale de la Concurrence, de la Consommation et de la Répression des Fraudes (“DGCCRF”) held a hearing in Albi regarding a competition law complaint brought by AMM against Iomega International, S.A. and Iomega Corporation. DGCCRF is a French consumer protection and competition agency. The complaint alleges that the two Iomega companies have violated competition restrictions through the following acts: (1) abusive patent application filings; (2) applying legal and financial pressures on AMM; (3) initiating commercial nuisances against AMM; and (4) unlawfully controlling product pricing. To date, the Company has not been contacted by the DGCCRF regarding this investigation. Iomega International, S.A. and Iomega Corporation intend to vigorously defend against these allegations.

On May 30, 2001, AMM filed a lawsuit against Iomega International, S.A. and Iomega Corporation before the Tribunal de Commerce of Albi. The complaint claims that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $ 16.5 million). The Court has scheduled an initial hearing for September 28, 2001. Iomega International, S.A. and Iomega Corporation intend to vigorously defend against these allegations.

On June 25, 2001, AMM filed an action in the Tribunal de Commerce of Albi seeking modification of the RPS Media, S.A. bankruptcy plan. Although Iomega Corporation and Iomega International, S.A. are not parties to this action, the Court required representatives of both companies to appear at a hearing to consider AMM’s claims. In particular, AMM sought modification to the employee requirements under the plan. AMM also alleged damages of FFR 27.3 million (approximately USD $3.6 million) based on its allegations that Iomega Corporation and Iomega International, S.A. interfered with its ability to comply with the bankruptcy plan. On July 24, 2001, the Court denied AMM’s request to modify the plan as well as AMM’s claim of damages. It ruled, however, that both Iomega Corporation and Iomega International, S.A. were parties to the bankruptcy plan. The Company is appealing this aspect of the Court’s ruling and intends to vigorously defend against AMM’s allegations.

On June 28, 2001, AMM filed an anti-competition complaint with the Conseil de la Concurrence (Competition Council). AMM alleged that Iomega Corporation and Iomega International, S.A. have a dominant position in the “Zip media” market and that the Iomega companies have abused this position through anti-competitive practices. The Competition Council held an initial meeting with AMM on July 10, 2001. The Competition Council held a similar meeting with Iomega representatives on July 31, 2001. A hearing before the Competition Council is scheduled for August 29, 2001. The Company intends to vigorously defend against these allegations.

Although the Company does not expect the arbitration or the other Nomai/AMM claims described above to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, an adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs (or is implemented).

(8)         OTHER MATTERS

Significant Customers - During the quarter ended July 1, 2001, sales to Ingram Micro, Inc. and Dell Computer Corporation accounted for 16.3%, and 10.3% of consolidated sales, respectively. Ingram Micro, Inc. and Tech Data Corporation accounted for 20.6% and 12.1% of sales, respectively, for the quarter ended June 25, 2000. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the six months ended July 1, 2001, sales to Ingram Micro, Inc., accounted for 14.6%, consolidated sales. Ingram Micro, Inc. accounted for 14.7 % of sales for the six months ended June 25, 2000. No other single customer accounted for more than 10% of consolidated sales for these periods.

Forward Exchange Contracts – The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statement of cash flows. The Company typically enters into its foreign exchange forward contracts a few days before its quarter ends, therefore the change in value in the contracts that must be recognized in the financial statements is, under normal circumstances, immaterial.

At July 1, 2001, outstanding forward exchange purchase (sales) contracts, which all mature in September 2001, were as follows (Rates are quoted as United States dollar per other currency unit):

                                                                         Contracted
                                                                           Forward              Spot
                                                        Amount               Rate               Rate
                                                    ------------         ----------           -------

                European Currency Unit                (3,900,000)              1.16              1.17
                Japanese Yen                        (138,000,000)            123.32            124.75
                Australian Dollar                       (150,000)              1.94              1.96
                Singapore Dollar                       1,400,000               1.82              1.82
                Swiss Franc                           (2,600,000)              1.75              1.80
                British Pound                           (250,000)               .71               .71
The contracts are revalued at the month-end spot rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(9)         SUBSEQUENT EVENTS

Anticipated Third Quarter 2001 Restructuring and Other Actions

The Company expects to record restructuring and other charges during the third quarter of 2001 in the range of $55 million to $65 million in connection with the following restructuring and other actions:

o Adjust the Company’s operating structure in accordance with revenue expectations, reduce the Company’s break-even point and improving operating cash flow;
o   Reduce the Company’s global workforce in all functional areas during the second half of 2001 by approximately 1,250 persons, from 3,300 employees to 2,050 employees;
o   Streamline the Company’s supply chain and logistics strategy, including the closure of the Company’s distribution facility in North Carolina.
o   Consolidate labor-intensive tasks into Malaysia;
o   Consolidate the Company's operations and facilities, including the relocation of Corporate Headquarters to the West Coast; and
o Revise the Company's product strategy.

The Company expects approximately $43 million of these charges to be cash charges with the remaining $22 million expected to be non-cash charges. The Company expects that these actions, when fully implemented over the remainder of the year, will result in net annual cost reductions of approximately $65 million, beginning in 2002. Further detail of the expected third quarter charges is provided below:

                                                                                            Approximate
           Description of Expected Third Quarter Charges                                       Amount
         --------------------------------------------------                                -----------
                                                                                          (In millions)

         Worldwide workforce reduction charges                                                  $ 16
         Lease terminations                                                                       10
         Lease-related asset write-offs                                                           10
         Contract terminations                                                                    14
         Manufacturing, information technology and other asset write-offs                         12
         Other miscellaneous charges                                                               3
                                                                                                ----
                                                                                         Up to  $ 65
                                                                                                ====
Reverse Stock Split

On July 19, 2001, the Company also announced that its Board of Directors approved, and has recommended to the Company’s shareholders for their approval, a one-for-five reverse stock split of the Company’s outstanding shares of Common Stock. A special meeting of shareholders will be convened on September 28, 2001 at 9 a.m. Mountain Standard Time at the Company’s Roy, Utah headquarters to obtain shareholder approval for the reverse stock split. If the reverse stock split is approved, every five outstanding shares of Common Stock will be automatically changed into one share of Common Stock, thereby reducing approximately 273 million shares of Common Stock currently outstanding to approximately 55 million shares.

IOMEGA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip®, Jaz®, Iomega® CD-RW and PocketZipTM. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Zip segment also includes the development, manufacture, distribution and sales of FotoShowTM digital image centers, which were introduced during the third quarter of 2000. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors, OEMs and resellers throughout the world. The PocketZip segment also includes the development, manufacture, distribution and sales of HipZipTM digital audio players, which were introduced during the third quarter of 2000.

The “Other” category includes: PeerlessTM drive systems, which began shipping during the second quarter of 2001; branded products such as Iomega MicrodriveTM miniature hard drives, Iomega CompactFlashTM and Iomega SmartMediaTM memory cards and DataSafeTM network attached storage servers; LifeworksTM software and Iomega QuikSyncTM software; Ditto® tape products and other miscellaneous items.

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, of which $44.9 million was charged to the respective product lines as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. See the non-restructuring charges discussion below for more information.

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes.

Reportable Operating Segment Information:

                                                            For the Quarter Ended        For the Six Months Ended
                                                         -------------------------      ---------------------------
                                                          July 1,         June 25,        July 1,        June 25,
                                                            2001             2000          2001             2000
                                                         ---------     -----------      ----------       ----------
                                                               (In thousands)                   (In thousands)
       Sales:
          Zip                                             $145,207        $ 237,290      $ 349,692        $ 515,807
          Jaz                                               13,275           37,883         39,836           89,730
          CD-RW                                             18,258           24,585         62,742           35,363
          PocketZip                                          2,319            3,209          3,605            5,263
          Other                                              4,992              672          6,351            2,373
                                                          --------        ---------      ---------        ---------
             Total sales                                  $184,051        $ 303,639      $ 462,226        $ 648,536
                                                          ========        =========      =========        =========

       Product profit margin (loss) before
          charges/reversals:
          Zip                                             $ 34,469        $  69,615      $  89,328        $ 157,556
          Jaz                                                2,502           11,803         12,165           24,266
          CD-RW                                            (11,006)             656        (16,910)             552
          PocketZip                                         (5,098)          (3,257)       (13,151)         (12,126)
          Other                                             (7,324)          (2,406)       (13,669)          (4,769)
                                                         ---------        ---------      ---------         --------
             Total product profit margin                    13,543           76,411         57,763          165,479

       Common operating expenses without
          (charges) reversals allocated to
          product profit margin (loss):
          General corporate expenses                       (28,713)         (40,972)       (62,005)         (71,109)
          Restructuring (charges) reversals                 (1,086)           2,497         (1,086)           2,497
          Non-restructuring charges                        (45,986)               -        (45,986)          (7,400)
          Interest and other income, net                     4,068            3,230          9,329            4,463
                                                          --------        ---------      ---------        ---------
             Income (loss) before income taxes            $(58,174)       $  41,166      $ (41,985)       $  93,930
                                                          ========        =========      =========        =========

                                                          For the Quarter Ended          For the Six Months Ended
                                                        ---------------------------     ---------------------------
                                                          July 1,         June 25,        July 1,         June 25,
                                                           2001             2000           2001             2000
                                                        ----------      -----------     ----------       ----------
                                                               (In thousands)                   (In thousands)
       (Charges)/reversals:
          Restructuring:
             Jaz                                        $       -       $     1,597     $       -        $    1,597
             PocketZip                                          -               900             -               900
             Common                                        (1,086)                -        (1,086)                -
                                                        ----------      -----------     ----------       ----------
                                                        $  (1,086)      $     2,497     $  (1,086)       $    2,497
                                                        =========       ===========     ==========       ==========

          Non-restructuring:
             Zip                                        $ (13,366)      $         -     $ (13,366)       $        -
             CD-RW                                         (9,977)                -        (9,977)                -
             PocketZip                                    (17,926)                -       (17,926)           (7,400)
             Other                                         (3,667)                -        (3,667)                -
             Common                                        (1,050)                -        (1,050)                -
                                                        ---------       ------------    ---------        ----------
                                                        $ (45,986)      $         -     $ (45,986)       $   (7,400)
                                                        =========       ============    =========        ==========

       Product profit margin (loss) after
          charges/reversals:
          Zip                                           $  21,103       $    69,615     $  75,962        $  157,556
          Jaz                                               2,502            13,400        12,165            25,863
          CD-RW                                           (20,983)              656       (26,887)              552
          PocketZip                                       (23,024)           (2,357)      (31,077)          (18,626)
          Other                                           (10,991)           (2,406)      (17,336)           (4,769)
                                                        ---------       -----------     ---------        ----------
             Total product profit (loss) margin           (31,393)           78,908        12,827           160,576

       Common operating expenses with (charges)
       reversals allocated to product profit margin
       (loss):
          General corporate expenses                      (28,713)          (40,972)      (62,005)          (71,109)
          Restructuring charges                            (1,086)                -        (1,086)                -
          Non-restructuring charges                        (1,050)                -        (1,050)                -
          Interest and other income, net                    4,068             3,230         9,329             4,463
                                                        ---------       -----------     ---------        ----------
             Income (loss) before income taxes          $ (58,174)      $    41,166     $ (41,985)       $   93,930
                                                        =========       ===========     =========        ==========

NON-RESTRUCTURING CHARGES

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. In the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million primarily reflecting write-downs of Clik! inventory and equipment and loss accruals for related supplier purchase commitments. A breakdown of the charges is included in the table below:

                                                                                    Financial
                                                                                    Statement
           Description of Non-Restructuring Charges                 Amount          Category
         ---------------------------------------------            ---------       -----------
                                                                 (In millions)

         Q2 2001
         -------
         Products:
            Zip                                                   $    4.5        Cost of sales
            FotoShow (part of Zip segment)                             8.9        Cost of sales
            CD-RW                                                     10.0        Cost of sales
            HipZip (part of PocketZip segment)                        17.9        Cost of sales
            Other (primarily sourced products)                         3.6        Cost of sales
                                                                  --------
                                                                      44.9
         Separation agreement                                          1.1          S,G and A
                                                                  --------
                                                                  $   46.0
                                                                  ========

         Q1 2000
         -------
         Excess PocketZip disk manufacturing capacity             $    3.7        Cost of sales
         PocketZip PC Card drive inventory NRV                         2.8        Cost of sales
         Excess PocketZip PC Card drive manufacturing
             equipment                                                 0.6        Cost of sales
         PocketZip PC Card drive purchase commitments                  0.3        Cost of sales
                                                                  --------
                                                                  $    7.4
                                                                  ========

         S,G and A = Selling, general and administrative expenses
         NRV = Net realizable value

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established. The Company generally considers that inventory on hand or with suppliers which is not expected to be sold within the next nine months as excess and thus appropriate reserves are established. Inventory reserves recorded in the second quarter of 2001 amounted to $16.8 million. Loss accruals for related supplier purchase commitments amounted to $18.3 million. Additional accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. Also included in the non-restructuring charges above is $7.6 million reflecting the extent to which undiscounted future cash flows are expected to be less than the net book value of related manufacturing equipment.

The Company began shipping a USB Zip 100MB drive in the fourth quarter of 2000. This product is being replaced by two new lower cost drives in the third quarter of this year. As a result of sales not meeting prior Company forecasts, which has caused the Company to change future expectations, and the transition to the new lower cost drives, the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million.

The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product is digital camera users. The Company was unsuccessful in its efforts to market this product to these users through both existing and new channels. As a result sales have not met the Company’s prior expectations, which has caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million.

The Company has been shipping CD-RW products since August 1999. Most of the Company’s CD-RW drives are purchased from suppliers and marketed under the Iomega name without significant manufacturing activity by the Company. Due to intense competitive pricing pressures in the CD-RW market, prices have fallen faster for CD-RW products than the Company anticipated, particularly during the second quarter of 2001. The Company was unable to negotiate lower prices with vendors at the same rate as external prices to its customers declined. As a result, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million.

The Company began shipping the HipZip digital audio player late in the third quarter of 2000. Sales volumes during 2001 did not meet the Company’s expectations, which caused the Company to change future expectations. The digital audio player market has been saturated with other competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

Charges taken for Other products were primarily for sourced products such as Microdrive, Magneto-Optical drives in Europe, CompactFlash and SmartMedia, which the Company began selling in the first quarter of 2001. As a result of sales not meeting prior expectations, which has caused the Company to change future expectations, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement between Mr. Bruce Albertson, who resigned as President and Chief Executive Officer, and the Company.

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

RESTRUCTURING CHARGES

Second Quarter 2001 Restructuring Actions.

In June 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations at the Company’s Penang, Malaysia manufacturing facility. The Company’s Roy, Utah, manufacturing facility will shift from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June. This workforce reduction resulted in an accrual of $0.8 million for severance and outplacement. The Company anticipates annual cost savings of $3.7 million from this action.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in an accrual of $0.3 million for severance and benefits. The cost savings associated with this headcount reduction were not significant.

The second quarter 2001 restructuring charges are summarized below:

                                                                               Utilized
 Second Quarter 2001                            Original    -----------------------         Balance
Restructuring Actions                          Charge (a)     Cash        Non-Cash          07/01/01
      --------------------------------                     ----------   ---------     ---------         --------
                                                                           (in thousands)

      U.S. Manufacturing:
              Severance and benefits                        $   834     $       -     $       -         $   834
                                                            -------     ---------     ---------         -------

      Singapore Reorganization:
              Severance and benefits                            252             -             -             252
                                                            -------     ---------     ---------         -------
                                                            $ 1,086     $       -     $       -         $ 1,086
                                                            =======     =========     =========         =======

      Balance Sheet Breakout:
             Other current liabilities                      $ 1,086     $       -     $       -         $ 1,086
                                                            =======     =========     =========         =======

         (a)  Amounts represent primarily cash charges.

Anticipated Third Quarter 2001 Restructuring and Other Actions.

The Company expects to record restructuring and other charges during the third quarter of 2001 in the range of $55 million to $65 million in connection with the following restructuring and other actions:

o   Adjust the Company’s operating structure in accordance with revenue expectations, reduce the Company’s break-even point and improving operating cash flow;
o   Reduce the Company’s global workforce in all functional areas during the second half of 2001 by approximately 1,250 persons, from 3,300 employees to 2,050 employees;
o   Streamline the Company’s supply chain and logistics strategy, including the closure of the Company’s distribution facility in North Carolina.
o   Consolidate labor-intensive tasks into Malaysia;
o   Consolidate the Company's operations and facilities, including the relocation of Corporate Headquarters to the West Coast; and
o   Revise the Company's product strategy.

The Company expects approximately $43 million of these charges to be cash charges with the remaining $22 million expected to be non-cash charges. The Company expects that these actions, when fully implemented over the remainder of the year, will result in net annual cost reductions of approximately $65 million, beginning in 2002. Further detail of the expected third quarter charges is provided below:

                                                                                         Approximate
           Description of Expected Third Quarter Charges                                     Amount
         --------------------------------------------------                              ------------
                                                                                         (In millions)

         Worldwide workforce reduction charges                                                  $ 16
         Lease terminations                                                                       10
         Lease-related asset write-offs                                                           10
         Contract terminations                                                                    14
         Manufacturing, information technology and other asset write-offs                         12
         Other miscellaneous charges                                                               3
                                                                                                ----
                                                                                         Up to  $ 65
                                                                                                ====

1999 Restructuring Actions.

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million as a result of steps the Company was taking to organize along functional lines, (for example, manufacturing, sales, etc.) consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales. The $14.1 million charge was composed of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately.

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999 of which $2.0 million was reversed in the fourth quarter of 1999, and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

Second Quarter 1999 Restructuring Actions. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company’s magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company’s facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. Also included in the restructuring actions was the consolidation of the Company’s operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. This restructuring charge consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter 1999 restructuring actions. Through December 31, 1999, the Company had terminated the employment of 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah, sales personnel located in Paris, France and product development employees located in Scotland. The Company recorded charges of $10.7 million for these workforce reduction actions. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated, which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999.

The Company estimated that annual cost savings would approximate $40 million when these actions were fully implemented. The savings were expected to primarily result from reductions in salaries, rent and depreciation. However, it was also anticipated that these savings would be offset by increased spending in other areas such as advertising.

At December 31, 1999, the Company had terminated all affected employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the restructuring actions.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and vendor equipment and higher than expected proceeds from equipment disposals.

The remaining $1.4 million of restructuring reserves which relate to contractual obligations associated with performance guarantees that would not be met as a result of consolidating the Company’s operations in France, are in litigation and therefore have not been settled. The Company is unable to predict when the litigation will be resolved.

Second Half 1999 Restructuring Actions. During the third quarter ended September 26, 1999, the Company recorded a pre-tax restructuring charge of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer PC Card and OEM drives which resulted in the Company’s discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales. An additional charge of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company did not anticipate material ongoing cost savings from the second half restructuring actions.

In connection with the Company’s 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of employment of 140 employees. The Company recorded charges of $4.3 million for these workforce reduction actions in the fourth quarter of 1999.

Operations ceased in Avranches, France during October 1999. As of December 31, 1999, the Company had ceased all operations, ceased utilization of all facilities and fixed assets and terminated the employment of all affected employees except for a few employees necessary to wind up the Company’s affairs.

During the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

The remaining $1.8 million of restructuring reserves related to the manufacturing cessation of Avranches, France consists of severance and benefits, and contract obligations which are under dispute. The severance and benefits are anticipated to be utilized by the end of 2001 while the contract obligations are being litigated and the Company is unable to predict when the litigation will be resolved.

Remaining restructuring reserves in the amount of $3.2 million are included in the Company’s balance sheet as of July 1, 2001 in other current liabilities. There was no activity related to the 1999 restructuring reserves during the quarter ended July 1, 2001. Utilization of the 1999 restructuring reserves during the six months ended July 1, 2001 is summarized below:

                                                                                  Utilized
                                                               Balance     -----------------------        Balance
                1999 Restructuring Actions                    12/31/00       Cash         Non-Cash        07/01/01
             ---------------------------------                --------     --------       --------       ---------
                                                                              (in thousands)
             France/Scotland Consolidation:
                Contract obligations (b)(c)                   $   1,414    $      -       $      -       $   1,414
                                                              ---------    --------       --------       ---------

             Manufacturing Cessation -
                Avranches, France:
                Trade receivables (a)                                47           -            (47)              -
                Other commitments (b)                               511        (356)           (62)             93
                Contract obligations (b)                          1,581           -              -           1,581

                Severance and benefits (b)                          495        (350)             -             145
                                                              ---------    --------       --------       ---------
                                                                  2,634        (706)          (109)          1,819
                                                              ---------    --------       --------       ---------

                                                              $   4,048    $   (706)      $   (109)      $   3,233
                                                              =========    ========       ========       =========

             Balance Sheet Breakout:
                Other current liabilities (b)                 $   4,001    $   (706)      $    (62)      $   3,233
                Trade receivables (a)                                47           -            (47)              -
                                                              ---------    --------       --------       ---------
                                                              $   4,048    $   (706)      $   (109)      $   3,233
                                                              =========    ========       ========       =========

            (a)  Amounts represent primarily non-cash charges.
            (b)  Amounts represent primarily cash charges.
            (c)  Amounts relate to commitments associated with manufacturing of floppy drives.

SEASONALITY

The Company’s Zip products are targeted primarily to the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company’s Jaz products are targeted primarily to the business professional market. The Company’s CD-RW products are targeted to the retail consumer and enterprise markets. The Company’s PocketZip products are targeted to the enterprise market, to various electronics device OEMs and to the retail consumer markets. Management believes the markets for the Company’s products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the second quarter and summer months. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

RESULTS OF OPERATIONS

The Company reported sales of $184.1 million and a net loss of $35.9 million, or $0.13 per diluted share, for the second quarter of 2001. Results for the second quarter of 2001 include pre-tax non-restructuring charges totaling $46.0 million, primarily reflecting write-downs of HipZip, CD-RW and FotoShow inventory and equipment, loss accruals for related supplier purchase commitments, and other charges and pre-tax restructuring charges of $1.1 million. The 2001 second quarter results compared to second quarter 2000 sales of $303.6 million and net income of $40.4 million, or $0.15 per diluted share, which included $15.3 million, or $0.05 per diluted share, attributable to a decrease in the valuation allowance for net deferred tax assets and also included a pre-tax $2.5 million reversal of restructuring reserves previously recorded in 1999.

For the six months ended July 1, 2001, the Company reported sales of $462.2 million and a net loss of $26.0 million, or $0.10 per diluted share. Results for the first six months of 2001 include pre-tax non-restructuring charges totaling $46.0 million, primarily reflecting write-downs of HipZip, CD-RW and FotoShow inventory and equipment, loss accruals for related supplier purchase commitments, and other charges and pre-tax restructuring charges of $1.1 million. Results for the six months ended July 1, 2001 compared to the six months ended June 25, 2001, with sales of $648.5 million and net income of $92.2 million, or $0.33 per diluted share, which included $37.8 million, or $0.13 per diluted share, attributable to a decrease in the Company’s valuation allowance for net deferred tax assets, and also included a pre-tax $2.5 million reversal of restructuring reserves previously recorded in 1999.

SALES

Sales for the quarter ended July 1, 2001 of $184.1 million decreased $119.5 million, or 39.4%, when compared to sales of $303.6 million for the second quarter of 2000. This decrease was primarily a result of lower Zip drive and disk sales and lower Jaz drive and disk sales. Total drive sales of $115.8 million decreased by 31.9% compared to the second quarter of 2000. Total drive units shipped (excluding licensees) for the quarter ended July 1, 2001 decreased by 22.7% compared to the second quarter of 2000. Total disk sales of $66.0 million decreased by 49.2% compared to the second quarter of 2000. Total disk units shipped for the quarter ended July 1, 2001 decreased by 39.9% compared to the second quarter of 2000. In addition to lower drive and disk shipments, the decrease in revenue was impacted by price reductions and rebates, the majority associated with Zip products, which reflected the Company’s strategy to gain increased market penetration for its Zip products.

Zip product sales for the second quarter of 2001 totaled $145.2 million, representing a decrease of $92.1 million, or 38.8%, compared to sales of $237.3 million for the second quarter of 2000. Sales of Zip products represented 78.9% of total sales for the second quarter of 2001, compared to 78.1% for the second quarter of 2000. Zip drive sales of $88.2 million for the second quarter of 2001 decreased by $38.7 million, or 30.5%, from $126.9 million in the second quarter of 2000. The Company’s Zip drive units shipped decreased by 25.7% from the second quarter of 2000. Zip drive units shipped to aftermarket channels dropped 32.3% while aftermarket channel revenue dropped 30.5% compared to the second quarter of 2000. Zip drive units shipped to OEM’s decreased 19.1% while OEM revenue decreased 14.9% when compared to the second quarter of 2000, due to increased sales mix of higher priced Zip 250MB drives to OEM’s during the second quarter of 2001. Shipments of Zip OEM drives accounted for approximately 55% of total Zip drive shipments in the second quarter of 2001, compared to approximately 50% in the second quarter of 2000. Zip disk units shipped decreased by 39.7% from the second quarter of 2000. Zip disk revenue of $56.4 million for the second quarter of 2001 decreased by $52.6 million, or 48.3%, from $109.0 million for the second quarter of 2000. When compared to the second quarter of 2000, lower units shipped, net of favorable product mix, accounted for $62.0 million of the decrease in Zip product revenue and pricing actions accounted for $30.1 million of the decrease in Zip product revenue.

Jaz product sales for the second quarter of 2001 totaled $13.3 million, representing a decrease of $24.6 million or 65% compared to sales of $37.9 million for the second quarter of 2000. Sales of Jaz products represented 7.2% of total sales for the second quarter of 2001, compared to 12.5% for the second quarter of 2000. Jaz drive and disk units shipped decreased by 61.8% and 55.1%, respectively, when compared to the second quarter of 2000. Lower units shipped and pricing actions accounted for $23.2 million and $1.4 million, respectively, of the decrease in Jaz revenue when compared to the second quarter of 2000.

CD-RW product sales for the second quarter of 2001 totaled $18.3 million, representing a $6.3 million, or 25.7%, decrease compared to sales of $24.6 million for the second quarter of 2000. Sales of CD-RW products represented 9.9% of total sales for the second quarter of 2001 compared to 8.1% for the second quarter of 2000. CD-RW units shipped increased 20% compared to the second quarter of 2000. When compared to the second quarter of 2000, pricing actions of $11.1 million resulting from pricing actions taken to meet competitive pressures were partially offset by $4.8 million of additional revenue from higher units shipped.

PocketZip product sales for the second quarter of 2001 totaled $2.3 million, representing a decrease of $0.9 million, or 27.7%, compared to sales of $3.2 million for the second quarter of 2000. Sales of PocketZip products represented 1.3% of total sales in the second quarter of 2001, compared to 1.1% for the second quarter of 2000. PocketZip drive units shipped increased 26.9% compared to the second quarter of 2000, while PocketZip disks units shipped decreased by 23.6%. Pricing actions accounted for $1.7 million of the lower revenue and was partially offset by $0.8 million from higher units shipped, primarily drives, resulting in the lower PocketZip revenue when compared to the second quarter of 2000.

Geographically, sales in the Americas totaled $124.4 million, or 67.6% of total sales, in the second quarter of 2001, compared to $195.4 million, or 64.4% of total sales, in the second quarter of 2000. This decrease was primarily due to lower Zip and Jaz sales. Sales in Europe totaled $43.7 million, or 23.7% of total sales, in the second quarter of 2001, compared to $78.4 million, or 25.8% of total sales, in the second quarter of 2000. This decrease was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $16.0 million, or 8.7% of total sales, in the second quarter of 2001, compared to $29.9 million, or 9.8% of total sales, in the second quarter of 2000. This decrease was primarily due to lower Zip sales.

Sales for the six months ended July 1, 2001 of $462.2 million decreased by $186.3 million, or 28.7%, compared to sales of $648.5 million for the six months ended June 25, 2000. This decrease was primarily a result of lower Zip drive and disk sales and lower Jaz drive and disk sales, offset in part by higher CD-RW drive sales. Total drive sales of $291.7 million decreased by 19.5% compared to the first six months of 2000. Total drive units shipped (excluding licensees) for the six months ended July 1, 2001 decreased by 16.8% compared to the six months ended June 25, 2000. Total disk sales of $165.4 million decreased by 40.6% compared to the first six months of 2000. Total disk units shipped for the six months ended July 1, 2001 decreased by 31.7% compared to the six months ended June 25, 2000. In addition to lower drive and disk shipments, the decrease in revenue was impacted by price reductions and rebates, the majority associated with Zip products, which reflected the Company’s strategy to gain increased market penetration for its Zip products.

Zip product sales for the first six months of 2001 totaled $349.7 million, representing a decrease of $166.1 million, or 32.2%, compared to sales of $515.8 million for the first six months of 2000. Sales of Zip products represented 75.7% of total sales for the first six months of 2001, compared to 79.5% for the first six months of 2000. Zip drive sales of $208.7 million for the first six months of 2001 decreased by $79.3 million, or 27.5%, from $288.0 million in the first six months of 2000. The Company’s Zip drive units shipped decreased by 23.4% from the first six months of 2000. Zip drive units shipped to aftermarket channels dropped 30.4% while aftermarket channel revenue dropped 27.5% compared to the first six months of 2000. Zip drive units shipped to OEM’s decreased 14.1% while OEM revenue decreased 8.2% compared to the first six months of 2000, due to increased sales mix of higher priced Zip 250MB drives to OEM’s during the first six months of 2001. Shipments of Zip OEM drives accounted for approximately 48.3% of total Zip drive shipments in the first six months of 2001, compared to approximately 43.1% in the first six months of 2000. Zip disk units shipped decreased by 31.2% from the first six months of 2000. Zip disk revenue of $140.2 million for the six months ended July 1, 2001 decreased by $85.4 million, or 37.9%, from $225.6 million for the six months ended June 25, 2000. When compared to the first six months of 2000, lower units shipped, net of favorable product mix, accounted for $98.0 million of the decrease in Zip product revenue and pricing actions accounted for $68.1 million and of the decrease in Zip product revenue.

Jaz product sales for the six months ended July 1, 2001 totaled $39.8 million, representing a decrease of $49.9 million, or 55.6%, compared to sales of $89.7 million for the six months ended June 25, 2000. Sales of Jaz products represented 8.6% of total sales for the first six months of 2001, compared to 13.8% for the first six months of 2000. Jaz drive and disk units shipped decreased by 51.7% and 50.7%, respectively, when compared to the first six months of 2000. Lower units shipped and pricing actions accounted for $47.0 million and $2.9 million, respectively, of the decrease in Jaz revenue when compared to the first six months of 2000.

CD-RW product sales for the six months ended July 1, 2001 totaled $62.7 million, representing an increase of $27.3 million, or 77.4%, compared to sales of $35.4 million for the six months ended June 25, 2000. Sales of CD-RW products represented 13.6% of total sales for the first six months of 2001 compared to 5.5% for the first six months of 2000. CD-RW units shipped increased almost 1.5 times compared to the first six months of 2000. Higher units shipped accounted for $44.1 million of the increased sales and was partially offset by pricing actions of $16.7 million resulting from pricing actions taken to meet competitive pressures when compared to the first six months of 2000.

PocketZip product sales for the six months ended July 1, 2001 totaled $3.6 million, representing a decrease of $1.7 million, or 31.5%, compared to sales of $5.3 million for the six months ended June 25, 2000. Sales of PocketZip products represented 0.8% of total sales for both the first six months of 2001 and 2000. PocketZip drive units shipped increased 17.5% compared to the first six months of 2000, while PocketZip disks units shipped decreased by 31.0%. Pricing actions accounted for $2.2 million of the lower revenue and was partially offset by $0.5 million from higher units shipped, primarily drives, resulting in the lower PocketZip revenue when compared to the first six months of 2000.

Geographically, sales in the Americas totaled $315.7 million, or 68.3% of total sales, in the six months ended July 1, 2001, compared to $412.9 million, or 63.7% of total sales, in the six months ended June 25, 2000. This decrease was primarily due to lower Zip and Jaz sales, partially offset by higher CD-RW sales. Sales in Europe totaled $111.5 million, or 24.1% of total sales, in the six months ended July 1, 2001, compared to $173.3 million, or 26.7% of total sales, in the six months ended June 25, 2000. This decrease was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $35.0 million, or 7.6% of total sales, in the six months ended July 1, 2001, compared to $62.3 million, or 9.6% of total sales, in the six months ended June 25, 2000. This decrease was primarily due to lower Zip sales.

GROSS MARGIN

The Company’s overall gross margin was $7.3 million, or 4.0%, in the second quarter of 2001, compared to $120.0 million, or 39.5%, in the second quarter of 2000. This decrease in gross margin of $112.7 million was due primarily to lower Zip, Jaz and CD-RW revenue and non-restructuring charges of $44.9 million, primarily reflecting writedowns of HipZip, CD-RW and FotoShow inventory and equipment and loss accruals for related supplier purchase commitments and lower CD-RW gross margins. Excluding the non-restructuring charges, gross margin for the second quarter of 2001 was 28.4%. This gross margin percentage decrease from 39.5% for the second quarter of 2000 resulted primarily from significantly lower CD-RW gross margins caused by intense pricing pressures and from lower Zip margins which declined from 43% in the second quarter of 2000 to approximately 40% in the second quarter of 2001, largely a reflection of pricing actions.

The Company’s overall gross margin was $93.0 million, or 20.1%, in the six months ended July 1, 2001, compared to $247.9 million, or 38.2%, in the six months ended June 25, 2000. The decrease in gross margin of $154.9 million was due primarily to lower Zip and Jaz revenue, lower CD-RW gross margins and non-restructuring charges of $44.9 million in 2001 offset in part by non-restructuring charges in 2000 of $7.4 million. Excluding the non-restructuring charges in both years the gross margin for the first six months of 2001, was 29.8% compared to 39.4% for the first six months of 2000. This gross margin percentage decrease resulted primarily from lower CD-RW gross margins caused by intense pricing pressures and from lower Zip margins which declined from 43% in the first six months of 2000 to approximately 39% in the first six months of 2001, largely a reflection of pricing actions.

Future gross margin percentages will depend on: sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB and Zip 250MB drives and disks, as sales of Zip 250MB products have higher gross margins; sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; the mix between Zip, Jaz, Peerless and PocketZip products, as well as the mix of lower margin branded products such as CD-RW, Microdrive, CompactFlash, DataSafe and SmartMedia; future pricing actions or promotions; the impact of any future material cost reductions; the impact of any rebate that may be implemented as part of the Rinaldi settlement (See Note 7 to the condensed consolidated financial statements for more information); the ability to avoid further inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with recently introduced products such as HipZip, FotoShow and Peerless; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products; and general economic conditions in the PC industry.

SEGMENT PRODUCT PROFIT MARGIN (LOSS) BEFORE CHARGES/REVERSALS

Zip segment product profit margin for the second quarter of 2001 of $34.5 million decreased by $35.1 million, or 50.5%, compared to Zip segment product profit margin of $69.6 million for the second quarter of 2000, primarily from pricing actions and lower units shipped. Product profit margin as a percentage of Zip sales decreased to 23.7% for the second quarter of 2001, compared to 29.3% for the second quarter of 2001, primarily due to pricing actions.

Jaz segment product profit margin for the second quarter of 2001 of $2.5 million decreased by $9.3 million, or 78.8%, compared to Jaz segment product profit margin of $11.8 million for the second quarter of 2000, primarily from lower units shipped and fixed costs decreasing at a slower rate than revenue declined. Product profit margin as a percentage of Jaz sales decreased to 18.8% for the second quarter of 2001, compared to 31.2% for the second quarter of 2000, due to fixed costs decreasing at a slower rate than revenue declined.

CD-RW segment product loss for the second quarter of 2001 of $11.0 million represented an $11.7 million reduction in profitability compared to a CD-RW segment product profit margin of $0.7 million for the second quarter of 2000, primarily due to pricing actions as a result of pricing pressure.

PocketZip segment product loss of $5.1 million increased $1.8 million in the second quarter of 2001, compared to a PocketZip segment product loss of $3.3 million in the second quarter of 2000, primarily due to lower revenues resulting primarily from pricing actions and from higher material costs.

Other product losses of $7.3 million increased $4.9 million in the second quarter of 2001, compared to Other product losses of $2.4 million in the second quarter of 2000, primarily due to development costs associated with Peerless which began shipping late in the second quarter of 2001.

Zip segment product profit margin for the first six months of 2001 of $89.3 million decreased by $68.3 million, or 43.3%, compared to Zip segment product profit margin of $157.6 million for the first six months of 2000, primarily due to pricing actions and lower units shipped. Product profit margin as a percentage of Zip sales decreased to 25.5% for the first six months of 2001, compared to 30.5% for the first six months of 2000, primarily due to pricing actions and lower units shipped partially offset by favorable product mix.

Jaz segment product profit margin for the first six months of 2001 of $12.2 million decreased by $12.1 million, or 49.8%, compared to Jaz segment product profit margin of $24.3 million for the first six months of 2000, primarily due to lower units shipped. Product profit margin as a percentage of Jaz sales increased to 30.5% for the first six months of 2001, compared to 27.0% for the first six months of 2000, primarily due to lower warranty and repair costs and lower depreciation expenses.

CD-RW segment product loss for the first six months of 2001 of $16.9 million represented a $17.5 million reduction in profitability compared to a CD-RW segment product profit margin of $0.6 million for the first six months of 2000, primarily due to price reductions and rebates as a result of pricing pressure.

PocketZip segment product loss for the first six months of 2001 of $13.1 million increased $1.1 million, compared to PocketZip segment product loss of $12.1 million for the first six months of 2000, primarily due to lower revenues resulting primarily from pricing actions.

Other product loss of $13.7 million increased $8.9 million for the first six months of 2001, compared to Other product loss of $4.8 million for the first six months of 2000, primarily due to development costs associated with Peerless which began shipping late in the second quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Including Bad Debt)

Selling, general and administrative expenses (including bad debt) of $55.2 million for the second quarter of 2001 decreased by $14.1 million, or 20.4%, compared to $69.3 million for the second quarter of 2000. The $14.1 million decrease in selling, general and administrative expenses resulted primarily from a $6.8 million decrease in marketing expenditures; a $4.8 million decrease in general and administrative expenses due primarily to lower legal and system upgrade costs and to cost cutting efforts; a $1.3 million decrease in bonus accruals and a $1.2 million decrease due to cost efficiencies in the customer satisfaction function. Selling, general and administrative expenses increased as a percentage of sales to 30.0% for the second quarter of 2001, from 22.8% in the corresponding quarter of 2000, as a result of lower sales in the second quarter of 2001.

Selling, general and administrative expenses (including bad debt) of $115.9 million for the first six months of 2001 decreased by $18.6 million, or 13.8%, compared to $134.5 million for the first six months of 2000. The $18.6 million decrease in selling, general and administrative expenses resulted primarily from a $6.4 million decrease in bonus accruals; a $5.9 million decrease in marketing expenditures; a $4.9 million decrease in general and administrative expenses due to cost cutting efforts and a $1.4 million decrease due to cost efficiencies in the customer satisfaction function. Selling, general and administrative expenses increased as a percentage of sales to 25.1% for the first six months of 2001, from 20.7% in the corresponding period of 2000, as a result of lower sales during the first six months of 2001.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $13.2 million for the second quarter of 2001 decreased by $2.1 million, or 13.7%, when compared to $15.3 million for the second quarter of 2000. The lower research and development expenses for the second quarter of 2001 was due primarily to lower spending on Zip, Jaz, PocketZip and CD-RW development projects partially offset by increased spending on the new Peerless drive system and for software development projects. Research and development expenses increased as a percentage of sales to 7.2% in the second quarter of 2001, from 5.0% in the second quarter of 2000 as a result of lower revenue.

Research and development expenses of $27.3 million for the first six months of 2001 increased by $0.9 million, or 3.4%, when compared to $26.4 million for the first six months of 2000. The increase in research and development expenses for the first six months of 2001 was due primarily to increased spending for the development of the new Peerless drive system and for software development, partially offset by lower Zip, Jaz and PocketZip development expenditures. Research and development expenses increased as a percentage of sales to 5.9% in the first six months of 2001, from 4.1% in the corresponding period of 2000 primarily as a result of lower revenue.

INTEREST AND OTHER INCOME AND EXPENSE

Interest income of $4.3 million in the second quarter of 2001 decreased $1.1 million from $5.4 million in the second quarter of 2000. Lower interest rates during the second quarter of 2001 were partially offset by higher average cash balances. Interest income of $9.6 million for the first six months of 2001 increased $0.7 million from $8.9 million for the first six months of 2000. Higher average cash and investment balances during the first six months of 2001 were partially offset by lower interest rates.

Interest expense of $0.1 million and $0.2 million during the second quarter and first six months of 2001, respectively, decreased from $1.4 million and $2.8 million during the second quarter and first six months of 2000, respectively. The lower interest expense resulted from no debt balances in 2001 other than capital lease obligations of $1.9 million compared to the second quarter of 2000, when the Company had $45.5 million in convertible subordinated notes outstanding and capital lease obligations of $5.2 million. The convertible subordinated notes were paid off in October 2000.

Included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the quarter ended July 1, 2001, the Company recorded an income tax benefit of $22.3 million on a pre-tax loss of $58.2 million. The tax benefit for the second quarter of 2001 was calculated using an estimated annual effective tax rate of approximately 39%. This compares to an income tax provision of $0.8 million on pre-tax income of $41.2 million representing a tax rate of 2% for the second quarter of 2000, reflecting a $15.3 million decrease in the valuation allowance for net deferred tax assets. Excluding the $15.3 million decrease in the valuation allowance, the tax rate for the second quarter of 2000 was 39%.

The Company’s current deferred tax assets reflect temporary differences between the book and tax treatment of current assets and liabilities, mainly reserves for accounts receivable, inventories and accrued expenses. The non-current deferred tax assets reflect temporary differences between the book and tax treatment of non-current assets and liabilities, plus the tax benefit of tax credit carryforwards and net operating loss carryforwards. At July 1, 2001, the Company had $14.8 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $37.9 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020.

The Company continues to maintain a full valuation allowance of $15.9 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36.3 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down. Therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Deferred tax liabilities for estimated U.S. federal and state taxes of $58.7 million and $55.4 million as of July 1, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $150.6 million and $142.0 million as of July 1, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112 million. These earnings are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million. Cash dividends of unremitted foreign earnings to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

Net deferred tax assets for the Company at July 1, 2001 are $29.0 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $75 million.

For the six-month period ended July 1, 2001, the Company recorded an income tax benefit of $16.0 million on a pre-tax loss of $42.0 million. The tax benefit for the first six months of 2001 was calculated using an estimated annual effective tax rate of approximately 39%. This compares to an income tax provision of $1.7 million on pre-tax income of $93.9 million representing a tax rate of 2% for the first six months of 2000, reflecting a $37.8 million decrease in the valuation allowance for net deferred tax assets. Excluding the $37.8 million decrease in the valuation allowance, the tax rate for first six months of 2000 was 42%. Cash paid for income taxes was $1.2 million and $1.4 million for the first six months of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2001, the Company had cash, cash equivalents and temporary investments of $359.9 million, compared to $377.9 million at December 31, 2000, a decrease of $18.0 million or 4.8%.

At July 1, 2001, $144.6 million of cash, cash equivalents and temporary investments were on deposit in the U.S. compared to $199.2 million at December 31, 2000.

At July 1, 2001, $215.3 million of cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe) compared to $178.7 million at December 31, 2000. Unremitted earnings of foreign subsidiaries amounted to $262.5 million as of July 1, 2001. Cash dividends of unremitted foreign earnings to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39% (See “Income Taxes” above for more detail).

Working capital of $378.4 million decreased by $11.8 million compared to $390.2 million at December 31, 2000. The Company’s ratio of current assets to current liabilities of 2.5 to 1 at July 1, 2001 increased compared to 2.3 to 1 at December 31, 2000.

During the six months ended July 1, 2001, cash used by operating activities amounted to $3.3 million, a decrease of $157.6 million compared to cash provided from operating activities of $154.3 million for the first six months of 2000. The decreased cash provided from operating activities resulted primarily from lower operating results and from changes in current assets and current liabilities as described below.

Accounts receivable decreased in the first six months of 2001 primarily from lower sales. Inventory decreased in the first six months of 2001 primarily due to inventory write-downs of HipZip, FotoShow and CD-RW inventory. Accounts payable decreased primarily from lower levels of purchasing that has resulted from lower sales volumes. The decrease in other current liabilities was due to a combination of decreases in accrued marketing, lower bonus accrual balances due to bonus payments made with respect to 2000 and no accruals being made with respect to the first six months of 2001 and decreases in various other accrued liabilities which were partially offset by increases in inventory purchase commitments.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flow from operations and future sources of available financing, will be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for restructuring and other activities during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the Company’s ability to stop its revenue decline, worldwide economic conditions, the availability of critical components, the progress of the Company’s product development efforts and the success of the Company in managing its inventory, trade receivables and accounts payable.

Reverse Stock Split. On July 19, 2001, the Company also announced that its Board of Directors approved, and has recommended to the Company’s shareholders for their approval, a one-for-five reverse stock split of the Company’s outstanding shares of Common Stock. A special meeting of shareholders will be convened on September 28, 2001 at 9 a.m. Mountain Standard Time at the Company’s Roy, Utah headquarters to obtain shareholder approval for the reverse stock split. If the reverse stock split is approved, every five outstanding shares of Common Stock will be automatically changed into one share of Common Stock, thereby reducing approximately 273 million shares of Common Stock currently outstanding to approximately 55 million shares.

OTHER MATTERS

SEC Review. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and Form 10-Q for the quarter ended April 1, 2001, in connection with a review of the Company’s periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff has also questioned aspects of the Company’s accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

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

The Company’s management believes that the Company’s accounting for each of these matters, which is described in the Company’s 2000 Annual Report on Form 10-K, is in accordance with generally accepted accounting principles and applicable accounting literature. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition, the subsequent evaluation of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company’s current financial condition or future results of operations.

Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. SFAS 141 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”). Under this statement, goodwill is not amortized but rather is tested for impairment annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning on January 1, 2002. Upon adoption, the Company will no longer book amortization of approximately $3 million per year. The Company has not yet made a determination of how much, if any, of the Company’s existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company’s adoption of SFAS No. 142.

In April 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement on January 1, 2002. Reclassification of prior period financial statements is required if practical. This issue could result in adjustments to net sales and selling, general and administrative expenses though the extent of these reclassifications have not yet been determined by the Company. The adoption of EITF 00-25 will have no impact on operating income, net income, or earnings per share.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company’s future operating results will depend in large part on the success of its product solutions for personal computers and other devices. Although the Company believes there is a market demand for personal storage devices, there can be no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Company’s products achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company’s products and of competing and substitute solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computers and other products containing the Company’s drives; the ability of the Company to create consumer demand for its products; the success of the Company’s efforts to maintain customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and worldwide economic conditions, including overall market demand for personal computers and other products with which the Company’s products can be used.

The Company’s business strategy is substantially dependent on maximizing sales of its proprietary Zip, Jaz, PocketZip and Peerless disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of product drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company’s drive products without infringing the Company’s proprietary rights or for any other reason, the Company’s sales would be adversely affected and its results of operations would be disproportionately adversely affected.

Sales of Zip products have accounted for a significant majority of the Company’s revenue since 1996. However, these sales may not be indicative of the long-term demand for Zip products and, in the second quarter of 2001, Zip revenue decreased approximately 39% from second quarter of 2000. The level of future shipments of Zip drives to OEM customers will depend in great part on the Company’s ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive. During the second quarter of 2001, on its Zip product line (excluding FotoShow), the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million. There can be no assurance that the Company will not be required to take additional charges associated with the Zip platform in the future. The Company’s future operating results are dependent upon its ability to stabilize the Zip products business and to stop the Zip revenue decline. There can be no assurance that the Company will be successful in achieving this business objective.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of replacement products entering the market and changing customer requirements. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform and involves maintaining the size of the product’s infrastructure and monitoring vendor commitments and inventory levels to prevent inventory write-offs and cancellation costs. There can be no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company’s business strategy for CD-RW is different from its strategy for its Zip, Jaz, and PocketZip products because most of the drives are purchased from suppliers and marketed under the Iomega name without any significant manufacturing activity by the Company. The CD-RW drive does not use proprietary media and has lower overall margins. Given the low margins and frequency of new product introductions, the Company must closely monitor its sales channels, advertising and other marketing expenses in order to sell the product profitably. The CD-RW drive market is very competitive and includes several established participants. Since the Company’s introduction of its CD-RW products in 1999, the Company has reported product losses on CD-RW each year. In the second quarter of 2001, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million. There is no assurance that the Company will not be required to take additional charges associated with the CD-RW platform in the future. This product line has not been profitable and, in light of the competitive marketplace for this product line and the lower margins, the Company is at risk that it will never be able to sell this product line profitably.

Since the introduction of the PocketZip segment in 1998, the Company has incurred product losses including non-restructuring charges totaling $17.9 million, $7.4 million and $55.6 million in 2001, 2000 and 1999, respectively, related to the net realizable value of inventory, equipment and supplier purchase commitments associated with the PocketZip segment. There is no assurance that there will not be additional charges. Market acceptance of PocketZip products as a storage solution for digital audio players, digital cameras and other electronic devices is dependent upon obtaining a significant market presence and developing OEM relationships with manufacturers, who produce digital devices incorporating built-in PocketZip drives. This product line has not been profitable and, in light of the competitive marketplace for this product and the lower margins, it is likely that the Company will never be able to sell this product line profitably.

The Company has entered into various arrangements under which the Company purchases products from other businesses and markets those products under the Iomega name. In addition to CD-RW, examples of this strategy include Microdrive, CompactFlash, SmartMedia and DataSafe products all announced since the beginning of the fourth quarter of 2000. Since these products are manufactured by other parties, the Company does not have control of the manufacturing process and has to closely monitor its sales channels to control inventory levels. During the 2001 second quarter, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures relating to these products. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million. There is no assurance that the Company will not be required to take additional charges associated with these products in the future. The Company also has to closely monitor its advertising and other marketing expenses in the Company’s efforts to differentiate these products from those of the manufacturer. In light of the competitive marketplace for this product and the lower margins, the Company is at risk that it will not be able to sell these products profitably.

With the introduction of several new products such as HipZip (part of the PocketZip segment), FotoShow (part of the Zip segment) and various software products, the Company has expanded into new markets and channels such as digital audio players, digital photo storage/display and packaged software in which the Company does not have significant prior experience. During the second quarter of 2001, in connection with HipZip, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million. Also in the second quarter of 2001, in connection with FotoShow, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million. There is no assurance that the Company will not be required to take additional charges associated with these products or other recently introduced products in the future. The HipZip and FotoShow products have not been profitable and, in light of the competitive marketplace for these products and the lower margins, it is likely that the Company will never be able to sell these products profitably.

During the second quarter of 2001, the Company began selling the new Peerless drive system. In addition to the other risks described herein which relate to all of the Company’s products, additional risks relating to Peerless include the Company’s dependency upon a third party for some of the key technology used in the product and the fact that a number of the potential market applications for Peerless are new. In addition to stabilization of the Zip business, as discussed above, the Company believes that future operating results are further dependent upon the success of Peerless and other new product offerings. There can be no assurance that Peerless or other new products will achieve significant market presence or otherwise be successful.

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company’s expense levels (including budgeted selling, general and administrative and research and development expenses) are based in part on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company’s net income and cash flow. For example, during the second quarter of 2001, decreases in operating expense levels were not able to keep up with the unexpected downturn in sales.

The Company’s future operating results are subject to risks associated with general economic conditions and consumer confidence. A decrease in consumer spending could have a direct impact on the Company’s revenue.

Management of the Company’s inventory levels is very complex. The Company’s customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company’s ability to meet demand; the Company’s and competitors’ inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company’s products compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory write-downs, which in turn could adversely affect the Company’s results of operations. For example, during the second quarter of 2001, the Company recorded inventory reserves of $16.8 million. Loss accruals for related supplier purchase commitments amounted to $18.3 million. Additional accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel.

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

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. The Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company’s products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; consolidating worldwide manufacturing operations into the Company’s Penang, Malaysia manufacturing facility and decreasing defect rates. The need to further reduce costs is particularly important for the Company’s OEM business, as OEM customers are highly price sensitive. If the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties, the Company’s ability to reduce manufacturing costs may be adversely affected.

The Company faces development, manufacturing and demand risks with regard to recently introduced products and future products. Future operating results will also depend on the Company’s ability to effectively manage obsolescence risks associated with products that are phased out and its success in anticipating and ramping to volume production of new or enhanced products. The factors described above relating to the Company’s products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future.

The Company has experienced problems and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has recalled certain products and experienced manufacturing interruptions due to quality problems. Any product availability, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company’s sales and net income, result in damage to the Company’s reputation in the marketplace and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company’s products could provide an opportunity for competing products to increase their market share.

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

The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Also, many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In particular, media used in Zip 250MB disks and PocketZip disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments, motors used in Jaz and PocketZip drives are obtained exclusively from Nidec Corporation, head stack assemblies (“HSAs”) used in Jaz drives are obtained exclusively from Read Rite International, HSAs used in Zip notebook and PocketZip drives are obtained exclusively from SAE Magnetics and disk enclosures used in PocketZip disks are obtained exclusively from J.E.B. Engineering Design, Ltd. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could: prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company’s material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

The purchase orders under which the Company buys many of its components generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand. Any misestimate of demand can result in either insufficient or excess capacity and/or purchase commitments. During the second quarter of 2001, the Company recorded charges of $18.3 million for supplier purchase commitments. There can be no assurance that the Company will not be required to take future charges attributable to forecasting inaccuracies.

During the 2001 second quarter, the Company recorded pre-tax restructuring charges of approximately $0.8 million related to the consolidation of manufacturing operations at the Company’s Penang, Malaysia manufacturing facility. There can be no assurance that the Company will be successful in consolidating worldwide manufacturing operations into the Penang, Malaysia manufacturing facility without incurring significant legal or other costs that have not been accrued for in the restructuring charges. Management expects that these restructuring actions will reduce future operational and manufacturing expenses; however, there can be no assurance that the Company will be successful in its efforts to reduce expenses in future periods.

During the 2001 second quarter, the Company also recorded pre-tax restructuring charges of approximately $0.3 million related to the reduction of personnel in the Company’s Singapore office. Management expects that these restructuring actions will reduce future operational expenses; however, there can be no assurance that the Company will be successful in its efforts to reduce expenses in future periods.

The Company expects to record restructuring and other charges during the third quarter of 2001 in the range of $55 million to $65 million in connection with the following restructuring and other actions: adjust the Company’s operating structure in accordance with revenue expectations, reducing the Company’s break-even point and improve operating cash flow; reduce the Company’s global workforce in all functional areas during the second half of 2001 by approximately 1,250 persons, from 3,300 employees to 2,050 employees; streamline the Company’s supply chain and logistics strategy, including the closure of the Company’s distribution facility in North Carolina; consolidate labor-intensive tasks into Malaysia; consolidate the Company’s operations and facilities, including the relocation of Corporate Headquarters to the West Coast; and revise the Company’s product strategy. There can be no assurance that additional restructuring and other actions will not be necessary in the fourth quarter of 2001 or subsequent quarters. There can be no assurance that the Company will be successful in undertaking these additional cost reduction actions, or even do so without incurring significant legal or other costs. Management expects that these restructuring and other actions will reduce future operational and manufacturing expenses; however, there can be no assurance that the Company will be successful in its efforts to reduce expenses in future periods. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. In particular, there may be high employee turnover in relocating the Company’s headquarters to the West Coast. The Company may experience short-term disruptions of IT systems and other business operations. The Company may incur legal liability and claims associated with the restructuring and mass layoff. In consolidating facilities, including the Company’s North Carolina distribution center, the Company may experience short-term disruptions in product shipments.

The Company’s success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer replacing Bruce R. Albertson who resigned as President and Chief Executive Officer in May 2001. With this change in the Chief Executive Officer, the Company has had several other changes in its senior management team. The Company’s success will depend in part on its ability to attract and retain highly skilled personnel and on the success of the Company’s senior management team in learning to work effectively as a team.

During the 1999 third quarter, the Company announced plans to cease manufacturing operations in Avranches, France and ceased operations shortly thereafter. There can be no assurance that the Company’s cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges recorded in 1999. The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There can be no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

Significant portions of the Company’s revenue are generated in Europe and Asia. The Company’s existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company has also experienced significant turnover in its international management and the managing directors for both the Asia Pacific and European operations have been in their present positions less than one year. The Company’s international sales transactions are generally denominated in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see “Quantitative and Qualitative Disclosures About Market Risk” below).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks. The Company did not have any significant debt outstanding at July 1, 2001. Should the Company need to borrow funds in the future, it would be subject to interest rate risks. The Company is also subject to interest rate risks on its current cash balances.

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to generally accepted accounting principles, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statement of cash flows. The Company typically enters into its foreign exchange forward contracts a few days before its quarter ends, therefore the change in value in the contracts that must be recognized in the financial statements is, under normal circumstances, immaterial.

The fair value of the Corporation’s forward contracts is subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of July 1, 2001, the analysis indicated that such market movements would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposure and hedges.

IOMEGA CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of the Company’s legal proceedings appears in Item 1 of this Form 10-Q under Note 7 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the second quarter of 2001 that were not registered under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On May 22, 2001, the Company filed a Form 8-K underItem 5, “Other Events” containing a press release issued by the Company on May 21, 2001 announcing the resignation of Bruce R. Albertson, President and CEO. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              IOMEGA CORPORATION
                                                              ------------------
                                                                  (Registrant)

                                                              /s/ Werner T.Heid                                  .
------------------                                            --------------------------------------
Dated:   8/14/01                                              Werner T. Heid
                                                                 President and Chief Executive Officer

                                                              /s/ Philip G. Husby                                 .
------------------                                            ---------------------------------------
Dated:   8/14/01                                              Philip G. Husby
                                                                 Senior Vice President, Finance and
                                                                 Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                Description
-----------                -----------

10.24                      Separation agreement and General Release, dated May 21, 2001, between the
                           Company and Bruce R. Albertson.

10.25                      Employment letter, dated June 18, 2001, between the Company and Werner T. Heid