Form 10-Q
period 2001-09-30
IOMEGA CORP
filed 2001-11-13
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from............to...............

COMMISSION FILE NUMBER 1-12333

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	86-0385884 (IRS employer identification number)

4370 La Jolla Village Drive, 5th Floor, San Diego, CA 92122
(Address of principal executive offices)

(858) 546-4770
(Registrant's telephone number, including area code)

1821 West Iomega Way, Roy, UT 84067
(Former address, changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2001.

Common Stock, par value $.03 1/3 (Title of each class)	52,117,831 (Number of shares)

IOMEGA CORPORATION
TABLE OF CONTENTS

                                                                                                       Page

Special Note Regarding Forward-Looking Statements..................................................       2

                                   PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

Condensed consolidated balance sheets at September 30, 2001
             and December 31, 2000.................................................................       3

Condensed consolidated statements of operations for the quarters
             ended September 30, 2001 and September 24, 2000.......................................       5

Condensed consolidated statements of operations for the nine months
             ended September 30, 2001 and September 24, 2000.......................................       6

Condensed consolidated statements of cash flows for the nine months
             ended September 30, 2001 and September 24, 2000.......................................       7

Notes to condensed consolidated financial statements...............................       8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      38

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      72

                                            PART II - OTHER INFORMATION

Copyright © 2001 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, Jaz, PocketZip, HipZip, FotoShow, Predator, QuikSync, LifeWorks, Peerless and iomegadirect, are either registered trademarks or trademarks of Iomega Corporation in the United States, other countries or both.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the expected costs savings resulting from the second quarter and third quarter 2001 restructuring and other actions; the timing and implementation of said restructuring and other actions; the need for additional restructuring or other charges in the future; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; the expected sufficiency of cash, cash equivalents and temporary investment balances and available sources of financing; the factors affecting future gross margins; the impact of the Euro conversion on the Company's business or financial condition; expected sales levels due to seasonal demand; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company's SEC filings described under the caption "Other Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations; the possible effects of an adverse outcome in the legal proceedings described in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I; and the expected location or relocation of certain corporate functions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                       September 30,            December 31,
                                                                           2001                    2000
                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                            $  243,121               $  255,572
   Temporary investments                                                    92,925                  122,347
   Trade receivables, less allowance for doubtful accounts of
     $11,364 and $8,858, respectively                                       97,007                  139,461
   Inventories                                                              70,044                  102,497
   Deferred income taxes                                                    42,279                   43,471
   Income taxes receivable                                                   4,589                    3,758
   Other current assets                                                     10,991                   15,301
                                                                        ----------               ----------
      Total current assets                                                 560,956                  682,407
                                                                        ----------               ----------

Property, plant and equipment, at cost                                     310,084                  317,284
   Less: Accumulated depreciation and amortization                        (248,186)                (215,695)
                                                                        ----------               ----------
      Net property, plant and equipment                                     61,898                  101,589
                                                                        ----------               ----------

Intangibles, net                                                            23,797                   29,293
                                                                        ----------               ----------

Other assets                                                                 3,099                    2,150
                                                                        ----------               ----------

                                                                        $  649,750               $  815,439
                                                                        ==========               ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                           September 30,        December 31,
                                                                               2001                 2000
                                                                                      (Unaudited)
Current liabilities:
   Accounts payable                                                        $   67,778            $ 108,168
   Other current liabilities (Note 1)                                         179,768              181,735
   Capitalized lease obligations                                                1,578                2,311
                                                                            ---------            ---------
      Total current liabilities                                               249,124              292,214
                                                                            ---------            ---------

Long-term liabilities                                                           2,961                4,001
                                                                            ---------            ---------

Deferred income taxes                                                          13,322               30,684
                                                                            ---------            ---------

Commitments and contingencies (Notes 5, 6 and 7)

Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000
      shares, none issued                                                           -                    -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares, none issued                                                   -                    -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 54,566,019 and 54,470,117 shares,
      respectively                                                              1,819                1,815
   Additional paid-in capital                                                 307,372              306,140
   Less: 1,732,288 and 461,528 Common Stock treasury shares,
      respectively, at cost                                                   (21,525)             (13,267)
   Retained earnings                                                           96,677              193,852
                                                                            ---------            ---------

      Total stockholders' equity                                              384,343              488,540
                                                                            ---------            ---------

                                                                            $ 649,750            $ 815,439
                                                                            =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                            For the Quarter Ended
                                                                    September 30,           September 24,
                                                                        2001                     2000
                                                                                  (Unaudited)
Sales                                                                $   182,137              $  320,501
Cost of sales (Note 5)                                                   149,859                 189,717
                                                                     -----------              ----------
Gross margin                                                              32,278                 130,784
                                                                     -----------              ----------

Operating expenses:
    Selling, general and administrative                                   54,534                  69,798
    Research and development                                              12,476                  15,891
    Restructuring charges (reversals) (Note 6)                            33,266                  (2,317)
    Bad debt expense (credit)                                              5,509                    (953)
                                                                     -----------              ----------
       Total operating expenses                                          105,785                  82,419
                                                                     -----------              ----------

Operating income (loss)                                                  (73,507)                 48,365
Interest income                                                            3,419                   5,709
Interest and other expense                                                  (216)                 (1,047)
                                                                     -----------              ----------

Income (loss) before income taxes                                        (70,304)                 53,027
Benefit (provision) for income taxes                                        (848)                  2,393
                                                                     -----------              ----------

Net income (loss)                                                    $   (71,152)             $   55,420
                                                                     ===========              ==========

Net income (loss) per common share:
    Basic                                                            $     (1.32)             $     1.02
                                                                     ===========              ==========
    Diluted                                                          $     (1.32)             $     1.00
                                                                     ===========              ==========

Weighted average common shares outstanding                                53,848                  54,170
                                                                     ===========              ==========

Weighted average common shares outstanding -
    assuming dilution                                                     53,848                  56,013
                                                                     ===========              ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                            For the Nine Months Ended
                                                                         September 30,       September 24,
                                                                             2001                2000
                                                                                    (Unaudited)
Sales                                                                     $  644,363           $ 969,037
Cost of sales (Note 5)                                                       519,082             590,335
                                                                          ----------           ---------
Gross margin                                                                 125,281             378,702
                                                                          ----------           ---------

Operating expenses:
    Selling, general and administrative                                      169,855             205,898
    Research and development                                                  39,793              42,339
    Restructuring charges (reversals) (Note 6)                                34,352              (4,814)
    Bad debt expense (credit)                                                  6,102              (2,553)
                                                                          ----------           ---------
       Total operating expenses                                              250,102             240,870
                                                                          ----------           ---------

Operating income (loss)                                                     (124,821)            137,832
Interest income                                                               13,067              14,619
Interest and other expense                                                      (535)             (5,494)
                                                                          ----------           ---------

Income (loss) before income taxes                                           (112,289)            146,957
Benefit for income taxes                                                      15,114                 659
                                                                          ----------           ---------

Net income (loss)                                                         $  (97,175)          $ 147,616
                                                                          ==========           =========

Net income (loss) per common share:
    Basic                                                                 $    (1.80)          $    2.73
                                                                          ==========           =========
    Diluted                                                               $    (1.80)          $    2.66
                                                                          ==========           =========

Weighted average common shares outstanding                                    53,974              54,129
                                                                          ==========           =========

Weighted average common shares outstanding -
    assuming dilution                                                         53,974              56,296
                                                                          ==========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               For the Nine Months Ended
                                                                          September 30,          September 24,
                                                                              2001                   2000
                                                                                      (Unaudited)
   Cash flows from operating activities:
       Net income (loss)                                                   $  (97,175)             $ 147,616
       Non-cash revenue and expense adjustments:
          Depreciation and amortization                                        39,336                 54,963
          Deferred income taxes                                               (16,170)                (2,380)
          Non-cash inventory write-offs                                        29,314                  2,829
          Restructuring charges (reversals)                                     9,787                 (1,517)
          Loss on fixed assets and other assets                                14,164                  4,210
          Bad debt expense (credit)                                             6,102                 (2,553)
          Tax benefit from dispositions of employee stock                         202                    918
                                                                           ----------              ---------
                                                                              (14,440)               204,086
   Changes in assets and liabilities:
       Trade receivables                                                       36,352                  8,851
       Inventories                                                              3,139                 16,021
       Other current assets                                                     4,310                  5,785
       Accounts payable                                                       (40,390)               (20,811)
       Other current liabilities                                              (19,459)               (11,309)
       Accrued restructuring                                                   17,492                 (9,015)
       Income taxes                                                              (831)                18,550
                                                                           ----------              ---------
   Net cash provided by (used in) operating activities                        (13,827)               212,158
                                                                           ----------              ---------

   Cash flows from investing activities:
       Purchase of property, plant and equipment                              (15,680)               (18,432)
       Purchase of temporary investments                                     (126,898)              (182,256)
       Sale of temporary investments                                          156,320                106,581
       Net change in other assets/liabilities                                  (4,199)                 4,276
                                                                           ----------              ---------
   Net cash provided by (used in) investing activities                          9,543                (89,831)
                                                                           ----------              ---------

   Cash flows from financing activities:
       Proceeds from sales of Common Stock                                      1,034                  2,187
       Purchases of Common Stock                                               (8,258)                (1,985)
       Payments on capitalized lease obligations                                 (943)                (2,200)
                                                                           ----------              ---------
   Net cash used in financing activities                                       (8,167)                (1,998)
                                                                           ----------              ---------
   Net increase (decrease) in cash and cash equivalents                       (12,451)               120,329
   Cash and cash equivalents at beginning of period                           255,572                172,706
                                                                           ----------              ---------
   Cash and cash equivalents at end of period                              $  243,121              $ 293,035
                                                                           ==========              =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company’s management, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the quarters and nine months ended September 30, 2001 and September 24, 2000 and cash flows for the nine months ended September 30, 2001 and September 24, 2000.

The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Revenue Recognition - The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, end users and value-added manufacturers. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables in the accompanying condensed consolidated balance sheets. The reserve for estimated returns totaled $7.7 million and $9.8 million at September 30, 2001 and December 31, 2000, respectively.

In addition to reserves for returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $12.2 million and $16.8 million at September 30, 2001 and December 31, 2000, respectively, and is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

The Company sells software that is embedded or bundled with some of its drive products, as well as off-the-shelf software. Revenue from the software embedded or bundled with drive products, as well as off-the-shelf software, less reserves for returns, is generally recognized upon shipment to the customer. Software revenue recognition is also subject to price reduction and rebate reserves and the deferred recognition of revenue on estimated excess inventory in the distribution and retail channels. The Company does not sell any multiple element software packages.

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

Reserves for price protection credits and rebates totaled $47.7 million and $39.0 million at September 30, 2001 and December 31, 2000, respectively, and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

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

Temporary Investments - Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at September 30, 2001 and December 31, 2000 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper; and corporate notes, bonds and paper. The Company seeks to minimize its credit risk associated with temporary investments by using investment grade, highly liquid securities. All of the Company’s temporary investments are classified as available-for-sale securities.

Inventories - Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                       September 30,       December 31,
                                                                           2001                2000
                                                                                (In thousands)
              Raw materials                                              $ 15,367            $ 25,462
              Work-in-process                                               4,438               4,740
              Finished goods                                               44,686              64,648
              Inventory associated with estimated returns                   5,553               7,647
                                                                         --------            --------
                                                                         $ 70,044            $102,497
                                                                         ========            ========
Other Current Liabilities - Other current liabilities consist of the following:

                                                                      September 30,        December 31,
                                                                          2001                 2000
                                                                                (In thousands)
              Accrued payroll, vacation and bonus                       $  14,836           $  21,020
              Margin on deferred revenue                                   12,197              16,776
              Accrued warranty                                             10,169              13,315
              Accrued marketing                                            40,726              53,557
              Accrued restructuring                                        20,676               4,001
              Purchase commitments                                         23,664               3,378
              Other accrued liabilities                                    57,500              69,688
                                                                         --------            --------
                                                                         $179,768            $181,735
                                                                         ========            ========
Reverse Stock Split - On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split of the Company’s outstanding Common Stock shares. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. The par value of the Common Stock was not affected by the reverse stock split and remains at $.03 1/3 per share after the reverse stock split. Consequently, the aggregate par value of the issued Common Stock was reduced affecting the stockholder’s equity section of the balance sheet due to reclassifying the par value amount of the reversed common shares from Common Stock to Additional Paid-in Capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the financial statements for all periods presented to reflect the reverse stock split.

Net Income (Loss) Per Common Share – Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the quarter and nine months ended September 24, 2000 was determined under the assumption that the Company’s then outstanding 6.75% convertible subordinated notes, redeemed on October 23, 2000, were converted on June 26, 2000 and January 1, 2000, respectively. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented (All share amounts and EPS have been restated to reflect the one-for-five reverse stock split):

                                                                       Net
                                                                  Income (Loss)         Shares         Per Share
                                                                   (Numerator)       (Denominator)       Amount
                                                                       (In thousands, except per share data)
         For the Quarter Ended:
         September 30, 2001:
         Basic EPS                                                 $ (71,152)             53,848        $ (1.32)
            Effect of options                                              -                  -               -
                                                                   ---------              ------        -------
         Diluted EPS                                               $ (71,152)             53,848        $ (1.32)
                                                                   =========              ======        =======

         September 24, 2000:
         Basic EPS                                                 $  55,420              54,170        $  1.02
            Effect of convertible subordinated notes                     752               1,843           (.02)
                                                                   ---------              ------        -------
         Diluted EPS                                               $  56,172              56,013        $  1.00
                                                                   =========              ======        =======
For the quarters ended September 30, 2001 and September 24, 2000, stock options were not included in the calculation of Diluted EPS as their inclusion would have been antidilutive. For the quarters ended September 30, 2001 and September 24, 2000, there were outstanding options to purchase 2,293,210 and 486,080 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters.

                                                                      Net
                                                                 Income (Loss)           Shares       Per Share
                                                                  (Numerator)        (Denominator)      Amount
                                                                      (In thousands, except per share data)
         For the Nine Months Ended:
         September 30, 2001:
         Basic EPS                                                  $(97,175)             53,974        $ (1.80)
            Effect of options                                              -                   -              -
                                                                    --------              ------        -------
         Diluted EPS                                                $(97,175)             53,974        $ (1.80)
                                                                    ========              ======        =======

         September 24, 2000:
         Basic EPS                                                  $147,616              54,129        $  2.73
            Effect of options                                              -                 324              -
            Effect of convertible subordinated notes                   2,257               1,843          (0.07)
                                                                    --------              ------        -------
         Diluted EPS                                                $149,873              56,296        $  2.66
                                                                    ========              ======        =======
For the nine months ended September 30, 2001, stock options were not included in the calculation of Diluted EPS as their inclusion would have been antidilutive. For the nine months ended September 30, 2001 and September 24, 2000, there were outstanding options to purchase 2,183,374 and 987,062 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective periods.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The adoption of SFAS 141 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is not amortized but rather is tested for impairment annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning on January 1, 2002. Upon adoption, the Company will no longer record amortization on goodwill of approximately $3 million per year. The Company has not yet made a determination of how much, if any, of the Company’s existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company’s adoption of SFAS No. 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that SFAS 143 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company plans on adopting SFAS 144 beginning on January 1, 2002. The Company believes that SFAS 144 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement on January 1, 2002. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement could result in adjustments to net sales and selling, general and administrative expenses. The extent of these reclassifications, if any, have not yet been determined by the Company. The adoption of EITF 00-25 will have no impact on operating income, net income or earnings per share.

Reclassifications - Certain reclassifications were made to the prior periods’ unaudited, condensed, consolidated financial statements and notes to condensed, consolidated financial statements to conform to the current period presentation.

(2)	INCOME TAXES

For the quarter ended September 30, 2001, the Company recorded an income tax provision of $0.8 million on a pre-tax loss of $70.3 million reflecting a $28.7 million increase in the valuation allowance for net deferred tax assets. Excluding the $28.7 million increase in the valuation allowance, the effective tax benefit rate for the third quarter of 2001 was approximately 40%. This compares to an income tax benefit of $2.4 million on pre-tax income of $53.0 million reflecting a $20.9 million decrease in the valuation allowance for net deferred tax assets during the third quarter of 2000. Excluding the $20.9 million decrease in the valuation allowance, the effective tax provision rate for the third quarter of 2000 was approximately 35%.

The Company's deferred tax assets and liabilities are as follows:

                                                                     September 30,        December 31,
                                                                         2001                 2000
                                                                               (In thousands)
                 Current deferred tax assets                           $  70,959            $  43,471
                 Non-current deferred tax assets                          56,544               46,939
                                                                       ---------            ---------
                    Total deferred tax assets                            127,503               90,410
                                                                       ---------            ---------

                 Non-current deferred tax liabilities:
                    Tax on unremitted foreign earnings                   (48,407)             (55,393)
                    Nomai goodwill                                        (5,555)              (6,775)
                                                                       ---------            ---------
                                                                         (53,962)             (62,168)
                                                                       ---------            ---------

                 Current valuation allowance                             (28,680)                   -
                 Non-current valuation allowance                         (15,904)             (15,455)
                                                                       ---------            ---------
                    Net deferred tax assets                            $  28,957            $  12,787
                                                                       =========            =========

                 As reported on the balance sheet:
                    Current deferred tax assets                        $  42,279            $  43,471
                                                                       =========            =========
                    Non-current deferred tax liabilities               $ (13,322)           $ (30,684)
                                                                       =========            =========
The Company’s current deferred tax assets reflect temporary differences between the financial reporting and tax treatment of current assets and liabilities, mainly reserves for accounts receivable, inventories, accrued expenses and restructuring reserves. The non-current deferred tax assets reflect temporary differences between the financial reporting and tax treatment of non-current assets and liabilities, plus the tax benefit of tax credit carryforwards and net operating loss carryforwards. At September 30, 2001, the Company has $12.0 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $30.8 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020 through 2022.

During the third quarter of 2001, the Company established a valuation allowance totaling $28.7 million for a portion of its domestic deferred tax assets. This valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. In the future, as business conditions change, the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. The realizability of the deferred tax assets is evaluated quarterly. In addition, the Company continues to maintain a full valuation allowance of $15.9 million for deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36.3 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down. Therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax assets for the Company at September 30, 2001 are $29.0 million. The future minimum amount of future taxable income that would have to be generated to realize the net deferrred tax assets is approximately $74 million. Management believes that the Company’s recent restructuring efforts will reduce costs to be more in line with expected revenues, and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and, as such, realization of the net deferred tax assets is not assured.

Deferred tax liabilities for estimated U.S. federal and state taxes of $48.4 million and $55.4 million as of September 30, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $124.1 million and $142.0 million as of September 30, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million. Cash dividends of unremitted foreign earnings to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

For the nine-month period ended September 30, 2001, the Company recorded an income tax benefit of $15.1 million on a pre-tax loss of $112.3 million reflecting a $29.1 million increase in the valuation allowance for net deferred tax assets. Excluding the $29.1 million increase in the valuation allowance, the effective tax benefit rate for the nine months ended September 30, 2001 was approximately 39%. This compares to an income tax benefit of $0.7 million on pre-tax income of $147.0 million reflecting a $58.6 million decrease in the valuation allowance for net deferred tax assets for the nine-month period ended September 24, 2000. Excluding the $58.6 million decrease in the valuation allowance, the effective tax provision rate for first nine months of 2000 was approximately 39%.

Cash paid for income taxes was $1.4 million and $1.7 million for the first nine months of 2001 and 2000, respectively.

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

Cash paid for interest was $0.1 million and $4.3 million, for the first nine months of 2001 and 2000, respectively.

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

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip®, Jaz®, Iomega® CD-RW and PocketZipTM. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world. The PocketZip segment also includes the development, manufacture, distribution and sales of HipZipTM digital audio players, which were introduced during the third quarter of 2000.

The “Other” category includes: PeerlessTM drive systems, which began shipping during the second quarter of 2001; FotoShowTM digital image centers (previously shown as a part of the Zip segment); branded products such as Iomega MicrodriveTM miniature hard drives, Iomega CompactFlashTMand Iomega SmartMediaTM memory cards, DataSafeTM network attached storage servers; LifeworksTM software and Iomega QuikSyncTM software; Ditto® tape products and other miscellaneous items.

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, of which $25.2 million was charged to the respective product lines as cost of sales. These charges primarily reflect write-downs of CD-RW, HipZip, FotoShow and other inventory and equipment and other assets and charges associated with various contractual arrangements. During the second quarter of 2001, the Company also recorded non-restructuring charges of $46.0 million, of which $44.9 million was charged to the respective product lines as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments (see Note 5).

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes (All Zip and Other segment amounts have been restated to show the current classification of FotoShow in Other).

Reportable Operating Segment Information:

                                                           For the Quarter Ended          For the Nine Months Ended
                                                         Sept. 30,        Sept. 24,      Sept. 30,          Sept. 24,
                                                           2001             2000           2001               2000
                                                                (In thousands)                  (In thousands)
       Sales:
          Zip                                            $142,845         $247,388      $ 490,290          $ 763,195
          Jaz                                              13,647           34,885         53,483            124,615
          CD-RW                                            17,607           34,383         80,349             69,746
          PocketZip                                         2,063            3,029          5,668              8,292
          Other                                             5,975              816         14,573              3,189
                                                         --------         --------      ---------          ---------
             Total sales                                 $182,137         $320,501      $ 644,363          $ 969,037
                                                         ========         ========      =========          =========

       Product profit margin (loss) before
          charges/reversals:
          Zip                                            $ 35,489         $ 87,753      $ 127,694          $ 246,104
          Jaz                                               3,490            9,824         15,655             34,090
          CD-RW                                            (9,556)           2,079        (26,466)             2,631
          PocketZip                                        (1,692)          (4,913)       (14,843)           (17,039)
          Other                                           (12,467)          (1,994)       (29,013)            (7,558)
                                                         --------         --------      ---------          ---------
             Total product profit margin                   15,264           92,749         73,027            258,228

       Common operating expenses without
          (charges) reversals allocated to
          product profit margin (loss):
          General corporate expenses                      (24,372)         (46,701)       (86,377)          (117,810)
          Restructuring (charges) reversals               (33,266)           2,317        (34,352)             4,814
          Non-restructuring charges                       (31,133)               -        (77,119)            (7,400)
          Interest and other income, net                    3,203            4,662         12,532              9,125
                                                         --------         --------      ---------          ---------
             Income (loss) before income taxes           $(70,304)        $ 53,027      $(112,289)         $ 146,957
                                                         ========         ========      =========          =========

                                                           For the Quarter Ended           For the Nine Months Ended
                                                         Sept. 30,        Sept. 24,       Sept. 30,          Sept. 24,
                                                           2001             2000            2001               2000
                                                                (In thousands)                  (In thousands)
       (Charges)/reversals:
          Restructuring:
             Jaz                                         $      -         $     800       $       -          $   2,397
             CD-RW                                         (1,347)                -          (1,347)                 -
             PocketZip                                          -             1,517               -              2,417
             Common                                       (31,919)                -         (33,005)                 -
                                                         --------         ---------       ---------          ---------
                                                         $(33,266)        $   2,317       $ (34,352)         $   4,814
                                                         ========         =========       =========          =========

          Non-restructuring:
             Zip                                         $ (7,553)        $       -       $ (12,021)         $       -
             CD-RW                                         (7,466)                -         (17,443)                 -
             PocketZip                                     (3,643)                -         (21,569)            (7,400)
             Other                                         (7,853)                -         (20,418)                 -
             Common                                        (4,618)                -          (5,668)                 -
                                                         --------         ---------       ---------          ---------
                                                         $(31,133)        $       -       $ (77,119)         $  (7,400)
                                                         ========         =========       =========          =========

       Product profit margin (loss) after
          charges/reversals:
          Zip                                            $ 27,936         $  87,753       $ 115,673          $ 246,104
          Jaz                                               3,490            10,624          15,655             36,487
          CD-RW                                           (18,369)            2,079         (45,256)             2,631
          PocketZip                                        (5,335)           (3,396)        (36,412)           (22,022)
          Other                                           (20,320)           (1,994)        (49,431)            (7,558)
                                                         --------         ---------       ---------          ---------
             Total product profit (loss) margin           (12,598)           95,066             229            255,642

       Common operating expenses with (charges)
          reversals allocated to product profit
          margin (loss):
          General corporate expenses                      (24,372)          (46,701)        (86,377)          (117,810)
          Restructuring charges                           (31,919)                -         (33,005)                 -
          Non-restructuring charges                        (4,618)                -          (5,668)                 -
          Interest and other income, net                    3,203             4,662          12,532              9,125
                                                         --------         ---------       ---------          ---------
             Income (loss) before income taxes           $(70,304)        $  53,027       $(112,289)         $ 146,957
                                                         ========         =========       =========          =========
(5)	NON-RESTRUCTURING CHARGES

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, primarily reflecting write-downs of CD-RW, HipZip, FotoShow and other inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments. During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. A breakdown of the charges is included in the table below:

                                                                                          Financial
                                                                                          Statement
           Description of Non-Restructuring Charges                     Amount            Category
                                                                     (In millions)
         Q3 2001
         Products:
            Zip                                                       $       7.5       Cost of sales
            CD-RW                                                             7.5       Cost of sales
            HipZip (included in PocketZip segment)                            1.9       Cost of sales
            PocketZip                                                         1.7       Cost of sales
            Peerless (included in Other segment)                              2.4       Cost of sales
            FotoShow (included in Other segment)                              1.8       Cost of sales
            Other (software and sourced products)                             2.4       Cost of sales
                                                                      -----------
                                                                             25.2
         Sales and Marketing assets and commitments                           4.0           SG and A
         Excess information technology assets                                 1.3           SG and A
         Other charges                                                        0.6           SG and A
                                                                      -----------
                                                                      $      31.1
                                                                      ===========

         Q2 2001
         Products:
            Zip                                                       $       4.5       Cost of sales
            CD-RW                                                            10.0       Cost of sales
            HipZip (included in PocketZip segment)                           17.9       Cost of sales
            FotoShow (included in Other segment)                              8.9       Cost of sales
            Other (primarily sourced products)                                3.6       Cost of sales
                                                                      -----------
                                                                             44.9
         Separation agreement                                                 1.1           SG and A
                                                                      -----------
                                                                      $      46.0
                                                                      ===========

         Q1 2000
         Excess PocketZip disk manufacturing capacity                 $       3.7       Cost of sales
         PocketZip PC Card drive inventory NRV                                2.8       Cost of sales
         Excess PocketZip PC Card drive manufacturing equip.                  0.6       Cost of sales
         PocketZip PC Card drive purchase commitments                         0.3       Cost of sales
                                                                      -----------
                                                                      $       7.4
                                                                      ===========
         SG and A = Selling, general and administrative expenses
         NRV = Net realizable value
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

Third Quarter 2001 Non-Restructuring Charges.

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, primarily reflecting write-downs of CD-RW, HipZip and FotoShow inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments.

Inventory reserves recorded in the third quarter of 2001 totaled $15.1 million. Contract cancellation costs totaled $9.1 million. The non-restructuring charges also included $6.3 million primarily reflecting the extent to which undiscounted future cash flows are expected to be less than the net book value of related manufacturing equipment and other assets as well as $0.6 million for other costs associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California. The non-restructuring charges are detailed below by product line.

During the third quarter of 2001, due to decreasing sales volumes, the Company entered into a settlement agreement to terminate a third party manufacturer of Zip media products and consolidate this production into the Company’s manufacturing facility in Penang, Malaysia. As a result, during the third quarter of 2001, the Company recorded contract cancellation costs of $4.8 million. In addition, due to declining volumes, the Company recorded write-downs of related manufacturing equipment and miscellaneous supplier commitments amounting to $2.7 million.

During the third quarter of 2001, sales prices for CD-RW products fell short of the Company’s expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. Also, higher per unit overhead costs associated with the lower volumes, as well as supplier claims being higher than projected in the second quarter necessitated additional inventory reserves. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $7.2 million to cover inventory in the channel as well as inventory on hand and loss accruals of $0.3 million for contract cancellation costs.

During the third quarter of 2001, sales volumes for the HipZip digital audio player fell short of the Company’s expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.9 million to cover primarily inventory in the channel.

During the third quarter of 2001, due to decreasing sales volumes for PocketZip products, the Company recorded $0.5 million of inventory reserves and loss accruals of $1.2 million for contract cancellation costs.

Late in the second quarter of 2001, the Company began shipping Peerless drives and cartridges in both 10GB and 20GB versions. During the third quarter of 2001, the mix of 10GB to 20GB cartridges sold was significantly lower than expected, resulting in excess components for Peerless 10GB cartridges. As a result, during the third quarter of 2001, the Company recorded inventory reserves of $2.4 million for the excess components.

During the third quarter of 2001, sales volumes for the FotoShow digital viewer fell short of the Company’s expectations for the quarter, causing the Company to further lower volume and sales price expectations. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.8 million primarily for inventory on hand.

Charges taken for Other products were primarily for Microdrive and Software. During the third quarter of 2001, the Company lowered future revenue expectations for Microdrive. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.3 million primarily for inventory on hand. Charges taken for Other products also included write-downs of intangible software assets of $1.1 million.

During the third quarter of 2001, the Company recorded charges of $2.8 million for canceling various marketing programs as well as write-downs of excess marketing assets of $1.2 million that will no longer be utilized.

During the third quarter of 2001, as a result of the Company’s streamlining efforts, the Company wrote-down $1.3 million of impaired information technology software and incurred $0.6 million of other charges associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

Second Quarter 2001 Non-Restructuring Charges.

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments.

Inventory reserves recorded in the second quarter of 2001 amounted to $16.8 million. Loss accruals for related supplier purchase commitments amounted to $18.3 million. Additional accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. Also included in the second quarter 2001 non-restructuring charge was $7.6 million reflecting the extent to which undiscounted future cash flows were estimated to be less than the net book value of related manufacturing equipment. The non-restructuring charges are detailed below by product line.

The Company began shipping a USB Zip 100MB drive in the fourth quarter of 2000. This product was scheduled for replacement by two new lower cost drives in the third quarter of 2001. As a result of sales of the USB Zip 100MB drive not meeting prior Company forecasts, which caused the Company to change future expectations, and the transition to the new lower cost drives, the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million.

The Company began shipping CD-RW products in August 1999. Most of the Company’s CD-RW drives are purchased from suppliers and marketed under the Iomega name without significant manufacturing activity by the Company. Due to intense competitive pricing pressures in the CD-RW market, prices fell faster for CD-RW products than the Company anticipated, particularly during the second quarter of 2001. The Company was unable to negotiate lower prices with vendors at the same rate as external prices to its customers declined. As a result, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million.

The Company began shipping the HipZip digital audio player late in the third quarter of 2000. Sales volumes during the first half of 2001 did not meet the Company’s expectations, which caused the Company to change future expectations. The digital audio player market has been saturated with competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product is digital camera users. The Company was unsuccessful in its efforts to market this product to these users through both existing and new channels. As a result sales have not met the Company’s prior expectations, which caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million.

Charges taken for Other products were primarily for sourced products such as Microdrive, Magneto-Optical drives in Europe, CompactFlash and SmartMedia, which the Company began selling in the first quarter of 2001. As a result of sales not meeting prior expectations, which caused the Company to change future expectations, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement with Mr. Bruce Albertson, the Company’s former President and Chief Executive Officer.

First Quarter 2000 Non-Restructuring Charges.

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

(6)	RESTRUCTURING CHARGES

Third Quarter 2001 Restructuring Actions.

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. These restructuring charges included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce.

Of the $33.3 million in restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region, $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America activities consisted of outsourcing the Company’s distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company’s North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination, 193 individuals will continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of 60 day advance notice. Pay in lieu of notice was paid on a continuous basis for the 60 day notice period and separation payments will be paid at the end of the 60 day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level, transition time, and includes health insurance continuance payments. This workforce reduction resulted in an accrual of $12.7 million for severance and outplacement costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture, and information technology assets) and $6.3 million related to lease termination costs. The consolidation and closing of facilities is anticipated to occur during the fourth quarter of 2001.

The Asia Pacific activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination, 12 individuals will continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in an accrual of $0.8 million for severance and outplacement costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs. The closing of facilities is expected to be completed during the fourth quarter of 2001.

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination, 28 individuals will continue to work on a transition basis through December 31, 2001 and 21 individuals will work on a transition basis through March 31, 2002 to manage operations that will be outsourced effective April 1, 2002. This workforce reduction resulted in an accrual of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs. The consolidation of operations is anticipated to occur during the fourth quarter of 2001.

The Malaysia activities consisted of a workforce reduction of 295 regular employees across almost all business functions (the majority of which were direct labor employees) at almost all levels of the organization. At September 30, 2001, all of the 295 individuals whose positions were identified for termination had been dismissed. This workforce reduction resulted in an accrual of $0.5 million for severance and outplacement costs, all of which was paid out during the third quarter of 2001.

The Company anticipates that these restructuring actions, when fully implemented over the remainder of 2001, will result in an annual cost reduction of approximately $60 million, beginning in fiscal year 2002. The Company also anticipates that the non-restructuring charges (discussed in Note 5) taken during the third quarter of 2001 will result in a net annual cost reduction of approximately $5 million, beginning in fiscal year 2002.

Third quarter 2001 restructuring reserves in the amount of $17.2 million and $9.6 million are included in the Company’s other current liabilities and property, plant and equipment, respectively, as of September 30, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million. Utilization of the third quarter 2001 restructuring reserves during the third quarter is summarized below:

         Third Quarter 2001                                 Original               Utilized             Balance
         Restructuring Actions                               Charge         Cash           Non-Cash     09/30/01
                                                                               (in thousands)

         North America Reorganization:
              Severance and benefits (a)                    $ 12,697      $ (3,996)      $     -        $  8,701
              Lease cancellations (a)                          6,251           (11)            -           6,240
              Leasehold improvements and
                 furniture (b)                                 7,227             -             -           7,227
              Information technology assets (b)                1,693             -             -           1,693
                                                            --------      --------       -------        --------
                                                              27,868        (4,007)            -          23,861
                                                            --------      --------       -------        --------

         Asia Pacific Reorganization:
              Severance and benefits (a)                         850          (761)            -              89
              Lease cancellations (a)                          1,106           (84)            -           1,022
              Leasehold improvements and
                 furniture (b)                                   636             -          (249)            387
              Other (a)                                           38           (21)            -              17
                                                            --------      --------       -------        --------
                                                               2,630          (866)         (249)          1,515
                                                            --------      --------       -------        --------

         Europe Reorganization:
              Severance and benefits (a)                       1,849          (834)            -           1,015
              Lease cancellations (a)                            182             -             -             182
              Leasehold improvements and
                 furniture (b)                                   239              -            -             239
              Information technology assets (a)                   28             -             -              28
                                                            --------      --------       -------        --------
                                                               2,298          (834)            -           1,464
                                                            --------      --------       -------        --------

         Malaysia Workforce Reduction:
              Severance and benefits (a)                         470          (470)            -               -
                                                            --------      --------       -------        --------
                                                                 470          (470)            -               -
                                                            --------      --------       -------        --------
                                                            $ 33,266      $ (6,177)      $  (249)       $ 26,840
                                                            ========      ========       =======        ========

         Balance Sheet Breakout:
             Other current liabilities                      $ 23,443      $ (6,177)      $     -        $ 17,266
             Property, plant and equipment                     9,823             -          (249)          9,574
                                                            --------      --------       -------        --------
                                                            $ 33,266      $ (6,177)      $  (249)       $ 26,840
                                                            ========      ========       =======        ========

         (a) Amounts represent primarily cash charges.
         (b) Amounts represent primarily non-cash charges.
Second Quarter 2001 Restructuring Actions.

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company's Penang, Malaysia manufacturing facility. The Company's Roy, Utah, manufacturing facility has shifted from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June. This workforce reduction resulted in an accrual of $0.8 million for severance and outplacement. The Company anticipates annual cost savings of $3.7 million from this action.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in an accrual of $0.3 million for severance and benefits. The cost savings associated with this headcount reduction are not expected to be significant.

Second quarter 2001 restructuring reserves in the amount of $0.2 million are included in the Company's other current liabilities as of September 30, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. There was no utilization of these reserves during the second quarter of 2001. Utilization of the second quarter 2001 restructuring reserves during the third quarter is summarized below:

        Second Quarter 2001                               Balance               Utilized              Balance
        Restructuring Actions                             07/01/01        Cash       Non-Cash         09/30/01
                                                                             (in thousands)

        U.S. Manufacturing:
             Severance and benefits (a)                    $   834       $ (631)     $       -         $   203
                                                           -------       ------      ---------         -------

        Singapore Reorganization:
             Severance and benefits (a)                        252         (229)             -              23
                                                           -------       ------      ---------         -------
                                                           $ 1,086       $ (860)     $       -         $   226
                                                           =======       ======      =========         =======

        Balance Sheet Breakout:
            Other current liabilities                      $ 1,086       $ (860)     $       -         $   226
                                                           =======       ======      =========         =======

       (a)  Amounts represent primarily cash charges.
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

During the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! product streamlining. Due to the development during the third quarter of 2000 of the Company’s HipZip digital audio player, it was determined that certain Clik! manufacturing equipment, previously reserved in the third quarter of 1999 as part of the second half restructuring reserves, could be utilized in the Company’s Penang facility.

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

Remaining 1999 restructuring reserves in the amount of $3.2 million are included in the Company’s balance sheet as of September 30, 2001 in other current liabilities. There was $49,000 of the 1999 restructuring reserves reserves related to severance and benefits utilized during the quarter ended September 30, 2001. Utilization of the 1999 restructuring reserves during the nine months ended September 30, 2001 is summarized below:

                                                              Balance               Utilized             Balance
             1999 Restructuring Actions                       12/31/00        Cash         Non-Cash      09/30/01
                                                                                    (in thousands)
             France/Scotland Consolidation:
                Contract obligations (b)(c)                   $  1,414     $      -        $     -       $   1,414
                                                              --------     ---------       --------      ---------

             Manufacturing Cessation -
                Avranches, France:
                Trade receivables (a)                               47            -            (47)              -
                Other commitments (b)                              511         (356)           (62)             93
                Contract obligations (b)                         1,581            -              -           1,581
                Severance and benefits (b)                         495         (399)             -              96
                                                              --------     --------        -------       ---------
                                                                 2,634         (755)          (109)          1,770
                                                              --------     --------        -------       ---------
                                                              $  4,048     $   (755)       $  (109)      $   3,184
                                                              ========     ========        =======       =========

             Balance Sheet Breakout:
                Other current liabilities (b)                 $  4,001     $   (755)       $   (62)      $   3,184
                Trade receivables (a)                               47            -            (47)              -
                                                              --------     --------        -------       ---------
                                                              $  4,048     $   (755)       $  (109)      $   3,184
                                                              ========     ========        =======       =========

            (a)  Amounts represent primarily non-cash charges.
            (b)  Amounts represent primarily cash charges.
            (c)  Amounts relate to commitments associated with manufacturing of floppy drives.
(7)	COMMITMENTS AND CONTINGENCIES

Litigation

Except as set forth below, in management’s opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s financial position or results of operations, except that, as indicated below, an adverse judgment or settlement of certain claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs (or is implemented).

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, on September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleged that a defect in the Company’s Zip drives causes an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture, and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a “Notice of Claim” under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs’ Delaware Consumer Fraud Act claim (the “Texas Claim”). The Texas Claim purports to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys’ fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court held a hearing on June 8, 2001 to consider final approval of the settlement and the objections raised against such approval. On June 29, 2001, the Court issued an order approving the settlement, which will become final after all appeals of the order are resolved. On July 23, 2001, an objector to the settlement filed a notice of appeal from the Court’s order, and subsequently filed an appellant’s brief in the Supreme Court of the State of Delaware on September 12, 2001. The appellant asserts that the trial court erred in a) certifying the class, b) approving the settlement, and c) approving the attorneys’ fees. Lead plaintiffs’ counsel for the class is defending against the appeal and, on October 12, 2001, Iomega has also filed its own briefon the issues of class certification, and approval and adequacy of the settlement.

The proposed settlement, the material terms of which are described in this paragraph, will not be implemented unless and until all appeals are fully resolved. Under the settlement, class members who have not opted out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip drive products and/or disks. The level of the rebate will depend on whether the class member’s Zip drive manifested a clicking problem. In addition, the Company will offer a secondary rebate of $4 to $15 on Zip disks to those class members who make a qualified purchase under the initial rebate program. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding clicking Zip drives. It will also make a charitable donation of Zip drives and related software, disks and service, with a total retail value of $1 million. Finally, counsel for the class applied to the Court for an award of attorneys’ fees and costs in the amount of $4.7 million. As part of the Court’s June 29, 2001 order, it issued an award of $4.1 million for these attorneys’ fees. The accompanying financial statements reflect accruals for the charitable donations and for plaintiffs’ attorneys’ fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company’s part. Although the Company does not expect this settlement or, if the settlement is overturned on appeal, the suit or the Texas Claim to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, on June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint requests injunctive relief against the Company, as well as monetary damages. On October 26, 1999, the Court granted the plaintiff’s motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. Valitek has now settled its lawsuit against Hewlett-Packard and Imation. On July 27, 2001, the U.S. District Court for the Eastern District of Pennsylvania granted Iomega’s motion to transfer the case and ordered the matter transferred to the U.S. District Court for the District of Utah, Northern Division. The Company intends to vigorously defend against this suit. Although the Company does not expect the Valitek matter to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, on July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. (“Castlewood”), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company’s U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company’s registered trademarks “Iomega,” “Zip” and “Jaz.” The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company’s claims and requesting a declaratory judgment that the Company’s patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company’s U.S. Patent No. 6,049,444. The Company’s complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. On April 13, 2001, the parties agreed to stay all proceedings for 60 days to determine whether or not the dispute can be resolved through mediation. That stay was then further extended to August 20, 2001 to continue the mediation process. The parties were unable to reach a settlement acceptable to the Company, and the Company intends to vigorously prosecute this case.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, on December 8, 2000, IPDN Corporation filed a patent infringement complaint against the Company, IPDN Corporation v. Iomega Corporation, in the U.S. District Court for the Eastern District of Missouri. IPDN contends that the Company’s sale of the HipZip product constitutes patent infringement as the HipZip incorporates features or functions that infringe one or more claims of the IPDN patents. On March 14, 2001, the Company filed a motion to transfer the litigation to Utah. On April 2, 2001, IPDN filed its opposition to this motion. The Company filed its reply on April 19, 2001. The motion to transfer is currently pending before the Court. The Company intends to vigorously defend against this lawsuit.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, on March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL (“AMM”) in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM’s production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company’s Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM before the Tribunal de Grande Instance de Paris. The motion sought injunctive relief against the continued manufacture, marketing and sale by AMM of the Swap 100MB disk or other disks, which infringe the Company’s patent rights. On June 22, 2001, the Court held a hearing regarding the Company’s preliminary injunction motion. On July 24, 2001, the Court granted the preliminary injunction against AMM’s commercialization of the Swap 100MB disk. In August 2001, AMM appealed against the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, however, it continued its appeal. The Paris Appeals Court denied the motion to stay on September 21, 2001, and held hearings on the appeal on September 26, 2001 and October 9, 2001. On October 31, 2001, the Paris Appeals Court denied AMM’s appeal and ruled that the injunction shall remain in effect while the underlying infringement case continues on the merits. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

On May 25, 2001, Iomega filed a lawsuit against a French computer distributor, Squale, before the Paris Tribunal de Grande Instance, alleging patent infringement with respect to Squale’s 100 MB disk product. The Squale product is a private label version of the AMM Swap 100MB disk and the Company has brought the same claims against both companies. The first procedural hearing in this matter was held on September 6, 2001. Iomega has requested the Paris Court of Appeals in the AMM case to expand the injunction to cover the Squale products. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

On July 12, 2001, Corner Stone Services, Inc. (“CSS”) filed a complaint against Iomega, CSS, dba Corner Stone Services v. Iomega Corporation, et al., in the California Superior Court for the County of Orange. CSS seeks damages related to merchandizing services it allegedly rendered to the Company in late 2000 and early 2001. Iomega removed the matter to federal court on August 10, 2001 and, subsequently, filed its answer on September 25, 2001. The Company intends to vigorously defend against this lawsuit.

Nomai/AMM Litigation:

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A, in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets, (2) AMM’s involvement in a research and development contract known as the “Magic” project, and (3) Nomai’s subsequent disposition of AMM in September 1999.

On February 18, 2000, Maître Jean Jacques Savenier, the Commissaire à l’execution du Plan (bankruptcy trustee) for RPS Media, S.A., filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS Media in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $13,500) until Nomai invests FF 48 million (approximately $6.5 million) and hires 100 people. An initial hearing before the Commercial Court was held on April 4, 2000. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $13,500) for each day of noncompliance. On October 8, 2001, Savenier served pleadings on Nomai seeking a ruling on October 12, 2001, that in light of AMM’s bankruptcy, Nomai should be ordered to pay a daily fine of FF 100,000 (approximately $13,500) for its alleged non-compliance with the plan. Nomai intends to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (parties involved with AMM in the Magic project) filed a lawsuit before the Commercial Court of Toulouse, France against AMM. Nomai is obligated to indemnify for and defend against the lawsuit under the agreement whereby Nomai divested its ownership of AMM to its new owner, Alain Bouttier. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to the Magic project. The plaintiffs claim total damages of approximately FF 75 million (approximately $10.3 million). The Court held hearings in the case on June 26, 2000, November 13, 2000, February 5, 2001 and May 15, 2001. At the May 15, 2001 hearing, the Court consolidated this lawsuit with the second Magic project lawsuit referenced below. A hearing was held on September 3, 2001 and Conseil & Technique, Nomai and Iomega International, SA filed their response towards AMM. Based on the indemnification obligations described above, Nomai intends to vigorously defend against these allegations.

On January 3, 2001, Nomai was served with a notice of arbitration from Computer Memories Storage, SARL (“CMS”), the holding company organized by Alain Bouttier to own AMM. On February 26, 2001, CMS and AMM filed their complete request for arbitration. Their action is based on alleged breaches by Nomai of the agreement whereby Nomai divested its ownership of AMM to Mr. Bouttier. In particular, CMS and AMM claim that AMM suffered damages as a result of (i) Nomai’s treatment of AMM assets prior to the sale to Mr. Bouttier and (ii) alleged breaches by Nomai of certain post-disposition obligations to AMM. CMS and AMM seek the nullification of non-competition obligations between AMM and Nomai and claim damages of approximately FF 142 million (approximately $19.5 million). These claims overlap with those asserted in the Savenier and Magic matters described above. The arbitration will be heard before a three-member arbitration panel in Paris. The arbitration panel has been appointed and has commenced the proceeding. On April 20, 2001, Nomai filed a statement of defenses and certain counterclaims against CMS and AMM. On May 28, 2001, the parties approved the arbitrators’ terms of reference, which set the schedule for pleadings and hearings. Due to CMS’ non-payment of the arbitrators fees and AMM’s bankruptcy filing on September 17, 2001, the arbitrators have suspended the proceeding. Nomai intends to vigorously defend against these allegations.

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

On May 28, 2001 and July 4, 2001, the French Direction Générale de la Concurrence, de la Consommation et de la Répression des Fraudes (“DGCCRF”) held hearings in Albi regarding a competition law complaint brought by AMM against Iomega International, S.A. and Iomega Corporation. DGCCRF is a French consumer protection and competition agency. The complaint alleges that the two Iomega companies have violated competition laws through the following acts: (1) abusive patent application filings; (2) applying legal and financial pressures on AMM; (3) initiating commercial nuisances against AMM; and (4) unlawfully controlling product pricing. To date, the Company has not been contacted by the DGCCRF regarding this investigation. A DGCCRF official appeared before the Conseil de la Concurrence (Competition Council) hearing on August 29, 2001 (as further described below) recommending further investigation whether Iomega has a dominant position in the market. The Competition Council (as further described below) ruled in Iomega’s favor on similar claims. Iomega International, S.A. and Iomega Corporation intend to vigorously defend if the DGCCRF proceeding should continue.

On May 30, 2001, AMM filed a lawsuit against Iomega International, S.A. and Iomega Corporation before the Tribunal de Commerce of Albi. The complaint claims that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $ 16.5 million). The Court scheduled an initial hearing for September 28, 2001 and decided to consolidate this case with the Savenier case mentioned above. Iomega International, S.A. and Iomega Corporation intend to vigorously defend against these allegations.

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

On June 28, 2001, AMM filed competition law complaint with the French Conseil de la Concurrence (Competition Council). AMM alleged that Iomega Corporation and Iomega International, S.A. have a dominant position in the “Zip media” market and that the Iomega companies have abused this position through anti-competitive practices. The Competition Council held an initial meeting with AMM on July 10, 2001. The Competition Council held a similar meeting with Iomega representatives on July 31, 2001. A hearing before the Competition Council was held on August 29, 2001. The Competition Council ruled in favor of Iomega on September 21, 2001 dismissing AMM’s complaint and request for interim measures.

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

Significant Customers - During the quarter ended September 30, 2001, sales to Ingram Micro, Inc. and Dell Computer Corporation, accounted for 17.0% and 11.1% of consolidated sales, respectively. Ingram Micro, Inc. accounted for 19.2% of sales for the quarter ended September 24, 2000. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the nine months ended September 30, 2001, sales to Ingram Micro, Inc., accounted for 15.3% of consolidated sales. Ingram Micro, Inc. accounted for 16.1% of sales for the nine months ended September 24, 2000. No other single customer accounted for more than 10% of consolidated sales for these periods.

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

At September 30, 2001, outstanding forward exchange purchase (sales) contracts, which all mature in December 2001, were as follows (Rates are quoted as United States dollar per other currency unit):

                                                                          Contracted
                                                                            Forward            Spot
                                                        Amount               Rate              Rate

                European Currency Unit               (11,600,000)              1.08              1.09
                Japanese Yen                         (70,000,000)            117.11            119.58
                Australian Dollar                         50,000               2.04              2.05
                Singapore Dollar                       1,300,000               1.76              1.76
                Swiss Franc                           (1,900,000)              1.59              1.61
                British Pound                         (3,300,000)               .68               .68
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

IOMEGA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

All share and per share amounts discussed in this Quarterly Report have been adjusted to reflect the one-for-five reverse stock split effected on September 28, 2001. See “Other Matters – Reverse Stock Split”.

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

The Company has four reportable segments based primarily on the nature of the Company’s customers and products: Zip®, Jaz®, Iomega® CD-RW and PocketZipTM. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Jaz segment involves the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The PocketZip segment involves the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world. The PocketZip segment also includes the development, manufacture, distribution and sales of HipZipTM digital audio players, which were introduced during the third quarter of 2000.

The “Other” category includes: PeerlessTM drive systems, which began shipping during the second quarter of 2001; FotoShowTM digital image centers (previously shown as a part of the Zip segment); branded products such as Iomega MicrodriveTM miniature hard drives, Iomega CompactFlashTM and Iomega SmartMediaTM memory cards, DataSafeTM network attached storage servers; LifeworksTM software and Iomega QuikSyncTM software; Ditto® tape products and other miscellaneous items.

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, of which $25.2 million was charged to the respective product lines as cost of sales. These charges primarily reflect write-downs of CD-RW, HipZip, FotoShow and other inventory and equipment and other assets and charges associated with various contractual arrangements. During the second quarter of 2001, the Company also recorded non-restructuring charges of $46.0 million, of which $44.9 million was charged to the respective product lines as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. See the non-restructuring charges discussion below for more information.

The information in the following table is derived directly from the segments’ internal financial information used for corporate management purposes (All Zip and Other segment amounts have been restated to show the current classification of FotoShow in Other).

Reportable Operating Segment Information:

                                                           For the Quarter Ended          For the Nine Months Ended
                                                         Sept. 30,        Sept. 24,      Sept. 30,          Sept. 24,
                                                           2001             2000           2001               2000
                                                                (In thousands)                  (In thousands)
       Sales:
          Zip                                            $142,845         $247,388      $ 490,290          $ 763,195
          Jaz                                              13,647           34,885         53,483            124,615
          CD-RW                                            17,607           34,383         80,349             69,746
          PocketZip                                         2,063            3,029          5,668              8,292
          Other                                             5,975              816         14,573              3,189
                                                         --------         --------      ---------          ---------
             Total sales                                 $182,137         $320,501      $ 644,363          $ 969,037
                                                         ========         ========      =========          =========

       Product profit margin (loss) before
          charges/reversals:
          Zip                                            $ 35,489         $ 87,753      $ 127,694          $ 246,104
          Jaz                                               3,490            9,824         15,655             34,090
          CD-RW                                            (9,556)           2,079        (26,466)             2,631
          PocketZip                                        (1,692)          (4,913)       (14,843)           (17,039)
          Other                                           (12,467)          (1,994)       (29,013)            (7,558)
                                                         --------         --------      ---------          ---------
             Total product profit margin                   15,264           92,749         73,027            258,228

       Common operating expenses without
          (charges) reversals allocated to
          product profit margin (loss):
          General corporate expenses                      (24,372)         (46,701)       (86,377)          (117,810)
          Restructuring (charges) reversals               (33,266)           2,317        (34,352)             4,814
          Non-restructuring charges                       (31,133)               -        (77,119)            (7,400)
          Interest and other income, net                    3,203            4,662         12,532              9,125
                                                         --------         --------      ---------          ---------
             Income (loss) before income taxes           $(70,304)        $ 53,027      $(112,289)         $ 146,957
                                                         ========         ========      =========          =========

                                                           For the Quarter Ended           For the Nine Months Ended
                                                         Sept. 30,        Sept. 24,       Sept. 30,          Sept. 24,
                                                           2001             2000            2001               2000
                                                                (In thousands)                  (In thousands)
       (Charges)/reversals:
          Restructuring:
             Jaz                                         $      -         $     800       $       -          $   2,397
             CD-RW                                         (1,347)                -          (1,347)                 -
             PocketZip                                          -             1,517               -              2,417
             Common                                       (31,919)                -         (33,005)                 -
                                                         --------         ---------       ---------          ---------
                                                         $(33,266)        $   2,317       $ (34,352)         $   4,814
                                                         ========         =========       =========          =========

          Non-restructuring:
             Zip                                         $ (7,553)        $       -       $ (12,021)         $       -
             CD-RW                                         (7,466)                -         (17,443)                 -
             PocketZip                                     (3,643)                -         (21,569)            (7,400)
             Other                                         (7,853)                -         (20,418)                 -
             Common                                        (4,618)                -          (5,668)                 -
                                                         --------         ---------       ---------          ---------
                                                         $(31,133)        $       -       $ (77,119)         $  (7,400)
                                                         ========         =========       =========          =========

       Product profit margin (loss) after
          charges/reversals:
          Zip                                            $ 27,936         $  87,753       $ 115,673          $ 246,104
          Jaz                                               3,490            10,624          15,655             36,487
          CD-RW                                           (18,369)            2,079         (45,256)             2,631
          PocketZip                                        (5,335)           (3,396)        (36,412)           (22,022)
          Other                                           (20,320)           (1,994)        (49,431)            (7,558)
                                                         --------         ---------       ---------          ---------
             Total product profit (loss) margin           (12,598)           95,066             229            255,642

       Common operating expenses with (charges)
          reversals allocated to product profit
          margin (loss):
          General corporate expenses                      (24,372)          (46,701)        (86,377)          (117,810)
          Restructuring charges                           (31,919)                -         (33,005)                 -
          Non-restructuring charges                        (4,618)                -          (5,668)                 -
          Interest and other income, net                    3,203             4,662          12,532              9,125
                                                         --------         ---------       ---------          ---------
             Income (loss) before income taxes           $(70,304)        $  53,027       $(112,289)         $ 146,957
                                                         ========         =========       =========          =========

NON-RESTRUCTURING CHARGES

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, primarily reflecting write-downs of CD-RW, HipZip, FotoShow and other inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments. During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments. During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. A breakdown of the charges is included in the table below:

                                                                                          Financial
                                                                                          Statement
           Description of Non-Restructuring Charges                     Amount            Category
                                                                     (In millions)
         Q3 2001
         Products:
            Zip                                                       $       7.5       Cost of sales
            CD-RW                                                             7.5       Cost of sales
            HipZip (included in PocketZip segment)                            1.9       Cost of sales
            PocketZip                                                         1.7       Cost of sales
            Peerless (included in Other segment)                              2.4       Cost of sales
            FotoShow (included in Other segment)                              1.8       Cost of sales
            Other (software and sourced products)                             2.4       Cost of sales
                                                                      -----------
                                                                             25.2
         Sales and Marketing assets and commitments                           4.0           SG and A
         Excess information technology assets                                 1.3           SG and A
         Other charges                                                        0.6           SG and A
                                                                      -----------
                                                                      $      31.1
                                                                      ===========

         Q2 2001
         Products:
            Zip                                                       $       4.5       Cost of sales
            CD-RW                                                            10.0       Cost of sales
            HipZip (included in PocketZip segment)                           17.9       Cost of sales
            FotoShow (included in Other segment)                              8.9       Cost of sales
            Other (primarily sourced products)                                3.6       Cost of sales
                                                                      -----------
                                                                             44.9
         Separation agreement                                                 1.1           SG and A
                                                                      -----------
                                                                      $      46.0
                                                                      ===========

         Q1 2000
         Excess PocketZip disk manufacturing capacity                 $       3.7       Cost of sales
         PocketZip PC Card drive inventory NRV                                2.8       Cost of sales
         Excess PocketZip PC Card drive manufacturing equip.                  0.6       Cost of sales
         PocketZip PC Card drive purchase commitments                         0.3       Cost of sales
                                                                      -----------
                                                                      $       7.4
                                                                      ===========
         SG and A = Selling, general and administrative expenses
         NRV = Net realizable value

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

Third Quarter 2001 Non-Restructuring Charges.

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, primarily reflecting write-downs of CD-RW, HipZip and FotoShow inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments.

Inventory reserves recorded in the third quarter of 2001 totaled $15.1 million. Contract cancellation costs totaled $9.1 million. The non-restructuring charges also included $6.3 million primarily reflecting the extent to which undiscounted future cash flows are expected to be less than the net book value of related manufacturing equipment and other assets as well as $0.6 million for other costs associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California. The non-restructuring charges are detailed below by product line.

During the third quarter of 2001, due to decreasing sales volumes, the Company entered into a settlement agreement to terminate a third party manufacturer of Zip media products and consolidate this production into the Company’s manufacturing facility in Penang, Malaysia. As a result, during the third quarter of 2001, the Company recorded contract cancellation costs of $4.8 million. In addition, due to declining volumes, the Company recorded write-downs of related manufacturing equipment and miscellaneous supplier commitments amounting to $2.7 million.

During the third quarter of 2001, sales prices for CD-RW products fell short of the Company’s expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. Also, higher per unit overhead costs associated with the lower volumes, as well as supplier claims being higher than projected in the second quarter necessitated additional inventory reserves. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $7.2 million to cover inventory in the channel as well as inventory on hand and loss accruals of $0.3 million for contract cancellation costs.

During the third quarter of 2001, sales volumes for the HipZip digital audio player fell short of the Company’s expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.9 million to cover primarily inventory in the channel.

During the third quarter of 2001, due to decreasing sales volumes for PocketZip products, the Company recorded $0.5 million of inventory reserves and loss accruals of $1.2 million for contract cancellation costs.

Late in the second quarter of 2001, the Company began shipping Peerless drives and cartridges in both 10GB and 20GB versions. During the third quarter of 2001, the mix of 10GB to 20GB cartridges sold was significantly lower than expected, resulting in excess components for Peerless 10GB cartridges. As a result, during the third quarter of 2001, the Company recorded inventory reserves of $2.4 million for the excess components.

During the third quarter of 2001, sales volumes for the FotoShow digital viewer fell short of the Company’s expectations for the quarter, causing the Company to further lower volume and price expectations. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.8 million primarily for inventory on hand.

Charges taken for Other products were primarily for Microdrive and Software. During the third quarter of 2001, the Company lowered future revenue expectations for Microdrive. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.3 million primarily for inventory on hand. Charges taken for Other products also included write-downs of intangible software assets of $1.1 million.

During the third quarter of 2001, the Company recorded charges of $2.8 million for canceling various marketing programs as well as write-downs of excess marketing assets of $1.2 million that will no longer be utilized.

During the third quarter of 2001, as a result of the Company’s streamlining efforts, the Company wrote-down $1.3 million of impaired information technology software and incurred $0.6 million of other charges associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

Second Quarter 2001 Non-Restructuring Charges.

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, FotoShow and CD-RW inventory and equipment and loss accruals for related supplier purchase commitments.

Inventory reserves recorded in the second quarter of 2001 amounted to $16.8 million. Loss accruals for related supplier purchase commitments amounted to $18.3 million. Additional accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. Also included in the second quarter 2001 non-restructuring charge was $7.6 million reflecting the extent to which undiscounted future cash flows were estimated to be less than the net book value of related manufacturing equipment. The non-restructuring charges are detailed below by product line.

The Company began shipping a USB Zip 100MB drive in the fourth quarter of 2000. This product was scheduled for replacement by two new lower cost drives in the third quarter of 2001. As a result of sales of the USB Zip 100MB drive not meeting prior Company forecasts, which caused the Company to change future expectations, and the transition to the new lower cost drives, the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million.

The Company began shipping CD-RW products in August 1999. Most of the Company’s CD-RW drives are purchased from suppliers and marketed under the Iomega name without significant manufacturing activity by the Company. Due to intense competitive pricing pressures in the CD-RW market, prices fell faster for CD-RW products than the Company anticipated, particularly during the second quarter of 2001. The Company was unable to negotiate lower prices with vendors at the same rate as external prices to its customers declined. As a result, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million.

The Company began shipping the HipZip digital audio player late in the third quarter of 2000. Sales volumes during the first half of 2001 did not meet the Company’s expectations, which caused the Company to change future expectations. The digital audio player market has been saturated with competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product is digital camera users. The Company was unsuccessful in its efforts to market this product to these users through both existing and new channels. As a result sales have not met the Company’s prior expectations, which caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million.

Charges taken for Other products were primarily for sourced products such as Microdrive, Magneto-Optical drives in Europe, CompactFlash and SmartMedia, which the Company began selling in the first quarter of 2001. As a result of sales not meeting prior expectations, which caused the Company to change future expectations, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement with Mr. Bruce Albertson, the Company’s former President and Chief Executive Officer.

First Quarter 2000 Non-Restructuring Charges.

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

RESTRUCTURING CHARGES

Third Quarter 2001 Restructuring Actions.

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. These restructuring charges included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce.

Of the $33.3 million in restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region, $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America activities consisted of outsourcing the Company’s distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company’s North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination, 193 individuals will continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of 60 day advance notice. Pay in lieu of notice was paid on a continuous basis for the 60 day notice period and separation payments will be paid at the end of the 60 day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level, transition time, and includes health insurance continuance payments. This workforce reduction resulted in an accrual of $12.7 million for severance and outplacement costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture, and information technology assets) and $6.3 million related to lease termination costs. The consolidation and closing of facilities is anticipated to occur during the fourth quarter of 2001.

The Asia Pacific activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination, 12 individuals will continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in an accrual of $0.8 million for severance and outplacement costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs. The closing of facilities is expected to be completed during the fourth quarter of 2001.

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination, 28 individuals will continue to work on a transition basis through December 31, 2001 and 21 individuals will work on a transition basis through March 31, 2002 to manage operations that will be outsourced effective April 1, 2002. This workforce reduction resulted in an accrual of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs. The consolidation of operations is anticipated to occur during the fourth quarter of 2001.

The Malaysia activities consisted of a workforce reduction of 295 regular employees across almost all business functions (the majority of which were direct labor employees) at almost all levels of the organization. At September 30, 2001, all of the 295 individuals whose positions were identified for termination had been dismissed. This workforce reduction resulted in an accrual of $0.5 million for severance and outplacement costs, all of which was paid out during the third quarter of 2001.

The Company anticipates that these restructuring actions, when fully implemented over the remainder of 2001, will result in an annual cost reduction of approximately $60 million, beginning in fiscal year 2002. The Company also anticipates that the non-restructuring charges (discussed above in the section entitled Non-Restructuring Charges) taken during the third quarter of 2001 will result in a net annual cost reduction of approximately $5 million, beginning in fiscal year 2002.

Third quarter 2001 restructuring reserves in the amount of $17.2 million and $9.6 million are included in the Company’s other current liabilities and property, plant and equipment, respectively, as of September 30, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million. Utilization of the third quarter 2001 restructuring reserves during the third quarter is summarized below:

         Third Quarter 2001                                 Original               Utilized             Balance
         Restructuring Actions                               Charge         Cash           Non-Cash     09/30/01
                                                                               (in thousands)

         North America Reorganization:
              Severance and benefits (a)                    $ 12,697      $ (3,996)      $     -        $  8,701
              Lease cancellations (a)                          6,251           (11)            -           6,240
              Leasehold improvements and
                 furniture (b)                                 7,227             -             -           7,227
              Information technology assets (b)                1,693             -             -           1,693
                                                            --------      --------       -------        --------
                                                              27,868        (4,007)            -          23,861
                                                            --------      --------       -------        --------

         Asia Pacific Reorganization:
              Severance and benefits (a)                         850          (761)            -              89
              Lease cancellations (a)                          1,106           (84)            -           1,022
              Leasehold improvements and
                 furniture (b)                                   636             -          (249)            387
              Other (a)                                           38           (21)            -              17
                                                            --------      --------       -------        --------
                                                               2,630          (866)         (249)          1,515
                                                            --------      --------       -------        --------

         Europe Reorganization:
              Severance and benefits (a)                       1,849          (834)            -           1,015
              Lease cancellations (a)                            182             -             -             182
              Leasehold improvements and
                 furniture (b)                                   239              -            -             239
              Information technology assets (a)                   28             -             -              28
                                                            --------      --------       -------        --------
                                                               2,298          (834)            -           1,464
                                                            --------      --------       -------        --------

         Malaysia Workforce Reduction:
              Severance and benefits (a)                         470          (470)            -               -
                                                            --------      --------       -------        --------
                                                                 470          (470)            -               -
                                                            --------      --------       -------        --------
                                                            $ 33,266      $ (6,177)      $  (249)       $ 26,840
                                                            ========      ========       =======        ========

         Balance Sheet Breakout:
             Other current liabilities                      $ 23,443      $ (6,177)      $     -        $ 17,266
             Property, plant and equipment                     9,823             -          (249)          9,574
                                                            --------      --------       -------        --------
                                                            $ 33,266      $ (6,177)      $  (249)       $ 26,840
                                                            ========      ========       =======        ========

         (a) Amounts represent primarily cash charges.
         (b) Amounts represent primarily non-cash charges.

Second Quarter 2001 Restructuring Actions.

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company's Penang, Malaysia manufacturing facility. The Company's Roy, Utah, manufacturing facility has shifted from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June. This workforce reduction resulted in an accrual of $0.8 million for severance and outplacement. The Company anticipates annual cost savings of $3.7 million from this action.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in an accrual of $0.3 million for severance and benefits. The cost savings associated with this headcount reduction are not expected to be significant.

Second quarter 2001 restructuring reserves in the amount of $0.2 million are included in the Company's other current liabilities as of September 30, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. There was no utilization of these reserves during the second quarter of 2001. Utilization of the second quarter 2001 restructuring reserves during the third quarter is summarized below:

        Second Quarter 2001                               Balance               Utilized              Balance
        Restructuring Actions                             07/01/01        Cash       Non-Cash         09/30/01
                                                                             (in thousands)

        U.S. Manufacturing:
             Severance and benefits (a)                    $   834       $ (631)     $       -         $   203
                                                           -------       ------      ---------         -------

        Singapore Reorganization:
             Severance and benefits (a)                        252         (229)             -              23
                                                           -------       ------      ---------         -------
                                                           $ 1,086       $ (860)     $       -         $   226
                                                           =======       ======      =========         =======

        Balance Sheet Breakout:
            Other current liabilities                      $ 1,086       $ (860)     $       -         $   226
                                                           =======       ======      =========         =======

       (a)  Amounts represent primarily cash charges.

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

Remaining 1999 restructuring reserves in the amount of $3.2 million are included in the Company's balance sheet as of September 30, 2001 in other current liabilities. There was $49,000 of the 1999 restructuring reserves reserves related to severance and benefits utilized during the quarter ended September 30, 2001. Utilization of the 1999 restructuring reserves during the nine months ended September 30, 2001 is summarized below:

                                                              Balance               Utilized             Balance
             1999 Restructuring Actions                       12/31/00        Cash         Non-Cash      09/30/01
                                                                                    (in thousands)
             France/Scotland Consolidation:
                Contract obligations (b)(c)                   $  1,414     $      -        $     -       $   1,414
                                                              --------     ---------       --------      ---------

             Manufacturing Cessation -
                Avranches, France:
                Trade receivables (a)                               47            -            (47)              -
                Other commitments (b)                              511         (356)           (62)             93
                Contract obligations (b)                         1,581            -              -           1,581
                Severance and benefits (b)                         495         (399)             -              96
                                                              --------     --------        -------       ---------
                                                                 2,634         (755)          (109)          1,770
                                                              --------     --------        -------       ---------
                                                              $  4,048     $   (755)       $  (109)      $   3,184
                                                              ========     ========        =======       =========

             Balance Sheet Breakout:
                Other current liabilities (b)                 $  4,001     $   (755)       $   (62)      $   3,184
                Trade receivables (a)                               47            -            (47)              -
                                                              --------     --------        -------       ---------
                                                              $  4,048     $   (755)       $  (109)      $   3,184
                                                              ========     ========        =======       =========

            (a)  Amounts represent primarily non-cash charges.
            (b)  Amounts represent primarily cash charges.
            (c)  Amounts relate to commitments associated with manufacturing of floppy drives.

SEASONALITY

The Company’s Zip products are targeted primarily to the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company’s Jaz products are targeted primarily to the business professional market. The Company’s CD-RW products are targeted to the retail consumer and enterprise markets. The Company’s PocketZip products are targeted to the enterprise market, to various electronics device OEMs and to the retail consumer markets. The Company’s Peerless products are targeted to business professional and enterprise markets. Management believes the markets for the Company’s products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the second quarter and summer months. This historic pattern could, however, be affected by the significant weakness and uncertainty that currently exists in the U.S. and global economies and consumer confidence levels. Accordingly, revenues and growth rates for any prior quarter are not necessarily indicative of the revenues or growth rates to be expected in any future quarter.

RESULTS OF OPERATIONS

The Company reported sales of $182.1 million and a net loss of $71.2 million, or ($1.32) per diluted share, for the third quarter of 2001. Results for the third quarter of 2001 included pre-tax restructuring charges of $33.3 million, pre-tax non-restructuring charges of $31.1 million and an income tax charge of $28.7 million relating to an increase in the valuation allowance for net deferred tax assets. The 2001 third quarter results compared to third quarter 2000 sales of $320.5 million and net income of $55.4 million, or $1.00 per diluted share, which included $20.9 million attributable to a decrease in the valuation allowance for net deferred tax assets and also included a pre-tax $2.3 million reversal of restructuring reserves previously recorded in 1999.

For the nine months ended September 30, 2001, the Company reported sales of $644.4 million and a net loss of $97.2 million, or ($1.80) per diluted share. Results for the first nine months of 2001 included pre-tax non-restructuring charges totaling $77.1 million, pre-tax restructuring charges of $34.4 million and income tax charges of $29.1 million relating to increases in the valuation allowance for net deferred tax assets. Results for the nine months ended September 30, 2001 compared to the nine months ended September 24, 2000, with sales of $969.0 million and net income of $147.6 million, or $2.66 per diluted share, which included $58.6 million attributable to decreases in the Company’s valuation allowance for net deferred tax assets, pre-tax reversals of $4.8 million related to restructuring reserves previously recorded in 1999 and pre-tax non-restructuring charges totaling $7.4 million.

SALES

Sales for the quarter ended September 30, 2001 of $182.1 million decreased $138.4 million, or 43.2%, when compared to sales of $320.5 million for the third quarter of 2000. This decrease was primarily a result of lower Zip drive and disk sales, lower Jaz drive and disk sales and lower CD-RW sales. Total drive sales of $118.9 million decreased by 37.1%, while total drive units shipped declined by 23.2% when compared to the third quarter of 2000. Total disk sales of $61.2 million decreased by 52.6%, while total disk units shipped declined by 54.8% when compared to the third quarter of 2000. In addition to the lower drive and disk shipments, the decrease in revenue was impacted by price reductions (primarily drives) reflecting overall market pricing pressures and the pricing of competitive product offerings.

Zip product sales for the third quarter of 2001 totaled $142.8 million, representing a decrease of $104.5 million, or 42.3%, compared to sales of $247.4 million for the third quarter of 2000. Sales of Zip products represented 78.4% of total sales for the third quarter of 2001, compared to 77.2% for the third quarter of 2000. Zip drive sales of $92.2 million for the third quarter of 2001 decreased by $46.0 million, or 33.3%, while Zip drive units shipped decreased by 23.5% from the third quarter of 2000. Zip drive sales decreased more than Zip drive units shipped primarily due to lower prices and a higher mix of OEM shipments for the third quarter of 2001 compared to the third quarter of 2000. Shipments of Zip OEM drives accounted for approximately 56% of total Zip drive shipments in the third quarter of 2001, compared to approximately 46% in the third quarter of 2000. Zip disk revenue of $50.6 million for the third quarter of 2001 decreased by $58.9 million, or 53.8%, while Zip disk units shipped decreased by 54.9% from the third quarter of 2000. When compared to the third quarter of 2000, lower drive and disk units shipped, net of favorable product mix, accounted for $94.5 million of the decrease in Zip product revenue and pricing actions (primarily Zip drives) accounted for $10.0 million of the decrease in Zip product revenue.

Jaz product sales for the third quarter of 2001 totaled $13.6 million, representing a decrease of $21.3 million, or 60.9%, compared to sales of $34.9 million for the third quarter of 2000. Sales of Jaz products represented 7.5% of total sales for the third quarter of 2001, compared to 10.9% for the third quarter of 2000. Jaz drive and disk units shipped decreased by 64.2% and 61.8%, respectively, when compared to the third quarter of 2000. When compared to the third quarter of 2000, lower units shipped of $23.7 million was partially offset by $2.4 million of positive pricing actions resulting primarily from lower rebates in the third quarter of 2001.

CD-RW product sales for the third quarter of 2001 totaled $17.6 million, representing a decrease of $16.8 million, or 48.8%, compared to sales of $34.4 million for the third quarter of 2000. Sales of CD-RW products represented 9.7% of total sales for the third quarter of 2001 compared to 10.7% for the third quarter of 2000. CD-RW units shipped decreased 23.8% compared to the third quarter of 2000. When compared to the third quarter of 2000, lower revenue from lower units shipped of $11.8 million and $5.0 million from pricing actions taken to meet competitive pressures accounted for the decrease in CD-RW product revenue.

PocketZip product sales for the third quarter of 2001 totaled $2.1 million, representing a decrease of $0.9 million, or 31.9%, compared to sales of $3.0 million for the third quarter of 2000. Sales of PocketZip products represented 1.1% of total sales in the third quarter of 2001, compared to 0.9% for the third quarter of 2000. PocketZip drive units shipped increased 20.6% while PocketZip drive revenues decreased by 40% due to pricing actions compared to the third quarter of 2000. PocketZip disks units shipped decreased by 32.9% compared to the third quarter of 2000. Pricing actions accounted for $2.8 million of the lower revenue and was partially offset by $1.9 million from higher drive units shipped, resulting in the lower PocketZip revenue when compared to the third quarter of 2000.

Other product sales for the third quarter of 2001 totaled $6.0 million, representing an increase of $5.2 million, compared to sales of $0.8 million for the third quarter of 2000. The increased other sales resulted primarily from the addition of Peerless, which began shipping late in the second quarter of 2001.

Geographically, sales in the Americas totaled $132.6 million, or 72.8% of total sales, in the third quarter of 2001, compared to $227.9 million, or 71.1% of total sales, in the third quarter of 2000. This decrease was primarily due to lower Zip, Jaz and CD-RW sales. Sales in Europe totaled $38.0 million, or 20.9% of total sales, in the third quarter of 2001, compared to $66.0 million, or 20.6% of total sales, in the third quarter of 2000. This decrease was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $11.5 million, or 6.3% of total sales, in the third quarter of 2001, compared to $26.6 million, or 8.3% of total sales, in the third quarter of 2000. This decrease was primarily due to lower Zip sales.

Sales for the nine months ended September 30, 2001 of $644.4 million decreased by $324.6 million, or 33.5%, compared to sales of $969.0 million for the nine months ended September 24, 2000. This decrease was primarily a result of lower Zip drive and disk sales and lower Jaz drive and disk sales, offset in part by higher CD-RW drive sales and other new product sales. Total drive sales of $408.3 million decreased by 25.9%, while total drive units shipped decreased by 18.9% when compared to the first nine months of 2000. Total disk sales of $226.6 million decreased by 44.4%, while total disk units shipped decreased by 39.3% when compared to the first nine months of 2000. In addition to lower drive and disk shipments, the decrease in revenue was impacted by price reductions and rebates, the majority associated with Zip products, which reflected the Company’s strategy to gain increased market penetration for its Zip products.

Zip product sales for the first nine months of 2001 totaled $490.3 million, representing a decrease of $272.9 million, or 35.8%, compared to sales of $763.2 million for the first nine months of 2000. Sales of Zip products represented 76.1% of total sales for the first nine months of 2001, compared to 78.8% for the first nine months of 2000. Zip drive sales of $298.6 million for the first nine months of 2001 decreased by $127.5 million, or 29.9%, while Zip drive units shipped decreased by 23.7% from the first nine months of 2000. Shipments of Zip OEM drives accounted for approximately 51% of total Zip drive shipments in the first nine months of 2001, compared to approximately 44% in the first nine months of 2000. Zip disk revenue of $190.8 million for the nine months ended September 30, 2001 decreased by $144.3 million, or 43.1%, while Zip disk units shipped decreased by 39.1% from the first nine months of 2000. When compared to the first nine months of 2000, lower units shipped, net of favorable product mix, accounted for $196.1 million of the decrease in Zip product revenue and pricing actions accounted for $76.8 million of the decrease in Zip product revenue.

Jaz product sales for the nine months ended September 30, 2001 totaled $53.5 million, representing a decrease of $71.1 million, or 57.1%, compared to sales of $124.6 million for the nine months ended September 24, 2000. Sales of Jaz products represented 8.3% of total sales for the first nine months of 2001, compared to 12.9% for the first nine months of 2000. Jaz drive and disk units shipped decreased by 55.5% and 53.7%, respectively, when compared to the first nine months of 2000. Lower units shipped and pricing actions accounted for $70.6 million and $0.5 million, respectively, of the decrease in Jaz revenue when compared to the first nine months of 2000.

CD-RW product sales for the nine months ended September 30, 2001 totaled $80.3 million, representing an increase of $10.6 million, or 15.2%, compared to sales of $69.7 million for the nine months ended September 24, 2000. Sales of CD-RW products represented 12.5% of total sales for the first nine months of 2001 compared to 7.2% for the first nine months of 2000. CD-RW units shipped increased 53.7% compared to the first nine months of 2000. Higher units shipped accounted for $32.3 million of the increased sales and was partially offset by pricing actions of $21.7 million resulting from pricing actions taken to meet competitive pressures when compared to the first nine months of 2000.

PocketZip product sales for the nine months ended September 30, 2001 totaled $5.7 million, representing a decrease of $2.6 million, or 31.6%, compared to sales of $8.3 million for the nine months ended September 24, 2000. Sales of PocketZip products represented 0.9% of total sales for both the first nine months of 2001 and 2000. PocketZip drive units shipped increased 18.9% compared to the first nine months of 2000, while PocketZip disks units shipped decreased by 31.5%. Pricing actions accounted for $5.0 million of the lower revenue and was partially offset by $2.4 million from higher units shipped, primarily drives, resulting in the lower PocketZip revenue when compared to the first nine months of 2000.

Other product sales for the nine months ended September 30, 2001 totaled $14.6 million, representing an increase of $11.4 million, compared to sales of $3.2 million for the third quarter of 2000. The increased sales resulted primarily from the addition of new products partially offset by lower Ditto revenues. These new products included Peerless, which began shipping late in the second quarter of 2001, FotoShow, which began shipping in the fourth quarter of 2000, branded products such as Iomega MicrodriveTM miniature hard drives, Iomega CompactFlashTM and Iomega SmartMediaTM memory cards and DataSafeTM network attached storage servers which also began shipping in 2001 and software.

Geographically, sales in the Americas totaled $448.4 million, or 69.6% of total sales, in the nine months ended September 30, 2001, compared to $640.8 million, or 66.1% of total sales, in the nine months ended September 24, 2000. This decrease was primarily due to lower Zip and Jaz sales. Sales in Europe totaled $149.5 million, or 23.2% of total sales, in the nine months ended September 30, 2001, compared to $239.5 million, or 24.7% of total sales, in the nine months ended September 24, 2000. This decrease was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $46.5 million, or 7.2% of total sales, in the nine months ended September 30, 2001, compared to $88.7 million, or 9.2% of total sales, in the nine months ended September 24, 2000. This decrease was primarily due to lower Zip sales.

GROSS MARGIN

The Company’s overall gross margin was $32.3 million, or 17.7%, in the third quarter of 2001, compared to $130.8 million, or 40.8%, in the third quarter of 2000. This decrease in gross margin of $98.5 million was due primarily to lower Zip and Jaz revenue, lower CD-RW gross margins and non-restructuring charges of $25.2 million, primarily reflecting writedowns of CD-RW, HipZip, FotoShow and other inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments. Excluding the non-restructuring charges, gross margin for the third quarter of 2001 was 31.6%. The gross margin percentage decreased from 40.8% for the third quarter of 2000 resulted primarily from significantly lower CD-RW gross margins caused by intense pricing pressures and from lower Zip margins, which declined from 46% in the third quarter of 2000 to approximately 41% (excluding non-restructuring charges) in the third quarter of 2001. This decrease in gross margin was largely a reflection of lower volumes and a lower mix of disk to drive sales.

The Company’s overall gross margin was $125.3 million, or 19.4%, in the nine months ended September 30, 2001, compared to $378.7 million, or 39.1%, in the nine months ended September 24, 2000. The decrease in gross margin of $253.4 million was due primarily to lower Zip and Jaz revenue, lower CD-RW gross margins and non-restructuring charges of $70.1 million in 2001 offset in part by non-restructuring charges in 2000 of $7.4 million. Excluding the non-restructuring charges in both years, the gross margin for the first nine months of 2001 was 30.3% compared to 39.8% for the first nine months of 2000. This gross margin percentage decrease resulted primarily from lower CD-RW gross margins caused by intense pricing pressures and from lower Zip margins which declined from approximately 44% in the first nine months of 2000 to approximately 40% (excluding non-restructuring charges) in the first nine months of 2001, largely a reflection of lower volumes, pricing actions and a lower mix of disk to drive sales.

Future gross margin percentages will depend on: sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB and Zip 250MB drives and disks, as sales of Zip 250MB products have higher gross margins; sales volumes of Zip and Jaz disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; the mix between Zip and Jaz products compared to Peerless and PocketZip products, as well as the mix of lower margin branded products such as CD-RW, Microdrive, CompactFlash, DataSafe and SmartMedia; future pricing actions or promotions (including any pricing actions on Zip drives and/or disks in an attempt to stimulate demand); the impact of any future material cost reductions; the impact of any rebate that may be implemented as part of the Rinaldi settlement (See Note 7 to the condensed consolidated financial statements for more information); the ability to avoid further inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with recently introduced products such as Peerless; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); and general economic conditions.

SEGMENT PRODUCT PROFIT MARGIN (LOSS) EXCLUDING CHARGES/REVERSALS

Zip segment product profit margin for the third quarter of 2001 of $35.5 million decreased by $52.3 million, or 59.6%, compared to Zip segment product profit margin of $87.8 million for the third quarter of 2000, primarily from lower units shipped, pricing actions and a lower mix of disk to drive sales partially offset by a higher mix of 250MB products. Product profit margin as a percentage of Zip sales decreased to 24.8% for the third quarter of 2001, compared to 35.5% for the third quarter of 2000, primarily due to lower volumes and prices, fixed costs decreasing at a slower rate than revenue declined and a lower mix of disk to drive sales partially offset by a higher mix of 250MB products.

Jaz segment product profit margin for the third quarter of 2001 of $3.5 million decreased by $6.3 million, or 64.5%, compared to Jaz segment product profit margin of $9.8 million for the third quarter of 2000, primarily from lower units shipped. Product profit margin as a percentage of Jaz sales decreased to 25.6% for the third quarter of 2001, compared to 28.2% for the third quarter of 2000, primarily from fixed costs decreasing at a slower rate than revenue declined.

CD-RW segment product loss for the third quarter of 2001 of $9.6 million represented an $11.6 million reduction in profitability compared to a CD-RW segment product profit margin of $2.1 million for the third quarter of 2000, primarily due to pricing actions as a result of pricing pressures which were not offset by cost reductions.

PocketZip segment product loss of $1.7 million was reduced by $3.2 million in the third quarter of 2001, compared to a PocketZip segment product loss of $4.9 million in the third quarter of 2000, primarily due to product launch costs in the third quarter of 2000 associated with HipZip, which was introduced in the third quarter of 2000 and from lower depreciation expenses.

Other product losses of $12.5 million increased $10.5 million in the third quarter of 2001, compared to Other product losses of $1.3 million in the third quarter of 2000, primarily due to product launch costs associated with Peerless and product losses associated with FotoShow and software.

Zip segment product profit margin for the first nine months of 2001 of $127.7 million decreased by $118.4 million, or 48.1%, compared to Zip segment product profit margin of $246.1 million for the first nine months of 2000, primarily due to lower units shipped and pricing actions. Product profit margin as a percentage of Zip sales decreased to 26.0% for the first nine months of 2001, compared to 32.2% for the first nine months of 2000, primarily due to lower units shipped, pricing actions and a lower mix of disk to drive sales partially offset by a higher mix of 250MB products.

Jaz segment product profit margin for the first nine months of 2001 of $15.7 million decreased by $18.4 million, or 54.1%, compared to Jaz segment product profit margin of $34.1 million for the first nine months of 2000, primarily due to lower units shipped. Product profit margin as a percentage of Jaz sales increased to 29.3% for the first nine months of 2001, compared to 27.4% for the first nine months of 2000, primarily due to lower warranty and repair costs and lower depreciation expenses.

CD-RW segment product loss for the first nine months of 2001 of $26.5 million represented a $29.1 million reduction in profitability compared to a CD-RW segment product profit margin of $2.6 million for the first nine months of 2000, primarily due to price reductions and rebates as a result of pricing pressure and costs not decreasing at the same rate as revenue.

PocketZip segment product loss for the first nine months of 2001 of $14.8 million improved $2.2 million, compared to PocketZip segment product loss of $17.0 million for the first nine months of 2000, primarily due to product launch costs in the third quarter of 2000 associated with HipZip, which was introduced in the third quarter of 2000 and from lower depreciation expenses, partially offset by lower revenues resulting primarily from pricing actions.

Other product loss of $29.0 million increased $21.5 million for the first nine months of 2001, compared to Other product loss of $7.6 million for the first nine months of 2000, primarily due to development and launch costs associated with Peerless which began shipping late in the second quarter of 2001 and to product losses associated with software and FotoShow.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Including Bad Debt)

Selling, general and administrative expenses (including bad debt) of $60.0 million for the third quarter of 2001 decreased by $8.8 million, or 12.8%, compared to $68.8 million for the third quarter of 2000. The $8.8 million decrease in selling, general and administrative expenses resulted primarily from a $7.0 million decrease in professional fees, a $6.4 million decrease in marketing expenditures due primarily from a television advertising campaign in the prior year, a $5.0 million reduction in salaries due to headcount reductions, a $1.7 million decrease in bonus accruals and a $0.9 million decrease in general and administrative expenses due primarily to lower system upgrade costs and other cost cutting efforts. These decreases were partially offset by $5.9 million in non-restructuring charges taken during the third quarter of 2001 related to the cancellation of various sales and marketing commitments and impairment of marketing fixed assets. See the non-restructuring charges discussion above for more information.

The decreases in selling, general and administrative expenses (including bad debt) during the third quarter of 2001 were also partially offset by a $6.5 million increase in bad debt expense due to general deteriorating accounts receivable agings and collection issues with a U.S. customer. The Company recorded a specific $2.0 million bad debt provision in the third quarter of 2001 for this U.S. customer because the Company believes this customer’s financial position continues to seriously deteriorate. At September 30, 2001, the Company had $11.4 million in trade receivables in excess of 180 days past due compared to $8.3 million at July 1, 2001.

Selling, general and administrative expenses (including bad debt) increased as a percentage of sales to 33.0% (29.7% excluding non-restructuring charges) for the third quarter of 2001, from 21.5% in the corresponding quarter of 2000, as a result of lower sales in the third quarter of 2001.

Selling, general and administrative expenses (including bad debt) of $176.0 million for the first nine months of 2001 decreased by $27.3 million, or 13.5%, compared to $203.3 million for the first nine months of 2000. The $27.3 million decrease in selling, general and administrative expenses resulted primarily from a $12.3 million decrease in marketing expenditures, a $10.3 million decrease in professional fees, an $8.1 million decrease in bonus accruals, a $3.6 million decrease in system upgrade costs, a $3.5 million decrease in product management expenses, $2.9 million decrease due to cost efficiencies in the customer satisfaction function and $2.1 million related to other cost reduction efforts. These decreases were partially offset by $7.0 million in non-restructuring charges taken during the second and third quarters of 2001 related to the cancellation of various sales and marketing commitments, other agreements and impairment of marketing fixed assets. See the non-restructuring charges discussion above for more information.

The decreases in selling, general and administrative expenses (including bad debt) during the first nine months of 2001 were partially offset by an $8.7 million increase in bad debt expense due to general deteriorating accounts receivable agings and collection issues with a U.S. customer. The Company recorded a specific $2.0 million bad debt provision in the third quarter of 2001 and a $1.5 million bad debt provision in the second quarter for this U.S. customer because the Company believes this customer’s financial position is seriously deteriorating. At September 30, 2001, the Company had $11.4 million in trade receivables in excess of 180 days past due compared to $7.4 million at December 31, 2000.

Selling, general and administrative expenses (including bad debt) increased as a percentage of sales to 27.3% (26.2% excluding non-restructuring charges) for the first nine months of 2001, from 21.0% in the corresponding period of 2000, primarily as a result of lower sales during the first nine months of 2001.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses of $12.5 million for the third quarter of 2001 decreased by $3.4 million, or 21.5%, when compared to $15.9 million for the third quarter of 2000. The lower research and development expenses for the third quarter of 2001 resulted primarily from the development of FotoShow and HipZip during the third quarter of 2000 and for software development projects. Research and development expenses increased as a percentage of sales to 6.8% in the third quarter of 2001, from 5.0% in the third quarter of 2000 as a result of lower revenue.

Research and development expenses of $39.8 million for the first nine months of 2001 decreased by $2.5 million, or 6.0%, when compared to $42.3 million for the first nine months of 2000. The decrease in research and development expenses for the first nine months of 2001 was due primarily to the development of FotoShow in HipZip during the first nine months of 2000 partially offset by increased spending for the development of the new Peerless drive system during the first nine months of 2001. Research and development expenses increased as a percentage of sales to 6.2% in the first nine months of 2001, from 4.4% in the corresponding period of 2000 primarily as a result of lower revenue.

INTEREST AND OTHER INCOME AND EXPENSE

Interest income of $3.4 million in the third quarter of 2001 decreased $2.3 million from $5.7 million in the third quarter of 2000 due to lower interest rates and lower average cash and investment balances. Interest income of $13.1 million for the first nine months of 2001 decreased $1.5 million from $14.6 million for the first nine months of 2000. Lower interest rates were partially offset by higher average cash and investment balances during the first nine months of 2001.

Interest expense of $0.1 million and $0.2 million during the third quarter and first nine months of 2001, respectively, decreased from $0.9 million and $3.8 million during the third quarter and first nine months of 2000, respectively. The lower interest expense resulted from no debt balances in 2001 other than capital lease obligations of $1.6 million compared to the third quarter of 2000, when the Company had $45.5 million in convertible subordinated notes outstanding and capital lease obligations of $4.7 million. The convertible subordinated notes were paid off in October 2000.

Included in other income and expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

INCOME TAXES

For the quarter ended September 30, 2001, the Company recorded an income tax provision of $0.8 million on a pre-tax loss of $70.3 million reflecting a $28.7 million increase in the valuation allowance for net deferred tax assets. Excluding the $28.7 million increase in the valuation allowance, the effective tax benefit rate for the third quarter of 2001 was approximately 40%. This compares to an income tax benefit of $2.4 million on pre-tax income of $53.0 million reflecting a $20.9 million decrease in the valuation allowance for net deferred tax assets during the third quarter of 2000. Excluding the $20.9 million decrease in the valuation allowance, the effective tax provision rate for the third quarter of 2000 was approximately 35%.

The Company’s current deferred tax assets reflect temporary differences between the financial reporting and tax treatment of current assets and liabilities, mainly reserves for accounts receivable, inventories, accrued expenses and restructuring reserves. The non-current deferred tax assets reflect temporary differences between the financial reporting and tax treatment of non-current assets and liabilities, plus the tax benefit of tax credit carryforwards and net operating loss carryforwards. At September 30, 2001, the Company has $12.0 million of deferred tax assets related to domestic net operating loss carryforwards, which reflect the tax benefit of approximately $30.8 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020 through 2022.

During the third quarter of 2001, the Company established a valuation allowance totaling $28.7 million for a portion of its domestic deferred tax assets. This valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. In the future, as business conditions change, the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. The realizability of the deferred tax assets is evaluated quarterly. In addition, the Company continues to maintain a full valuation allowance of $15.9 million for deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36.3 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down. Therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax assets for the Company at September 30, 2001 are $29.0 million. The future minimum amount of future taxable income that would have to be generated to realize the net deferrred tax assets is approximately $74 million. Management believes that the Company’s recent restructuring efforts will reduce costs to be more in line with expected revenues, and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and, as such, realization of the net deferred tax assets is not assured.

Deferred tax liabilities for estimated U.S. federal and state taxes of $48.4 million and $55.4 million as of September 30, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $124.1 million and $142.0 million as of September 30, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations. The additional U.S. tax liability, if such amounts were remitted, would be approximately $44 million. Cash dividends of unremitted foreign earnings to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

For the nine-month period ended September 30, 2001, the Company recorded an income tax benefit of $15.1 million on a pre-tax loss of $112.3 million reflecting a $29.1 million increase in the valuation allowance for net deferred tax assets. Excluding the $29.1 million increase in the valuation allowance, the effective tax benefit rate for the nine months ended September 30, 2001 was approximately 39%. This compares to an income tax benefit of $0.7 million on pre-tax income of $147.0 million reflecting a $58.6 million decrease in the valuation allowance for net deferred tax assets for the nine-month period ended September 24, 2000. Excluding the $58.6 million decrease in the valuation allowance, the effective tax provision rate for first nine months of 2000 was approximately 39%.

Cash paid for income taxes was $1.4 million and $1.7 million for the first nine months of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash, cash equivalents and temporary investments of $336.0 million, compared to $377.9 million at December 31, 2000, a decrease of $41.9 million or 11.1%.

At September 30, 2001, $165.4 million of cash, cash equivalents and temporary investments were on deposit in the U.S. compared to $199.2 million at December 31, 2000.

At September 30, 2001, $170.6 million of cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe) compared to $178.7 million at December 31, 2000. Unremitted earnings of foreign subsidiaries amounted to $236.4 million as of September 30, 2001. Cash dividends of unremitted foreign earnings to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39% (See “Income Taxes” above for more detail).

Working capital of $311.8 million decreased by $78.4 million compared to $390.2 million at December 31, 2000. The Company’s ratio of current assets to current liabilities remained unchanged at 2.3 to 1 at September 30, 2001 compared to December 31, 2000.

During the nine months ended September 30, 2001, cash used by operating activities amounted to $13.8 million, a decrease of $226.0 million compared to cash provided from operating activities of $212.2 million for the first nine months of 2000. The lower cash provided from operating activities resulted primarily from lower operating results and from changes in current assets and current liabilities as described below.

Accounts receivable decreased in the first nine months of 2001 primarily from lower sales. Inventory decreased in the first nine months of 2001 primarily due to inventory write-downs of CD-RW, HipZip and FotoShow inventory. Accounts payable decreased primarily from lower levels of purchasing that has resulted from lower sales volumes and cost reductions.

During the nine months ended September 30, 2001, the Company repurchased 1,270,760 shares of the Company’s Common Stock for $8.3 million. For the nine months ended September 24, 2000, the Company purchased 80,000 shares for approximately $2.0 million As of September 30, 2001, spproximately $134.6 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

For the nine months ended September 30, 2001, the Company made $7.0 million in cash payments related to the second and third quarter restructuring plans. The Company estimates remaining future cash payments related to the 2001 restructuring plans to be approximately $18 million.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flow from operations and future sources of available financing, will be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for restructuring and other activities during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the Company’s ability to stop its revenue decline, worldwide economic conditions, the availability of critical components, the progress of the Company’s product development efforts, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash, and the success of the Company in managing its inventory, trade receivables and accounts payable.

OTHER MATTERS

Reverse Stock Split. On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split of the Company’s outstanding Common Stock shares. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. The par value of the Common Stock was not affected by the reverse stock split and remains at $.03 1/3 per share after the reverse stock split. Consequently, the aggregate par value of the issued Common Stock was reduced affecting the stockholder’s equity section of the balance sheet due to reclassifying the par value amount of the reversed common shares from Common Stock to Additional Paid-in Capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the financial statements for all periods presented to reflect the reverse stock split.

SEC Review. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and Form 10-Q’s for the quarters ended April 1, 2001, and July 2, 2001, in connection with a review of the Company’s periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff has also questioned aspects of the Company’s accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

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

The Company’s management believes that the Company’s accounting for each of these matters, which is described in the Company’s 2000 Annual Report on Form 10-K, is in accordance with accounting principles generally accepted in the United States and applicable accounting literature. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition, the subsequent evaluation of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company’s current financial condition or future results of operations.

Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The adoption of SFAS 141 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill is not amortized but rather is tested for impairment annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning on January 1, 2002. Upon adoption, the Company will no longer record amortization on goodwill of approximately $3 million per year. The Company has not yet made a determination of how much, if any, of the Company’s existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company’s adoption of SFAS No. 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that SFAS 143 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company plans on adopting SFAS 144 beginning on January 1, 2002. The Company believes that SFAS 144 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement on January 1, 2002. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement could result in adjustments to net sales and selling, general and administrative expenses. The extent of these reclassifications, if any, have not yet been determined by the Company. The adoption of EITF 00-25 will have no impact on operating income, net income or earnings per share.

Corporate Headquarters Change. The Company has relocated its Corporate Headquarters from Roy, Utah, to San Diego, California. The move to San Diego is in process and is expected to be completed during the next six months. Approximately 100 employees, 12 of whom will be relocated from Utah, will be based in the San Diego area. Among the functions to be located to San Diego are corporate marketing, product marketing, Internet marketing, strategic product sourcing, software applications and customer advocacy, as well as certain executive staff members and personnel in human resources, legal, finance and information technology. Iomega will continue to have engineering, research and development, and various operations offices in Roy, Utah.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company’s future operating results will depend in large part on the success of its product solutions for personal computers and other devices. Although the Company believes there is a market demand for personal storage devices, there is no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Company’s products achieve and maintain a significant market presence will depend upon a number of factors, including: the price, performance, quality and other characteristics of the Company’s products and of competing and substitute solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computers and other products containing the Company’s drives; the ability of the Company to create consumer demand for its products; the success of the Company’s efforts to maintain customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and worldwide economic conditions, including overall market demand for personal computers and other products with which the Company’s products can be used.

The Company’s business strategy is substantially dependent on maximizing sales of its proprietary Zip, Jaz and Peerless disks, which generate significantly higher margins than the related drives. If this strategy is not successful, either because the Company does not establish a sufficiently large installed base of product drives, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company’s drive products without infringing the Company’s proprietary rights or for any other reason, the Company’s sales would be adversely affected and its results of operations would be disproportionately adversely affected.

Sales of Zip products have accounted for a significant majority of the Company’s revenue since 1996. However, these sales may not be indicative of the long-term demand for Zip products and, in the third quarter of 2001, Zip revenue decreased approximately 42% from third quarter of 2000. The level of future sales of Zip drives to end user customers will depend in great part on the Company’s ability to effectively position the Zip product line features versus CD-RW drives, increase the capacity of its Zip products, and to further reduce costs to compete against other substitute technologies. The level of future shipments of Zip drives to OEM customers will depend in great part on the Company’s ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive. During the second quarter of 2001, on its Zip product line (excluding FotoShow), the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments; and write-downs of related manufacturing equipment amounting to $1.8 million. During the third quarter of 2001, on its Zip product line, the Company recorded contract cancellation costs of $4.8 million and write-downs of related manufacturing equipment amounting to $2.7 million. There is no assurance that the Company will not be required to take additional charges associated with the Zip platform in the future. The Company’s future operating results are dependent upon its ability to stabilize the Zip products business and to stop the Zip revenue decline. There is no assurance that the Company will be successful in achieving this business objective.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of replacement products entering the market and changing customer requirements. The process of managing Jaz and maximizing its profitability is different than managing a growing product platform and involves maintaining the size of the product’s infrastructure and monitoring vendor commitments and inventory levels to minimize inventory write-offs and cancellation costs. There is no assurance that the Company will be successful in managing the Jaz product platform and in maximizing its profitability in the future.

The Company’s business strategy for CD-RW is different from its strategy for its Zip and Jaz products because most of the drives are purchased from suppliers and marketed under the Iomega name without any significant manufacturing activity by the Company. The CD-RW drive does not use proprietary media and has lower overall margins. Given the low margins and frequency of new product introductions, the Company must closely monitor its inventory levels, product transitions, sales channels, advertising and other marketing expenses in order to sell the product profitably. There is no assurance that the Company can achieve these objectives. The CD-RW drive market is very competitive and includes several established participants. Since the Company’s introduction of its CD-RW products in 1999, the Company has reported product losses on CD-RW each year. In the second quarter of 2001, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million. In the third quarter of 2001 the Company recorded additional inventory reserves of $7.2 million and loss accruals of $0.3 million for contract cancellation costs. There is no assurance that the Company will not be required to take additional charges associated with the CD-RW platform in the future. The Company is currently developing a new business strategy around its CD-RW products including the selection of a new supplier, significantly reduced overhead associated with this segment, improved inventory management processes and revised channel marketing programs. There is no assurance that this strategy or the CD-RW products will be successful or achieve profitability.

Since the introduction of the PocketZip segment in 1998, the Company has incurred product losses including non-restructuring charges totaling $21.5 million, $7.4 million and $55.6 million in 2001, 2000 and 1999, respectively, related to the net realizable value of inventory, equipment and supplier purchase commitments associated with the PocketZip segment. There is no assurance that there will not be additional charges. Market acceptance of PocketZip products as a storage solution for digital audio players, digital cameras and other electronic devices is dependent upon obtaining a significant market presence and developing OEM relationships with manufacturers, who produce digital devices incorporating built-in PocketZip drives. This product line has not been profitable and, in light of the competitive marketplace for this product and the lower margins, the Company does not expect to be able to sell this product line profitably. As of September 30, 2001, the net assets related to the PocketZip platform was less than $0.5 million.

The Company has entered into various arrangements under which the Company purchases products from other businesses and markets those products under the Iomega name. In addition to CD-RW, examples of this strategy include Microdrive, CompactFlash, SmartMedia and DataSafe products all announced since the beginning of the fourth quarter of 2000. Since these products are manufactured by other parties, the Company does not have control of the manufacturing process and has to closely monitor its sales channels to control inventory levels. During the second quarter of 2001, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures relating to these products. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million. During the third quarter of 2001, the Company recorded additional inventory reserves of $1.3 million, primarily related to Microdrive. There is no assurance that the Company will not be required to take additional charges associated with these products in the future. The Company also has to closely monitor its advertising and other marketing expenses in the Company’s efforts to differentiate these products from those of the manufacturer. In light of the competitive marketplace for this product and the lower margins, the Company does not expect to be able to sell the Microdrive, CompactFlash and SmartMedia product lines profitably. As of September 30, 2001, the net inventory value remaining in these products was less than $0.1 million. The Company is currently developing a new business strategy around its DataSafe products. There is no assurance that this strategy or the DataSafe products will be successful or achieve profitability.

With the introduction of several new products such as HipZip (part of the PocketZip segment), FotoShow (part of Other) and various software products, the Company attempted to expand into new markets and channels such as digital audio players, digital photo storage/display and packaged software in which the Company did not have significant prior experience. During the second quarter of 2001, in connection with HipZip, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million. During the third quarter of 2001, also in connection with HipZip, the Company recorded additional inventory reserves of $1.9 million. In the second quarter of 2001, in connection with FotoShow, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million. In the third quarter of 2001, also in connection with FotoShow, the Company recorded additional inventory reserves of $1.8 million. There is no assurance that the Company will not be required to take additional charges associated with these products or other recently introduced products in the future. The HipZip and FotoShow products have not been profitable and, in light of the competitive marketplace for these products and the lower margins, the Company does not expect that it will be able sell this product line profitably. As of September 30, 2001, the net inventory value remaining in these products was less than $0.5 million.

During the second quarter of 2001, the Company began selling the new Peerless drive system. In addition to the other risks described herein which relate to all of the Company’s products, additional risks relating to Peerless include the Company’s dependency upon a third party for some of the key technology used in the product and the fact that a number of the potential market applications for Peerless are new. In addition to stabilization of the Zip business, as discussed above, the Company believes that future operating results are further dependent upon the success of Peerless and other new high capacity storage product offerings. The Company expects this sector to continue to be highly price competitive, and the Company’s success will depend on its ability to meet aggressive product price and performance targets. There is no assurance that the Company will meet its targets or that Peerless or other new products will achieve significant market presence or otherwise be successful. In the third quarter of 2001, the Company recorded inventory reserves of $2.4 million on 10GB Peerless cartridge components. There is no assurance that the Company will not be required to take additional reserves in the future.

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

The Company’s future operating results are subject to risks associated with general economic conditions and consumer confidence. A decrease in consumer spending could have a direct impact on the Company’s revenue. Any disruption in general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company’s results. For example, the Company experienced a slowdown in sales following the tragic events of September 11, 2001.

The Company believes that economic conditions in the personal computer industry have deteriorated and this downturn has affected the computer resellers, distributors and retailers who sell the Company’s products. Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. For example, during the third quarter of 2001, the Company saw a deterioration in its accounts receivable agings contributing to the decision to increase its allowance for doubtful accounts. There is no assurance that the Company won’t be required to further increase its allowance for doubtful accounts in the future.

Management of the Company’s inventory levels is very complex. The Company’s customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company’s ability to meet demand; the Company’s and competitors’ inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company’s products compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory write-downs, which in turn could adversely affect the Company’s results of operations. For example, during the second quarter of 2001, the Company recorded inventory reserves of $16.8 million, loss accruals for related supplier purchase commitments of $18.3 million and accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. During the third quarter of 2001, the Company recorded additional inventory reserves of $15.1 million and contract cancellation costs of $9.1 million.

The Company’s business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers represent a business risk that the loss of one or more accounts could adversely affect the Company’s financial condition or operating results. The Company’s customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. Large OEM customers may decide to standardize on CD-RW drives as opposed to offering built-in Zip drives. If changes in purchase volume or customer relationships resulted in decreased OEM demand for the Company’s drives, whether by loss of or delays in orders, the Company’s financial condition or operating results could be adversely affected.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to sell its products at lower prices. The Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company’s products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; reducing overhead and burden rates, consolidating worldwide manufacturing operations into the Company’s Penang, Malaysia manufacturing facility and decreasing defect rates. The need to further reduce costs is particularly important for the Company’s OEM business, as OEM customers are highly price sensitive. If the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties, the Company’s ability to reduce manufacturing costs may be adversely affected.

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

The Company has experienced problems and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has in the past recalled certain products and experienced manufacturing interruptions due to quality problems. Further, during the month of September 2001, various shipments of the Company’s products to customers and receipt of products from suppliers were temporarily delayed following September 11, 2001. The Company is in the process of closing its North Carolina product distribution center and outsourcing this function. Any product availability, delays, disruption, shipping, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company’s sales and net income, result in damage to the Company’s reputation in the marketplace and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company’s products could provide an opportunity for competing products to increase their market share.

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

The purchase orders under which the Company buys many of its components generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand. Any misestimate of demand can result in either insufficient or excess capacity and/or purchase commitments. During the second quarter of 2001, the Company recorded charges of $18.3 million for supplier purchase commitments. During the third quarter of 2001, the Company recorded charges of $15.1 million for inventory reserves and $9.1 million for the termination of various contractual agreements. There is no assurance that the Company will not be required to take future charges attributable to forecasting inaccuracies.

The Company recorded restructuring and other charges during the second and third quarters of 2001 of $47.1 million and $64.4 million, respectively, in connection with the following restructuring and other actions: adjust the Company’s operating structure in accordance with revenue expectations, reducing the Company’s break-even point and improve operating cash flow; reducing the Company’s global workforce in all functional areas during the second half of 2001 by 1,234 persons or approximately 37%; streamlining the Company’s supply chain and logistics strategy, including the closure of the Company’s distribution facility in North Carolina; consolidating labor-intensive tasks into Malaysia; consolidating the Company’s operations and facilities, including the relocation of Corporate Headquarters to San Diego, California; and revising the Company’s product strategy. There is no assurance that additional restructuring and other actions will not be necessary in the fourth quarter of 2001 or subsequent quarters. There is no assurance that the Company will be successful in undertaking these cost reduction actions, or be able to do so without incurring significant legal or other costs. Management expects that these restructuring and other actions will reduce future operational and manufacturing expenses. Management further expects the need to implement additional operational cost reductions. However, there is no assurance that the Company will be successful in its efforts to reduce expenses in future periods. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. There may be high employee turnover in relocating the Company’s headquarters to San Diego, California. The Company may experience short-term disruptions of Information Technology systems and other business operations. The Company may incur legal liability and claims associated with the restructuring and mass layoff. In consolidating facilities, including outsourcing of functions previously performed at the Company’s North Carolina distribution center, the Company may experience disruptions in product shipments. Any disruption could adversely affect the Company’s financial results.

The Company’s success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer replacing Bruce R. Albertson who resigned as President and Chief Executive Officer in May 2001. With this change in the Chief Executive Officer, the Company has had several other changes in its senior management team including the hiring of a new Chief Financial Officer, General Counsel, Executive Vice President, Research, Development and Operations, and several other executive officers. The Company’s success will depend in part on its ability to attract and retain highly skilled personnel and on the success of the Company’s senior management team in learning to work effectively as a team.

During the 1999 third quarter, the Company announced plans to cease manufacturing operations in Avranches, France and ceased operations shortly thereafter. There is no assurance that the Company’s cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges recorded in 1999. The legal requirements in France relating to workforce reductions are very strict and the social plan approved for the workforce can take up to two years to fully administrate. The Company is currently undergoing a tax audit in France. The audit covers payroll and benefits, corporate income taxes and VAT (value added tax). It is too early to assess the outcome of this audit. There is no assurance that the Company will not incur claims or assessments from this audit that have not been accrued.

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

At September 30, 2001, the Company had net deferred tax assets of $29.0 million. During the third quarter of 2001, the Company partially reserved its domestic deferred tax assets and maintained a valuation allowance for certain foreign net operating loss carryforwards for which the associated operations have been shut down. These valuation allowances were recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The minimum amount of future taxable income that would have to be generated to realize the net unreserved deferred tax assets is approximately $74 million. As such, as business conditions change, there is the risk that the Company may not be able to realize its remaining unreserved net deferred tax assets and may have to increase the valuation allowance for these assets in the future.

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company’s Common Stock above $20.00 (the market price at July 1, 2000, which was the effective date of Interpretation 44, adjusted for the one-for-five reverse stock split on September 28, 2001). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company’s financial statements will depend on quarterly fluctuations in the Company’s Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

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

IOMEGA CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks. The Company did not have any significant debt outstanding at September 30, 2001. Should the Company need to borrow funds in the future, it would be subject to interest rate risks. The Company is also subject to interest rate risks on its current cash balances.

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

The fair value of the Corporation’s forward contracts is subject to change as a result of potential changes in market rates and prices. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the forward contracts and underlying exposures described above. As of September 30, 2001, the analysis indicated that such market movements would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposure and hedges.

IOMEGA CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 7 of the Notes to Condensed Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the third quarter of 2001 that were not registered under the Securities Act of 1933.

On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split of the Company’s outstanding Common Stock shares. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. The par value of the Common Stock was not affected by the reverse stock split and remains at $.03 1/3 per share after the reverse stock split. Consequently, the aggregate par value of the issued Common Stock was reduced affecting the stockholder’s equity section of the balance sheet due to reclassifying the par value amount of the reversed common shares from Common Stock to Additional Paid-in Capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the financial statements for all periods presented to reflect the reverse stock split.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On September 28, 2001, a Special Meeting of Stockholders of Iomega Corporation was held, at which time the Company’s stockholders approved an amendment to Iomega’s Certificate of Incorporation effecting a one-for-five reverse split of Iomega’s Common Stock.

The following table indicates the votes received for the proposal.

                                                                                    Against/
                              Proposal                               For            Withheld          Abstain

     1.     Approval of amendment to Iomega's
                Certificate of Incorporation effecting
                A one-for-five reverse split of Iomega's
                Common Stock.                                    214,041,006        26,696,080        1,123,933

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 11/13/01 Dated: 11/13/01	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

3(i).1	Restated Certificate of Incorporation of the Company, as amended.

10.26	Separation agreement and General Release, dated July 16, 2001, between the Company and Herbert K. Scales.