Form 10-K
period 2001-12-31
IOMEGA CORP
filed 2002-03-25
CIK 352789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

1-12333
(Commission file number)

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	86-0385884 (IRS employer identification number)
4435 Eastgate Mall, 3rd Floor, San Diego, CA 92121 (Address of principal executive offices)
(858) 795-7000 (Registrant's telephone number)
1821 West Iomega Way, Roy, UT 84067 (Former Address, changed since last 10-K)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.03 1/3 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

    The aggregate market value of Common Stock held by non-affiliates of the registrant at March 1, 2002, was $461,034,225 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange. The number of shares of the registrant's Common Stock outstanding at March 1, 2002, was 51,226,025.

    Documents incorporated by reference:

  •
  Specifically identified portions of the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders into Part III of Form 10-K.

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to: the Company's goals to achieve revenue growth and to continue to reduce operational expenses; expected savings from prior restructuring and non restructuring activities; plans to introduce new and enhanced products, including follow-on hard disk drive products to the Peerless drive system; plans to implement revised product strategies on CD-RW products and NAS products; plans to pursue "Back Office" business opportunities; plans to stabilize and improve the Company's core Zip business; expected increases in sales from newly released products; strategic importance and planned enhancements to the Company's QuikSync software product; plans to offer PocketZip and Jaz disks during 2002; the expectation to continue to lower product costs; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances; the impact on gross margins resulting from the sales volumes of disks, sales mix between disks and drives, the mix between OEM sales and sales through other channels and the sales mix between the Company's products; the impact of new accounting pronouncements; realization of net deferred tax assets; the belief that future net income will enable the Company to fully realize its net deferred tax assets; expected sales levels due to seasonal demand; anticipated hedging strategies; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; and the possible effects if an adverse outcome in legal proceedings described in Note 6 to the Consolidated Financial Statements were to occur. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Critical Accounting Policies," "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company's estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Copyright © 2002 Iomega Corporation. All rights reserved. Iomega, the stylized "i" logo, Zip, Jaz, PocketZip, HipZip, HotBurn, FotoShow, QuikSync, LifeWorks, DataSafe, Active Disk, Predator and Peerless are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

PART I

ITEM 1. BUSINESS:

Iomega designs, manufactures and markets innovative data management solutions, based on removable-media technology, for home and office computers. The Company's principal data management solutions include magnetic drives and disks marketed under the trademark Zip®, a high performance, portable, external drive device incorporating hard disk technology marketed under the Peerless™ trademark and optical drives marketed under the Iomega® CD-RW and Predator™ trademarks. The Company also markets Iomega® Network Attached Storage ("NAS") servers that organize, share and protect critical business data. The Company's products can be purchased as aftermarket products for personal computers or as built-in features of personal computers and other OEM products.

Iomega Corporation was incorporated in Delaware in 1980. During 2001, the Company relocated its Corporate Headquarters from Roy, Utah to San Diego, California. The Company's executive offices are now located at 4435 Eastgate Mall, San Diego, CA, 92121 and its telephone number is (858) 795-7000. The terms "Iomega" and the "Company" refer to Iomega Corporation and its wholly owned subsidiaries, unless the context otherwise requires.

Iomega Data Management Solutions

The Company believes that its products address key information management and storage needs. Iomega's removable media products are affordable and easy to use, offering expandable storage capacity and portability for capturing, sharing, protecting and securing digital valuables.

Zip, CD-RW and Peerless drives install easily and add a versatile source of additional storage capacity. The Company's Zip drives use reliable, high-capacity removable magnetic disks to protect and secure digital valuables on desktop and laptop computers used in home and office settings. The Company's CD-RW products allow users to capture and share digital valuables using industry-standard CD formats such as CD-Recordable ("CD-R") discs, which can be recorded once and CD-ReWritable ("CD-RW") discs, which can be recorded many times. The Peerless disk, which incorporates hard drive technology in 10GB and 20GB capacities, offers high capacity in a compact, portable form factor.

The Company believes that its data management products provide a combination of price, performance, software and other features that make them attractive data management solutions for their target markets. Zip drives offer users a reliable disk medium with the data access times, transfer rates and storage capacity needed for today's larger files, along with the benefits of removable media, at an attractive price for mass-market customers. CD-RW drives allow users to create, distribute and archive customized data/audio CDs on an industry standard CD format. The Peerless drive system can support a broad range of applications from editing digital video sequences to running consumer software applications to backing up large hard drive partitions.

Company Products

Zip Products

Since their introduction in March 1995, more than 46 million Zip drives and 280 million Zip disks have been shipped. Designed as an affordable portable storage product for personal computer users, Zip drives address multiple needs: data storage, archiving, portable applications (with Active Disk™ technology, which automatically configures and launches applications contained on a Zip disk whenever the disk is inserted into a Zip drive), data transportability, file distribution (including multimedia presentations), data security and backup. The Zip 100MB and 250MB drives provide personal computer users (both PC and Mac®) with the performance and capacity needed for today's larger files and the current models are compatible with leading operating systems for personal computers and workstations, including Microsoft® Windows® XP, 2000, Me, 98, 95, NT 4.0, Apple® Macintosh® OS-X, OS 8.1-9.x, and Linux Kernel 2.2.14.

Software included with the Zip drives helps users organize, copy, move and back up their data and offers software read/write protection.

External Zip 100MB Drive.    Zip 100MB external drives are available in two interface models: parallel port and USB. The parallel port and USB versions feature a maximum transfer rate of 0.6MB per second and 1.0 to 1.2MBs per second, respectively.

Internal Zip 100MB Drive.    The 3.5-inch form factor Zip 100MB drive is available with an ATAPI interface for original equipment manufacturers ("OEMs"), system integrators and retail channels. The ATAPI version features a maximum transfer rate of 1.2MBs per second.

Zip 250MB Drive.    The Zip 250MB drive was designed to meet demand for higher storage capacity fueled by the prevalence of graphics in many applications, the emergence of audio and video files and the proliferation of Internet downloads. In addition to two and one-half times the capacity of the original Zip 100MB drive, the Zip 250MB drive offers increased speed when used with 250MB disks. It also reads and writes to Zip 100MB disks allowing sharing of files with users of Zip 100MB drives.

External Zip 250MB Drive.    Zip 250MB external drives are available in four interface models: parallel port, SCSI, USB 1.1 and IEEE 1394 ("FireWire®"). FireWire® support is available through an adapter bundled with Zip 250MB USB drives outfitted with an external ATAPI connector. The Zip 250MB USB powered drive uses a single USB cable for both data and power; the USB drive bundled with a FireWire® adapter gives customers a host-powered solution with up to twice the performance of USB 1.1 at an affordable price.

Internal Zip 250MB Drive.    The 3.5-inch form factor Zip 250MB drive is available with an ATAPI interface for OEMs, system integrators and retail channels. The ATAPI version features a maximum sustained transfer rate of 2.3MBs per second.

Notebook Zip 250MB Drive.    The Zip 250MB helps the mobile user to save, store, transport and share critical information safely. It is 12.7mm high and comes as a bare drive configuration or can be customized with a bay tray for the OEM. As of December 31, 2001, Compaq, Dell, IBM and Toshiba were selling the Notebook Zip 250MB drive as an optional product feature for their notebook computers.

Zip Disks.    The original Zip 100MB disks provide personal computer users (both IBM® PC and Mac®) with 70 times the capacity and up to 30 times faster performance than, traditional floppy disks, while the Zip 250MB disks provide 174 times the capacity and 50 times faster performance than traditional floppy disks. Zip disks also facilitate the rapid archive and back up of data, with a 250MB disk having the equivalent write speed of a 16X CD-RW drive.

CD-RW Products

Iomega CD-RW drives are mass-market products that address the growing and varied removable storage demands of customers. CD-RW drives are used for creating customized music CDs, archiving and distributing information. The Company began shipping its first CD-RW drive in August 1999. In 2001, the Company sold both internal and external CD-RW drives. In the first quarter of 2002, the Company is completing the transition of its CD-RW business to focus on the sale of external drives. The three speeds of a CD-RW drive, such as 16x10x40, represent the Record (record once on CD-R media), Write (rewritable speed using CD-RW media) and Read (CD-ROM) speeds, respectively. CD-RW drives use an optical phase change technology and are a dual-function drive, offering both CD-R and CD-RW recording, giving the user a choice of which recordable media to use. During 2001, the Company purchased internal CD-RW drives from optical drive manufacturers and configured them into external drives or internal drive kits under the Iomega CD-RW brand name with added software and interfaces. During the first quarter of 2002, the Company will completely outsource the manufacturing and configuration of CD-RW drives.

CD-RW Drives.    During 2001, the Company shipped internal drives with the following speeds, 8x4x32, 12x10x32, 16x10x40 and 24x10x40. The external drive offerings were 4x4x6 USB 1.1, Predator 4x4x6 USB 1.1, Predator 8x4x32 Firewire, and 16x10x40 USB 2.0.

16x10x40 External USB 2.0 Drive.    This drive began shipping in October 2001. It represents Iomega's first USB 2.0 product offering. This product is compatible with both USB 1.1 and USB 2.0 interfaces. The USB 1.1 interface limits the performance of the drive to 4x4x6; the USB 2.0 interface supports the full 16x10x40 performance potential of the drive. It is also the first Iomega product utilizing Iomega HotBurn® CD writer software. This software is specifically designed to simplify the process of creating CDs. This drive also incorporates a buffer under-run protection function allowing the user to utilize the computer for other tasks while burning CDs without creating bad discs due to data interruption. The 16x10x40 USB 2.0 drive is compatible with PC and Macintosh® platforms.

Predator 24x10x40 External USB 2.0 Drive.    This product, introduced in January 2002, is the next generation in the Predator product line of CD-RW designs. It incorporates all of the features of the original Predator product such as small size, light-weight and top disc loading. It also includes new features such as buffer under-run protection and faster drive speeds, as well as Iomega HotBurn CD writer software.

Peerless Products

Peerless Drive.    The Peerless drive system, which began shipping during the second quarter of 2001 in 10GB and 20GB configurations, represents a new generation of high performance data management devices designed to deliver versatility and reliability. Peerless drives use industry-standard interfaces for simple integration into new devices. A broad range of applications, from editing digital video sequences to running consumer software applications to backing up large hard drive partitions, is possible with the Peerless drive system. Although encouraged by this product, the current implementation of the Peerless drive faces significant cost challenges in light of continued price reductions in the portable hard disk drive ("HDD") market segment in which the product competes. As a result, in 2002 the Company expects to launch newly designed portable HDD devices with the goal of achieving improved competitiveness in this market segment.

Peerless Disks.    The Peerless disk, which incorporates hard drive technology in 10GB and 20GB capacities, is roughly the size and shape of a personal digital assistant ("PDA"). The Peerless disks slip into a base station only slightly larger than the disk itself—a slim, vertical enclosure about four inches across and five inches tall. The hard disk components used in the Peerless disks are obtained exclusively from IBM.

Jaz Products

Subsequent to the end of 2001, the Company announced that it was discontinuing its Jaz drive products. However, Jaz disks will be available in 2002 to support the installed base of Jaz drives.

Jaz products addressed the high-performance needs of computer users in several areas including graphics and desktop publishing, software development, CAD/CAM, web authoring, audio and video development, corporate backup and personal use. The drives operated with leading operating systems for personal computers and workstations, including Microsoft® Windows® 2000, Me, 98, 95, NT4.0, XP, Apple® Macintosh® OS 8.6-9.x, OS-X and Linux Kernel 2.2.14. The Jaz 2GB drive was available in both external and internal SCSI versions. The removable Jaz 2GB drive utilized an ultra-SCSI interface. Adapters were available for USB 1.1, FireWire®, parallel port, and PC Card ("PCMCIA") connections.

PocketZip™ Products

Subsequent to the end of 2001, the Company discontinued its PocketZip drive and HipZip™ digital audio player products. However, PocketZip disks will be available in 2002 to support the installed base of PocketZip drives and HipZip digital audio players.

PocketZip Drives.    PocketZip drives were a miniaturized removable-media storage solution designed for use in a variety of handheld consumer electronics devices and notebook computers. During 2001, the Company offered the PocketZip PC Card drive, which fit into most industry standard Type II PC Card slots found on many laptops or notebook computers.

PocketZip Disks.    PocketZip 40MB disks are flexible magnetic disks in a 2" by 2" metal jacket. Each PocketZip disk holds 25 times more than a standard floppy disk, making them ideal for storing information, photos, audio files, presentations, e-mails and more. A 40MB PocketZip disk will hold approximately 60 to 80 JPEG images ("one megapixel") depending on camera settings, or about 80 minutes of digital music using the WMA format (64kbps).

HipZip Digital Audio Player.    Introduced during the third quarter of 2000, the HipZip digital audio player played music stored on Iomega's PocketZip 40MB disks.

Other Products

Iomega® Network Attached Storage.    An Iomega Network Attached Storage ("NAS") server offers an integrated and cost-effective solution to organize, share and protect business critical data. During 2001, the Company offered NAS products under the DataSafe™ brand. Beginning in the second quarter of 2002, the Company will begin shipping products under the Iomega brand name. Users may install 160GB or 320GB servers by connecting one or more of the dual auto-sensing Ethernet ports (for load balancing) and then configuring the Microsoft® Windows®-powered system via a remote web browser. The servers support Windows®, UNIX/Linux, NetWare® and Macintosh® environments.

QuikSync™ Software.    QuikSync software is designed to automatically keep important files safe and accessible. All users have to do is select the folders on their hard drives or network drives that they want QuikSync software to monitor. Every time users save a file to one of these folders, the software automatically copies the file to any storage device selected by the user. Additionally, by setting QuikSync software to store multiple file revisions, users gain the ability to recover earlier versions of their important files even if the current version has been changed or damaged. QuikSync is bundled with many of the Company's various products and can be downloaded from the Iomega Web site.

HotBurn CD Writer Software.    This software is specifically designed to simplify the process of creating CDs. This software is included with drives sold by the Company and has also been licensed to Valusoft, Inc., who is reselling the software under the Burn & Go Gold label.

FotoShow™ Digital Image Center.    Iomega's FotoShow digital image center, with built-in PictureIQ™ software, made it easy to organize, edit and share digital photos with family and friends without the need for a PC. When connected to a computer, it operated as a normal Zip 250MB drive allowing people to easily transfer photos for later viewing on a television. Subsequent to the end of 2001, the Company discontinued its FotoShow digital image center product.

Microdrive™, CompactFlash™ and SmartMedia™.    Beginning in January 2001, Iomega became the first company to brand IBM's 340MB Microdrive. Iomega bundled the drive with a Type II+ PC card adapter and QuikSync 2 software to provide customers with a new solution for removable storage in laptop computers, consumer handheld devices and digital cameras. Beginning in March 2001, Iomega began offering CompactFlash and SmartMedia flash memory cards. Subsequent to the end of 2001, the Company discontinued its Microdrive, CompactFlash and SmartMedia products.

Marketing

The Company's worldwide marketing efforts focus on the overall positioning and messaging of the Company's products and software solutions to enhance the value of Iomega's brands.

The Company's worldwide marketing objective is to build awareness and generate demand for the Company's products and solutions. Brand and product-specific messages are delivered to a variety of target segments including computer users, enterprise Information Technology ("IT") managers and OEMs via a broad assortment of communication vehicles including advertising, public relations, tradeshows and events, direct mail and the Iomega.com Web site. These awareness-generating activities are enhanced with demand stimulus programs and promotions (direct mail or e-mail blasts to target market segments) for distribution, reseller and retail channel partners.

The Company actively markets the sale of internal Zip drives to personal computer manufacturers. The Company's OEM partners are actively supported by specific OEM marketing programs (see the OEMs, Licensee and Private Label section below for information about our OEM partners).

In addition, the Company actively focuses on marketing to and developing the enterprise customer segment. The Company's enterprise marketing group works closely with the enterprise sales group to develop programs focused on enterprises of all sizes including small and medium businesses, Fortune 1000 businesses, the top 200 educational institutions and major federal and state government agencies. Activities during 2001 included participation in more than 200 industry events targeted at IT management, direct marketing programs and telemarketing. To enhance the Company's ability to serve this important market segment, the Company has engaged the services of a nationwide Value Added Reseller ("VAR") representative firm to help the Company recruit and engage new VARs and resellers.

During 2001, the Company has refocused its marketing and product development initiatives around three core platforms: Front Office Protect and Secure, Front Office Capture and Share, and Back Office Protect and Secure.

"Front Office Protect and Secure" includes the Company's core product platform in removable digital storage solutions—Zip drives and disks, Peerless drives and disks and follow-on portable HDD devices. Product development initiatives for this category are focused on creating higher capacity models to address the expanding amount of digital content being generated today. Marketing initiatives for this category are designed to promote usage and generate incremental disk consumption. Opportunities for promoting Zip drive and disk usage lie in leveraging the read/write capabilities and security and durability of Zip product solutions coupled with applications designed specifically for digital music, digital photography, file protection, organization and back-up. For higher capacity requirements, the Company plans to promote Peerless drives and follow-on high capacity, portable, hard disk technology-based solutions.

In support of this Front Office Protect and Secure initiative, the Company has organized a Software and Media Usage Group focused on creating software, as well as partnering with industry-leading software companies, to provide customers with enhanced solutions for protecting and securing digital valuables. The Company's QuikSync application, which enables transparent, hassle-free, automatic file back ups will be an integral part of every Zip drive. This digital storage application will play an increasingly important role to the Company's "Protect and Secure" platforms in 2002 and beyond as enhancements are incorporated to improve QuikSync functionality.

The Company's Active Disk technology, which enables full applications to be launched and run completely from a Zip disk, will also be a key component of Zip drives. The Company will be expanding the Active Disk technology in 2002 to include an extensive shareware Web site for customers to easily download hundreds of free software applications that can be run entirely from a Zip disk.

"Front Office Capture and Share" is represented by the Company's optical (CD-RW) product offerings. The Company's proprietary HotBurn software creates a point of differentiation in a crowded market segment and provides users ease of use. Key product initiatives are centered around delivering enhancements in speed, ease of use and industrial design.

The Company believes that the "Back Office Protect and Secure" category represents a growth opportunity for the Company. This platform extends the Company brand equity into digital storage and network back-up. The Company's next generation of NAS servers and other network attached storage appliances are being developed to meet the growing storage needs of IT managers and small/medium enterprises.

Sales

The Company sells its products primarily through computer product and consumer electronic distributors, retailers and OEMs. The Company's Zip products are targeted primarily to the retail consumer and enterprise markets and personal computer OEMs. The Company's CD-RW products are targeted primarily to the retail consumer and enterprise markets. The Company's Peerless drive system is targeted primarily to the enterprise and retail consumer markets. The Company's Jaz products were targeted primarily to resellers, distributors and retailers throughout the world. The Company's NAS products are targeted primarily to the enterprise market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and Note 15 to the Notes to Consolidated Financial Statements for financial information about the Company's business segments.

During the years ended December 31, 2001, 2000 and 1999, sales to Ingram Micro, Inc., a distributor, accounted for 16%, 16% and 15%, respectively, of total sales. No other single customer accounted for more than 10% of the Company's sales in 2001, 2000 or 1999.

Substantial portions of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. At December 31, 2001, the customers with the ten highest outstanding trade receivable balances totaled $112.3 million, or 77%, of gross trade receivables, with one customer accounting for $20.6 million, or 14%, of gross trade receivables. If any one or a group of these customers' receivable balances should be deemed uncollectable, it may have a material adverse effect on the Company's results of operations and financial condition.

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers.

Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. Accordingly, sales and growth rates for any prior quarter are not necessarily indicative of sales or growth rates to be expected in any future quarter.

Retail Distribution

Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. In Europe, Asia and Latin America, the Company sells its products in the retail channel indirectly through distributors. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States. Retailers that the Company sells directly to as of December 31, 2001 in the United States included Best Buy, Circuit City, Costco Warehouse, Datavision, Fred Meyer, Fry's Electronics, J&R Music World, MicroCenter, OfficeDepot, Office Max, PC Warehouse, Quill Corporation, Radio Shack, Sam's Club, Sears, Staples, Viking Office Products and WalMart.

Distributors

Distributors as of December 31, 2001 included D&H Distributors, Inc., Ingram Micro, Inc., Tech Data, SP Richards and Synnex in the U.S.; Actebis, Computer 2000, CMS Peripherals, Data Media S.A., Tech Data S.A. and Ingram Micro Europe in Europe; Ingram Micro, Marubeni Infotech and Tech Pacific in Asia; and Azerty de Mexico, Darck Technologies, Exel del Norte and Intcomex in Latin America.

Catalog partners as of December 31, 2001 included CDW Computer Centers, Micro Warehouse, Multiple Zones International and PC Connection.

IomegaDirect®

The Company offers its products, including various promotional items, through its Iomega.com Web site.

International

The Company sells its products outside North America primarily through international distributors. The Company has several sales offices in Europe, Asia and Latin America. Beginning in January 2002, the majority of sales to European customers will be denominated in Euro. All sales to Latin American customers are denominated in U.S. dollars. Sales to Asian customers are typically denominated in U.S. dollars with the exception of Japan, where sales are primarily invoiced in the Japanese Yen. In total, sales outside of the United States represented 33%, 34% and 36% for the years ended December 31, 2001, 2000 and 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and Note 15 of the Notes to Consolidated Financial Statements for more information on international sales.

OEMs, Licensees and Private Label

In addition to sales through retail and distribution channels, the Company has entered into a number of strategic OEM arrangements with a variety of companies within the computer industry. These alliances include OEM arrangements providing for certain of the Company's products to be incorporated in new computer systems. The Company also has licensing or co-development arrangements that grant rights to third parties to manufacture and/or market to OEMs and other third parties. The Company also has private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products.

Zip Drives and Disks.    The Company has arrangements with many of the major PC manufacturers to incorporate Zip drives into their computer systems as optional features. The Company's sales of Zip drives to OEM customers accounted for 51% of total Zip drive units sold in 2001, compared to approximately 43% in 2000 and 51% in 1999.

The Company has non-exclusive license agreements with MCI and NEC under which they manufacture and market Zip 100MB drives to OEMs and other parties.

The Company has private-branding and co-branding arrangements with Fuji and Maxell covering the sale of Zip 100MB and Zip 250MB disks globally in packages that include the Zip brand name in addition to the partner's name.

HotBurn Software.    The Company has licensed HotBurn CD writer software to Valusoft, Inc., who is reselling the software under the Burn & Go Gold label.

Manufacturing

During mid-2001, the Company closed substantially all of its manufacturing operations in Roy, Utah and transferred those manufacturing activities to the Company's Penang, Malaysia facility. The Company's products are also manufactured by independent parties on a contract basis. Manufacturing activity generally consists of assembling various components, subcomponents and prefabricated parts manufactured by outside vendors.

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

Penang Manufacturing Facility

The Company owns a 376,000 square-foot, manufacturing facility in Penang, Malaysia where the Company's Zip drives and disks are manufactured and where the Company's Peerless products and certain models of CD-RW drives are assembled. The Company ceased production of Jaz drives in late 2001, but plans to continue to manufacture Jaz disks in 2002.

Third-Party Product Manufacturing

The Company currently has a third-party manufacturing relationship with Sentinel N.V., located in Belgium, who produces some of the Company's Zip disks. During 2001, the Company terminated its third party manufacturing relationship with Mega Media as part of the Company's third quarter restructuring actions.

Distribution

During 2001, the Company outsourced its product distribution center from the Company's North Carolina facility and closed this facility as part of the Company's third quarter restructuring actions. During 2002, the Company will outsource its European product distribution center and logistics. The Company's Asian product distribution will continue to be at the Company's Penang manufacturing facility.

Components

Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. The Company has entered into an agreement with Lite-On Corporation under which Lite-On now supplies substantially all of the Company's CD-RW drives. Hard disk components used in the Peerless disks are obtained exclusively from IBM. Media used in Zip 100MB and 250MB disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments and head stack assemblies ("HSAs") used in Zip notebook drives are obtained exclusively from SAE Magnetics.

The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders without guaranteed supply arrangements. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of key components on a timely basis. The Company continues to seek to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's products; however, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely or cost effective basis. Further, the HSAs used in Zip drives are considered to be mature technologies. A supplier of one of the components used to produce the HSAs has announced its intention to discontinue manufacturing. The Company is in the process of negotiating an "end-of-life" purchase of these components. Other suppliers of components of HSAs or other assemblies may discontinue one or more components. In any such case, the Company would similarly attempt to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements.

There is no assurance that an end-of-life purchase would be available. Moreover, there can be no assurance that any estimate of future requirements would be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged.

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

Backlog

The Company had an order backlog at the end of December 2001 of approximately $18 million, compared to a backlog at the end of December 2000 of approximately $30 million. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty, and the Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products and software. During 2001, the Company's efforts were primarily focused on cost reduction and development projects for the Company's Zip products. These development projects included developing different system interfaces, developing higher capacity and performance versions, and enhancing and expanding compatibility with various computers and operating systems. Development work during 2001 was also focused on the Peerless drive system, which was introduced during the second quarter of 2001. The Company is also continuing its efforts on expanding software applications to be used with the Company's current product offerings to provide additional value to the customer, such as the HotBurn CD writer software and QuikSync suite of products.

During 2001, 2000 and 1999, the Company's research and development expenses were $49.5 million, $58.6 million and $76.5 million, respectively (or 5.9%, 4.5% and 5.0%, respectively, of net sales).

The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. The Company's future success will depend in significant part on its ability to continually develop and introduce, in a timely manner, new storage products with improved features and to develop and manufacture or source those new products within a cost structure that enables the Company to sell such products through effective channels at competitive prices. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Competition

The Company believes that its Zip and Peerless products compete with other data storage devices, such as fixed hard drives (for upgrade), magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, optical disk drives and "floptical" disk drives. Current competing solutions of removable-media data storage devices include Orb (product developed by Castlewood Systems, Inc.), Memory Stick (product developed by Sony Corporation), Microdrive (product developed by IBM), CompactFlash (product developed by Sandisk), SmartMedia (product developed by Toshiba) and CD-R, CD-RW and DVD drives and discs. Although the Company believes that its Zip and Peerless products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will introduce new removable-media storage devices and new non-removable storage solutions. Accordingly, the Company believes that its Zip and Peerless products will face increasingly intense competition. For example, the Company believes that broad adoption of CD-RW drives has had a significant adverse impact on the Company's Zip product line and the Company's CD-RW sales have not and are not expected to, offset the sales decline of the Zip product line.

To the extent that Zip drives are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which are offered by companies such as Seagate Technology, Western Digital Corporation, Quantum Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as NEC, IBM, Fujitsu, Hitachi, Ltd. and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

The Company believes that it is currently the only source of technology for the disks used in its Zip and Peerless drives. It is possible that other sources of supply for disks used in Zip and Peerless drives will emerge as a result of another party succeeding in producing disks that are compatible with Zip and Peerless drives without infringing the Company's proprietary rights.

Iomega CD-RW products compete with other CD-RW products as well as most of the magnetic products listed above as competitors for Zip and Peerless drives. CD-RW drives are distributed through traditional channels, which include retail, catalog, distribution, direct and also OEM. The CD-RW drive market has different segments in which drive suppliers compete. Numerous companies manufacture CD-RW drives. These manufacturers include Acer, Aopen, BTC, Cyberdrive, Delta, LG Electronics, Lite-On, Mitsumi, NEC, Panasonic, Philips, Plextor, Ricoh, Samsung, Teac, Toshiba, Ultima and Yamaha. LG Electronics, Lite-On and Philips lead the market in manufacturing capacity for these drives. Many of these manufacturers sell directly to personal computer OEMs as well as into the aftermarket channels under their own brand names. Adoption of internal CD-RW drives by personal computer OEMs is expected to continue to grow as drive prices decline. Drive manufacturers also sell their drive components or finished drives to resellers which use their own engineering expertise to add value to the drive such as interface, external design, software as well as brand name to sell CD-RW drives. Some of these companies which purchase CD-RW drives from manufacturers include Iomega, ACS Innovations International, Actima Technology Corporation, Cendyne Creative Technology Ltd., Freecom, Hewlett-Packard Corporation, Hi-Val, I-O Magic, Memtek Products, Inc., Pacific Digital, Sony, TDK, Traxdata and Waitec. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Given that the Company is sourcing substantially complete drives from other manufacturers while also competing with them, it is subject to significant supply risk and the possibility that the manufacturer may under price the Company in the market at anytime.

The Company's NAS products compete with other NAS products as well as traditional methods for increasing storage on network servers. These traditional methods of expanding storage capacity include additional hard drives, tape drives/tapes, General Purpose Servers ("GPS") and JBOD (just a bunch of disks) that are connected to the system. In addition, some companies are choosing to deploy higher end solution like Storage Area Networks ("SAN"). The Company sees NAS and SAN as complementary and will continue to work on communicating the message that a NAS can be deployed with a SAN. Until that behavior becomes prevalent, NAS will compete with SAN in storage networking. The Company believes that NAS offers a more compelling product solution than a GPS by being less costly per gigabyte, being fast and easy to deploy and having a lower total cost of ownership because there are no applications running on the device.

NAS is divided into three categories, entry level (prices less than $2,000), mid-range (prices from $2,000 to $25,000) and high end (prices $25,000 and greater). The Company plans to compete in the entry level and mid-range categories. The key competitors in these two categories include Dell, Hewlett Packard, IBM, Maxtor, Procom Technology, Quantum/Snap! and Sony. The Company will compete by providing user relevant features, price, brand recognition, strong relationships in the reseller channel, quality, customer support and strong sourcing relationships. Given that the Company is sourcing substantially complete products from other manufacturers while also competing with them, it is subject to significant supply risk and the possibility that the manufacturer may under price the Company in the market at any time.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to profitably sell its products and lower its prices in response to competition. During 2001, the Company incurred $39.0 million in restructuring charges with the intent of reducing ongoing operational costs. During the past several years, the Company has implemented a number of programs, including Six Sigma quality initiatives, which have resulted in substantial product and process quality improvements and reduced costs. Through these and other programs, the Company is continuing to focus on reducing the manufacturing costs of its products by: reducing the cost of parts and components used in the Company's products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; and decreasing defect rates. As new and competing removable-media storage solutions are introduced, it is possible that any such solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard or achieve a leading market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance.

The Company believes that in order to compete successfully against current and future sources of competition, it will also need to differentiate its products from the competition through effective marketing and advertising portraying the benefits of the Company's products, such as the software embedded in the products that lends to ease of use or the durability of the Company's Zip products.

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

The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), ease of installation and use, and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inch. The Company currently offers 3.5-inch Zip drives. The most common system interface for the OEM market is ATAPI. The Company currently offers internal Zip drives in ATAPI, SCSI, USB and FireWire® interface models.

The data storage industry is highly competitive and the Company expects that competition will substantially increase in the future. In addition, the data storage industry is characterized by rapid technological development. The Company competes with a number of companies that have greater financial, manufacturing and marketing resources than the Company. The availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices could adversely affect the Company's business.

Proprietary Rights

The Company relies on a combination of patent, copyright, trademark, trade secret laws and contractual provisions to protect its technology. While the Company currently intends to carefully manage and, where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. The Company has pending approximately 580 U.S. and foreign patent applications relating to its Zip, Jaz and Peerless drives and disks and CD-RW drives although there can be no assurance that such patents will be issued. The Company holds more than 460 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, Peerless and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. The Company is also developing new technologies that are not currently embodied in commercial products. The Company intends to similarly protect, where possible and deemed appropriate, these new technologies. There can be no assurance that any patents or other intellectual property rights obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

The validity of certain of the Company's patents has been challenged by parties against whom the Company has asserted infringement claims. If another party were to succeed in producing and selling Zip compatible disks in volume, without infringing or violating the Company's intellectual property rights, the Company's sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company's Zip disks have higher gross margins than the Zip drives, the Company's net income would be disproportionately affected by any such sales shortfall.

The Company has various different registered trademarks in the United States, several of which are also registered trademarks in other countries.

Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its products will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded its existing drive and disk technology.

As is typical in the data storage industry, from time to time, the Company has been and may in the future be, notified of claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from manufacturing and selling the infringing product(s) in one or more countries, or both. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

Certain technology used in the Company's products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to Zip products. The termination of a license arrangement could have a material adverse effect on the Company's business and financial results.

Employees

As of December 31, 2001, the Company employed 2,097 individuals worldwide. During 2001, the Company terminated the employment of 1,465 personnel as part of the Company's restructuring plans, 75 of which were still employed by the Company on a transition basis at December 31, 2001, but whose employment will end during the first half of 2002. None of the Company's employees are subject to a collective bargaining agreement.

Government Contracts

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on the Company in 2001 and is not expected to have a material effect in 2002.

ITEM 2. PROPERTIES:

The Company's executive offices are located in leased offices in San Diego, California. A portion of the Company's research and development, operations, facilities and other administrative functions are located in leased offices in the Roy, Utah area. In addition, the Company leases office space in various locations throughout North America for local sales, marketing and technical support personnel, as well as other locations used for research and development activities.

Outside the United States, the Company leases office space in Geneva, Switzerland for use as its European headquarters and in Tiel, the Netherlands for use by its European logistics and distribution personnel. The Company leases space in Singapore, for its Asia Pacific headquarters. The Company also leases office space throughout Europe, Asia and South America for local sales, marketing and technical support personnel. The Company owns a 376,000 square-foot, manufacturing facility in Penang, Malaysia where the Company's Zip products and Jaz disks are manufactured and where the Company's Peerless products and certain models of CD-RW drives are assembled. The Company considers its manufacturing facilities, warehouses and other properties to be in good operating condition and suitable for their intended purposes. The Company's facilities are considered adequate with sufficient capacity to meet the operating requirements of the business; however, the Company further believes that its Penang manufacturing facility has significant excess capacity that will not be utilized in 2002. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The implementation of any of the alternatives being considered could result in additional charges.

The Company owns substantially all equipment used in its facilities through either outright purchases or capital leases.

ITEM 3. LEGAL PROCEEDINGS:

A discussion of the Company's legal proceedings appears in Part IV, Item 14 of this Annual Report on Form 10-K under Note 6 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of February 28, 2002 were as follows:

Werner T. Heid	43	President and Chief Executive Officer and Director
Anna L. Aguirre	39	Vice President, Human Resources and Facilities
Thomas D. Kampfer	38	Vice President, General Counsel and Secretary
Mahmoud E. Mostafa	45	Executive Vice President, Operations and Research and Development
Barry Zwarenstein	53	Vice President, Finance, Information Technology and Chief Financial Officer

Werner T. Heid has been a Director of the Company since May 2000 and was elected President and Chief Executive Officer in June 2001. From June 2000 to June 2001, Mr. Heid served as Executive Vice President, Worldwide Sales, Marketing, Product Strategy and Service of InFocus Corporation, a designer and manufacturer of digital multimedia projectors and services. In May 1998, Mr. Heid became President of Proxima Corporation ("Proxima") a developer, manufacturer and marketer of multimedia projection products that was acquired by InFocus Corporation in June 2000. Prior to joining Proxima in June 1998, Mr. Heid held a variety of management positions over 12 years at Hewlett Packard Corporation, a global provider of computer and imaging solutions and services. His roles included Worldwide Marketing Manager of HP All-in-One and HP Color Copier products, as well as European Marketing Manager for Hewlet Packard's LaserJet printer and printer supplies business.

Anna L. Aguirre joined the Company in July 2001 as Vice President, Human Resources and Facilities. Prior to joining the Company, Ms. Aguirre spent nine years at Proxima, where she served as Director of Human Resources. As a member of the executive team, she provided strategic guidance and set policy in the areas of change management, organizational development, human resources planning and facilities management.

Thomas D. Kampfer joined the Company in July 2001 as Vice President, General Counsel and Secretary. From February 2001 to July 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January 1995 to January 2001, Mr. Kampfer was with Proxima. While at Proxima, he served in several capacities including General Counsel and Secretary and Vice President, Business Development.

Mahmoud E. Mostafa joined the Company in October 2001 as Executive Vice President, Operations and Research and Development. Mr. Mostafa served from January 2001 to September 2001 as Vice President and Chief Operating Officer for Phogenix Imaging, LLC, a joint venture between Hewlett Packard and Kodak. Prior to joining Phogenix, Mr. Mostafa worked for Hewlett Packard for 19 years in a number of senior management positions in both Manufacturing and Research and Development, both in the U.S. and abroad and helped build Hewlett Packard start-up operations in Ireland and Guadalajara, Mexico.

Barry Zwarenstein joined the Company in November 2001 as Vice President, Finance, Information Technology and Chief Financial Officer. Prior to joining the Company, Mr. Zwarenstein served from January 2001 to June 2001 as Chief Financial Officer for Mellanox Technologies, Ltd., a leading supplier of InfiniBand semiconductors. From November 1998 to January 2001, Mr. Zwarenstein served as Vice President Finance and Chief Financial Officer of Acuson Corporation, a producer of advanced diagnostic medical ultrasound systems, until its acquisition by Siemens A.G. Mr. Zwarenstein served as Chief Financial Officer of Logitech S.A., a leading supplier of interface devices that connect people and computers, from July 1996 through October 1998. Prior to being with Logitech S.A., Mr. Zwarenstein was with FMC Corporation, a diversified global manufacturer of a machinery, chemicals and ordnance, from 1975 through June 1996, most recently as Chief Financial Officer for FMC Europe, based in Brussels, Belgium.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 2001, there were 6,124 holders of record of Common Stock. The Company has not paid cash dividends on its Common Stock in the past and has no present intention to do so in the future. The following table reflects the high and low sales prices as reported by the New York Stock Exchange for 2001 and 2000.

Price Range of Common Stock (Adjusted for the one-for-five reverse stock split effected on September 28, 2001)

	2001		2000
	High	Low	High	Low
1st Quarter	$22.50	$15.00	$31.90	$18.15
2nd Quarter	18.40	8.95	21.90	15.00
3rd Quarter	12.45	5.50	27.50	16.90
4th Quarter	8.77	5.80	35.00	16.25

ITEM 6. SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of the consolidated statements of operations and balance sheets for each of the last five years (adjusted for the one-for-five reverse stock split effected on September 28, 2001). The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share and employee data)
Sales	$834,297	$1,300,184	$1,525,129	$1,694,385	$1,739,972
Cost of sales(a)(b)	645,504	810,500	1,169,630	1,271,451	1,192,310

Gross margin	188,793	489,684	355,499	422,934	547,662

Operating expenses:
Selling, general and administrative(c)	220,325	287,696	292,061	386,304	291,930
Research and development	49,522	58,577	76,481	101,496	78,026
Restructuring charges (reversals)	38,946	(4,814)	51,699	—	—
Purchased in-process technology	—	—	—	11,100	—

Total operating expenses	308,793	341,459	420,241	498,900	369,956

Operating income (loss)	(120,000)	148,225	(64,742)	(75,966)	177,706
Interest and other income (expense)	13,875	14,093	(6,515)	(7,459)	(391)

Income (loss) before income taxes	(106,125)	162,318	(71,257)	(83,425)	177,315
Benefit (provision) for income taxes	12,846	7,312	(32,232)	29,203	(61,963)

Net income (loss)	$(93,279)	$169,630	$(103,489)	$(54,222)	$115,352

Net income (loss) per common share:
Basic	$(1.74)	$3.13	$(1.92)	$(1.02)	$2.23

Diluted	$(1.74)	$3.07	$(1.92)	$(1.02)	$2.08

Total employees	2,097	3,429	3,907	4,865	4,816

(a)
Includes $70,091, $7,400, $65,976 and $5,900 of non-restructuring charges in 2001, 2000, 1999 and 1998, respectively.
(b)
Includes $14,074 of restructuring charges in 1999.
(c)
Includes $7,028, $1,000 and $9,400 of non-restructuring charges in 2001, 1999 and 1998, respectively.

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Total cash, cash equivalents and temporary investments	$329,046	$377,919	$210,915	$90,273	$196,241
Trade receivables, net	89,396	139,461	175,511	224,044	257,738
Inventories	57,913	102,497	103,019	175,888	263,182
Deferred income taxes	39,978	43,471	—	49,827	47,996
Current assets	534,523	682,407	530,940	585,252	777,139
Property, plant and equipment, net	55,197	101,589	137,700	165,112	175,669
Goodwill, net	11,691	15,408	23,723	30,759	—
Other intangible assets, net	9,744	13,885	8,020	2,821	—
Total assets	613,975	815,439	703,231	831,897	955,994
Current portion of capitalized lease obligations	1,036	2,311	3,973	4,307	5,505
Current liabilities	219,645	292,214	335,572	359,966	438,978
Working capital	314,878	390,193	195,368	225,886	338,166
Capitalized lease obligations, net of current portion	—	210	1,366	4,119	2,939
Long-term obligations and notes payable	3,018	3,791	45,505	46,143	45,683
Deferred income taxes	12,374	30,684	—	4,903	10,334
Retained earnings	100,573	193,852	24,222	127,711	181,933
Total stockholders' equity	378,938	488,540	320,788	416,766	458,065
Total liabilities and stockholders' equity	613,975	815,439	703,231	831,897	955,994

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS:

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: revenue recognition, price protection and volume rebate reserves, allowance for doubtful accounts, inventory valuation and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Revenue Recognition

The Company's customers include OEMs, retailers, distributors, value-added manufacturers and end users. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for estimated returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables and sales in the Consolidated Financial Statements. The reserve for estimated returns totaled $6.2 million and $9.8 million at December 31, 2001 and 2000, respectively. The estimated returns are calculated using historical return rates. To the extent that future return rates are different than the historical rates used in estimating the return reserve, the amount by which trade receivables and sales were reduced could be significantly different.

In addition to reserves for estimated returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' 30-day requirements as estimated by management. The channel's 30-day requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company's key customers. The Company defers estimated sales and cost of sales associated with excess channel inventory in its Consolidated Financial Statements. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $12.8 million and $16.8 million at December 31, 2001 and 2000, respectively, and is included in margin on deferred revenue in the Consolidated Balance Sheets.

Price Protection and Volume Rebates

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and estimated rebates given to consumers at time of purchase from channel partners for which revenue has been recognized. Estimates for rebates are based on a number of variable factors that depend on the specific program or product. These variables include the anticipated redemption rate of mail-in rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience. Changes in any of these variables would have a direct impact on the amount of the recorded reserves.

Reserves for volume rebates and price protection credits totaled $45.8 million and $39.0 million at December 31, 2001 and 2000, respectively, and are netted against trade receivables in the Consolidated Balance Sheets. The increase in this reserve for 2001 resulted primarily from increased Zip and CD-RW rebate programs implemented to stimulate sales and increased CD-RW price protections driven by rapidly decreasing CD-RW prices. The Company believes that the use of rebates will continue to be a significant part of the Company's business strategy.

Allowance for Doubtful Accounts

The Company establishes an allowance for estimated bad debts by applying specified percentages to the different receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are generally fully reserved. In addition, specific reserves are established for specific customer accounts identified as known collection problems occur due to insolvency, disputes or other collection issues. The Company's customer base is quite concentrated and changes in either the customer's financial position or the economy as a whole, could cause actual write-offs to be materially different from the estimated reserve.

Inventories

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers that inventory on hand or committed with suppliers, which is not expected to be sold within the next nine months as excess and thus appropriate reserves are established through a charge to cost of sales. For example, during the second and third quarters of 2001, the Company established inventory reserves on several of the Company's products, including CD-RW, HipZip, FotoShow and Peerless as the sales prices fell below the Company's costs of the respective product and/or the amount of inventory on hand exceeded sales expectations.

Deferred Income Tax Valuation Allowances

The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

For example, during the third quarter of 2001, the Company established a U.S. valuation allowance totaling $28.7 million for a portion of its domestic deferred tax assets. After considering its forecasts of taxable income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the third quarter. In the future, as business conditions change, the Company's confidence associated with the likelihood of the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. At December 31, 2001, the Company's net deferred tax assets were $27.6 million. If the Company is unable to support the recovery of these deferred tax assets, it would be required to provide additional valuation reserves for all or a portion of the deferred tax assets.

Business Segment Information

The accounting policies of the segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin ("PPM") for each segment. PPM is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment's operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The expenses attributable to general corporate activity are not allocated to the operating segments.

The Company has four reportable segments based primarily on the nature of the Company's products and end-user customers: Zip, CD-RW, Jaz and PocketZip. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Company's CD-RW segment involves the final assembly (on certain models), distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment (formerly Clik!, until renamed in 2000) involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The PocketZip segment also included the development, manufacture, distribution and sales of HipZip digital audio players, which began shipping in the fourth quarter of 2000.

The "Other" category includes: Peerless drive systems, which began shipping in the second quarter of 2001; FotoShow digital image centers (previously shown as a part of the Zip segment), which began shipping in the fourth quarter of 2000; sourced products such as Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards, NAS; Iomega software products such as Lifeworks and Iomega QuikSync; Ditto tape products and other miscellaneous items. During 2001, the Peerless drive system contributed the majority of "Other" sales, while Ditto contributed the majority of "Other" sales during 2000 and 1999.

Subsequent to the end of 2001, the Company has discontinued the Jaz drive and PocketZip product lines, including HipZip, which was being reported in the PocketZip segment. Under the "Other" category, the Company has discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company will continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

During 2001, the Company recorded non-restructuring charges of $77.1 million, of which $71.5 million was charged to the respective product lines mainly as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow, CD-RW and other inventory and equipment and other assets and loss accruals for related supplier purchase commitments and other various contractual arrangements. During 2001, the Company recorded restructuring charges of $1.3 million associated with CD-RW.

During 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales, primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. During 2000, reversals of restructuring charges originally recorded in 1999 that were associated with the Jaz and PocketZip product lines totaled $4.8 million.

During 1999, the Company recorded non-restructuring charges of $67.0 million, mainly as cost of sales. These charges were primarily for writedowns of Clik!, Ditto, Zip and Jaz inventory, excess Clik! and Jaz manufacturing equipment, and loss accruals for Clik! supplier purchase commitments. Non-restructuring charges allocated to the product lines during 1999 totaled $66.0 million. Restructuring charges assigned to the Jaz, PocketZip, CD-RW and Other product lines during 1999 totaled $62.2 million. See the non-restructuring charges and restructuring charges discussions below for more information.

The information in the following tables is derived directly from the segments' internal financial reporting information used for corporate management purposes (all Zip and Other segment amounts have been restated to show both the current classification of FotoShow in Other and other items as currently presented to management):

Sales, PPM/(Product Loss), Units and Other Information by Significant Business Segment

	2001	2000	1999
	(In thousands)
Sales:
Zip	$635,332	$984,823	$1,202,609
CD-RW	104,344	123,708	23,857
Jaz	64,945	161,819	259,792
PocketZip	6,968	20,302	13,126
Other	22,708	9,532	25,745

Total sales	$834,297	$1,300,184	$1,525,129

PPM (product loss) before charges and reversals:
Zip	$165,101	$296,015	$235,488
CD-RW	(34,218)	(1,666)	(8,416)
Jaz	18,397	44,088	29,084
PocketZip	(15,857)	(27,119)	(53,024)
Other	(28,166)	(8,367)	(23,495)

Total PPM	105,257	302,951	179,637
Common expenses (without (charges)/reversals allocated to PPM or product loss):
General corporate expenses	(109,192)	(152,140)	(111,630)
Non-restructuring charges	(77,119)	(7,400)	(66,976)
Restructuring (charges) reversals	(38,946)	4,814	(65,773)
Interest and other income (expense)	13,875	14,093	(6,515)

Income (loss) before income taxes	$(106,125)	$162,318	$(71,257)

Non-restructuring charges:
Zip	$(12,021)	$—	$(1,941)
CD-RW	(17,443)	—	—
Jaz	—	—	(3,293)
PocketZip	(21,569)	(7,400)	(55,548)
Other	(20,418)	—	(5,194)
Non-allocated	(5,668)	—	(1,000)

	$(77,119)	$(7,400)	$(66,976)

Restructuring (charges)/reversals:
Zip	$—	$—	$—
CD-RW	(1,347)	—	(600)
Jaz	—	2,397	(27,010)
PocketZip	—	2,417	(11,492)
Other	—	—	(23,086)
Non-allocated	(37,599)	—	(3,585)

	$(38,946)	$4,814	$(65,773)

PPM (product loss) after charges and reversals:
Zip	$153,080	$296,015	$233,547
CD-RW	(53,008)	(1,666)	(9,016)
Jaz	18,397	46,485	(1,219)
PocketZip	(37,426)	(32,102)	(120,064)
Other	(48,584)	(8,367)	(51,775)

Total PPM	32,459	300,365	51,473
Common expenses (with (charges)/reversals allocated to PPM or product loss):
General corporate expenses	(109,192)	(152,140)	(111,630)
Non-restructuring charges	(5,668)	—	(1,000)
Restructuring charges	(37,599)	—	(3,585)
Interest and other income (expense)	13,875	14,093	(6,515)

Income (loss) before income taxes	$(106,125)	$162,318	$(71,257)

Drive units:
Zip	5,223	6,997	9,691
CD-RW	772	711	145
Jaz	109	276	457
PocketZip	103	160	91
Disk units:
Zip	34,421	54,786	64,417
CD-RW	—	75	27
Jaz	598	1,368	1,968
PocketZip	285	455	133

Seasonality

The Company's Zip products are targeted primarily to the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company's CD-RW products are targeted to the retail consumer and enterprise markets. The Company's Jaz products were targeted primarily to the business professional market. The Company's PocketZip products were targeted to the enterprise and retail consumer markets and to various electronics device OEMs. The Company's Peerless drive system is targeted to business professional and enterprise markets. The Company also markets NAS servers to the enterprise market. Management believes the markets for the Company's products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter and summer months. This historic pattern could, however, be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales and growth rates for any prior quarter are not necessarily indicative of the sales or growth rates to be expected in any future quarter.

Reverse Stock Split

On September 28, 2001, the Company's shareholders approved a one-for-five reverse stock split of the Company's outstanding Common Stock shares. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. The par value of the Common Stock was not affected by the reverse stock split and remains at $.03 1/3 per share after the reverse stock split. Consequently, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the reversed common shares from Common Stock to Additional Paid-in Capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the following financial information and related Management's Discussion and Analysis for all periods presented to reflect the reverse stock split.

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Sales	100.0%	100.0%	100.0%
Cost of sales (including charges)	77.4	62.3	76.7

Gross margin	22.6	37.7	23.3

Operating expenses:
Selling, general and administrative	26.4	22.2	19.2
Research and development	5.9	4.5	5.0
Restructuring charges (reversals)	4.7	(0.4)	3.4

Total operating expenses	37.0	26.3	27.6

Operating income (loss)	(14.4)	11.4	(4.3)
Interest and other income (expense)	1.7	1.1	(0.4)

Income (loss) before income taxes	(12.7)	12.5	(4.7)
Benefit (provision) for income taxes	1.5	0.5	(2.1)

Net income (loss)	(11.2)%	13.0%	(6.8)%

The Company's net loss for the year ended December 31, 2001 was $93.3 million, or $(1.74) per diluted share. The 2001 results included $77.1 million of pre-tax non-restructuring charges, $39.0 million of pre-tax restructuring charges and a $29.2 million increase in the valuation allowance for net deferred tax assets. This compared with net income of $169.6 million, or $3.07 per diluted share in 2000. The 2000 results included a $72.6 million decrease in the Company's valuation allowance for net deferred tax assets, $7.4 million of pre-tax non-restructuring charges and $4.8 million of pre-tax restructuring reversals related to restructuring accruals recorded in 1999.

Non-Restructuring and Restructuring Charges Discussions

The following discussions of the Company's non-restructuring and restructuring charges are also found in their entirety in the Notes to the Consolidated Financial Statements.

Non-Restructuring Charges

During 2001, the Company recorded non-restructuring charges of $77.1 million, mainly as cost of sales. These charges were recorded in the second and third quarters. During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales. During 1999, the Company recorded non-restructuring charges of $67.0 million, mainly as cost of goods sold. These 1999 charges were recorded in the second, third and fourth quarters. A breakdown of the charges is included in the table below:

Description of Non-Restructuring Charges	Amount	Financial Statement Category
	(In millions)
2001:
Q2
Products:
Zip	$4.5	Cost of sales
CD-RW	10.0	Cost of sales
HipZip (included in PocketZip segment)	17.9	Cost of sales
FotoShow (included in Other segment)	8.9	Cost of sales
Other (primarily sourced products)	3.6	Cost of sales

	44.9
Separation agreement	1.1	SG&A

	46.0

Q3
Products:
Zip	7.5	Cost of sales
CD-RW	7.5	Cost of sales
HipZip (included in PocketZip segment)	1.9	Cost of sales
PocketZip	1.7	Cost of sales
Peerless (included in Other segment)	2.4	Cost of sales
FotoShow (included in Other segment)	1.8	Cost of sales
Other (software & sourced products)	2.4	Cost of sales

	25.2
Marketing assets and commitments	4.0	SG&A
Excess information technology assets	1.3	SG&A
Other charges	0.6	SG&A

	31.1

Total 2001	$77.1

2000:
Q1
Excess PocketZip disk manufacturing capacity	$3.7	Cost of sales
PocketZip PC Card drive inventory NRV	2.8	Cost of sales
Excess PocketZip PC Card drive manufacturing equipment	0.6	Cost of sales
PocketZip PC Card drive purchase commitments	0.3	Cost of sales

Total 2000	$7.4

1999:
Q2
Excess Jaz manufacturing equipment	$2.4	Cost of sales
Clik! Mobile drive inventory NRV	4.6	Cost of sales

	7.0

Q3
Excess Ditto finished drive inventory	5.2	Cost of sales
Zip and Jaz remanufactured drive components	2.8	Cost of sales
Excess Clik! disk manufacturing equipment and other equipment	3.7	Cost of sales
European bad debt	1.0	SG&A

	12.7

Q4
Excess Clik! PC Card drive inventory	19.0	Cost of sales
Supplier claim for Clik! PC Card drive inventory	16.1	Cost of sales
Excess Clik! PC Card drive equipment	3.7	Cost of sales
Clik! disk inventory NRV	2.5	Cost of sales
Clik! digital camera bundle inventory	6.0	Cost of sales

	47.3

Total 1999	$67.0

NRV = Net realizable value
SG&A = Selling, general and administrative expenses

2001 Non-Restructuring Charges

Second Quarter

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, CD-RW and FotoShow inventory and equipment and loss accruals for related supplier purchase commitments.

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

The Company began shipping a USB Zip 100MB drive in the fourth quarter of 2000. This product was scheduled for replacement by two new lower cost drives in the third quarter of 2001. As a result of sales of the USB Zip 100MB drive not meeting prior Company forecasts, which caused the Company to change future expectations and the transition to the new lower cost drives, the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million.

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

The Company began shipping the HipZip digital audio player late in the third quarter of 2000. Sales volumes during the first half of 2001 did not meet the Company's expectations, which caused the Company to change future expectations. The digital audio player market became saturated with competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product was digital camera users. The Company was unsuccessful in its efforts to market this product to these users through both existing and new channels. As a result, sales have not met the Company's prior expectations, which caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million.

Charges recorded for Other products were primarily for sourced products such as Microdrive, Magneto-Optical drives in Europe, and CompactFlash and SmartMedia products which the Company began selling in the first quarter of 2001. As a result of sales not meeting prior expectations, which caused the Company to change future expectations, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement with Mr. Bruce Albertson, the Company's former President and Chief Executive Officer.

Third Quarter

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, primarily reflecting write-downs of CD-RW, HipZip, Peerless and FotoShow inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments.

Inventory reserves recorded in the third quarter of 2001 totaled $15.1 million. Contract cancellation costs totaled $9.1 million. The non-restructuring charges also included $6.3 million primarily reflecting the extent to which undiscounted future cash flows were expected to be less than the net book value of related manufacturing equipment and other assets as well as $0.6 million for costs associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

During the third quarter of 2001, due to decreasing sales volumes, the Company entered into a settlement agreement to terminate a third party manufacturer of Zip disk products and consolidate this production into the Company's manufacturing facility in Penang, Malaysia. As a result, during the third quarter of 2001, the Company recorded contract cancellation costs of $4.8 million. In addition, due to declining volumes, the Company recorded write-downs of related manufacturing equipment and miscellaneous supplier commitments amounting to $2.7 million.

During the third quarter of 2001, sales prices for CD-RW products fell short of the Company's expectations for the quarter, causing the Company to further lower future sale expectations and sales prices. Also, higher per unit overhead costs associated with the lower volumes, as well as supplier claims being higher than projected in the second quarter necessitated additional inventory reserves. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $7.2 million to cover inventory in the channel as well as inventory on hand and loss accruals of $0.3 million for contract cancellation costs.

During the third quarter of 2001, sales volumes for the HipZip digital audio player fell short of the Company's expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.9 million to cover primarily inventory in the channel.

During the third quarter of 2001, due to decreasing sales volumes for PocketZip products, the Company recorded $0.5 million of inventory reserves and loss accruals of $1.2 million for contract cancellation costs.

Late in the second quarter of 2001, the Company began shipping Peerless drives and disks in both 10GB and 20GB versions. During the third quarter of 2001, the mix of 10GB to 20GB disks sold was significantly lower than expected, resulting in excess components for Peerless 10GB disks. As a result, during the third quarter of 2001, the Company recorded inventory reserves of $2.4 million for the excess components.

During the third quarter of 2001, sales volumes for the FotoShow digital viewer fell short of the Company's expectations for the quarter, causing the Company to further lower future volume and sales price expectations. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.8 million primarily for inventory on hand.

Charges recorded for Other products were primarily for Microdrive and software. During the third quarter of 2001, the Company lowered future sales expectations for Microdrive. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.3 million primarily for inventory on hand. Charges taken for Other products also included write-downs of intangible software assets of $1.1 million.

During the third quarter of 2001, the Company recorded charges of $2.8 million for canceling various marketing programs as well as write-downs of excess marketing assets of $1.2 million that will no longer be utilized.

During the third quarter of 2001, as a result of the Company's streamlining efforts, the Company wrote-down $1.3 million of impaired information technology software and incurred $0.6 million of charges associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

2000 Non-Restructuring Charges

First Quarter

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

1999 Non-Restructuring Charges

Second Quarter

The $7.0 million of non-restructuring charges recorded in the second quarter of 1999 was comprised of $2.4 million for excess Jaz manufacturing equipment and $4.6 million for a reduction in the estimated net realizable value of Clik! Mobile drive inventory. As a result of its normal quarterly review of manufacturing equipment, a charge of $2.4 million was taken for excess Jaz manufacturing equipment. This excess equipment was created in the second quarter due to a decline in the estimated demand for Jaz products in the second quarter and future quarters, which demonstrated future undiscounted cash flow losses associated with the assets. The $4.6 million in Clik! Mobile drive inventory charges were due to a reduction in the estimated net realizable value of Clik! Mobile drives because expected undiscounted cash flows would not cover material costs, manufacturing costs and direct selling expenses due to a decline in demand. The Clik! platform (renamed to PocketZip in 2000) was relatively new and it did not start shipping in volumes until the first quarter of 1999. At December 31, 1999, the majority of the Clik! Mobile drive units had been scrapped or used as warranty replacement units. These charges were reflected in cost of sales in the financial statements.

Third Quarter

The $12.7 million of non-restructuring charges recorded in the third quarter of 1999 was comprised of $5.2 million for excess Ditto finished drive inventory, $2.8 million for excess and obsolete Zip and Jaz remanufactured drive component inventory, $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment and a $1.0 bad debt write-off related to a European customer collection issue. The $11.7 million of fixed asset and inventory charges described above were reflected in cost of sales and the $1.0 million bad debt write-off was reflected in selling, general and administrative expenses in the financial statements. The $5.2 million in Ditto finished drive inventory charges was a result of excess Ditto finished drives that the Company was no longer allowed to sell as a result of a contract entered into during the first quarter of 1999 in connection with the sale of the Ditto assets. The buyer who had purchased certain Ditto assets in the first quarter of 1999 was expected to purchase the remaining Ditto finished drive inventory at the Company's carrying value in the third quarter. However, in the third quarter, the buyer informed the Company that it did not have the financial ability to purchase the remaining Ditto finished drives. At December 31, 2000, the Company had disposed of the majority of these remaining Ditto finished drives. The $2.8 million charge for excess and obsolete Zip and Jaz remanufactured drive components was taken as a result of lower demand from customers for remanufactured drives and an increase in the available number of remanufactured drives created by returned drives from retail customers. In addition, the Company changed its process for handling warranty drives during the third quarter of 1999, which created excess and obsolete components. At December 31, 1999, the majority of these components had been scrapped. The $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment were primarily the result of the Company not achieving its anticipated drive volumes that resulted in a decline in overall disk volumes. As a consequence, future undiscounted cash flows were not expected to cover the net book value of the applicable assets.

Fourth Quarter

The $47.3 million of non-restructuring charges recorded in the fourth quarter of 1999 were all related to the Company's Clik! family of products and was comprised of: $19.0 million for excess inventory on hand;

$16.1 million for a supplier commitment to purchase additional inventory; and $3.7 million in excess manufacturing equipment (which represented the carrying value of the equipment) associated with the Clik! PC Card drive; $2.5 million associated with a reduction in the estimated net realizable value of Clik! disks; and $6.0 million associated with excess inventory and a reduction in the estimated net realizable value of the Clik! digital camera bundle. The $16.1 million supplier commitment related to Clik! PC Card drive inventory which the supplier had manufactured for the Company and the Company was required to purchase. Since the Company already had Clik! PC Card drive inventory on hand that was considered excess, the $16.1 million was reserved. The Company began shipping the Clik! PC Card drive in limited quantities in June 1999. During the fourth quarter of 1999, the Company determined that it had over-estimated demand for the product in the market, which created inventory recoverability issues and probable losses associated with non-cancelable purchase orders. The lower volume of drives being sold in the market also impacted Clik! disk volume and therefore, created inventory recoverability issues associated with Clik! disks, resulting in a reduction of the net realizable value of Clik! disk inventory. The charges associated with the Clik! digital camera bundle inventory resulted from the fact that during the fourth quarter, the Company had to abandon its plans to sell its remaining Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. At December 31, 2000, the Clik! digital camera bundle inventory described above had been disposed. The Clik! PC Card drive and disk inventory is continuing to be sold near breakeven. These charges were reflected in cost of sales in the Consolidated Financial Statements.

Restructuring Charges/Reversals

During 2001, the Company recorded approximately $39.0 million in net pre-tax restructuring charges. These charges were comprised of approximately $1.1 million related to restructuring actions initiated during the second quarter of 2001, $33.1 million (net of a $0.2 million fourth quarter reversal) related to restructuring actions initiated during the third quarter of 2001 and $4.8 million related to restructuring actions initiated during the fourth quarter of 2001. These restructuring charges consisted of cash and non-cash charges of approximately $28 million and $11 million, respectively. The detail of each of these restructuring actions follows.

2001 Restructuring Actions

Second Quarter 2001

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company's Penang, Malaysia manufacturing facility. The Company's Roy, Utah, manufacturing facility is transitioning from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs. The Company anticipated annual cost savings of $3.7 million from this action.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in charges of $0.3 million for severance and benefit costs. The cost savings associated with this headcount reduction are not expected to be significant.

Second quarter 2001 restructuring reserves in the amount of $0.1 million are included in the Company's current liabilities as of December 31, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. Utilization of the second quarter 2001 restructuring reserves during 2001 is summarized below:

		Utilized
Second Quarter 2001 Restructuring Actions	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
U.S. Manufacturing:
Severance and benefits(a)	$834	$(756)	$—	$78

Singapore Reorganization:
Severance and benefits(a)	252	(252)	—	—

	$1,086	$(1,008)	$—	$78

Balance Sheet Breakout:
Current liabilities(a)	$1,086	$(1,008)	$—	$78

(a)
Amounts represent primarily cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees and paid out all severance payments associated with the second quarter 2001 restructuring actions. The remaining $0.1 million in U.S. manufacturing severance and benefits at December 31, 2001 represents outplacement services, which are anticipated to be paid in the first quarter of 2002.

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company's worldwide workforce. During the fourth quarter, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter restructuring actions but who were not notified of their termination until the fourth quarter.

Of the $33.3 million in total third quarter restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America activities consisted of outsourcing the Company's distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company's North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. In compliance with the

WARN Act, affected employees were given pay in lieu of 60-day advance notice. Pay in lieu of notice was paid on a continuous basis for a 60-day notice period and separation payments were paid in lump sum at the end of the 60-day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $12.7 million for severance and outplacement costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs. Lease termination costs are being paid on their regular monthly rent payment schedule.

The Asia Pacific activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

During the fourth quarter, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees were identified for termination at September 30, 2001. However, since the employees had not been notified, the Company did not accrue the severance and benefit costs associated with these individuals in the original third quarter restructuring charges. Additionally, in the fourth quarter, $0.7 million of lease termination accruals were reversed due to the Company unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, the Company had originally assumed it would not be able to sublet the facility.

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that will be outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

During the fourth quarter of 2001, it was determined that an additional $0.2 million was required for Europe lease termination costs as a result of the Company not being able to locate a new tenant in Ireland in the timeframe originally estimated in the third quarter.

The Malaysia activities consisted of a workforce reduction of 295 regular employees across almost all business functions (the majority of which were direct labor employees) at almost all levels of the organization. All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter. This workforce reduction resulted in charges of $0.5 million for severance and outplacement costs, all of which were paid during the third quarter of 2001.

The Company anticipates that these restructuring actions will result in an annual cost reduction of approximately $60 million, beginning in 2002. The Company also anticipates that the non-restructuring charges (discussed above in the section entitled "Non-Restructuring Charges") recorded during the third quarter of 2001 will result in a net annual cost reduction of approximately $5 million, beginning in 2002.

Third quarter 2001 restructuring reserves in the amount of $8.9 million and $3.6 million are included in the Company's current liabilities and fixed asset reserves, respectively, as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

		Utilized
Third Quarter 2001 Restructuring Actions	Original Charge			Additions/ (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
North America Reorganization:
Severance and benefits(a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations(a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture(b)	7,227	—	(5,125)	—	2,102
Information technology assets(b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits(a)	850	(1,021)	—	253	82
Lease cancellations(a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture(b)	636	—	(636)	—	—
Other(a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits(a)	1,849	(1,517)	—	—	332
Lease cancellations(a)	182	(49)	—	257	390
Leasehold improvements and furniture(b)	239	—	(4)	—	235
Information technology assets(b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits(a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Current liabilities(a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves(b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees, except for those employees offered retention packages into the first quarter of 2002, and vacated all facilities in connection with the third quarter 2001 restructuring actions. However, since some affected employees were offered retention packages that extended into the fourth quarter of 2001 and the first quarter of 2002, not all severance payments were made as of December 31, 2001. In North America, 3 employees had their transition dates extended into 2002 as a result of projects taking longer than expected to complete. These employees were originally scheduled to complete their transition at December 31, 2001. The majority of severance and benefits reserves on the books at December 31, 2001 are expected to be paid in the first quarter of 2002 with the remainder to be paid in the second and third quarters of 2002. The furniture and information technology assets are expected to be disposed of in the first quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter and a net reversal of $0.2 million in adjustments to the third quarter restructuring charges (see section above entitled "Third Quarter 2001").

The fourth quarter restructuring charges of $4.8 million included $2.7 million associated with exiting lease facilities, of which $1.7 million was for lease cancellation costs and $1.0 million was for leasehold improvements, furniture and equipment, and $2.1 million for severance and benefit costs associated the reduction of 105 regular and temporary personnel in North America and Europe.

Of the $4.8 million in fourth quarter charges, $1.5 million related to restructuring activities in North America and $3.3 million related to restructuring activities in Europe.

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the terminated employees were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 25 individuals will continue to work on a transition basis through various identified dates ending no later than June 30, 2002. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Pay in lieu of notice will be paid on a continuous basis and separation payments will be paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and outplacement costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees will continue to work on transition until March 31, 2002 when the outsourcing project is scheduled to be completed and transitioned to the third party. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. The lease is expected to be vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment are anticipated to be disposed of in the second quarter of 2002.

The Company anticipates that when fully implemented, the fourth quarter restructuring actions will result in an annual cost reduction of approximately $9 million. Substantially all of these savings are expected to be realized starting in the second quarter of 2002.

Fourth quarter 2001 restructuring reserves in the amount of $3.8 million and $1.0 million are included in the Company's current liabilities and fixed asset reserves, respectively, as of December 31, 2001. The fourth quarter 2001 restructuring charges are summarized below:

		Utilized
Fourth Quarter 2001 Restructuring Actions	Original Charge			Balance 12/31/01
		Cash	Non-Cash
North America Reorganization:
Severance and benefits(a)	$1,503	$—	$—	$1,503

Europe Reorganization:
Severance and benefits(a)	591	—	—	591
Lease cancellations(a)	1,698	—	—	1,698
Leasehold improvements, furniture and equipment(b)	983	—	—	983

	3,272	—	—	3,272

	$4,775	$—	$—	$4,775

Balance Sheet Breakout:
Current liabilities(a)	$3,792	$—	$—	$3,792
Fixed asset reserves(b)	983	—	—	983

	$4,775	$—	$—	$4,775

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

1999 Restructuring Actions

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal). These charges were a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the accompanying 1999 financial statements. The $14.1 million charge was comprised of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately in the 1999 Consolidated Financial Statements.

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

Second Quarter 1999

During the second quarter ended June 27, 1999, the Company recorded pre-tax restructuring charges of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the 1999 financial statements. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company's facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charges were comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company's operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. The restructuring charges consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company estimated that annual cost savings would approximate $40 million when these actions were fully implemented. The savings were primarily a result of reductions in salaries, rent and depreciation. However, these savings were partially offset by increased spending in other areas such as advertising.

Second Half 1999

During the third quarter ended September 26, 1999, the Company recorded pre-tax restructuring charges of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the 1999 financial statements. Additional charges of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory, a $2.1 million charge for a write-off of intangibles associated with miscellaneous discontinued Nomai products and exit costs including contract obligations associated with service contracts associated with the Avranches operations. The second half restructuring charges also included reserves of $11.5 million for inventory and fixed asset associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges, and severance and benefit charges associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

The Company did not anticipate or realize material cost savings from the second half restructuring actions.

1999 Activity/Changes in 1999 Restructuring Reserves.    The 1999 restructuring reserves originally totaled $67.8 million of which $2.0 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $31.8 million are included in the Company's balance sheet as of December 31, 1999, in current liabilities, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 1999 are summarized below:

		Utilized
1999 Restructuring Actions:	Original Charge				Balance 12/31/99
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling(b)	$12,150	$—	$(4,451)	$—	$7,699
Inventory(b)	4,620	—	(3,864)	—	756
Purchase commitments(a)	3,440	(2,723)	—	—	717

	20,210	(2,723)	(8,315)	—	9,172

U.S. Reorganization:
Severance and benefits(a)	9,700	(6,106)	—	(2,000)	1,594
Leasehold improvements/furniture(b)	4,300	—	(1,204)	—	3,096
Lease terminations(a)	3,000	(632)	—	—	2,368

	17,000	(6,738)	(1,204)	(2,000)	7,058

France/Scotland Consolidation:
Contract obligations(a)(c)	2,610	(974)	(110)	—	1,526
Severance and benefits(a)	984	(944)	—	—	40
Lease cancellations(a)	399	(221)	(9)	—	169
Leasehold improvements/furniture(b)	338	—	(121)	—	217
Other exit costs(b)	368	(94)	(239)	—	35

	4,699	(2,233)	(479)	—	1,987

Manufacturing Cessation—Avranches, France:
Equipment and fixtures(b)	2,845	—	—	—	2,845
Inventory(b)	228	—	—	—	228
Trade receivables(b)	287	—	(240)	—	47
Other commitments(a)(d)	1,359	—	—	—	1,359
Contract obligations(a)	1,581	—	—	—	1,581
Intangibles(b)	2,065	—	(2,065)	—	—
Other prepaid assets(b)	1,091	—	(1,091)	—	—
Severance and benefits(a)	3,891	(138)	—	—	3,753

	13,347	(138)	(3,396)	—	9,813

Clik! Product Streamlining:
Inventory(b)	3,344	—	(3,344)	—	—
Manufacturing equipment(b)	3,700	—	(1,579)	—	2,121
Purchase commitments(a)	4,448	(2,940)	—	—	1,508

	11,492	(2,940)	(4,923)	—	3,629

Longmont, Colorado:
Severance and benefits(a)	425	(300)	—	—	125
Prepaid royalties/development(b)	600	—	(600)	—	—

	1,025	(300)	(600)	—	125

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

Balance Sheet Breakout:
Current liabilities(a)	$32,205	$(15,072)	$(358)	$(2,000)	$14,775
Fixed asset reserves(b)	23,333	—	(7,355)	—	15,978
Inventory reserves(b)	8,192	—	(7,208)	—	984
Other prepaid/trade receivables(b)	4,043	—	(3,996)	—	47

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

At December 31, 1999, the Company had terminated the employment of all affected employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the 1999 restructuring actions. Depreciation and rent were charged to normal operations until the facilities were vacated.

The majority of the manufacturing equipment/tooling associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it has taken longer than expected to dispose of these assets. These fixed assets have not been utilized since the restructuring actions were announced.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter 1999 restructuring actions. At that time, the Company paid severance on a continuous basis as opposed to a lump sum payment. Several of the employees in California were offered retention packages requiring them to continue to work for the Company into the third or fourth quarters of 1999 and therefore, their severance pay did not begin until later in 1999. The retention packages were offered to individuals at all levels of development and administrative functions necessary to transfer product and process knowledge to Roy, Utah and close down the facilities in Milpitas and San Diego, California. These retention costs totaled $0.6 million and were included in the severance charge. Through December 31, 1999, the Company had terminated 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah, sales personnel located in Paris, France and product development employees located in Scotland. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated, which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999.

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

2000 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $31.8 million are included in the Company's balance sheets as of December 31, 2000 and 1999, respectively, in current liabilities, fixed asset reserves, inventory reserves and trade receivables.

Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2000 are summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling(b)	$7,699	$—	$(6,510)	$(1,189)	$—
Inventory(b)	756	—	(748)	(8)	—
Purchase commitments(a)	717	(317)	—	(400)	—

	9,172	(317)	(7,258)	(1,597)	—

U.S. Reorganization:
Severance and benefits(a)	1,594	(1,594)	—	—	—
Leasehold improvements/furniture(b)	3,096	—	(3,096)	—	—
Lease terminations(a)	2,368	(1,568)	—	(800)	—

	7,058	(3,162)	(3,096)	(800)	—

France/Scotland Consolidation:
Contract obligations(a)(c)	1,526	(112)	—	—	1,414
Severance and benefits(a)	40	(40)	—	—	—
Lease cancellations(a)	169	(169)	—	—	—
Leasehold improvements/furniture(b)	217	(82)	(135)	—	—
Other exit costs(b)	35	(35)	—	—	—

	1,987	(438)	(135)	—	1,414

Manufacturing Cessation—Avranches, France:
Equipment and fixtures(b)	2,845	(566)	(2,279)	—	—
Inventory(b)	228	—	(228)	—	—
Trade receivables(b)	47	—	—	—	47
Other commitments(a)(d)	1,359	(848)	—	—	511
Contract obligations(a)	1,581	—	—	—	1,581
Severance and benefits(a)	3,753	(3,258)	—	—	495

	9,813	(4,672)	(2,507)	—	2,634

Clik! Product Streamlining:
Manufacturing equipment(b)	2,121	—	(604)	(1,517)	—
Purchase commitments(a)	1,508	(596)	(12)	(900)	—

	3,629	(596)	(616)	(2,417)	—

Longmont, Colorado:
Severance and benefits(a)	125	(125)	—	—	—

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

Balance Sheet Breakout:
Current liabilities(a)	$14,775	$(8,662)	$(12)	$(2,100)	$4,001
Fixed asset reserves(b)	15,978	(648)	(12,624)	(2,706)	—
Inventory reserves(b)	984	—	(976)	(8)	—
Trade receivables(b)	47	—	—	—	47

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and vendor equipment and higher than expected proceeds from equipment disposals. Additionally in the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closure of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher rates than had been anticipated. Also in the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! product streamlining. Due to the development of the Company's HipZip digital audio player during the third quarter of 2000, it was determined that certain Clik! manufacturing equipment, previously reserved in the third quarter of 1999 as part of the 1999 restructuring reserves, could be utilized in the Company's Penang facility.

As of December 31, 2000, all of the restructuring reserves associated with the 1999 U.S. restructuring actions had been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products, discontinued development projects and Clik! product streamlining; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities; payment of severance and benefits in the United States and disposition of all France and Scotland assets and liabilities except for the contract obligations, other commitments, severance and benefits and some accounts receivables in France. The contract obligations in France remain under dispute and therefore had not been settled as of December 31, 2000. Therefore, the restructuring reserves related to manufacturing cessation in Avranches, France will take longer to utilize.

2001 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $3.0 million are included in the Company's balance sheets as of December 31, 2001 and

2000, respectively, in current liabilities and trade receivables. Utilization of the 1999 restructuring reserves during the year ended December 31, 2001 is summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/00			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
France/Scotland Consolidation:
Contract obligations(a)(c)	$1,414	$—	$—	$1,414

Manufacturing Cessation—Avranches, France:
Trade receivables(b)	47	—	(47)	—
Other commitments(a)(d)	511	(433)	(62)	16
Contract obligations(a)	1,581	—	—	1,581
Severance and benefits(a)	495	(495)	—	—

	2,634	(928)	(109)	1,597

	$4,048	$(928)	$(109)	$3,011

Balance Sheet Breakout:
Current liabilities(a)	$4,001	$(928)	$(62)	$3,011
Trade receivables(b)	47	—	(47)	—

	$4,048	$(928)	$(109)	$3,011

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

The contract obligations in France remain under dispute and therefore have not been settled. The Company is unable to predict when the litigation relating to these obligations will be resolved. Thus there was no utilization of the contract obligation reserves during year ended December 31, 2001. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges.

2001 As Compared to 2000

Sales

Total sales for 2001 of $834.3 million decreased by $465.9 million, or 35.8%, compared to 2000 total sales of $1,300.2 million. This decrease was due primarily to lower Zip, Jaz and CD-RW sales. Total drive sales of $527.7 million represented a decrease of $253.5 million, or 32.4%, compared to 2000. Total drive units decreased by 23.2% when compared to 2000. Total disk sales of $293.1 million represented a decrease of $213.3 million, or 42.1%, compared to 2000. Total disk units decreased by 37.5% when compared to 2000. In addition to the decrease in unit volumes, the decrease in total sales was also affected by price reductions, discounts and rebates, reflecting overall market pricing pressures and the pricing of competitive product offerings.

Sales of Zip products in 2001 were $635.3 million, representing a $349.5 million, or 35.5%, decrease from 2000 Zip sales of $984.8 million. Sales of Zip products accounted for 76.2% of total sales in 2001, compared to 75.7% of total sales in 2000. Zip drive sales of $388.5 million in 2001, decreased by

$183.2 million, or 32.0%, compared to 2000. Zip drive sales for 2000 included a $3 million reversal of reserves in the second quarter for prior Zip drive rebate programs due to lower than estimated redemption rates. The prior Zip rebate program ended on May 31, 2000. Zip drive units shipped decreased by 25.4% from 2000. The decline in Zip drive sales was primarily a result of lower units shipped, increased rebate programs, lower prices from competition from other storage solutions, primarily CD-RW products and a higher mix of OEM sales in 2001, partially offset by a higher mix of Zip 250MB drives. Zip OEM drive units shipped accounted for 51% of total Zip drive units shipped in 2001, compared to 43% in 2000. Zip disk sales of $245.7 million for 2001, decreased by $164.3 million, or 40.1%, compared to 2000. Zip disk units shipped decreased by 37.2% from 2000. The decline in Zip disk sales was primarily a result of lower units shipped, increased rebate programs and lower prices for 2001 from competition from other storage solutions, primarily CD-RW products, partially offset by a higher mix of Zip 250MB disks. Zip disk sales for 2000 included a $3 million reversal of reserves in the second quarter for prior Zip disk rebate programs which ended on May 31, 2000. Lower units shipped, net of favorable product mix, and pricing actions accounted for $270.6 million and $78.9 million, respectively, of the decrease in Zip product sales when compared to 2000.

CD-RW product sales were $104.3 million in 2001, representing a $19.4 million, or 15.7%, decrease compared to 2000 CD-RW sales of $123.7 million. CD-RW product sales represented 12.5% of total sales in 2001, compared to 9.5% in 2000. CD-RW drive units shipped increased by 8.6% when compared to 2000. During the fourth quarter of 2001, the Company decided to exit the internal CD-RW drive business, primarily because of intense pricing pressures and a more limited ability to offer a differentiated product. Compared to 2000, pricing actions resulted in a $35.9 million decrease in CD-RW sales, which was partially offset by a $16.5 million increase in CD-RW sales due to higher units shipped.

Jaz product sales in 2001 were $64.9 million, representing a $96.9 million, or 59.9%, decrease compared to 2000 Jaz sales of $161.8 million. Jaz product sales accounted for 7.8% of total sales in 2001, compared to 12.4% in 2000. Jaz drive and disk units shipped decreased by 60.5% and 56.3%, respectively, when compared to 2000. Lower units shipped, net of favorable product mix, resulted in a $97.9 million decrease in Jaz sales, which was partially offset by a $1.0 million increase in prices resulting from fewer pricing actions in 2001. The decrease in Jaz product sales is a result of the Company's decision to discontinue the Jaz product line.

PocketZip product sales were $7.0 million in 2001, representing a $13.3 million, or 65.7%, decrease compared to 2000 PocketZip sales of $20.3 million. PocketZip product sales accounted for 0.8% of total sales in 2001 compared to 1.6% in 2000. PocketZip drive and disk units shipped decreased by 35.6% and 37.4%, respectively, compared to 2000. Pricing actions and lower units shipped accounted for $10.9 million and $2.4 million, respectively, of the decrease in PocketZip sales when compared to 2000. As a result of the decrease in PocketZip product sales, the Company has decided to discontinue the PocketZip product line.

Other product sales were $22.7 million in 2001, representing a $13.2 million, or 138.2%, increase compared to 2000 sales of $9.5 million. The increased Other product sales resulted primarily from the addition of new products partially offset by lower Ditto product sales. These new products included the Peerless drive system, which began shipping late in the second quarter of 2001; FotoShow, which began shipping in the fourth quarter of 2000; sourced products such as Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards and DataSafe network attached storage servers, which also began shipping in 2001 and software. As a result of product losses, the Company decided to discontinue the FotoShow, Microdrive, CompactFlash and SmartMedia products. The current implementation of the Peerless drive faces significant cost challenges in light of continued price reductions in the portable HDD market segment in which the product competes. As a result, in 2002 the Company expects to launch newly designed portable HDD devices with the goal of achieving improved competitiveness in this market segment.

Geographically, sales in the Americas were $569.3 million in 2001 compared to $855.1 million in 2000 and accounted for 68.3% of total sales in 2001, as compared with 65.8% of total sales in 2000. The Americas sales decrease in 2001 of $285.8 million was primarily a result of lower Zip, Jaz and CD-RW sales. Sales in Europe were $207.3 million, or 24.8% of total sales in 2001, compared to $335.0 million, or 25.7% of total sales, in 2000. The Europe sales decrease of $127.7 million in 2001 was primarily a result of lower Zip and Jaz sales. Sales in Asia were $57.7 million, or 6.9% of total sales in 2001, compared to $110.1 million, or 8.5% of total sales, in 2000. The Asia sales decrease of $52.4 million in 2001 resulted from lower Zip and Jaz sales.

Gross Margin

The Company's overall gross margin in 2001 was $188.8 million, or 22.6%, compared to $489.7 million, or 37.7%, in 2000. The decrease in gross margin of $300.9 million was due primarily to lower Zip, Jaz and CD-RW sales, significantly lower CD-RW gross margins and non-restructuring charges of $70.1 million in 2001, offset in part by non-restructuring charges of $7.4 million in 2000. Excluding the non-restructuring charges in both years, the gross margin for 2001 was 31.0% compared to 38.2% for 2000. The gross margin percentage decrease resulted primarily from lower CD-RW gross margins caused by intense pricing pressures and from lower Zip gross margins which declined from 43% in 2000 to 41% in 2001 (excluding non-restructuring charges in 2001, there were no Zip non-restructuring charges in 2000). The Zip gross margin declines were largely due to lower volumes, pricing actions, a lower mix of disk to drive sales and a $6 million reversal of reserves in 2000 related to prior Zip rebate programs as discussed above.

Future gross margin percentages will depend on a number of factors including: sales mix between aftermarket and OEM channels, as OEM sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB and Zip 250MB drives and disks, as sales of Zip 250MB products have higher gross margins; sales volumes of Zip disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; the mix between Zip products compared to the Peerless drive system and sourced products such as CD-RW and NAS; future pricing actions or promotions (including any pricing actions on Zip drives and/or disks in an attempt to stimulate demand); the impact of any future material cost reductions; the impact of any rebate that may be implemented as part of the Rinaldi settlement (see Note 6 to the Consolidated Financial Statements for more information); the ability to avoid further inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); significant price competition given that CD-R discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes; and general economic conditions.

Segment PPM (Excluding Charges and Reversals)

Total PPM for 2001 of $105.3 million decreased $197.7 million, or 65.3%, compared to total PPM of $303.0 million in 2000. Total PPM as a percentage of sales was 12.6% in 2001 compared to 23.3% in 2000. The $197.7 million decrease in total PPM resulted primarily from lower Zip and Jaz PPM and greater product losses in CD-RW and Other product lines.

Zip segment PPM in 2001 of $165.1 million decreased by $130.9 million, or 44.2%, when compared to Zip PPM of $296.0 million in 2000. Zip PPM as a percentage of Zip sales decreased to 26.0% in 2001, compared to 30.1% in 2000. The $130.9 million decrease in Zip PPM and PPM percentage was due primarily to lower overall drive and disk units shipped, pricing actions, a lower mix of disk to drive sales and a higher mix of OEM sales, partially offset by a higher mix of 250MB and a $6 million reversal of reserves in 2000 related to prior Zip rebate programs as discussed above.

The CD-RW segment had a $34.2 million product loss, compared to a product loss of $1.7 million in 2000. CD-RW product loss as a percentage of CD-RW sales increased to (32.8%) in 2001 compared to (1.3%) of sales in 2000. This segment has lower margins than the Company's Zip and Jaz segments. The Company sources most of the CD-RW drives it sells. Product loss was negatively impacted by price reductions and rebates as a result of pricing pressure, product costs not decreasing at the same rate as prices and additional royalty expenses for Iomega built Predator drives.

Jaz segment PPM in 2001 of $18.4 million decreased by $25.7 million, or 58.3%, compared to 2000 Jaz PPM of $44.1 million. Jaz PPM as a percentage of Jaz sales increased to 28.3% in 2001, compared to 27.2% in 2000. This increase in Jaz PPM percentage resulted primarily from lower material scrap losses and lower marketing and advertising expenditures. Overall Jaz PPM decreased as a result of lower Jaz unit shipments.

PocketZip segment product loss of $15.9 million for 2001, improved $11.3 million compared to a $27.1 million product loss in 2000. PocketZip product loss as a percentage of PocketZip sales increased to (227.6%) in 2001 compared to (133.6%) of PocketZip sales in 2000. The lower PocketZip product loss in 2001 resulted primarily from product launch costs in 2000 associated with HipZip, which was introduced in the third quarter of 2000 and from lower depreciation expenses, partially offset by lower PocketZip sales due to pricing actions and lower units shipped. The increase in PocketZip product loss as a percentage of PocketZip sales resulted from lower sales.

Other product loss of $28.2 million deteriorated $19.8 million for 2001, compared to an Other product loss of $8.4 million for 2000. The increase in the Other product loss was primarily from product losses of $15.8 million associated with FotoShow and to development and launch costs of $6.8 million associated with the Peerless drive system, which began shipping late in the second quarter of 2001.

General corporate expenses that were not allocated to PPM were $109.2 million in 2001, a decrease of $42.9 million, or 28.2%, when compared to $152.1 million in 2000. The decrease in general corporate expenses resulted primarily from a $15.9 million decrease in salaries and benefits due to lower headcounts, a $15.0 million decrease in professional fees and lower bonus accruals of $9.8 million. The remainder of the decrease in general corporate expenditures was primarily from lower non-capital equipment purchases and lower depreciation.

Selling, General and Administrative Expenses (Including Bad Debt Expense or Credits)

Selling, general and administrative expenses of $220.3 million for 2001 decreased by $67.4 million, or 23.4%, when compared to 2000. The $67.4 million decrease in selling, general and administrative expenses resulted primarily from a $33.3 million decrease in marketing expenditures, a $13.6 million decrease in professional fees, a $9.8 million decrease in bonus accruals, a $12.4 million decrease in salaries, benefits, commissions and travel expenses due to headcount reductions and lower sales, a $5.5 million decrease in facilities and maintenance due to cost cutting efforts and the closure of facilities in the fourth quarter and a $3.2 million decrease in depreciation and amortization due to the closing of facilities. These decreases were partially offset by $7.0 million in non-restructuring charges recorded during the second and third quarters of 2001 related to excess marketing assets, the cancellation of various marketing commitments, a severance agreement, impairment of information technology fixed assets and other charges. See the non-restructuring charges discussion above for more information.

The decrease in selling, general and administrative expenses during 2001 was partially offset by a $9.8 million increase in bad debt expense due to a general deterioration in accounts receivable agings and collection issues with specific customers. The Company recorded a specific $1.5 million bad debt reserve in the second quarter and a specific $2.0 million bad debt reserve in the third quarter of 2001 for a U.S. customer because the Company believes this customer's financial position is seriously deteriorating and because of the age of the customer's account. In the fourth quarter of 2001, the Company recorded a specific bad debt reserve of $1.6 million associated with European customers for which the Company had cancelled distribution contracts early in the fourth quarter. These customers are refusing to pay on their accounts. At December 31, 2001, the Company had $13.3 million in trade receivables in excess of 180 days past due compared to $7.4 million at December 31, 2000.

Selling, general and administrative expenses increased as a percentage of sales to 26.4% (25.6% excluding non-restructuring charges) for 2001, from 22.2% in 2000 primarily as a result of lower sales during 2001. There were no non-restructuring charges in 2000 that impacted selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses of $49.5 million for 2001 decreased by $9.1 million, or 15.5%, when compared to 2000. The decrease in research and development expenses for 2001 was due primarily to lower spending on Zip and CD-RW projects and higher costs in 2000 associated with the development of FotoShow and HipZip. These decreases in 2001 were partially offset by increased spending for the development of the new Peerless drive system and higher software spending during 2001.

Research and development expenses increased as a percentage of sales to 5.9% in 2001 from 4.5% in 2000 primarily as a result of lower sales during 2001.

Interest and Other Income and Expense

Interest income of $15.8 million in 2001 decreased $6.1 million, or 27.8%, compared to $21.9 million in 2000. The decrease resulted from lower interest rates, which were partially offset by higher average cash, cash equivalents and temporary investment balances during 2001. Interest expense was $0.4 million in 2001, compared to $4.2 million in 2000. The decrease in interest expense resulted from no debt balances in 2001 other than capital lease obligations of $1.0 million, compared to 2000 when the Company had $45.5 million in 6.75% convertible subordinated notes which were outstanding until they were redeemed in October 2000. At December 31, 2000, the Company had capital lease obligations of $2.5 million.

Included in other expense were bank charges, miscellaneous royalty income, gains and losses on disposal of assets and foreign currency gains and losses.

Income Taxes

For 2001, the Company recorded an income tax benefit of $12.8 million on a pre-tax loss of $106.1 million reflecting an income tax benefit of $42.0 million, partially offset by a $29.2 million increase in the valuation allowance for net deferred tax assets. Excluding the $29.2 million increase in the valuation allowance, the effective tax benefit rate for 2001 was 39.6%. For 2000, the Company recorded an income tax benefit of $7.3 million on pre-tax income of $162.3 million, reflecting a $72.6 million decrease in the valuation allowance for net deferred tax assets, partially offset by a $65.3 million tax provision. Excluding the $72.6 million decrease in the valuation allowance, the effective tax rate for 2000 was 40.2%.

The 2001 tax benefit of $42.0 million, excluding the $29.2 million increase in the valuation allowance, differs by $4.9 million from the benefit of $37.1 million computed by applying the federal statutory rate of 35% to the 2001 pre-tax loss of $106.1 million, primarily due to the tax effect of state income taxes.

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

During the third quarter of 2001, the Company established a U.S. valuation allowance totaling $28.7 million for a portion of its domestic deferred tax assets. After considering its forecasts of taxable income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the third quarter. In the future, as business conditions change, the Company's confidence associated with the likelihood of the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. The remaining $0.5 million increase in the valuation allowance related to foreign net deferred tax assets associated with foreign net operating loss carryforwards.

During 2000, the $72.6 million decrease in the valuation allowance reflected a reduction in deferred tax assets of $35.0 million, an increase in deferred tax liabilities of $24.8 million and the determination that a valuation allowance related to domestic operations was no longer required for net deferred tax assets of $12.8 million at December 31, 2000. A number of factors, including several consecutive quarters of consolidated and U.S. pre-tax income, led to a higher degree of confidence in the Company's ability to realize the net deferred tax assets of $12.8 million at December 31, 2000.

At December 31, 2001, the Company had $37.2 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the tax benefit of approximately $95 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020 through 2022.

The Company continues to maintain a full valuation allowance of $16.0 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

At December 31, 2001, the Company had total deferred tax assets of $127.4 million related to foreign and domestic operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards.

Net deferred tax assets for the Company at December 31, 2001 were $27.6 million. The minimum amount of future taxable income that would have to be generated to realize the net deferrred tax assets is approximately $71 million. Management believes that the Company's recent restructuring efforts will reduce costs to be more in line with expected sales and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and, as such, realization of the net deferred tax assets is not assured.

Deferred tax liabilities for estimated U.S. federal and state taxes of $50.0 million and $55.4 million as of December 31, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $128.2 million and $142.0 million as of December 31, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations, including the Company's manufacturing operations in Malaysia.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The resolution of this issue could ultimately result in additional charges and affect the Company's status of its $112.3 million of permanently invested foreign earnings. The additional deferred U.S. tax liability, if such amounts were no longer considered permanently invested, would be approximately $44 million.

2000 As Compared to 1999

Sales

Total sales for 2000 of $1,300.2 million decreased by $224.9 million, or 14.7%, compared to 1999. This decrease was due primarily to lower Zip and Jaz sales, which were partially offset by higher CD-RW sales. Total drive sales of $781.2 million represented a decrease of $91.2 million, or 10.5%, when compared to 1999. Total drive units decreased by 21.9% compared to 1999. Total disk sales of $506.4 million represented a decrease of $121.8 million, or 19.4%, when compared to 1999. Total disk units decreased by 15.3% compared to 1999. The decrease in total sales was also affected by price reductions and rebates, the majority associated with Zip products, which reflected the Company's strategy to gain increased market penetration for its Zip products.

Sales of Zip products in 2000 were $984.8 million, representing a $217.8 million, or 18.1%, decrease from 1999 sales of $1,202.6 million. Sales of Zip products accounted for 75.7% of total sales in 2000, compared to 78.9% of total sales in 1999. Zip drive sales of $571.7 million for 2000, decreased by $140.6 million, or 19.7%, when compared to 1999. Zip drive sales in 2000 included a $3 million reversal of reserves in the second quarter for prior Zip drive rebate programs due to lower than estimated redemption rates. The prior Zip rebate program ended on May 31, 2000. Zip drive units shipped by Iomega decreased by 27.8% from 1999 due to lower Zip 100MB sales that were partially offset by increased Zip 250MB sales. The decline in Zip drive sales was primarily a result of lower units shipped, price reductions and rebate programs in 2000, partially offset by a higher mix of Zip 250MB sales. Zip OEM drive units shipped accounted for 43% of total Zip drive units shipped in 2000, compared to 51% in 1999. Zip disk sales for 2000 totaled $410.0 million, a 15.0% decrease from 1999. Zip disk units decreased by 15.0% driven by lower Zip 100MB units shipped partially offset by increased Zip 250MB units shipped. The decline in Zip disk sales was primarily a result of lower units shipped and rebate programs for 2000, partially offset by an increased mix of higher margin Zip 250MB disks. Zip disk sales in 2000 included a $3 million reversal of reserves in the second quarter for prior Zip disk rebate programs, which ended on May 31, 2000. Lower Zip units shipped, net of favorable product mix, and pricing actions accounted for $148.8 million and $69.0 million, respectively, of the decrease in Zip sales when compared to 1999.

CD-RW product sales were $123.7 million in 2000, a $99.8 million, or 418.5%, increase over 1999. CD-RW product sales represented 9.5% of total sales in 2000, compared to 1.6% in 1999. CD-RW products began shipping in limited quantities in August 1999. Higher units shipped resulted in $121.0 million in increased CD-RW sales, when compared to 1999. This increase was partially offset by a $21.2 million decrease in CD-RW sales, when compared to 1999, due to pricing actions.

Jaz product sales in 2000 totaled $161.8 million, a $98.0 million, or 37.7%, decrease compared to 1999. Jaz product sales accounted for 12.4% of total sales in 2000, compared to 17.0% in 1999. Jaz drive and disk units shipped decreased by 39.6% and 30.5%, respectively, when compared to 1999. Lower Jaz units shipped and pricing actions accounted for $84.9 million and $13.1 million, respectively, of the decrease in Jaz sales when compared to 1999.

PocketZip product sales totaled $20.3 million in 2000, representing a $7.2 million, or 54.7%, increase over 1999. PocketZip products accounted for 1.6% of total sales in 2000 compared to 0.9% in 1999. PocketZip drive and disk units shipped increased by 75.8% and 242.1%, respectively, when compared to 1999. Higher PocketZip units shipped, which accounted for a $16.7 million increase in PocketZip sales over 1999, were partially offset by pricing actions that resulted in a reduction in PocketZip sales of $9.5 million when compared to 1999. The higher PocketZip units shipped were due primarily to the introduction of HipZip, the Company's new digital audio player in the third quarter of 2000.

Other product sales were $9.5 million in 2000, representing a $16.2 million, or 63.0%, decrease from 1999 sales of $25.7 million. The decrease resulted primarily from lower Ditto product sales in 2000. Ditto product sales were $5.0 million in 2000, which was a $13.9 million, or 73.6%, decrease from 1999 Ditto sales of $18.9 million. In March 1999, the Company sold certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, software, equipment, brand names and product logos. No Company facilities or employees were transferred in connection with the transaction. The Company continued to sell its Ditto finished drives through June 1999 and continues to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

Geographically, sales in the Americas were $855.1 million in 2000 compared to $968.5 million in 1999 and accounted for 65.8% of total sales in 2000, as compared with 63.5% of total sales in 1999. The Americas sales decrease in 2000 of $113.4 million was primarily a result of lower Zip and Jaz sales, partially offset by increased CD-RW sales. Sales in Europe were $335.0 million, or 25.7% of total sales in 2000, as compared to $416.6 million, or 27.3% of total sales, in 1999. The Europe sales decrease of $81.7 million in 2000 was primarily a result of lower Zip, Jaz and Ditto sales, partially offset by increased CD-RW sales. Sales in Asia were $110.1 million, or 8.5% of total sales, compared to $140 million, or 9.2% of total sales, in 1999. The Asia sales decrease of $29.9 million in 2000 resulted from lower Zip and Jaz sales, partially offset by increased CD-RW sales.

Gross Margin

The Company's overall gross margin in 2000 was $489.7 million, or 37.7%, compared to $355.5 million, or 23.3%, in 1999. The increase in gross margin in 2000 of $134.2 million was attributable in part to restructuring charges of $14.1 million taken in 1999 and non-restructuring charges of $66.0 million taken in 1999, partially offset by $7.4 million of non-restructuring charges taken in 2000, plus an increased mix of higher margin Zip 250MB drives (the majority of which are sold as higher margin aftermarket products) and lower material and manufacturing costs in all product lines and a $6 million reversal of reserves related to prior Zip rebate programs as discussed above. Excluding the restructuring and non-restructuring charges in both years, the gross margin for 2000 was 38.2% compared to 28.6% in 1999. Increases in gross margin percentage in 2000 were partially offset by product price reductions and rebate programs. For a more detailed explanation of the restructuring and non-restructuring charges, see the respective sections above.

Segment PPM (Excluding Charges and Reversals)

Total PPM for 2000 of $303.0 million increased $123.3 million, or 68.6%, compared to total PPM of $179.6 million in 1999. Total PPM as a percentage of total sales was 23.3% in 2000 compared to 11.8% in 1999. The $123.4 million increase in total PPM resulted primarily from higher Zip and Jaz PPM and reductions in PocketZip and Other product losses.

Zip segment PPM in 2000 of $296.0 million, increased by $60.5 million, or 25.7% in 2000, when compared to Zip PPM of $235.5 million in 1999. Zip PPM as a percentage of Zip sales increased to 30.1% in 2000, compared to 19.6% in 1999. The increase was due primarily to an increased mix of higher margin Zip 250MB products, lower overall material and variable overhead costs of $98.0 million and lower operating expenses of $21.5 million and a $6 million reversal of reserves related to prior Zip rebate programs as discussed above. These margin improvements were partially offset by lower overall Zip drive and disk units shipped, price reductions and various rebate programs conducted throughout the year to stimulate sales.

The CD-RW segment had a $1.7 million product loss, or (1.3)% of CD-RW sales in 2000, compared to a product loss of $8.4 million, or (35.3)% of CD-RW sales in 1999. The product loss was due primarily to product development and launch costs incurred as the Company introduced several new CD-RW drives during 2000. The Company began shipping CD-RW products in limited quantities during August 1999. This segment has lower margins than the Company's other segments due to the Company manufacturing only a small percentage of the drives being sold. CD-RW margins benefited from increased volume, with manufacturing costs being reduced by $12.4 million. These increases were partially offset by higher operating expenses of $8.8 million resulting from new product launches and higher marketing costs.

Jaz segment PPM in 2000 of $44.1 million increased by $15.0 million, or 51.6%, compared to 1999 Jaz PPM of $29.1 million. Jaz PPM as a percentage of Jaz sales increased to 27.2% in 2000, compared to 11.2% in 1999. This increase resulted primarily from $52.9 million in lower material and manufacturing costs and $20.8 million in lower operating expenses when compared to 1999. These lower expenses reflect the cost savings from the restructuring actions taken in June 1999 by closing the Milpitas, California facility and discontinuing certain development projects. These margin improvements were partially offset by lower shipments of Jaz drives and disks and from price reductions.

PocketZip segment product loss of $27.1 million for 2000 improved $25.9 million compared to a $53.0 million product loss in 1999. The reduced PocketZip product loss in 2000 was primarily due to lower operating expenses of $17.5 million and lower cost of sales of $16.1 million, partially offset by pricing actions discussed above. Operating expenses were lower in 2000 due to lower marketing costs and research and development expenditures.

Other product loss of $8.4 million in 2000 improved $15.1 million, or 64.4%, from a product loss of $23.5 million in 1999. The improved Other product loss resulted primarily from the Ditto segment. In March 1999, the Company sold certain assets associated with its Ditto segment, including intellectual property, exclusive manufacturing rights, software, equipment, brand names and product logos. The Company continued to sell its Ditto finished drives through June 1999 and continues to sell Ditto cartridges and certain Ditto finished drives in accordance with the agreement entered into with the purchaser of the Ditto assets.

General corporate expenses that were not allocated to PPM were $152.1 million in 2000, an increase of $40.5 million, or 36.3%, compared to $111.6 million in 1999. The increase in general corporate expenses resulted primarily from higher common sales and marketing expenses which increased by $22.9 million compared to 1999 due to increased use of professional services, increased expenditures associated with the higher sales and marketing headcount and increased marketing expenditures to raise corporate brand awareness. The remainder of the increase in general corporate expenditures was primarily from higher common product management expenditures and bonus accruals in 2000.

Selling, General and Administrative Expenses (Including Bad Debt Expense or Credits)

Selling, general and administrative expenses of $287.7 million for 2000 decreased by $4.4 million, or 1.5%, compared to 1999. The lower expenditures for 2000 were primarily from decreased sales and marketing, and general and administrative expenses of $3.4 million and $1.0 million, respectively. The lower sales and marketing expenses resulted from $12.6 million in lower product management expenses and $6.3 million in lower non-advertising related sales and marketing expenditures that were partially offset by a $15.5 million increase in advertising expenditures. Included in the $6.3 million decrease in non-advertising related sales and marketing expenditures was a $7.8 million reduction in bad debt expense. The Company recorded a $2.6 million bad debt credit or reduction in the allowance for doubtful accounts in 2000 compared to a $5.2 million bad debt expense or increase in the allowance for doubtful accounts in 1999. The reduction in the allowance for doubtful accounts in 2000 was a result of improved trade receivable agings due to collection of older receivables, lower overall trade receivables and recovery on specific accounts previously deemed uncollectable. At December 31, 2000, the Company had $7.4 million in trade receivables in excess of 180 days past due compared to $8.8 million at December 31, 1999. The $15.5 million in higher advertising expenditures resulted primarily from the Company's television advertising campaign during the fourth quarter of 2000.

Selling, general and administrative expenses increased as a percentage of sales from 19.2% in 1999 to 22.2% for 2000, primarily as a result of lower sales during 2000.

Research and Development Expenses

Research and development expenses of $58.6 million for 2000 decreased by $17.9 million, or 23.4%, when compared to 1999 and decreased as a percentage of sales to 4.5% in 2000 from 5.0% in 1999. The $17.9 million decrease was primarily the result of lower spending on PocketZip (other than HipZip), Jaz and Zip projects partially offset by development costs associated with HipZip, FotoShow, software and Peerless projects.

Interest and Other Income and Expense

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

The Company maintained a full valuation allowance of $15.4 million at December 31, 2000, for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $35.4 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully valued because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards relate. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

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

Liquidity and Capital Resources

At December 31, 2001, the Company had total cash, cash equivalents and temporary investments of $329.1 million compared to $377.9 million at December 31, 2000, a decrease of $48.8 million, or 12.9%. At December 31, 2001, $4.1 million of the total cash on deposit in the United States was restricted in connection with the Rinaldi, et al. v. Iomega Corporation lawsuit (see below for more details).

At December 31, 2001, $135.5 million of the total cash, cash equivalents and temporary investments were on deposit in the United States compared to $199.2 million at December 31, 2000.

At December 31, 2001, the remaining $193.6 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe) compared to $178.7 million at December 31, 2000. Deferred tax liabilities for estimated U.S. federal and state taxes of $50.0 million and $55.4 million as of December 31, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $128.2 million and $142.0 million as of December 31, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million considered permanently invested. The additional deferred U.S. tax liability, if such amounts were no longer considered permanently invested, would be approximately $44 million. If the Company decides to solve the underutilization problem of the Company's Penang, Malaysia manufacturing facility through divestment or outsourcing, this divestment could ultimately result in additional charges and affect the Company's status of these permanently invested foreign earnings. Cash dividends of foreign earnings (such as the repatriation of any of the $193.6 million of foreign cash) to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

Working capital of $314.9 million decreased by $75.3 million from $390.2 million at December 31, 2000. The decrease in working capital in 2001 was primarily a result of lower cash, cash equivalents and temporary investments, trade receivables and inventories, partially offset by lower accounts payable and other current liabilities. The Company's ratio of current assets to current liabilities increased slightly to 2.4 to 1 at the end of 2001, compared to 2.3 to 1 at the end of 2000.

During 2001, cash used by operating activities amounted to $12.3 million, a decrease of $262.0 million compared to cash provided from operating activities of $249.7 million for 2000. The lower cash provided from operating activities resulted primarily from lower operating results and from changes in current assets and current liabilities as described below.

Accounts receivable decreased in 2001 primarily from lower sales. Inventory decreased in 2001 primarily from lower levels of Zip and Jaz inventory, partially offset by increased Peerless inventory. Accounts payable decreased primarily from lower levels of purchasing that resulted from lower sales volumes and cost reductions. The decrease in other current liabilities was due to a combination of decreases in other accrued liabilities, accrued advertising, accrued payroll, deferred revenue and accrued warranty, partially offset by increases in accrued restructuring and purchase commitments.

During 2001, the Company repurchased 2,624,360 shares of the Company's Common Stock for $17.6 million. During 2000, the Company repurchased 299,620 shares for $7.2 million. As of December 31, 2001, approximately $125.2 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company's Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company's available cash.

For 2001, the Company made $16.3 million in cash payments related to 2001 and 1999 restructuring actions and made $21.9 million in cash payments related to the second and third quarter non-restructuring actions.

In connection with the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, as part of the Court's June 29, 2001 order, the Court issued an award of $4.1 million for plaintiff attorneys' fees. The Company has funded $4.1 million into an escrow account. The Company has title to the escrow account and interest received on this account becomes part of the escrow balance. However, the Company is restricted to using this cash only for the payment of plaintiff attorney's fees once this lawsuit is settled. This cash is reported separately as restricted cash in the Company's Consolidated Balance Sheets. For more information about the lawsuit, see Note 6 to the Consolidated Financial Statements.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from operations, will be sufficient to fund the Company's anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for restructuring and non-restructuring actions and other activities during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company's future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company's products, the Company's ability to stop its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the progress of the Company's product development efforts, the financial stability of the Company's customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its balance of unrestricted cash, cash equivalents and temporary investments, and cash flows from operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company's expenditures to a level that its cash flows could support.

The Company's balance of unrestricted cash, cash equivalents and temporary investments is its primary source of liquidity. The Company currently does not have a credit facility in place and given the current difficult capital markets, there is no assurance that if needed, the Company would be able to obtain other sources of financing.

Contractual Obligations

The Company's contractual obligations as of December 31, 2001 were as follows:

		Payments due by period
Obligation	Total	Less than 1 Year	1 to 3 Years	After 3 Years
	(in thousands)
Operating leases	$25,478	$5,061	$10,476	$9,941
Restructuring commitments	15,770	12,964	2,806	—
Purchase commitments	13,555	13,555	—	—
Licensing agreements	5,000	1,000	2,000	2,000
Capital lease obligations	1,036	1,036	—	—

Total	$60,839	$33,616	$15,282	$11,941

The Company conducts a substantial portion of its operations from leased facilities and leases certain equipment used in its operations. Aggregate lease commitments under noncancelable operating leases are shown in the table above. The Company purchases the majority of its components on purchase orders. These purchase orders generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase orders are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand, which could result in excess capacity and purchase commitments. The Company's purchases commitments are shown above. The Company has entered into a licensing agreement whereby the Company will make annual payments of $1 million each January with the final payment occurring in January 2006 for use of another company's patents for research and development projects. All capital leases are due to be paid in 2002 and thus are classified as a current liability. See the section above entitled "Restructuring Charges/Reversals" for more detail on the restructuring commitments.

Other Matters

SEC Review

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 10-Q's throughout 2001, in connection with a review of the Company's periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff has also questioned aspects of the Company's accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

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

The Company's management believes that the Company's accounting for each of these matters, which is described in Notes 1 and 4 to the Consolidated Financial Statements, is in accordance with accounting principles generally accepted in the United States. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition in 1998, the subsequent evaluation in 1999 of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company's current financial condition or future results of operations.

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement could result in adjustments to net sales and selling, general and administrative expenses. The extent of these reclassifications, if any, have not yet been determined by the Company. The adoption of EITF 00-25 will have no impact on operating income, net income or earnings per share.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 on January 1, 2002. The adoption of SFAS 141 did not have a material effect on the Company's results of operations, financial position or liquidity.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company will no longer record amortization on goodwill of $3.6 million per year. The Company has not yet made a determination of how much, if any, of the Company's existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company's adoption of SFAS No. 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 on January 1, 2003. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company adopted

SFAS 144 on January 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material effect on the Company's results of operations, financial position or liquidity.

Corporate Headquarters Change

The Company has relocated its Corporate Headquarters from Roy, Utah, to San Diego, California. Approximately 50 employees, 17 of whom are being relocated from Utah, are based in the San Diego area. Among the functions located in San Diego are the principal marketing activities, strategic product sourcing, software applications and customer advocacy, as well as executive staff members and certain personnel in human resources, legal, finance and information technology. Engineering, research and development, sales operations and various other operations such as new product introduction, supply chain management and quality, as well as certain administrative processes will remain in Roy, Utah.

Factors Affecting Future Operating Results

The Company's future operating results will depend in large part on the success of its product solutions for personal computers and other devices. Although the Company believes there is a market demand for personal storage devices, there is no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Company's products achieve and maintain a significant market presence will depend upon a number of factors, including the price, performance, quality and other characteristics of the Company's products and of competing and substitute solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computers and other products containing the Company's drives; the ability of the Company to create consumer demand for its products; the success of the Company's efforts to maintain customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and worldwide economic conditions, including overall market demand for personal computers and other products with which the Company's products can be used.

The Company's business strategy is substantially dependent on maximizing sales of its proprietary Zip disks, which generates significantly higher gross and product profit margins than the related drives or other Company products. If this strategy is not successful, because the Company is unable to stop the decline in drive sales, because the Company is not successful in its strategy to increase disk usage by existing drive customers, because the sales mix between disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company's drive products without infringing the Company's proprietary rights, because any price reductions or promotions on disks fail to produce a commensurate increase in demand, or for any other reason, then the Company's sales would be adversely affected and its results of operations would be disproportionately adversely affected.

Sales of Zip products have accounted for a significant majority of the Company's sales and profits since 1996. However, these sales have been declining and, in the fourth quarter and total year of 2001, Zip sales decreased approximately 35% from both the fourth quarter and total year of 2000. The level of future sales of Zip drives to end user customers will depend in large part on the Company's ability to effectively position the Zip product line features versus CD-RW drives, increase the capacity of its Zip products and to further reduce costs to compete against other substitute technologies. The level of future shipments of Zip drives to OEM customers will depend in large part on the Company's ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive. The Company believes that there is a trend among personal computer OEM customers to adopt internal CD-RW drives as a standard product feature and this trend has adversely impacted the Company's Zip business. This trend is expected to continue and there can be no assurance that the Company will be successful in mitigating the adverse impact. Notwithstanding the foregoing challenges, the Company's future operating results are dependent upon its ability to stabilize the Zip products business and to stop the Zip sales decline. For example, during 2001, the PPM for the Zip business was $153.1 million versus a product loss of $120.6 million on all other product segments (including restructuring and non-restructuring charges). There is no assurance that the Company will be successful in achieving this critical business objective to stabilize and improve its Zip business.

The Company anticipates continued sales decline in the future for the Jaz product platform as a result of the discontinuance of drive sales during the fourth quarter of 2001. Jaz disks will continue to be available in 2002 to support the installed drive base. During 2001, the Company achieved a PPM on its Jaz business of $18.4 million. With the discontinuance of Jaz, there is no assurance that the Company's other high capacity storage products will generate a comparable PPM in 2002.

The Company's business strategy for CD-RW is different from its strategy for its Zip products because all of the drives are sourced from suppliers and marketed under the Iomega brand name without any significant manufacturing activity by the Company. The CD-RW drives do not use proprietary disks and have significantly lower overall gross margins. Given the low gross margins and frequency of new product introductions, the Company must closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to sell the product profitably. There is no assurance that the Company can achieve these objectives. The CD-RW drive market is very competitive and includes several established participants. Since the Company's introduction of its CD-RW products in 1999, the Company has reported product losses on CD-RW each year. For example, during 2001, the Company recorded a product loss of $53.0 million (including restructuring and non-restructuring charges). There is no assurance that the Company will not incur significant losses associated with the CD-RW platform in the future. The Company has developed a new business strategy around its CD-RW products including the selection of a new supplier, significantly reduced overhead associated with this segment, improved inventory management processes and revised channel marketing programs. The Company began implementing this strategy in the third and fourth quarters of 2001 but there is no assurance that this strategy or the CD-RW products will be successful or achieve profitability in 2002. As discussed above, the Company believes that there is a trend among personal computer manufacturers to adopt internal CD-RW drives as a standard product feature. This trend is expected to continue and the Company expects that this will have an adverse impact on the long-term market demand for external CD-RW drives. Further, the Company believes that a long term transition will occur from CD-RW drives to DVD-Recordable drives and that this transition will have an adverse impact on the long term external CD-RW market.

During the second quarter of 2001, the Company began selling its Peerless drive system. In addition to the other risks described herein which relate to all of the Company's products, additional risks relating to the Peerless drive system include the Company's dependency upon a third party for some of the key technology used in the product and the fact that a number of the potential market applications for the Peerless drive system are new. In addition to stabilization of the Zip business, as discussed above, the Company believes that future operating results are further dependent upon the success of the Peerless drive system and other new high capacity, portable HDD offerings. The Company expects this sector to continue to be highly price competitive and the Company's success will depend on its ability to meet aggressive product price and performance targets. Although encouraged by this product, the current implementation of the Peerless drive faces significant cost challenges in light of continued price reductions in the portable HDD market segment in which the product competes. As a result, in 2002 the Company expects to launch newly designed portable HDD devices with the goal of achieving improved competitiveness in this market segment. There is no assurance that the Company will meet these targets or that the Peerless drive system or other new high capacity HDD products will achieve profitability, significant market presence or otherwise be successful.

During 2001, the Company began selling NAS devices under the DataSafe brand. In entering this space, the Company is attempting to leverage its Iomega brand name and its small to medium size business customer base to extend its business into the network infrastructure, or "back office," as opposed to only on the personal computer desktop, or "front office." This sector is dominated by large computer and data storage providers (including Dell, Compaq, IBM and Hewlett Packard), is highly price competitive, primarily relies upon value added sales channels and requires core competencies in server, software and networking technologies. The Company is developing a strategy to address these requirements and challenges. There is no assurance that the Company will be successful in developing the necessary core competencies in this market segment, that the Company's NAS products will be successful, that the Company will be successful in implementing its "back office" strategy, or will achieve profitability on this product line in 2002.

Since the introduction of the PocketZip product line in 1998, the Company has incurred cumulative product losses of $226.6 million. These product losses included non-restructuring charges, totaling $21.5 million, $7.4 million and $55.6 million in 2001, 2000 and 1999, respectively. The Company has taken significant charges related to the net realizable value of inventory, equipment and supplier purchase commitments associated with the PocketZip segment. As a result of these continuing product losses, the Company discontinued its PocketZip product line during the fourth quarter of 2001. As of December 31, 2001, the net assets related to the PocketZip platform were approximately $0.5 million. There is no assurance that there will not be additional charges or liabilities as the Company exits this product line.

The Company had previously entered into various arrangements under which the Company purchased certain flash memory and other memory products from other companies and marketed those products under the Iomega name. Examples of this strategy included Microdrive, CompactFlash and SmartMedia, products all announced since the beginning of the fourth quarter of 2000. The Company incurred significant losses on these products since their launch and, therefore, decided to discontinue them during the fourth quarter of 2001. As of December 31, 2001, there was no net inventory value remaining on these products. However, there is no assurance that there will not be additional charges or liability as the Company exits these products.

With the introduction of several new products such as HipZip (part of the PocketZip segment), FotoShow (part of Other) and various software products (part of Other), the Company attempted to expand into new markets and channels such as digital audio players, digital photo storage/display and packaged software in which the Company did not have significant prior experience. The Company has incurred significant losses on its HipZip and FotoShow products since their launch and, therefore, decided to discontinue them during the fourth quarter of 2001. As of December 31, 2001, there was no net inventory value remaining on the HipZip and FotoShow products. However, there is no assurance that there will not be additional charges or liabilities as the Company exits these products.

As stated above, the Company has invested significant resources in developing and launching new products including PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell these products profitably. Notwithstanding, the Company believes that it must continue to develop new product lines while still maintaining a strong focus on its Zip product line. In addition to NAS products and new high capacity storage products, as described above, the Company expects to review new business opportunities in the areas of software and services. There is no assurance that any new products or services will achieve profitability, significant market presence or otherwise be successful.

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

The Company's future operating results are subject to risks associated with general economic conditions and consumer confidence. A decrease in consumer spending could have a direct impact on the Company's sales. Any disruption in general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company's results.

The Company believes that economic conditions in the personal computer industry have deteriorated and this downturn has affected the computer resellers, distributors and retailers who sell the Company's products. Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectable. This event could adversely affect the Company's financial results. For example, during the second, third and fourth quarters of 2001, the Company saw deterioration in its accounts receivable agings and collection issues with specific customers contributing to the decision to increase its allowance for doubtful accounts. There is no assurance that the Company won't be required to further increase its allowance for doubtful accounts in the future.

Management of the Company's inventory levels is very complex. The Company's customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company's ability to meet demand; the Company's and competitors' inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company's products compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company's results of operations. For example, during the second quarter of 2001, the Company recorded inventory reserves of $16.8 million, loss accruals for related supplier purchase commitments of $18.3 million and accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. During the third quarter of 2001, the Company recorded additional inventory reserves of $15.1 million and contract cancellation costs of $9.1 million. There is no assurance that there will not be additional charges related to excess supply in the future.

The Company's business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers represent a business risk that the loss of one or more accounts could adversely affect the Company's financial condition or operating results. The Company's customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. The Company believes that there is a trend among personal computer OEM customers to adopt CD-RW drives as a standard product feature and this trend has adversely impacted the Company's Zip business. This trend is expected to continue and there can be no assurance that the Company will be successful in mitigating the adverse impact.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to profitably sell its products at lower prices in response to competitive and market factors. The Company is continuing to focus on reducing the manufacturing costs of its products by reducing the cost of parts and components used in the Company's products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; reducing overhead and burden rates and decreasing defect rates. The need to further reduce costs is particularly important for the Company's OEM business, as OEM customers are highly price sensitive. If the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties, the Company's ability to reduce manufacturing costs may be adversely affected. Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized, which has an adverse impact on the overhead and burden applied to the Company's products. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. There is no assurance that the Company will be able to resolve this issue, or that charges relating to the future consolidation of the Company's manufacturing facilities will not be required.

The Company faces development, manufacturing and demand risks with regard to recently introduced products and future products. Future operating results will also depend on the Company's ability to effectively manage obsolescence risks associated with products that are phased out and its success in anticipating and ramping to volume production of new or enhanced products. The factors described above relating to the Company's products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future.

The Company has experienced problems and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has in the past recalled certain products and experienced manufacturing interruptions due to quality problems. Further, during the month of September 2001, various shipments of the Company's products to customers and receipt of products from suppliers were temporarily delayed following September 11, 2001. The Company is in the process of outsourcing its European product distribution center and logistics. In any such complex outsourcing project, delays, disruptions and other problems may occur. Any product availability, delays, disruption, shipping, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company's sales and net income, result in damage to the Company's reputation in the marketplace and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company's products could provide an opportunity for competing products to increase their market share.

Future operating results also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could result in an injunction against future product shipments, require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products and also include the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Also, many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the

Company without guaranteed supply arrangements. The Company has entered into an agreement with Lite-On Corporation where Lite-On has become the provider of substantially all of the Company's CD-RW drives. The hard disk components used in the Peerless disks are obtained exclusively from IBM. Media used in Zip 100MB and 250MB disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments and head stack assemblies ("HSAs") used in Zip notebook drives are obtained exclusively from SAE Magnetics. Further, the HSAs used in Zip drives are considered to be mature technologies. A supplier of one of the components used to produce the HSAs has announced its intention to discontinue manufacturing. The Company is in the process of negotiating an "end-of-life" purchase of these components. Other suppliers of components of HSAs or other assemblies may discontinue one or more components. In any such case, the Company would similarly attempt to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase would be available. Moreover, there can be no assurance that any estimate of future requirements would be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company's material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The purchase orders under which the Company buys many of its components generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand. Any misestimate of demand can result in either insufficient or excess capacity and/or purchase commitments. During the second quarter of 2001, the Company recorded charges of $18.3 million for supplier purchase commitments and $16.8 million for inventory reserves. During the third quarter of 2001, the Company recorded charges of $15.1 million for inventory reserves and $9.1 million for the termination of various contractual agreements. There is no assurance that the Company will not be required to take future charges attributable to forecasting inaccuracies.

The Company recorded restructuring and other charges during the second, third and fourth quarters of 2001 of $47.1 million, $64.4 million and $4.6 million, respectively, in connection with the following restructuring and other actions: to adjust the Company's operating structure in accordance with sales expectations, reduce the Company's break-even point and improve operating cash flow; reduce the Company's global workforce in all functional areas during 2001 by 1,465 persons or approximately 43% from 3,429 employees at December 31, 2000; streamline the Company's supply chain and logistics strategy, including the closure and outsourcing of the Company's distribution facility in North Carolina; planned closure in 2002 and outsourcing of the Company's distribution center and logistics in Europe; consolidate labor-intensive tasks into Malaysia; consolidate the Company's operations and facilities, including the relocation of Corporate Headquarters to San Diego, California; and revise the Company's product strategy. There is no assurance that additional restructuring and other actions will not be necessary in 2002.

For example, although the Company has consolidated its manufacturing operations into its 376,000 square foot Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The implementation of any of the alternatives being considered could result in additional charges.

Although the Company has already significantly reduced operational expenses, there is no assurance that these reductions are sustainable. Management expects that these restructuring and other actions will reduce future operational and manufacturing expenses. Management further expects the need to implement additional operational cost reductions. However, there is no assurance that the Company will be successful in its efforts to reduce expenses in future periods. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. The Company may experience disruptions of Information Technology systems and other business operations. The Company may incur legal liability and claims associated with the restructuring and mass layoff. In consolidating facilities, including outsourcing of functions previously performed at the Company's European distribution center, the Company may experience disruptions in product shipments. Any disruption could adversely affect the Company's financial results.

The Company's success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer replacing Bruce R. Albertson who resigned as President and Chief Executive Officer in May 2001. With this change in the Chief Executive Officer, the Company has had several other changes in its senior management team including the hiring of a new Chief Financial Officer, General Counsel, Executive Vice President of Operations and Research and Development, Vice President of Human Resources and Facilities and several other officers. The Company's success will depend in part on its ability to attract and retain highly skilled personnel and to maintain continuity and stability within the Company's senior management team.

During the third quarter of 1999, the Company announced plans to cease manufacturing operations in Avranches, France and ceased operations shortly thereafter. There is no assurance that the Company's cessation of manufacturing operations in France will not result in significant additional legal or other costs that have not already been accrued for in the restructuring charges recorded in 1999. See Note 6 to the Consolidated Financial Statements for more information concerning Nomai litigation.

Significant portions of the Company's sales are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company's international sales transactions are generally denominated in U.S. dollars. However, beginning in January 2002, the Company began invoicing the majority of its European customers in Euros. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see "Quantitative and Qualitative Disclosures About Market Risk" below).

During the third quarter of 2001, the Company partially reserved its domestic deferred tax assets and maintained a valuation allowance for certain foreign net operating loss carryforwards for which the associated operations have been shut down. These valuation allowances were recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. At December 31, 2001, net deferred tax assets not covered by valuation allowances was $27.6 million. The minimum amount of future taxable income that would have to be generated to realize these net deferred tax assets is approximately $71 million. As such, as business conditions change, there is the risk that the Company may not be able to realize its remaining unreserved net deferred tax assets and may have to increase the valuation allowance for these assets in the future.

The Company has substantial balances of cash, cash equivalents and temporary investments. Significant portions of these balances are invested in investment grade instruments and securities, including commercial paper and corporate bonds. The Company monitors these investments in accordance with the Company's investment policy. There can be no assurance that adverse events or developments in regard to a corporate or municipal issuer would not have a material adverse affect on the Company's financial position.

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $20.00 (the market price at July 1, 2000, which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. For example, during 2001, approximately 43,000 shares were forfeited or cancelled, leaving a balance of approximately 173,000 shares subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks. The Company did not have any significant debt outstanding at December 31, 2001. Should the Company need to borrow funds in the future, it would be subject to interest rate risks. The Company is also subject to interest rate risks on its current cash balances. For example, if the interest rate on the Company's interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $3.6 million in 2001. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company's response to such hypothetical conditions.

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

The fair value of the Company's forward contracts is subject to change as a result of potential changes in market rates and prices. If the United States dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would increase or decrease by approximately $1.2 million at December 31, 2001. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts are offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on income statement translation, sales volume and prices, and on local currency costs of production. As of December 31, 2001, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposure and hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in the Financial Statements and Supplementary Data listed in Item 14 of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

The Audit Committee of the Board of Directors of Iomega Corporation ("Iomega") annually considers and recommends to the Board the selection of independent public accountants. On March 19, 2002, after an extensive evaluation process and as recommended by Iomega's Audit Committee, the Board of Directors decided to appoint Ernst & Young LLP as Iomega's independent auditors for the 2002 fiscal year, replacing Arthur Andersen LLP ("Arthur Andersen").

Arthur Andersen has issued unqualified or "clean" opinions for the years ended December 31, 2001, 2000 and 1999. There were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001, 2000, 1999 and through March 19, 2002 (the date Ernst & Young LLP was appointed), the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosure. The response of Arthur Andersen stating their agreement to the foregoing disclosure was filed as an exhibit on Form 8-K, which was filed on March 21, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The other information required by this item appears in the sections of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders entitled "ITEM ONE—ELECTION OF DIRECTORS" and "—STOCK OWNERSHIP INFORMATION—Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading "EXECUTIVE OFFICERS OF THE COMPANY."

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item appears in the sections of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders entitled "ITEM ONE—ELECTION OF DIRECTORS—DIRECTOR COMPENSATION", "—EXECUTIVE COMPENSATION" and "—Compensation Committee Interlocks and Insider Participation" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required by this item is contained in the section of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders entitled "ITEM ONE—ELECTION OF DIRECTORS—STOCK OWNERSHIP INFORMATION—Ownership by Management and Principal Shareholders", which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is contained in the sections of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders entitled "ITEM ONE—ELECTION OF DIRECTORS—EXECUTIVE COMPENSATION—Employment and Severance Agreements", which section is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

  (a)
  Documents Filed with Report:

  (1)
  Consolidated Financial Statements

      The financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

    (2)
    Consolidated Financial Statement Schedule

      The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.

    (3)
    Exhibits

      The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

    On October 1, 2001, the Company filed a Form 8-K under Item 5, "Other Events" containing a press release issued by the Company on September 28, 2001 announcing the Company's one-for-five reverse stock split effective on September 28, 2001. No financial statements were included.

IOMEGA CORPORATION
FORM 10-K
ITEMS 8, 14(a) AND 14(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iomega Corporation:

We have audited the accompanying consolidated balance sheets of Iomega Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iomega Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 15, 2002

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$219,949	$255,572
Restricted cash	4,144	—
Temporary investments	104,953	122,347
Trade receivables, less allowance for doubtful accounts of $11,559 and $8,858, respectively	89,396	139,461
Inventories	57,913	102,497
Deferred income taxes	39,978	43,471
Income taxes receivable	4,025	3,758
Other current assets	14,165	15,301

Total current assets	534,523	682,407

Property, plant and equipment, at cost:
Machinery and equipment	207,377	245,064
Buildings	19,044	19,044
Leasehold improvements	19,582	35,536
Furniture and fixtures	15,826	17,055
Construction in process	4,805	585

	266,634	317,284
Less: Accumulated depreciation and amortization	(211,437)	(215,695)

	55,197	101,589

Goodwill, net	11,691	15,408

Other intangibles, net	9,744	13,885

Other assets	2,820	2,150

	$613,975	$815,439

The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	December 31, 2001	December 31, 2000
Current liabilities:
Accounts payable	$68,550	$108,168
Accrued payroll, vacation and bonus	10,150	21,020
Margin on deferred revenue	13,813	16,776
Accrued marketing	36,608	53,557
Accrued warranty	10,856	13,315
Accrued restructuring charges	15,770	4,001
Accrued purchase commitments	13,555	3,378
Other accrued liabilities	49,307	69,688
Current portion of capitalized lease obligations	1,036	2,311

Total current liabilities	219,645	292,214

Capitalized lease obligations, net of current portion	—	210

Other long-term liabilities	3,018	3,791

Deferred income taxes	12,374	30,684

Commitments and contingencies (Notes 3, 4, 5 and 6)
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock; authorized 400,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value; authorized 400,000,000 shares; issued 54,572,019 and 54,470,117 shares, respectively	1,819	1,815
Additional paid-in capital	307,413	306,140
Less: 3,085,888 and 461,528 Common Stock treasury shares, respectively, at cost	(30,867)	(13,267)
Retained earnings	100,573	193,852

Total stockholders' equity	378,938	488,540

	$613,975	$815,439

The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Sales	$834,297	$1,300,184	$1,525,129
Cost of sales	645,504	810,500	1,169,630

Gross margin	188,793	489,684	355,499

Operating expenses:
Selling, general and administrative	213,204	290,333	286,860
Research and development	49,522	58,577	76,481
Restructuring charges (reversals)	38,946	(4,814)	51,699
Bad debt expense (credits)	7,121	(2,637)	5,201

Total operating expenses	308,793	341,459	420,241

Operating income (loss)	(120,000)	148,225	(64,742)
Interest income	15,806	21,907	6,414
Interest expense	(432)	(4,176)	(7,161)
Other expense	(1,499)	(3,638)	(5,768)

Income (loss) before income taxes	(106,125)	162,318	(71,257)
Benefit (provision) for income taxes	12,846	7,312	(32,232)

Net income (loss)	$(93,279)	$169,630	$(103,489)

Net income (loss) per common share:
Basic	$(1.74)	$3.13	$(1.92)

Diluted	$(1.74)	$3.07	$(1.92)

Weighted average common shares outstanding	53,489	54,110	53,859

Weighted average common shares outstanding—assuming dilution	53,489	55,998	53,859

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 1998	53,637,219	$1,788	$293,355	$(6,088)	$127,711	$416,766
Sale of shares pursuant to exercise of stock options at an average price of $7.70 cash per share	457,482	15	3,561	—	—	3,576
Tax benefit from dispositions of employee stock	—	—	2,145	—	—	2,145
Conversion of convertible subordinated notes to Common Shares	6,076	—	150	—	—	150
Issuance of Common Shares under Employee Stock Purchase Plan	54,839	2	1,335	—	—	1,337
Issuance of Restricted Common Shares to Directors in lieu of cash fees	10,738	—	303	—	—	303
Net loss	—	—	—	—	(103,489)	(103,489)

Balances at December 31, 1999	54,166,354	1,805	300,849	(6,088)	24,222	320,788
Sale of shares pursuant to exercise of stock options at an average price of $11.85 cash per share	253,199	9	2,992	—	—	3,001
Purchase of 299,620 Common Shares at an average price of $23.95 cash per share	—	—	—	(7,179)	—	(7,179)
Tax benefit from dispositions of employee stock	—	—	1,447	—	—	1,447
Conversion of convertible subordinated notes to Common Shares	3,726	—	91	—	—	91
Issuance of Common Shares under Employee Stock Purchase Plan	41,637	1	644	—	—	645
Issuance of Restricted Common Shares to Directors in lieu of cash fees	5,201	—	117	—	—	117
Net income	—	—	—	—	169,630	169,630

Balances at December 31, 2000	54,470,117	1,815	306,140	(13,267)	193,852	488,540
Sale of shares pursuant to exercise of stock options at an average price of $8.36 cash per share	44,584	1	371	—	—	372
Tax benefit from dispositions of employee stock	—	—	227	—	—	227
Purchase of 2,624,360 Common Shares at an average price of $6.71 cash per share	—	—	—	(17,600)	—	(17,600)
Issuance of Common Shares under Employee Stock Purchase Plan	53,135	3	605	—	—	608
Issuance of Unrestricted Common Shares to Directors in lieu of cash fees	3,478	—	51	—	—	51
Issuance of Restricted Common Shares to Directors in lieu of cash fees	1,385	—	23	—	—	23
Fractional share payout of 1 for 5 reverse stock split	(680)	—	(4)	—	—	(4)
Net loss	—	—	—	—	(93,279)	(93,279)

Balances at December 31, 2001	54,572,019	$1,819	$307,413	$(30,867)	$100,573	$378,938

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(93,279)	$169,630	$(103,489)
Non-cash revenue and expense adjustments:
Depreciation and amortization	49,732	68,043	97,286
Deferred income tax (benefit) provision	(14,817)	(12,787)	44,924
Non-cash inventory write-offs	29,314	2,829	39,571
Loss on fixed assets and other assets	15,942	5,986	4,269
Bad debt expense (credits)	7,121	(2,637)	5,846
Non-cash restructuring charges (reversals)	9,787	(1,517)	34,796
Tax benefit from dispositions of employee stock	227	1,447	2,145

	4,027	230,994	125,348
Changes in assets and liabilities:
Trade receivables, net	42,944	38,687	43,362
Inventories	15,270	(2,307)	25,105
Other current assets	1,136	6,284	3,254
Accounts payable	(39,618)	(27,447)	(30,585)
Other current liabilities	(43,445)	(1,907)	30,207
Accrued restructuring	11,769	(10,774)	14,775
Restricted cash	(4,144)	—	—
Income taxes	(267)	16,152	5,064

Net cash provided by (used in) operating activities	(12,328)	249,682	216,530

Cash flows from investing activities:
Purchase of property, plant and equipment, net of lease proceeds	(18,789)	(28,913)	(46,814)
Purchase of temporary investments	(167,631)	(227,002)	(38,209)
Sale of temporary investments	185,025	142,864	—
Purchase of SyQuest assets	—	—	(12,093)
Net change in other assets/liabilities	(3,865)	(549)	(90)

Net cash used in investing activities	(5,260)	(113,600)	(97,206)

Cash flows from financing activities:
Proceeds from sales of Common Stock	1,050	3,763	5,216
Proceeds from issuance of notes payable and capital leases	—	—	3,532
Payments on notes payable and capitalized lease obligations	(1,485)	(49,800)	(45,639)
Purchase of Common Stock	(17,600)	(7,179)	—

Net cash used in financing activities	(18,035)	(53,216)	(36,891)

Increase (decrease) in cash and cash equivalents	(35,623)	82,866	82,433
Cash and cash equivalents at beginning of year	255,572	172,706	90,273

Cash and cash equivalents at end of year	$219,949	$255,572	$172,706

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

Iomega designs, manufactures and markets innovative data management solutions, based on removable-media technology, for home and office computers. The Company's principal data management solutions include magnetic drives and disks marketed under the trademarks Zip, Iomega CD-RW and Predator and a high performance, portable, external drive device incorporating hard disk technology marketed under the Peerless trademark. The Company also markets Iomega Network Attached Storage ("NAS") servers that organize, share and protect critical business data. Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores and specialty computer stores. The Company sells its products to retail channels directly as well as indirectly through distributors. In addition to sales through these retail channels, the Company has marketing alliances with a variety of companies within the computer and consumer electronics industries. These alliances include original equipment manufacturers ("OEMs") and value added reseller ("VAR") arrangements that provide for certain of the Company's products to be incorporated in new computers and other systems at the time of purchase.

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

Purchase Commitments

The Company purchases the majority of its components on purchase orders. These purchase orders generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase orders are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand, which could result in excess capacity and purchase commitments. Accruals for losses related to firm noncancelable purchase commitments totaled $13.6 million and $3.4 million at December 31, 2001 and 2000, respectively.

Manufacturing Relationships

The Company uses independent parties to manufacture for the Company, on a contract basis, a portion of the Company's products or components. Not all of the Company's manufacturing relationships are covered by binding contracts and certain of the relationships are subject to unilateral termination by the Company's manufacturing partner. Shortages resulting from a change in a manufacturing arrangement could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on operating results. The Company is also susceptible to delivery interruptions as the Company outsources it European product distribution center and logistics facilities.

Reverse Stock Split

On September 28, 2001, the Company's shareholders approved a one-for-five reverse stock split of the Company's outstanding Common Stock shares. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. The par value of the Common Stock was not affected by the reverse stock split and remains at $.03 1/3 per share after the reverse stock split. Consequently, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the reversed common shares from Common Stock to Additional Paid-in Capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Iomega Corporation and its subsidiaries after elimination of all material intercompany accounts and transactions. All entities of the Company have been consolidated and there are no special purpose entities.

Foreign Currency Translation

For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Areas where significant judgments are made include, but are not limited to: allowance for bad debts, deferred income tax asset valuation allowances, revenue recognition, fixed asset impairment, inventory valuation, price protection and rebate reserves, purchase commitments, restructuring charges and warranty reserves. Actual results could differ materially from these estimates.

Revenue Recognition

The Company's customers include OEMs, retailers, distributors, value-added manufacturers and end users. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Revenue, less reserves for estimated returns, is generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables and sales in the accompanying Consolidated Financial Statements. The reserve for estimated returns totaled $6.2 million and $9.8 million at December 31, 2001 and 2000, respectively.

In addition to reserves for estimated returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' 30-day requirements as estimated by management. The channel's 30-day requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company's key customers. The Company defers estimated sales and cost of sales associated with excess channel inventory in its Consolidated Financial Statements. The gross margin associated with deferral of revenue for estimated excess channel inventory totaled $12.8 million and $16.8 million at

December 31, 2001 and 2000, respectively, and is included in margin on deferred revenue in the accompanying Consolidated Balance Sheets.

The Company sells software that is embedded or bundled with some of its drive products, as well as off-the-shelf software. Revenue from the software embedded or bundled with drive products, as well as off-the-shelf software, less reserves for estimated returns, is generally recognized upon shipment to the customer. Software revenue recognition is also subject to price reduction and rebate reserves, and the deferred recognition of revenue on estimated excess inventory in the distribution and retail channels. The Company does not sell any multiple element software packages.

Price Protection and Volume Rebates

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and estimated rebates given to consumers at time of purchase from channel partners for which revenue has been recognized.

Reserves for volume rebates and price protection credits totaled $45.8 million and $39.0 million at December 31, 2001 and 2000, respectively, and are netted against trade receivables in the accompanying Consolidated Balance Sheets. The increase in this reserve for 2001 resulted primarily from increased Zip and CD-RW rebate programs implemented to stimulate sales and increased CD-RW price protections driven by rapidly decreasing CD-RW prices.

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

Restricted Cash

In connection with the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, as part of the Court's June 29, 2001 order, the Court issued an award of $4.1 million for plaintiff attorneys' fees. The Company has funded $4.1 million into an escrow account. The Company has title to the escrow account and interest received on this account becomes part of the escrow balance. However, the Company is restricted to using this cash only for the payment of plaintiff attorney's fees once this lawsuit is settled. This cash is reported separately as restricted cash in the accompanying Consolidated Balance Sheets. For more information about the lawsuit, see Note 6 "Commitments and Contingencies".

Temporary Investments

Investments with maturities in excess of three months are classified as temporary investments. Temporary investments at December 31, 2001 and 2000 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper and corporate notes, bonds and paper with a maximum maturity of 24 months. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Fair Value of Financial Instruments

The book value of all financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Allowance for Doubtful Accounts

The Company establishes an allowance for estimated bad debts by applying specified percentages to the different receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are generally fully reserved. In addition, specific reserves are established for specific customer accounts identified as known collection problems occur due to insolvency, disputes or other collection issues.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2001	2000
	(In thousands)
Raw materials	$15,836	$25,462
Work-in-process	3,739	4,740
Finished goods	33,833	64,648
Inventory associated with estimated returns	4,505	7,647

	$57,913	$102,497

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers that inventory on hand or committed with suppliers which is not expected to be sold within the next nine months as excess and thus appropriate reserves are established through a charge to cost of sales.

Property, Plant and Equipment

When property is retired or otherwise disposed of, the book value of the property is removed from the asset and related accumulated depreciation and amortization accounts, and the net resulting gain or loss is included in the determination of income. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is provided based on the straight-line method over the following estimated useful lives of the property:

Machinery and equipment	2—5 years
Leasehold improvements	5 years
Furniture and fixtures	10 years
Buildings	25 years

Fixed asset reserves are established for those fixed assets that are identified for removal or are otherwise considered impaired. These reserves are included with accumulated depreciation in the accompanying Consolidated Balance Sheets.

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized, which has an adverse impact on the overhead and burden applied to the Company's products. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The implementation of any of the alternatives being considered could result in additional charges.

Other Intangibles and Goodwill

Goodwill and other intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2001, the Company had $11.7 million of unamortized enterprise goodwill arising from the acquisition of Nomai in the third quarter of 1998. The enterprise goodwill is related primarily to the enhancement of the Company's Zip intellectual property. This enterprise goodwill is being amortized on a straight-line basis over a seven-year life. The annual amortization is approximately $3.6 million. The Company has concluded that should it experience a further significant reduction in the Zip product line, an impairment triggering event will have occurred and the enterprise goodwill would need to be re-evaluated for asset impairment.

At December 31, 2001, the Company had approximately $9.7 million of other intangible assets, primarily licensing agreements and intellectual property. The current estimated useful lives for the Company's other intangible assets range from three to seven years.

Accumulated amortization of goodwill and intangibles at December 31, 2001 was $26.2 million.

Advertising

The Company expenses the cost of advertising the first time the advertising takes place, except cooperative advertising or market development funds with distributors and retailers, which are accrued at the time of sale. For the years ended December 31, 2001, 2000 and 1999, advertising expenses totaled approximately $53.9 million, $83.8 million and $76.5 million, respectively.

Restructuring Charges

Restructuring charges, other than amounts for severance and benefits, are recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and the Company has the ability to reasonably estimate costs. Estimated amounts for severance and benefits are accrued once the affected employees have been notified of their termination and severance benefits have been communicated.

Warranty Costs

A one-year limited warranty is generally provided on the Company's Zip, Jaz, CD-RW and PocketZip drives, HipZip digital audio players and FotoShow digital image centers. Certain OEM customers have a three-year limited warranty on the Company's Zip drive. Zip, Jaz and PocketZip disks have a limited five-year warranty. The Peerless drive system has a limited one-year warranty on both the drives and the disks. NAS has warranty periods ranging from one to five years depending on the model purchased. In January 2001, the Company began shipping the Zip U250MB disk, which has a limited 10-year warranty. The Company accrues for warranty costs based on estimated warranty return rates and costs to repair. The Company uses a statistically based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product generally fails early in the usage cycle. Actual warranty costs are charged against this reserve.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2000 was determined under the assumption that the Company's 6.75% convertible subordinated notes (which were redeemed on October 23, 2000) were converted on January 1, 2000. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income (loss) per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
December 31, 2001:
Basic EPS	$(93,279)	53,489	$(1.74)
Effect of options	—	—

Diluted EPS	$(93,279)	53,489	$(1.74)

December 31, 2000:
Basic EPS	$169,630	54,110	$3.13
Effect of options	—	394
Effect of convertible subordinated notes	2,449	1,494

Diluted EPS	$172,079	55,998	$3.07

December 31, 1999:
Basic EPS	$(103,489)	53,859	$(1.92)
Effect of options	—	—
Effect of convertible subordinated notes	—	—

Diluted EPS	$(103,489)	53,859	$(1.92)

Stock options for the year ended December 31, 2001, and stock options and convertible subordinated notes for the year ended December 31, 1999 were not included in the calculation of Diluted EPS as their inclusion would have been antidilutive. For the years ended December 31, 2001, 2000 and 1999, there were outstanding options to purchase 1,908,173 shares, 487,740 shares and 2,296,830 shares, respectively, that had an exercise price greater than the average market price of the common shares for the four preceding quarters.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement could result in adjustments to net sales and selling, general and administrative expenses. The extent of these reclassifications, if any, have not yet been determined by the Company. The adoption of EITF 00-25 will have no impact on operating income, net income or earnings per share.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 on January 1, 2002. The adoption of SFAS 141 will not have a material effect on the Company's results of operations, financial position or liquidity.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company will no longer record amortization on goodwill of $3.6 million per year. The Company has not yet made a determination of how much, if any, of the Company's existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company's adoption of SFAS No. 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 on January 1, 2003. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material effect on the Company's results of operations, financial position or liquidity.

Reclassifications

Certain reclassifications have been made in the prior years' Consolidated Financial Statements and notes to Consolidated Financial Statements to conform to the current year's presentation.

(2) Asset Acquisition

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

(3) Income Taxes

For 2001, the Company recorded an income tax benefit of $12.8 million on a pre-tax loss of $106.1 million reflecting an income tax benefit of $42.0 million, partially offset by a $29.2 million increase in the valuation allowance for net deferred tax assets. Excluding the $29.2 million increase in the valuation allowance, the effective tax benefit rate for 2001 was 39.6%. For 2000, the Company recorded an income tax benefit of $7.3 million on pre-tax income of $162.3 million, reflecting a $72.6 million decrease in the valuation allowance for net deferred tax assets, partially offset by a $65.3 million tax provision. Excluding the $72.6 million decrease in the valuation allowance, the effective tax rate for 2000 was 40.2%. For 1999, the Company recorded an income tax provision of $32.2 million on a pre-tax loss of $71.3 million reflecting a $78.5 million increase in the valuation allowance for net deferred tax assets, partially offset by an income tax benefit of $46.3 million. Excluding the $78.5 million increase in the valuation allowance, the effective tax benefit rate for 1999 was 64.9%. The effective tax benefit rate for 1999 excluding the valuation allowance differs from the statutory rate of 39% primarily from permanently invested foreign earnings.

Income (loss) before income taxes consisted of the following:

	December 31,
	2001	2000	1999
	(In thousands)
U.S.	$(115,047)	$59,960	$(122,104)
Non-U.S.	8,922	102,358	50,847

	$(106,125)	$162,318	$(71,257)

The income tax benefit (provision) consisted of the following:

	December 31,
	2001	2000	1999
	(In thousands)
Current Income Taxes:
U.S. Federal	$—	$1,041	$24,112
U.S. State	(165)	—	368
Non-U.S.	(1,695)	(4,352)	(3,562)

	(1,860)	(3,311)	20,918

Deferred Income Taxes:
U.S. Federal	39,058	(50,731)	12,736
U.S. State	4,329	(5,988)	1,456
Non-U.S.	501	(5,217)	11,147

	43,888	(61,936)	25,339

Total current and deferred income taxes	42,028	(65,247)	46,257
Decrease (increase) in valuation allowance	(29,182)	72,559	(78,489)

Benefit (provision) for income taxes	$12,846	$7,312	$(32,232)

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the actual benefit (provision) recorded by the Company are summarized as follows:

	December 31,
	2001	2000	1999
	(In thousands)
Benefit (provision) at U.S. statutory rate	$37,144	$(56,811)	$24,940
Permanent book/tax adjustment items	(405)	(235)	4,735
State income taxes, net of federal effect	4,245	(6,493)	2,850
Foreign income taxes	(1,695)	(4,352)	(4,647)
Unremitted foreign earnings taxed at less than U.S. rates	—	—	14,606
Foreign tax credits	1,695	4,352	4,496
Other	1,044	(1,708)	(723)

	42,028	(65,247)	46,257
Decrease (increase) in valuation allowance	(29,182)	72,559	(78,489)

Benefit (provision) for income taxes	$12,846	$7,312	$(32,232)

The 2001 tax benefit of $42.0 million, excluding the $29.2 million increase in the valuation allowance, differs by $4.9 million from the benefit of $37.1 million computed by applying the federal statutory rate of 35% to the 2001 pre-tax loss of $106.1 million, primarily due to the tax effect of state income taxes.

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

During the third quarter of 2001, the Company established a U.S. valuation allowance totaling $28.7 million for a portion of its domestic deferred tax assets. After considering its forecasts of taxable income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the third quarter. In the future, as business conditions change, the Company's confidence associated with the likelihood of the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. The remaining $0.5 million increase in the valuation allowance related to foreign net deferred tax assets associated with foreign net operating loss carryforwards.

During 2000, the $72.6 million decrease in the valuation allowance reflected a reduction in deferred tax assets of $35.0 million, an increase in deferred tax liabilities of $24.8 million and the determination that a valuation allowance related to domestic operations was no longer required for net deferred tax assets of $12.8 million at December 31, 2000. A number of factors, including several consecutive quarters of consolidated and U.S. pre-tax income, led to a higher degree of confidence in the Company's ability to realize the net deferred tax assets of $12.8 million at December 31, 2000.

The Company recorded a full valuation allowance in the third quarter of 1999 based on an analysis of all positive and negative evidence available at that time, which indicated the Company would not likely realize its net deferred tax assets. This full valuation of the Company's net deferred tax assets was primarily a result of the cumulative net operating losses for 1998 and the first three quarters of 1999. A portion of this valuation allowance was reversed in the fourth quarter of 1999 as net deferred tax assets were reduced in the fourth quarter of 1999, resulting in a $78.5 million net increase in the valuation allowance during 1999.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2001	December 31, 2000
	(In thousands)
Deferred tax assets:
Current assets:
Trade receivable reserves	$19,099	$14,291
Inventory reserves	6,498	5,493
Accrued expense reserves	28,043	23,501
Other	191	186

Total current deferred tax assets	53,831	43,471

Non-current assets:
Fixed asset reserves	4,729	3,804
Tax credit carryforwards	13,100	12,957
Accelerated depreciation/amortization	2,307	5,046
Foreign net operating loss carryforwards	15,956	15,455
U.S. net operating loss carryforwards	37,233	9,436
Other	250	241

Total non-current deferred tax assets	73,575	46,939

Total deferred tax assets	127,406	90,410

Non-current deferred tax liabilities:
Tax on unremitted foreign earnings	(50,006)	(55,393)
Nomai goodwill	(5,159)	(6,775)

	(55,165)	(62,168)

Current valuation allowance	(13,853)	—
Non-current valuation allowance	(30,784)	(15,455)

Net deferred tax assets	$27,604	$12,787

As reported on the balance sheet:
Current deferred tax assets	$39,978	$43,471

Non-current deferred tax liabilities	$(12,374)	$(30,684)

At December 31, 2001, the Company had $37.2 million of deferred tax assets related to domestic net operating loss carryforwards, which reflected the tax benefit of approximately $95 million in future domestic tax deductions. These carryforwards expire at various dates beginning in 2020 through 2022.

The Company continues to maintain a full valuation allowance of $16.0 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $36 million in future tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

At December 31, 2001, the Company had total deferred tax assets of $127.4 million related to foreign and domestic operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards.

Net deferred tax assets for the Company at December 31, 2001 were $27.6 million. The minimum amount of future taxable income that would have to be generated to realize the net deferrred tax assets is approximately $71 million. Management believes that the Company's recent restructuring efforts will reduce costs to be more in line with expected sales and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and, as such, realization of the net deferred tax assets is not assured.

Deferred tax liabilities for estimated U.S. federal and state taxes of $50.0 million and $55.4 million as of December 31, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $128.2 million and $142.0 million as of December 31, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations, including the Company's manufacturing operations in Malaysia.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The resolution of this issue could ultimately result in additional charges and affect the Company's status of its $112.3 million of permanently invested foreign earnings. The additional deferred U.S. tax liability, if such amounts were no longer considered permanently invested, would be approximately $44 million.

Cash paid for income taxes was $1.7 million, $6.6 million and $2.2 million in 2001, 2000 and 1999, respectively. The Company also received tax refunds of approximately $0.6 million, $22.0 million and $32.5 million during 2001, 2000 and 1999, respectively.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by $0.2 million, $1.4 million and $2.1 million in 2001, 2000 and 1999, respectively. Such benefits were recorded as an increase to additional paid-in capital.

(4) Non-Restructuring Charges

During 2001, the Company recorded non-restructuring charges of $77.1 million, mainly as cost of sales. These charges were recorded in the second and third quarters. During the first quarter of 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales. During 1999, the Company recorded non-restructuring charges of $67.0 million, mainly as cost of goods sold. These 1999 charges were recorded in the second, third and fourth quarters. A breakdown of the charges is included in the table below:

Description of Non-Restructuring Charges	Amount	Financial Statement Category
	(In millions)
2001:
Q2
Products:
Zip	$4.5	Cost of sales
CD-RW	10.0	Cost of sales
HipZip (included in PocketZip segment)	17.9	Cost of sales
FotoShow (included in Other segment)	8.9	Cost of sales
Other (primarily sourced products)	3.6	Cost of sales

	44.9
Separation agreement	1.1	SG&A

	46.0

Q3
Products:
Zip	7.5	Cost of sales
CD-RW	7.5	Cost of sales
HipZip (included in PocketZip segment)	1.9	Cost of sales
PocketZip	1.7	Cost of sales
Peerless (included in Other segment)	2.4	Cost of sales
FotoShow (included in Other segment)	1.8	Cost of sales
Other (software & sourced products)	2.4	Cost of sales

	25.2
Marketing assets and commitments	4.0	SG&A
Excess information technology assets	1.3	SG&A
Other charges	0.6	SG&A

	31.1

Total 2001	$77.1

2000:
Q1
Excess PocketZip disk manufacturing capacity	$3.7	Cost of sales
PocketZip PC Card drive inventory NRV	2.8	Cost of sales
Excess PocketZip PC Card drive manufacturing equipment	0.6	Cost of sales
PocketZip PC Card drive purchase commitments	0.3	Cost of sales

Total 2000	$7.4

1999:
Q2
Excess Jaz manufacturing equipment	$2.4	Cost of sales
Clik! Mobile drive inventory NRV	4.6	Cost of sales

	7.0

Q3
Excess Ditto finished drive inventory	5.2	Cost of sales
Zip and Jaz remanufactured drive components	2.8	Cost of sales
Excess Clik! disk manufacturing equipment and other equipment	3.7	Cost of sales
European bad debt	1.0	SG&A

	12.7

Q4
Excess Clik! PC Card drive inventory	19.0	Cost of sales
Supplier claim for Clik! PC Card drive inventory	16.1	Cost of sales
Excess Clik! PC Card drive equipment	3.7	Cost of sales
Clik! disk inventory NRV	2.5	Cost of sales
Clik! digital camera bundle inventory	6.0	Cost of sales

	47.3

Total 1999	$67.0

NRV = Net realizable value

SG&A = Selling, general and administrative expenses

2001 Non-Restructuring Charges

Second Quarter

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, CD-RW and FotoShow inventory and equipment and loss accruals for related supplier purchase commitments.

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

The Company began shipping a USB Zip 100MB drive in the fourth quarter of 2000. This product was scheduled for replacement by two new lower cost drives in the third quarter of 2001. As a result of sales of the USB Zip 100MB drive not meeting prior Company forecasts, which caused the Company to change future expectations and the transition to the new lower cost drives, the Company recorded inventory reserves of $1.4 million; loss accruals of $1.3 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $1.8 million.

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

The Company began shipping the HipZip digital audio player late in the third quarter of 2000. Sales volumes during the first half of 2001 did not meet the Company's expectations, which caused the Company to change future expectations. The digital audio player market became saturated with competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product was digital camera users. The Company was unsuccessful in its efforts to market this product to these users through both existing and new channels. As a result, sales have not met the Company's prior expectations, which caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million.

Charges recorded for Other products were primarily for sourced products such as Microdrive, Magneto-Optical drives in Europe, and CompactFlash and SmartMedia products which the Company began selling in the first quarter of 2001. As a result of sales not meeting prior expectations, which caused the Company to change future expectations, the Company recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement with Mr. Bruce Albertson, the Company's former President and Chief Executive Officer.

Third Quarter

During the third quarter of 2001, the Company recorded non-restructuring charges of $31.1 million, primarily reflecting write-downs of CD-RW, HipZip, Peerless and FotoShow inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments.

Inventory reserves recorded in the third quarter of 2001 totaled $15.1 million. Contract cancellation costs totaled $9.1 million. The non-restructuring charges also included $6.3 million primarily reflecting the extent to which undiscounted future cash flows were expected to be less than the net book value of related manufacturing equipment and other assets as well as $0.6 million for costs associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

During the third quarter of 2001, due to decreasing sales volumes, the Company entered into a settlement agreement to terminate a third party manufacturer of Zip disk products and consolidate this production into the Company's manufacturing facility in Penang, Malaysia. As a result, during the third quarter of 2001, the Company recorded contract cancellation costs of $4.8 million. In addition, due to declining volumes, the Company recorded write-downs of related manufacturing equipment and miscellaneous supplier commitments amounting to $2.7 million.

During the third quarter of 2001, sales prices for CD-RW products fell short of the Company's expectations for the quarter, causing the Company to further lower future sale expectations and sales prices. Also, higher per unit overhead costs associated with the lower volumes, as well as supplier claims being higher than projected in the second quarter necessitated additional inventory reserves. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $7.2 million to cover inventory in the channel as well as inventory on hand and loss accruals of $0.3 million for contract cancellation costs.

During the third quarter of 2001, sales volumes for the HipZip digital audio player fell short of the Company's expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.9 million to cover primarily inventory in the channel.

During the third quarter of 2001, due to decreasing sales volumes for PocketZip products, the Company recorded $0.5 million of inventory reserves and loss accruals of $1.2 million for contract cancellation costs.

Late in the second quarter of 2001, the Company began shipping Peerless drives and disks in both 10GB and 20GB versions. During the third quarter of 2001, the mix of 10GB to 20GB disks sold was significantly lower than expected, resulting in excess components for Peerless 10GB disks. As a result, during the third quarter of 2001, the Company recorded inventory reserves of $2.4 million for the excess components.

During the third quarter of 2001, sales volumes for the FotoShow digital viewer fell short of the Company's expectations for the quarter, causing the Company to further lower future volume and sales price expectations. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.8 million primarily for inventory on hand.

Charges recorded for Other products were primarily for Microdrive and software. During the third quarter of 2001, the Company lowered future sales expectations for Microdrive. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.3 million primarily for inventory on hand. Charges taken for Other products also included write-downs of intangible software assets of $1.1 million.

During the third quarter of 2001, the Company recorded charges of $2.8 million for canceling various marketing programs as well as write-downs of excess marketing assets of $1.2 million that will no longer be utilized.

During the third quarter of 2001, as a result of the Company's streamlining efforts, the Company wrote-down $1.3 million of impaired information technology software and incurred $0.6 million of charges associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

2000 Non-Restructuring Charges

First Quarter

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

1999 Non-Restructuring Charges

Second Quarter

The $7.0 million of non-restructuring charges recorded in the second quarter of 1999 was comprised of $2.4 million for excess Jaz manufacturing equipment and $4.6 million for a reduction in the estimated net realizable value of Clik! Mobile drive inventory. As a result of its normal quarterly review of manufacturing equipment, a charge of $2.4 million was taken for excess Jaz manufacturing equipment. This excess equipment was created in the second quarter due to a decline in the estimated demand for Jaz products in the second quarter and future quarters, which demonstrated future undiscounted cash flow losses associated with the assets. The $4.6 million in Clik! Mobile drive inventory charges were due to a reduction in the estimated net realizable value of Clik! Mobile drives because expected undiscounted cash flows would not cover material costs, manufacturing costs and direct selling expenses due to a decline in demand. The Clik! platform (renamed to PocketZip in 2000) was relatively new and it did not start shipping in volumes until the first quarter of 1999. At December 31, 1999, the majority of the Clik! Mobile drive units had been scrapped or used as warranty replacement units. These charges were reflected in cost of sales in the accompanying financial statements.

Third Quarter

The $12.7 million of non-restructuring charges recorded in the third quarter of 1999 was comprised of $5.2 million for excess Ditto finished drive inventory, $2.8 million for excess and obsolete Zip and Jaz remanufactured drive component inventory, $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment and a $1.0 bad debt write-off related to a European customer collection issue. The $11.7 million of fixed asset and inventory charges described above were reflected in cost of sales and the $1.0 million bad debt write-off was reflected in selling, general and administrative expenses in the accompanying financial statements. The $5.2 million in Ditto finished drive inventory charges was a result of excess Ditto finished drives that the Company was no longer allowed to sell as a result of a contract entered into during the first quarter of 1999 in connection with the sale of the Ditto assets. The buyer who had purchased certain Ditto assets in the first quarter of 1999 was expected to purchase the remaining Ditto finished drive inventory at the Company's carrying value in the third quarter. However, in the third quarter, the buyer informed the Company that it did not have the financial ability to purchase the remaining Ditto finished drives. At December 31, 2000, the Company had disposed of the majority of these remaining Ditto finished drives. The $2.8 million charge for excess and obsolete Zip and Jaz remanufactured drive components was taken as a result of lower demand from customers for remanufactured drives and an increase in the available number of remanufactured drives created by returned drives from retail customers. In addition, the Company changed its process for handling warranty drives during the third quarter of 1999, which created excess and obsolete components. At December 31, 1999, the majority of these components had been scrapped. The $3.7 million of charges for excess Clik! disk manufacturing equipment and other equipment were primarily the result of the Company not achieving its anticipated drive volumes that resulted in a decline in overall disk volumes. As a consequence, future undiscounted cash flows were not expected to cover the net book value of the applicable assets.

Fourth Quarter

The $47.3 million of non-restructuring charges recorded in the fourth quarter of 1999 were all related to the Company's Clik! family of products and was comprised of: $19.0 million for excess inventory on hand; $16.1 million for a supplier commitment to purchase additional inventory; and $3.7 million in excess manufacturing equipment (which represented the carrying value of the equipment) associated with the Clik! PC Card drive; $2.5 million associated with a reduction in the estimated net realizable value of Clik! disks; and $6.0 million associated with excess inventory and a reduction in the estimated net realizable value of the Clik! digital camera bundle. The $16.1 million supplier commitment related to Clik! PC Card drive inventory which the supplier had manufactured for the Company and the Company was required to purchase. Since the Company already had Clik! PC Card drive inventory on hand that was considered excess, the $16.1 million was reserved. The Company began shipping the Clik! PC Card drive in limited quantities in June 1999. During the fourth quarter of 1999, the Company determined that it had over-estimated demand for the product in the market, which created inventory recoverability issues and probable losses associated with non-cancelable purchase orders. The lower volume of drives being sold in the market also impacted Clik! disk volume and therefore, created inventory recoverability issues associated with Clik! disks, resulting in a reduction of the net realizable value of Clik! disk inventory. The charges associated with the Clik! digital camera bundle inventory resulted from the fact that during the fourth quarter, the Company had to abandon its plans to sell its remaining Clik! digital camera bundle inventory because a discontinued component by a vendor made it impossible to complete final assembly. At December 31, 2000, the Clik! digital camera bundle inventory described above had been disposed. The Clik! PC Card drive and disk inventory is continuing to be sold near breakeven. These charges were reflected in cost of sales in the accompanying Consolidated Financial Statements.

(5) Restructuring Charges/Reversals

During 2001, the Company recorded approximately $39.0 million in net pre-tax restructuring charges. These charges were comprised of approximately $1.1 million related to restructuring actions initiated during the second quarter of 2001, $33.1 million (net of a $0.2 million fourth quarter reversal) related to restructuring actions initiated during the third quarter of 2001 and $4.8 million related to restructuring actions initiated during the fourth quarter of 2001. These restructuring charges consisted of cash and non-cash charges of approximately $28 million and $11 million, respectively. The detail of each of these restructuring actions follows.

2001 Restructuring Actions

Second Quarter 2001

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company's Penang, Malaysia manufacturing facility. The Company's Roy, Utah, manufacturing facility is transitioning from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in charges of $0.3 million for severance and benefit costs.

Second quarter 2001 restructuring reserves in the amount of $0.1 million are included in the Company's current liabilities as of December 31, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. Utilization of the second quarter 2001 restructuring reserves during 2001 is summarized below:

		Utilized
Second Quarter 2001 Restructuring Actions	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
U.S. Manufacturing:
Severance and benefits(a)	$834	$(756)	$—	$78

Singapore Reorganization:
Severance and benefits(a)	252	(252)	—	—

	$1,086	$(1,008)	$—	$78

Balance Sheet Breakout:
Current liabilities(a)	$1,086	$(1,008)	$—	$78

(a)
Amounts represent primarily cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees and paid out all severance payments associated with the second quarter 2001 restructuring actions. The remaining $0.1 million in U.S. manufacturing severance and benefits at December 31, 2001 represents outplacement services, which are anticipated to be paid in the first quarter of 2002.

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company's worldwide workforce. During the fourth quarter, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter restructuring actions but who were not notified of their termination until the fourth quarter.

Of the $33.3 million in total third quarter restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America activities consisted of outsourcing the Company's distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company's North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of 60-day advance notice. Pay in lieu of notice was paid on a continuous basis for a 60-day notice period and separation payments were paid in lump sum at the end of the 60-day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $12.7 million for severance and outplacement costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs. Lease termination costs are being paid on their regular monthly rent payment schedule.

The Asia Pacific activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

During the fourth quarter, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees were identified for termination at September 30, 2001. However, since the employees had not been notified, the Company did not accrue the severance and benefit costs associated with these individuals in the original third quarter restructuring charges. Additionally, in the fourth quarter, $0.7 million of lease termination accruals were reversed due to the Company unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, the Company had originally assumed it would not be able to sublet the facility.

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that will be outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

During the fourth quarter of 2001, it was determined that an additional $0.2 million was required for Europe lease termination costs as a result of the Company not being able to locate a new tenant in Ireland in the timeframe originally estimated in the third quarter.

The Malaysia activities consisted of a workforce reduction of 295 regular employees across almost all business functions (the majority of which were direct labor employees) at almost all levels of the organization. All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter. This workforce reduction resulted in charges of $0.5 million for severance and outplacement costs, all of which were paid during the third quarter of 2001.

Third quarter 2001 restructuring reserves in the amount of $8.9 million and $3.6 million are included in the Company's current liabilities and fixed asset reserves, respectively, as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

		Utilized
Third Quarter 2001 Restructuring Actions	Original Charge			Additions/ (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
North America Reorganization:
Severance and benefits(a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations(a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture(b)	7,227	—	(5,125)	—	2,102
Information technology assets(b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits(a)	850	(1,021)	—	253	82
Lease cancellations(a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture(b)	636	—	(636)	—	—
Other(a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits(a)	1,849	(1,517)	—	—	332
Lease cancellations(a)	182	(49)	—	257	390
Leasehold improvements and furniture(b)	239	—	(4)	—	235
Information technology assets(b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits(a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Current liabilities(a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves(b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees, except for those employees offered retention packages into the first quarter of 2002, and vacated all facilities in connection with the third quarter 2001 restructuring actions. However, since some affected employees were offered retention packages that extended into the fourth quarter of 2001 and the first quarter of 2002, not all severance payments were made as of December 31, 2001. In North America, 3 employees had their transition dates extended into 2002 as a result of projects taking longer than expected to complete. These employees were originally scheduled to complete their transition at December 31, 2001. The majority of severance and benefits reserves on the books at December 31, 2001 are expected to be paid in the first quarter of 2002 with the remainder to be paid in the second and third quarters of 2002. The furniture and information technology assets are expected to be disposed of in the first quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter and a net reversal of $0.2 million in adjustments to the third quarter restructuring charges (see section above entitled "Third Quarter 2001").

The fourth quarter restructuring charges of $4.8 million included $2.7 million associated with exiting lease facilities, of which $1.7 million was for lease cancellation costs and $1.0 million was for leasehold improvements, furniture and equipment, and $2.1 million for severance and benefit costs associated the reduction of 105 regular and temporary personnel in North America and Europe.

Of the $4.8 million in fourth quarter charges, $1.5 million related to restructuring activities in North America and $3.3 million related to restructuring activities in Europe.

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the terminated employees were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 25 individuals will continue to work on a transition basis through various identified dates ending no later than June 30, 2002. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Pay in lieu of notice will be paid on a continuous basis and separation payments will be paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and outplacement costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees will continue to work on transition until March 31, 2002 when the outsourcing project is scheduled to be completed and transitioned to the third party. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. The lease is expected to be vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment are anticipated to be disposed of in the second quarter of 2002.

Fourth quarter 2001 restructuring reserves in the amount of $3.8 million and $1.0 million are included in the Company's current liabilities and fixed asset reserves, respectively, as of December 31, 2001. The fourth quarter 2001 restructuring charges are summarized below:

		Utilized
Fourth Quarter 2001 Restructuring Actions	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
North America Reorganization:
Severance and benefits(a)	$1,503	$—	$—	$1,503

Europe Reorganization:
Severance and benefits(a)	591	—	—	591
Lease cancellations(a)	1,698	—	—	1,698
Leasehold improvements, furniture and equipment(b)	983	—	—	983

	3,272	—	—	3,272

	$4,775	$—	$—	$4,775

Balance Sheet Breakout:
Current liabilities(a)	$3,792	$—	$—	$3,792
Fixed asset reserves(b)	983	—	—	983

	$4,775	$—	$—	$4,775

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

1999 Restructuring Actions

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal). These charges were a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the accompanying 1999 financial statements. The $14.1 million charge was comprised of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately in the accompanying 1999 Consolidated Financial Statements.

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

Second Quarter 1999

During the second quarter ended June 27, 1999, the Company recorded pre-tax restructuring charges of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the 1999 financial statements. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company's magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company's facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charges were comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego; and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company's operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. The restructuring charges consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

Second Half 1999

During the third quarter ended September 26, 1999, the Company recorded pre-tax restructuring charges of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives which resulted in the Company's discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the accompanying 1999 financial statements. Additional charges of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, receivables and inventory, a $2.1 million charge for a write-off of intangibles associated with miscellaneous discontinued Nomai products and exit costs including contract obligations associated with service contracts associated with the Avranches operations. The second half restructuring charges also included reserves of $11.5 million for inventory and fixed asset associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges, and severance and benefit charges associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

1999 Activity/Changes in 1999 Restructuring Reserves.    The 1999 restructuring reserves originally totaled $67.8 million of which $2.0 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $31.8 million are included in the Company's balance sheet as of December 31, 1999, in current liabilities, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 1999 are summarized below:

		Utilized
1999 Restructuring Actions:	Original Charge				Balance 12/31/99
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling(b)	$12,150	$—	$(4,451)	$—	$7,699
Inventory(b)	4,620	—	(3,864)	—	756
Purchase commitments(a)	3,440	(2,723)	—	—	717

	20,210	(2,723)	(8,315)	—	9,172

U.S. Reorganization:
Severance and benefits(a)	9,700	(6,106)	—	(2,000)	1,594
Leasehold improvements/furniture(b)	4,300	—	(1,204)	—	3,096
Lease terminations(a)	3,000	(632)	—	—	2,368

	17,000	(6,738)	(1,204)	(2,000)	7,058

France/Scotland Consolidation:
Contract obligations(a)(c)	2,610	(974)	(110)	—	1,526
Severance and benefits(a)	984	(944)	—	—	40
Lease cancellations(a)	399	(221)	(9)	—	169
Leasehold improvements/furniture(b)	338	—	(121)	—	217
Other exit costs(b)	368	(94)	(239)	—	35

	4,699	(2,233)	(479)	—	1,987

Manufacturing Cessation—Avranches, France:
Equipment and fixtures(b)	2,845	—	—	—	2,845
Inventory(b)	228	—	—	—	228
Trade receivables(b)	287	—	(240)	—	47
Other commitments(a)(d)	1,359	—	—	—	1,359
Contract obligations(a)	1,581	—	—	—	1,581
Intangibles(b)	2,065	—	(2,065)	—	—
Other prepaid assets(b)	1,091	—	(1,091)	—	—
Severance and benefits(a)	3,891	(138)	—	—	3,753

	13,347	(138)	(3,396)	—	9,813

Clik! Product Streamlining:
Inventory(b)	3,344	—	(3,344)	—	—
Manufacturing equipment(b)	3,700	—	(1,579)	—	2,121
Purchase commitments(a)	4,448	(2,940)	—	—	1,508

	11,492	(2,940)	(4,923)	—	3,629

Longmont, Colorado:
Severance and benefits(a)	425	(300)	—	—	125
Prepaid royalties/development(b)	600	—	(600)	—	—

	1,025	(300)	(600)	—	125

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

Balance Sheet Breakout:
Current liabilities(a)	$32,205	$(15,072)	$(358)	$(2,000)	$14,775
Fixed asset reserves(b)	23,333	—	(7,355)	—	15,978
Inventory reserves(b)	8,192	—	(7,208)	—	984
Other prepaid/trade receivables(b)	4,043	—	(3,996)	—	47

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

At December 31, 1999, the Company had terminated the employment of all affected employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the 1999 restructuring actions. Depreciation and rent were charged to normal operations until the facilities were vacated.

The majority of the manufacturing equipment/tooling associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it has taken longer than expected to dispose of these assets. These fixed assets have not been utilized since the restructuring actions were announced.

The Company planned on terminating the employment of 450 individuals in connection with the second quarter 1999 restructuring actions. At that time, the Company paid severance on a continuous basis as opposed to a lump sum payment. Several of the employees in California were offered retention packages requiring them to continue to work for the Company into the third or fourth quarters of 1999 and therefore, their severance pay did not begin until later in 1999. The retention packages were offered to individuals at all levels of development and administrative functions necessary to transfer product and process knowledge to Roy, Utah and close down the facilities in Milpitas and San Diego, California. These retention costs totaled $0.6 million and were included in the severance charge. Through December 31, 1999, the Company had terminated 355 regular and temporary employees, consisting primarily of operations and product development employees located in Milpitas and San Diego, California and Roy, Utah, sales personnel located in Paris, France and product development employees located in Scotland. Due to attrition and a strong job market, a number of positions planned for elimination were voluntarily vacated, which resulted in a $2.0 million reversal of severance and benefit reserves in the fourth quarter of 1999.

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

2000 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $31.8 million are included in the Company's balance sheets as of December 31, 2000 and 1999, respectively, in current liabilities, fixed asset reserves, inventory reserves and trade receivables.

Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2000 are summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling(b)	$7,699	$—	$(6,510)	$(1,189)	$—
Inventory(b)	756	—	(748)	(8)	—
Purchase commitments(a)	717	(317)	—	(400)	—

	9,172	(317)	(7,258)	(1,597)	—

U.S. Reorganization:
Severance and benefits(a)	1,594	(1,594)	—	—	—
Leasehold improvements/furniture(b)	3,096	—	(3,096)	—	—
Lease terminations(a)	2,368	(1,568)	—	(800)	—

	7,058	(3,162)	(3,096)	(800)	—

France/Scotland Consolidation:
Contract obligations(a)(c)	1,526	(112)	—	—	1,414
Severance and benefits(a)	40	(40)	—	—	—
Lease cancellations(a)	169	(169)	—	—	—
Leasehold improvements/furniture(b)	217	(82)	(135)	—	—
Other exit costs(b)	35	(35)	—	—	—

	1,987	(438)	(135)	—	1,414

Manufacturing Cessation—Avranches, France:
Equipment and fixtures(b)	2,845	(566)	(2,279)	—	—
Inventory(b)	228	—	(228)	—	—
Trade receivables(b)	47	—	—	—	47
Other commitments(a)(d)	1,359	(848)	—	—	511
Contract obligations(a)	1,581	—	—	—	1,581
Severance and benefits(a)	3,753	(3,258)	—	—	495

	9,813	(4,672)	(2,507)	—	2,634

Clik! Product Streamlining:
Manufacturing equipment(b)	2,121	—	(604)	(1,517)	—
Purchase commitments(a)	1,508	(596)	(12)	(900)	—

	3,629	(596)	(616)	(2,417)	—

Longmont, Colorado:
Severance and benefits(a)	125	(125)	—	—	—

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

Balance Sheet Breakout:
Current liabilities(a)	$14,775	$(8,662)	$(12)	$(2,100)	$4,001
Fixed asset reserves(b)	15,978	(648)	(12,624)	(2,706)	—
Inventory reserves(b)	984	—	(976)	(8)	—
Trade receivables(b)	47	—	—	—	47

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

During the second quarter of 2000, the Company reversed $1.6 million of restructuring reserves associated with the discontinuance of development projects. The excess restructuring reserves were a result of negotiating reductions in purchase commitments or cancellation charges on inventory and vendor equipment and higher than expected proceeds from equipment disposals. Additionally in the second quarter of 2000, the Company reversed $0.9 million of restructuring charges associated with Clik! product streamlining as a result of the Company negotiating reductions in purchase commitments.

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closure of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher rates than had been anticipated. Also in the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! product streamlining. Due to the development of the Company's HipZip digital audio player during the third quarter of 2000, it was determined that certain Clik! manufacturing equipment, previously reserved in the third quarter of 1999 as part of the 1999 restructuring reserves, could be utilized in the Company's Penang facility.

As of December 31, 2000, all of the restructuring reserves associated with the 1999 U.S. restructuring actions had been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products, discontinued development projects and Clik! product streamlining; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities; payment of severance and benefits in the United States and disposition of all France and Scotland assets and liabilities except for the contract obligations, other commitments, severance and benefits and some accounts receivables in France. The contract obligations in France remain under dispute and therefore had not been settled as of December 31, 2000. Therefore, the restructuring reserves related to manufacturing cessation in Avranches, France will take longer to utilize.

2001 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $3.0 million are included in the Company's balance sheets as of December 31, 2001 and 2000, respectively, in current liabilities and trade receivables. Utilization of the 1999 restructuring reserves during the year ended December 31, 2001 is summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/00			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
France/Scotland Consolidation:
Contract obligations(a)(c)	$1,414	$—	$—	$1,414

Manufacturing Cessation—Avranches, France:
Trade receivables(b)	47	—	(47)	—
Other commitments (a)(d)	511	(433)	(62)	16
Contract obligations(a)	1,581	—	—	1,581
Severance and benefits(a)	495	(495)	—	—

	2,634	(928)	(109)	1,597

	$4,048	$(928)	$(109)	$3,011

Balance Sheet Breakout:
Current liabilities(a)	$4,001	$(928)	$(62)	$3,011
Trade receivables(b)	47	—	(47)	—

	$4,048	$(928)	$(109)	$3,011

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

The contract obligations in France remain under dispute and therefore have not been settled. The Company is unable to predict when the litigation relating to these obligations will be resolved. Thus there was no utilization of the contract obligation reserves during year ended December 31, 2001. There can be no assurance that the Company's cessation of manufacturing operations in France will not result in significant legal or other costs that have not been accrued for in the restructuring charges.

(6) Commitments and Contingencies

Litigation

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company's financial position or results of operations, except that, as indicated below, an adverse judgment in the Valitek case could have an adverse effect on the Company's financial position, or the settlement of or adverse judgment with respect to certain claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs (or is implemented).

On September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleged that a defect in the Company's Zip drives caused an abnormal clicking noise that may indicate damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and, on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a "Notice of Claim" under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs' Delaware Consumer Fraud Act claim (the "Texas Claim"). The Texas Claim purports to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demands relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys' fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Superior Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court held a hearing on June 8, 2001 to consider final approval of the settlement and the objections raised against such approval. On June 29, 2001, the Court issued an order approving the settlement, which will become final after all appeals of the order are resolved. On July 23, 2001, an objector to the settlement filed a notice of appeal from the Court's order and subsequently filed an appellant's brief in the Supreme Court of the State of Delaware on September 12, 2001. The appellant asserted that the trial court erred in a) certifying the class, b) approving the settlement and c) approving the attorneys' fees. The Company and the attorneys for the named plaintiffs filed briefs in support of the settlement. On December 18, 2001, the Delaware Supreme Court heard oral argument. On January 15, 2002, that Court remanded the matter for further proceedings in the Delaware Superior Court, so that the Superior Court could make additional findings and address additional questions concerning the proposed settlement. The Superior Court set a schedule calling for briefing regarding additional findings related to the settlement and is expected to submit its additional findings to the Delaware Supreme Court on May 17, 2002. Thereafter, the Delaware Supreme Court is expected to issue a ruling on the settlement after considering the lower court's additional findings.

The proposed settlement, the material terms of which are described in this paragraph, will not be implemented unless and until all appeals are fully resolved. Under the settlement, class members who have not opted out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip drive products and/or disks. The level of the rebate will depend on whether the class member's Zip drive manifested a clicking problem. In addition, the Company may offer a secondary rebate of $4 to $15 on Zip disks to those class members who make a qualified purchase under the initial rebate program; this would be available if certain conditions in the settlement are met. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding clicking Zip drives. It will also make a charitable donation of Zip drives and related software, disks and services, with a total retail value of $1 million. Finally, counsel for the class applied to the Court for an award of attorneys' fees and costs in the amount of $4.7 million. As part of the Court's June 29, 2001 order, it issued an award of $4.1 million for these attorneys' fees. The Company has funded $4.1 million into an escrow account. The Company has title to the escrow account and interest received on this account becomes part of the escrow balance. However, the Company is restricted to using this cash only for the payment of plaintiff attorney's fees once this lawsuit is settled. The accompanying financial statements reflect accruals for the charitable donations and for plaintiffs' attorneys' fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company's part. Although the Company does not expect this settlement or, if the settlement is overturned on appeal, the Rinaldi suit, or the Texas Claim to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

On June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. Valitek alleged that the Company's sale of the parallel port version of the Zip and Jaz drive products constitutes patent infringement as the products incorporate features or functions that allegedly infringe one or more claims of a Valitek patent. The case was later transferred, pursuant to motion by the Company, to U.S. District Court for the District of Utah, Northern Division. The complaint requests injunctive relief against the Company, as well as monetary damages. The plaintiffs have asserted damages of approximately $40 million and have further asserted willful infringement and requested treble damages. On October 26, 1999, the Court granted the plaintiff's motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. Valitek has settled its lawsuit against Hewlett-Packard and Imation. A hearing is set for April 2002, to address pre-trial issues, summary judgment and construction of the patents at issue. The parties have also scheduled a mediation of the dispute in April 2002. Unless a settlement acceptable to the Company can be negotiated, the Company intends to vigorously defend against this suit. Given the magnitude of damages asserted in this dispute, an adverse ruling could have a material adverse effect on the Company's results of operations or financial condition.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. ("Castlewood"), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for

infringing the Company's U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company's registered trademarks "Iomega," "Zip" and "Jaz." The complaint further alleges that Castlewood has engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requests monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company's claims and requesting a declaratory judgment that the Company's patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company's U.S. Patent No. 6,049,444. The Company's complaint requests monetary damages and injunctive relief enjoining Castlewood from further infringement. Castlewood responded to the complaint on September 15, 2000. The two complaints filed by Iomega in the United States District Court for the District of Utah have been consolidated. A pre-trial conference is scheduled for May 1, 2002, and trial is set for June 3, 2002. The Company intends to vigorously prosecute this case.

On December 8, 2000, IPDN Corporation filed a patent infringement complaint against the Company, IPDN Corporation v. Iomega Corporation, in the U.S. District Court for the Eastern District of Missouri. IPDN alleged that the Company's sale of the HipZip product constitutes patent infringement as the HipZip incorporates features or functions that allegedly infringe one or more claims of the IPDN patents. On March 14, 2001, the Company filed a motion to transfer the litigation to Utah and that motion was granted. The case is now pending before the United States District Court in Utah. On January 16, 2002, IPDN filed a Chapter 11 bankruptcy petition. During February 2002, the Court dismissed IPDN's complaint for failure to prosecute and gave IPDN ten days from the date of the signed order to file a Motion for Reconsideration. Subsequently, the Court granted IPDN an extension until April 19, 2002 to retain legal counsel in Utah to pursue the case.

On March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL ("AMM") in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM's production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company's Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM before the Tribunal de Grande Instance de Paris. On July 24, 2001, the Court granted the preliminary injunction against AMM's further manufacturing or commercialization of the Swap 100MB disk. In August 2001, AMM appealed against the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, however, it continued its appeal. On October 31, 2001, the Paris Appeals Court denied AMM's appeal and ruled that the injunction shall remain in effect while the underlying infringement case continues on the merits. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

Nomai/AMM Litigation

Nomai S.A. ("Nomai") is a French subsidiary of the Company that was acquired during the third quarter of 1998. Nomai is currently engaged in several litigation matters that revolve around (1) Nomai's acquisition of certain assets of RPS Media S.A, in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets, (2) AMM's involvement in a research and development contract known as the "Magic" project and (3) Nomai's subsequent disposition of AMM in September 1999.

On February 18, 2000, Maître Jean Jacques Savenier, the Commissaire à l'execution du Plan (bankruptcy trustee) for RPS Media, S.A., filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai's former management before the Commercial Court of Albi, France in connection with Nomai's acquisition during 1997 of certain assets of RPS Media in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $13,400) until Nomai invests FF 48 million (approximately $6.4 million) and hires 100 people. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $13,400) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately $6,700) for non-compliance. Nomai immediately appealed the ruling to the Toulouse Court of Appeals. Enforcement of the daily penalty has been temporarily stayed by the parties pending issuance of the appeals court ruling. Nomai intends to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (parties involved with AMM in the Magic project) filed a lawsuit before the Commercial Court of Toulouse, France against AMM. Nomai is obligated to indemnify for and defend against the lawsuit under the agreement whereby Nomai divested its ownership of AMM to its new owner, Alain Bouttier. Neither Iomega nor Nomai are named parties to the lawsuit. The lawsuit alleges breach of contract and other claims relating to the Magic project. The plaintiffs claim total damages of approximately FF 75 million (approximately $10.0 million). On May 15, 2001, the Court consolidated this lawsuit with the second Magic project lawsuit referenced below. As the defendant AMM is now in liquidation, the court has ordered Conseil & Technique to serve a writ of summons on AMM's liquidator. Iomega International and Nomai intend to vigorously defend against these allegations.

On March 29, 2001, Conseil & Technique filed a lawsuit before the Tribunal de Commerce of Toulouse against Iomega International and Nomai. This lawsuit is based on the same matter as the Magic project lawsuit against AMM described above. Conseil & Technique claims that Nomai and Iomega International sabotaged the Magic project and interfered with AMM's performance of the agreements underlying the Magic project to prevent the development of a competing product. The lawsuit asks the court to recognize Conseil & Technique as the owner of the intellectual property rights in the Magic project and to award damages against Nomai and/or Iomega International totaling approximately FF 8 million (approximately $1.1 million). On June 19, 2001, the Court held a procedural hearing. As noted above, the two Magic project lawsuits have now been consolidated. Iomega International and Nomai intend to vigorously defend against these allegations.

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation before the Tribunal de Commerce of Albi. The complaint claims that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $17.3 million). The Court scheduled an initial hearing for September 28, 2001 and decided to consolidate this case with the Savenier case mentioned above. A hearing was scheduled for February 8, 2002, but has been postponed due to an ongoing court strike. Iomega International and Iomega Corporation intend to vigorously defend against these allegations.

On June 25, 2001, AMM filed an action in the Tribunal de Commerce of Albi seeking modification of the RPS Media, S.A. bankruptcy plan. Although Iomega Corporation and Iomega International are not parties to this action, the Court required representatives of both companies to appear at a hearing to consider AMM's claims. In particular, AMM sought modification to the employee requirements under the plan. AMM also alleged damages of FFR 27.3 million (approximately USD $3.6 million) based on its allegations that Iomega Corporation and Iomega International interfered with its ability to comply with the bankruptcy plan. On July 24, 2001, the Court denied AMM's request to modify the plan as well as AMM's claim of damages. It ruled, however, that both Iomega Corporation and Iomega International were parties to the bankruptcy plan. The Company appealed this aspect of the Court's ruling to the Toulouse Court of Appeals, which held a hearing on February 5, 2002. On March 14, 2002, the Court of Appeals reversed and vacated the lower court's ruling on procedural grounds.

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

Lease Commitments

The Company conducts a substantial portion of its operations from leased facilities and leases certain equipment used in its operations. Aggregate lease commitments under noncancelable operating leases in effect at December 31, 2001 are as follows:

Years Ending December 31,	Lease Commitments
(In thousands)
2002	$5,061
2003	3,829
2004	3,553
2005	3,094
2006	2,845
Thereafter	7,096

$25,478

Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $7.6 million, $8.7 million and $14.2 million, respectively.

All capital lease obligations are due to be paid in 2002 and thus are classified as a current liability. The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments at December 31, 2001:

Years Ending December 31,	Future Minimum Lease Payments
(In thousands)
2002	$1,040

Total net minimum lease payments	1,040
Less: Amount representing interest	(4)

Present value of net minimum lease payments	1,036
Less: Current portion	(1,036)

$—

Purchase Commitments

The Company purchases the majority of its components on purchase orders. These purchase orders generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase orders are based on estimated sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate demand, which could result in excess capacity and purchase commitments. Accruals for losses related to firm noncancelable purchase commitments totaled $13.6 million and $3.4 million at December 31, 2001 and 2000, respectively.

Cash Bonus Plan

The Company has a management incentive cash bonus plan that provides for payments to officers and key employees based on certain consolidated financial objectives and other functional and individual performance objectives. At December 31, 2001, the Company accrued approximately $0.4 million for certain guaranteed management bonuses that were paid in January 2002. At December 31, 2000, the Company had accrued approximately $7.1 million for management bonuses that were paid in March 2001. At December 31, 1999, no management bonuses were accrued.

Profit Sharing Plan

The Company has a profit sharing plan that provides for payments to all eligible employees of their share of a pool that is based on the Company's annual income before income taxes. During 2001, employees were required to have completed one year of continuous employment to be eligible. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. A portion of the profit sharing pool is paid throughout the year on a quarterly basis. The Company did not accrue for or pay any profit sharing for 2001. The Company paid or accrued approximately $1.6 million in profit sharing for 2000. The Company did not accrue for or pay any profit sharing for 1999.

Stock Option Exchange Program

For the Company's Stock Option Exchange Program ("Exchange Program"), the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $20.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. For example, during 2001, approximately 43,000 shares were forfeited or cancelled, leaving a balance of approximately 173,000 shares subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Foreign Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company's functional currency is the United States dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies, the Singapore dollar and the Japanese yen. The contracts normally have maturities that do not exceed three months.

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

At December 31, 2001, outstanding forward exchange purchase (sales) contracts, which all mature in March 2002, were as follows (rates are quoted as United States dollar per other currency unit):

	Amount	Contracted Forward Rate	Spot Rate
Australian Dollar	60,000	1.96	1.96
British Pound	(2,900,000)	.69	.69
European Currency Unit	(6,700,000)	1.13	1.13
Japanese Yen	76,000,000	130.25	131.14
Singapore Dollar	2,075,000	1.88	1.85
Swiss Franc	(950,000)	1.68	1.67

The contracts are revalued at the month-end spot rate. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(7) Notes Payable

Cash paid for interest was $0.2 million, $3.8 million and $9.3 million in 2001, 2000 and 1999, respectively, including interest on capital leases. Included in interest expense for 2000 and 1999, respectively, was $1.2 million and $1.7 million of amortization of deferred charges associated with obtaining the debt and applicable amendments. With the redemption of the subordinated notes in October of 2000, there are no more deferred charges to be amortized.

Line of Credit

On March 11, 1997, the Company entered into a $200 million Senior Secured Credit Facility with Morgan Guaranty Trust Company of New York, Citibank, N.A. and a syndicate of other lenders. During 1998 and 1999, the Company and the lenders agreed to several amendments to and waivers under the Senior Secured Credit Facility, the most recent of which was entered into on October 14, 1999, (the "Credit Facility"). As a result of the October 1999 amendment, the Credit Facility was reduced to $75 million and certain financial covenants were amended to be effective for the period ended September 26, 1999. The Company cancelled the Credit Facility in May 2000, two months prior to the Credit Facility's scheduled expiration date of July 14, 2000. There had been no borrowings on the credit line since December 1998.

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

(9) Preferred Stock

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. The Company's Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2001, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

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

(10) Preferred Stock Purchase Rights

In July 1989, the Company adopted a shareholder rights plan (the "1989 Rights Plan") and declared a dividend of one-fifteenth of one preferred stock purchase right for each outstanding share of Common Stock (which amount is not adjusted to give effect to the one-for-five stock split which occurred after the expiration of the 1989 Rights Plan). Under certain conditions, each right could be exercised to purchase one one-hundredth of a share of Series C Stock at an exercise price of $15. The 1989 Rights Plan expired in accordance with its terms on August 14, 1999.

In July 1999, the Company adopted a shareholder rights plan to replace the expiring 1989 Rights Plan (the "1999 Rights Plan") and declared a dividend of five rights (adjusted for the one-for five reverse stock split effected on September 28, 2001) for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 16, 1999. Each right, when exercisable, entitles the registered holder to purchase from the Company 1/1000 of a share of Series A Stock, at a purchase price of $28.88 in cash, subject to adjustment. The rights will not become exercisable unless a person acquires beneficial ownership of 20% or more of the Company's Common Stock or commences a tender offer that, if consummated, would result in a person acquiring 20% or more of the Company's Common

Stock. At any time prior to the tenth business day (or such later date as may be determined by the Company's Board of Directors) after a person acquires 20% or more of the Company's Common Stock, and in certain other circumstances, the Company may redeem the rights at a price of $.001 per right, payable in cash or stock. The rights expire on July 29, 2009, unless earlier redeemed or exchanged.

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

(11) Stock Compensation Plans

All per share amounts, outstanding shares and stock options have been retroactively restated in the stock compensation plans for all periods presented to reflect the reverse stock split described in Note 1.

Stock Option Exchange Program

On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program ("Exchange Program"), pursuant to which the Company has granted approximately 216,000 new stock options at an exercise price of $17.95 in exchange for approximately 380,000 previously outstanding stock options, which had exercise prices above $17.95. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $20.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. For example, during 2001, approximately 43,000 shares were forfeited or cancelled, leaving a balance of approximately 173,000 shares subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

At December 31, 2001 and 2000, the Company's Common Stock price was below $20.00 per share. Thus no compensation expense was recognized in either year related to the Exchange Program.

Pro forma Compensation Impact

At December 31, 2001, the Company had five stock-based compensation plans, which are described below. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized except for the options received under the Stock Option Exchange Program discussed above. Had compensation cost for options under the Company's five stock-based compensation plans which are not subject to variable plan accounting been determined based on the fair value of the option at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Net income (loss)
As reported	$(93,279)	$169,630	$(103,489)

Pro forma	$(95,694)	$163,977	$(106,278)

Basic EPS
As reported	$(1.74)	$3.13	$(1.92)

Pro forma	$(1.79)	$3.03	$(1.97)

Diluted EPS
As reported	$(1.74)	$3.07	$(1.92)

Pro forma	$(1.79)	$2.97	$(1.97)

Stock Price Assumptions

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in calculating compensation cost for grants: expected stock price volatility of 56%, 58% and 56% for 2001, 2000 and 1999, respectively; a risk-free interest rate of 4.00%, 6.19% and 5.59% for 2001, 2000 and 1999, respectively; and an expected average life of 3.25 years, 3.10 years and 3.64 years for 2001, 2000 and 1999, respectively.

Stock Incentive Plans

The Company has three stock incentive plans: the 1981 Stock Option Plan (the "1981 Plan"), the 1987 Stock Option Plan (the "1987 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The 1981 Plan has expired and no further grants may be made under this plan. As of December 31, 2001, there were no outstanding options remaining under the 1981 Plan. The 1987 Plan has also expired and no further grants may be made under this plan. However, all remaining outstanding options previously granted under this plan remain in effect. The 1997 Plan provides for the grant of incentive stock options ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options ("NSOs") and restricted stock awards. Under the 1997 Plan, the Company may grant options for up to 4,100,000 shares of Common Stock to the Company's officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of the Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted for a term of up to 11 years. At December 31, 2001, the Company had reserved 4,370,633 shares of Common Stock pursuant to awards granted or to be granted under these three plans.

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1981, 1987 and 1997 Plans for the years ended December 31, 2001, 2000 and 1999 at their respective weighted average exercise prices.

	2001		2000		1999
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	2,294	$19.88	2,614	$27.13	3,349	$28.79
Granted	1,409	11.25	1,573	18.77	970	19.42
Exercised	(45)	8.33	(243)	12.41	(447)	7.99
Forfeited	(1,030)	18.31	(1,650)	43.14	(1,258)	32.43

Outstanding at end of year	2,628	16.07	2,294	19.88	2,614	27.13

Options exercisable at year-end	945	19.68	805	19.40	988	25.45
Weighted average fair value of options granted during the year		$4.74		$7.95		$8.90

The number of shares available for future grant under the 1997 Plan totaled 1,742,196 at December 31, 2001.

Director Stock Option Plans

The Company has a 1987 Director Stock Option Plan (the "1987 Director Plan") and a 1995 Director Stock Option Plan (the "1995 Director Plan"), which was amended during 1997 and 1998. The 1987 Director Plan has expired and no further options may be granted under this plan; however, outstanding options previously granted under this plan remain in effect. Under the 1995 Director Plan, the Company may grant options for up to 480,000 shares of Common Stock. The 1995 Director Plan currently provides for the grant to each non-employee Director of the Company, on his or her initial election as a Director, of an option to purchase 10,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 2,000 shares of Common Stock on each anniversary of his or her initial election following the full vesting of the initial option grant or on each April 24 in the case of Directors who were serving as Directors when the plan was adopted in 1997. All options generally become exercisable in five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of the Company. Directors entitled to receive an initial or annual option can instead elect to receive a series of monthly options covering, in total, the same number of shares that the single option grant would have covered. Each monthly option in a series will vest such that the total number of shares vested at any time is equal to the number that would have been vested if a single option had been granted. Under both plans, the exercise price per share of the option is equal to the fair market value of the Company's Common Stock on the date of grant of the option. Any options granted under either plan must be exercised no later than ten years from the date of grant. All options granted under the plans are nonstatutory. At December 31, 2001, the Company had reserved 602,400 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

The following table presents the options granted, exercised and forfeited under the 1987 and 1995 Director Plans for the years ended December 31, 2001, 2000 and 1999 at their respective weighted average exercise prices.

	2001		2000		1999
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	172	$10.05	182	$11.03	166	$9.79
Granted	23	18.79	16	17.86	30	30.17
Exercised	—	—	(10)	0.67	—	—
Forfeited	(2)	39.45	(16)	34.90	(14)	36.88

Outstanding at end of year	193	10.83	172	10.05	182	11.03

Options exercisable at year-end	147	7.42	136	5.40	142	4.30
Weighted average fair value of options granted during the year		$6.89		$8.75		$13.75

The number of shares available for future grants under the 1995 Director Plan was 409,391 at December 31, 2001.

The following table summarizes information about awards outstanding under all plans at December 31, 2001.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000's) Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000's) Exercisable at 12/31/01	Weighted Average Exercise Price
$0.52 to $2.95	196	2.0 years	$1.18	196	$1.18
$5.00 to $11.00	678	9.6 years	7.13	91	7.42
$12.95 to $19.38	1,287	8.1 years	16.85	408	17.77
$19.45 to $29.06	492	6.8 years	21.14	257	21.34
$29.38 to $44.06	117	4.9 years	37.37	101	37.51
$44.08 to $81.88	51	4.6 years	55.05	39	57.01

	2,821	7.6 years	15.71	1,092	18.03

(12) Employee Stock Purchase Plans

The Company adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants are able to purchase shares of the Company's Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of the Company's Common Stock begin each January 1 and July 1. Each offering commencement date begins a six-month period during which payroll deductions will be made and held for the purchase of Common Stock at the end of each six-month period at a price equal to 85% of the Common Stock's closing price at the end of the six-month period. An aggregate of 600,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 2001, a total of 210,569 shares have been purchased pursuant to these plans.

(13) Retirement Plan

The Iomega Retirement and Investment Savings Plan (the "IRIS Plan") permits eligible employees to make tax deferred investments through payroll deductions. During 2001, employer matching contributions consisted of a basic match of 50% of a participant's contributions over $600 up to 5% of eligible earnings paid every two weeks and a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match was based on Company profitability goals, with the match percentage determined annually by the Company's Board of Directors. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 ("ERISA"). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. During 2001, employer matching contributions were based on a four-year vesting schedule. Under this IRIS plan, after four years of service, employees would become immediately vested in all matching contributions. The Company contributed approximately $2.4 million, $1.5 million and $1.9 million to the IRIS Plan for the years ended December 31, 2001, 2000 and 1999, respectively. In addition the Company accrued approximately $2 million for discretionary contributions to the IRIS Plan for the year ended December 31, 2000, which the Company paid in 2001.

(14) Nonqualified Deferred Compensation Plan

Beginning in 1998, the Company offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provides for the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of annual base salary and up to 100% of bonus. The Company's obligations under this plan are unfunded, for tax purposes and for purposes of Title I of ERISA and unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period.

(15) Business Segment Information

The Company has four reportable segments based primarily on the nature of the Company's products and end-user customers: Zip, CD-RW, Jaz and PocketZip. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Company's CD-RW segment involves the final assembly (on certain models), distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment (formerly Clik!, until renamed in 2000) involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world. The PocketZip segment also included the development, manufacture, distribution and sales of HipZip digital audio players, which began shipping in the fourth quarter of 2000.

The "Other" category includes: Peerless drive systems, which began shipping in the second quarter of 2001; FotoShow digital image centers (previously shown as a part of the Zip segment), which began shipping in the fourth quarter of 2000; sourced products such as Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards, NAS; Iomega software products such as Lifeworks and Iomega QuikSync; Ditto tape products and other miscellaneous items. During 2001, the Peerless drive system contributed the majority of "Other" sales, while Ditto contributed the majority of "Other" sales during 2000 and 1999.

Subsequent to the end of 2001, the Company has discontinued the Jaz drive and PocketZip product lines, including HipZip, which was being reported in the PocketZip segment. Under the "Other" category, the Company has discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company will continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

During 2001, the Company recorded non-restructuring charges of $77.1 million, of which $71.5 million was charged to the respective product lines mainly as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow, CD-RW and other inventory and equipment and other assets and loss accruals for related supplier purchase commitments and other various contractual arrangements. During 2001, the Company recorded restructuring charges of $1.3 million associated with CD-RW.

During 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales, primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. During 2000, reversals of restructuring charges originally recorded in 1999 that were associated with the Jaz and PocketZip product lines totaled $4.8 million.

During 1999, the Company recorded non-restructuring charges of $67.0 million, mainly as cost of sales. These charges were primarily for writedowns of Clik!, Ditto, Zip and Jaz inventory, excess Clik! and Jaz manufacturing equipment, and loss accruals for Clik! supplier purchase commitments. Non-restructuring charges allocated to the product lines during 1999 totaled $66.0 million. Restructuring charges assigned to the Jaz, PocketZip, CD-RW and Other product lines during 1999 totaled $62.2 million (see Notes 4 and 5 for more detailed discussions on the non-restructuring charges and restructuring charges, respectively).

The Company evaluates performance based on product profit margin ("PPM") for each segment. PPM is defined as sales and other income directly related to a segment's operations, less both fixed and variable manufacturing costs, research and development expenses and selling, general and administrative expenses directly related to a segment's operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. Segment assets consist of inventory, fixed assets and intangibles. In 1999 and 2000, corporate fixed assets were allocated based on capital expenditures for each operating segment. In 2001, capital expenditures were specifically identified to each product segment. In 2001, corporate fixed asset allocations were equal to the beginning of the year. Corporate depreciation was allocated based on the segment's percentage of fixed assets to total fixed assets.

The information in the following tables is derived directly from the segments' internal financial reporting information used for corporate management purposes (all Zip and Other segment amounts have been restated to show both the current classification of FotoShow in Other and other items as currently presented to management). The expenses attributable to general corporate activity are not allocated to the operating segments.

Sales, PPM/(Product Loss) and Other Information by Significant Business Segment

	2001	2000	1999
	(In thousands)
Sales:
Zip	$635,332	$984,823	$1,202,609
CD-RW	104,344	123,708	23,857
Jaz	64,945	161,819	259,792
PocketZip	6,968	20,302	13,126
Other	22,708	9,532	25,745

Total sales	$834,297	$1,300,184	$1,525,129

PPM (product loss) before charges and reversals:
Zip	$165,101	$296,015	$235,488
CD-RW	(34,218)	(1,666)	(8,416)
Jaz	18,397	44,088	29,084
PocketZip	(15,857)	(27,119)	(53,024)
Other	(28,166)	(8,367)	(23,495)

Total PPM	105,257	302,951	179,637
Common expenses (without (charges)/reversals allocated to PPM or product loss):
General corporate expenses	(109,192)	(152,140)	(111,630)
Restructuring reversals (charges)	(38,946)	4,814	(65,773)
Non-restructuring charges	(77,119)	(7,400)	(66,976)
Interest and other income (expense)	13,875	14,093	(6,515)

Income (loss) before income taxes	$(106,125)	$162,318	$(71,257)

Non-restructuring charges:
Zip	$(12,021)	$—	$(1,941)
CD-RW	(17,443)	—	—
Jaz	—	—	(3,293)
PocketZip	(21,569)	(7,400)	(55,548)
Other	(20,418)	—	(5,194)
Non-allocated	(5,668)	—	(1,000)

	$(77,119)	$(7,400)	$(66,976)

Restructuring (charges)/reversals:
Zip	$—	$—	$—
CD-RW	(1,347)	—	(600)
Jaz	—	2,397	(27,010)
PocketZip	—	2,417	(11,492)
Other	—	—	(23,086)
Non-allocated	(37,599)	—	(3,585)

	$(38,946)	$4,814	$(65,773)

PPM (product loss) after charges and reversals:
Zip	$153,080	$296,015	$233,547
CD-RW	(53,008)	(1,666)	(9,016)
Jaz	18,397	46,485	(1,219)
PocketZip	(37,426)	(32,102)	(120,064)
Other	(48,584)	(8,367)	(51,775)

Total PPM	32,459	300,365	51,473
Common expenses (with (charges)/reversals allocated to PPM or product loss):
General corporate expenses	(109,192)	(152,140)	(111,630)
Non-restructuring charges	(5,668)	—	(1,000)
Restructuring charges	(37,599)	—	(3,585)
Interest and other income (expense)	13,875	14,093	(6,515)

Income (loss) before income taxes	$(106,125)	$162,318	$(71,257)

Assets(1):
Zip	$86,012	$136,082	$164,911
CD-RW	8,230	21,141	2,435
Jaz	3,338	27,404	51,224
PocketZip	536	9,927	14,844
Common/other	24,738	23,417	15,325

Total assets	$122,854	$217,971	$248,739

Depreciation and amortization:
Zip	$23,988	$32,436	$49,879
CD-RW	528	373	7
Jaz	7,657	16,304	23,451
PocketZip	1,429	6,003	8,085
Common/other	12,413	10,570	10,789

Total depreciation and amortization	$46,015	$65,686	$92,211

Capital expenditures:
Zip	$4,554	$4,021	$8,724
CD-RW	1,051	117	40
Jaz	99	479	7,749
PocketZip	163	1,544	9,256
Common/other	12,922	22,752	21,045

Total capital expenditures	$18,789	$28,913	$46,814

(1)
Assets consist of inventory, net fixed assets and other intangibles, as these are the only assets allocated to the applicable segments.

Geographic Information

A significant amount of the Company's sales are generated outside of the United States. The Company has its European headquarters in Geneva, Switzerland and has its European distribution center in the Netherlands. The Company has its Asia Pacific headquarters in Singapore. During 2001, the Company relocated its Corporate Headquarters from Roy, Utah to San Diego, California. During 2001, as part of the Company's restructuring plans, it closed several sales offices in the United States, Europe and Asia.

During 2000, the Company opened two sales offices in Latin America. During 2001, the Company closed its United States manufacturing facility and transferred all of internal manufacturing, in addition to some third party manufacturing to the Company's manufacturing facility in Malaysia. All sales from Malaysia are to affiliated companies. Inventory is transferred from the Malaysian operations to affiliates at an arms-length price as determined by an independent economic study. Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study. Also, the Switzerland subsidiary pays the United States operations a royalty, determined by an independent economic study, for the rights to existing technologies. Following is a summary of the Company's United States and significant non-U.S. country sales and the United States and significant non-U.S. country long-lived asset locations. Sales are attributed to individual countries based on the location of sales to unaffiliated customers.

	2001	2000	1999
	(In millions)
Sales:
United States	$559.7	$855.1	$968.5
Other countries	274.6	445.1	556.6

Total	$834.3	$1,300.2	$1,525.1

Long-lived assets(1):
United States	$46.5	$97.2	$125.4
Malaysia	31.2	31.1	38.8
France	—	—	2.0
Other countries	1.7	4.7	6.1

Total	$79.4	$133.0	$172.3

(1)
Long-lived assets consist of all long-term assets other than deferred tax assets.

No single country other than the United States accounted for more than 10% of the Company's total sales.

(16) Other Matters

Significant Customers

During 2001, 2000 and 1999, sales to Ingram Micro, Inc. accounted for 16%, 16% and 15% respectively, of the Company's consolidated sales. Sales to Ingram Micro, Inc. consisted of product sales from all of the Company's business segments. No other customer accounted for 10% or more of consolidated sales.

Concentration of Credit Risk

The Company markets its products primarily through computer product distributors, retailers and OEMs. Accordingly, as the Company grants credit to its customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. At December 31, 2001, the customers with the ten highest outstanding trade receivable balances totaled $112.3 million or 77% of the gross trade receivables, compared to $122.0 million, or 62% of gross trade receivables, at December 31, 2000. At December 31, 2001, the outstanding trade receivables balance from one customer was $20.6 million or 14% of gross trade receivables, compared to the trade receivables balance from one customer of $26.9 million, or 14% of gross trade receivables, at December 31, 2000. If any one or a group of these customers' receivable balances should be deemed uncollectable, it may have a material adverse effect on the Company's results of operations and financial condition.

Related Party Transactions

In March 1998, the Company loaned Kim B. Edwards, former President and Chief Executive Officer of the Company $5,000,000 in the form of a full-recourse Secured Promissory Note (the "Note") pursuant to a Severance Agreement and General Release. The Note was paid in full by Mr. Edwards in the fourth quarter of 1999. The Note bore interest at the rate of 5.7% and was payable in five annual payments together with any accrued interest beginning in April 1999. The Note was secured by a first priority security interest in 512,200 shares of the Company's Common Stock owned by Mr. Edwards. The Severance Agreement and General Release between Mr. Edwards and the Company included a non-competition and non-recruitment provision for consideration equal to the accrued interest on the Note, which was cancelled as a result of the full payment on the Note.

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

The Company paid $57,600 to Idanta Partners Ltd. to cover the cost of Mr. Dunn's salary, retirement benefits and health insurance while Mr. Dunn served as Chief Executive Officer of the Company during January of 2000. Mr. Dunn received a fully vested option for 20,000 shares in February 2000 for his services. Mr. Huberman received a fully vested option for 4,000 shares in February 2000 for consulting services performed.

(17) Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$278,175	$184,051	$182,137	$189,934	$834,297
Gross margin	85,685	7,318	32,278	63,512	188,793
Pre-tax income (loss)	16,189	(58,174)	(70,304)	6,164	(106,125)
Net income (loss)	9,832	(35,855)	(71,152)	3,896	(93,279)
Net income (loss) per common share:
Basic and Diluted	$0.18	$(0.66)	$(1.32)	$0.07	$(1.74)
Year Ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$344,897	$303,639	$320,501	$331,147	$1,300,184
Gross margin	127,907	120,011	130,784	110,982	489,684
Pre-tax income	52,764	41,166	53,027	15,361	162,318
Net income	51,826	40,370	55,420	22,014	169,630
Net income per common share:
Basic	$0.96	$0.75	$1.02	$0.41	$3.13
Diluted	$0.94	$0.73	$1.00	$0.41	$3.07

Cost of sales for the second quarter of 2001 included non-restructuring charges of $44.9 million, primarily reflecting write-downs of HipZip, FotoShow, CD-RW, Zip and other inventory and equipment and loss accruals for related supplier purchase commitments. Operating expenses for the second quarter of 2001 included restructuring charges of $1.1 million (see Note 5 for more detail). Operating expenses for the second quarter of 2001 also included non-restructuring charges of $1.1 million reflecting the separation agreement with Mr. Bruce Albertson, the Company's former President and Chief Executive Officer.

Cost of sales for the third quarter of 2001 included non-restructuring charges of $25.2 million, primarily reflecting write-downs of CD-RW, HipZip, FotoShow, Zip, Peerless, PocketZip and other inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments. Operating expenses for the third quarter of 2001 included restructuring charges of $33.3 million (see Note 5 for more detail). Net income for the third quarter included a $28.7 million increase in the valuation allowance for net deferred tax assets.

Operating expenses for the fourth quarter of 2001 included restructuring charges of $4.6 million (see Note 5 for more detail).

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

Sales for the second quarter of 2000 were increased by a $6 million reversal of reserves for rebate programs. The reversal included $3 million for prior Zip drive rebate programs and $3 million for prior

Zip disk rebate programs. The reserves were reversed as the rebate programs experienced lower than estimated redemption rates. Operating expenses for the second quarter of 2000 were reduced by a $2.5 million reversal of restructuring reserves incurred during 1999 (see Note 5 for more detail). Net income for the second quarter of 2000 included a $15.3 million decrease in the valuation allowance for net deferred income taxes.

Operating expenses for the third quarter of 2000 included a $2.3 million reversal of restructuring reserves incurred during 1999 (see Note 5 for more detail). Net income for the third quarter of 2000 included a $20.9 million decrease in the valuation allowance for net deferred income taxes.

Net income for the fourth quarter of 2000 included a $16.3 million decrease in the valuation allowance for net deferred income taxes.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION
By:	/s/ WERNER T. HEID Werner T. Heid President and Chief Executive Officer
Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WERNER T. HEID Werner T. Heid	President and Chief Executive Officer	March 22, 2002
/s/ BARRY ZWARENSTEIN Barry Zwarenstein	Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)	March 22, 2002
/s/ DAVID J. DUNN David J. Dunn	Chairman of the Board of Directors	March 22, 2002
/s/ ROBERT P. BERKOWITZ Robert P. Berkowitz	Director	March 22, 2002
/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Director	March 22, 2002
/s/ JOHN R. MYERS John R. Myers	Director	March 22, 2002
/s/ JOHN E. NOLAN John E. Nolan	Director	March 22, 2002
/s/ JOHN M. SEIDL John M. Seidl	Director	March 22, 2002

IOMEGA CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts(a):
Year ended December 31, 2001	$8,858	$7,121	$(4,420)	$11,559
Year ended December 31, 2000	$15,908	$(2,637)	$(4,413)	$8,858
Year ended December 31, 1999	$10,062	$5,201	$645	$15,908
Price Protection and Volume Rebates(b):
Year ended December 31, 2001	$39,035	$96,670	$(89,911)	$45,794
Year ended December 31, 2000	$37,806	$51,374	$(50,145)	$39,035
Year ended December 31, 1999	$47,596	$24,448	$(34,238)	$37,806
Warranty Reserves(c):
Year ended December 31, 2001	$13,315	$15,318	$(17,777)	$10,856
Year ended December 31, 2000	$17,211	$23,959	$(27,855)	$13,315
Year ended December 31, 1999	$7,435	$31,138	$(21,362)	$17,211
Inventory Reserves:
Year ended December 31, 2001	$31,228	$52,971	$(57,519)	$26,680
Year ended December 31, 2000	$48,892	$3,189	$(20,853)	$31,228
Year ended December 31, 1999	$23,392	$42,432	$(16,932)	$48,892
Sales Returns Reserves(d):
Year ended December 31, 2001	$9,762	$69,210	$(72,781)	$6,191
Year ended December 31, 2000	$12,971	$59,381	$(62,590)	$9,762
Year ended December 31, 1999	$14,166	$94,587	$(95,782)	$12,971

(a)
Deductions represent write-offs of trade receivables.
(b)
Deductions represent credits granted against trade receivables. Additions reduce sales.
(c)
The Company uses a statistically based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product generally fails early in the usage cycle. Therefore, a significant amount of the deductions and charges against the reserve during the year are for products sold during that same year.
(d)
Additions reduce sales. These amounts represent the deferred revenue associated with estimated sales returns which is reflected as a reduction in trade receivables.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8, File Nos. 2-87671, 33-13083, 33-20432, 33-23822, 33-59027, 33-62029, 333-15335, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079, 333-78047 and 333-57660.

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 22, 2002

Exhibit Index

        The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description
3(i).1	(14)	Restated Certificate of Incorporation of the Company, as amended.
3(ii).1	(12)	By-Laws of the Company, as amended.
4.1	(3)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
**10.1	(1)	1987 Stock Option Plan of the Company, as amended.
**10.2	(1)	1987 Director Stock Option Plan of the Company, as amended.
**10.3	(8)	1995 Director Stock Option Plan of the Company, as amended.
**10.4	(2)	Form of Indemnification Agreement between the Company and each of its Directors.
**10.5	(8)	1997 Stock Incentive Plan of the Company, as amended.
**10.6	(5)	Iomega Corporation Nonqualified Deferred Compensation Plan.
10.7	(4)	Lease Agreement, dated January 25, 1996 between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.
10.8	(6)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.
**10.9	(11)	Employment letter, dated July 23, 1999, between the Company and Philip G. Husby.
**10.10	(11)	Employment letter, dated November 10, 1999, between the Company and Bruce R. Albertson.
**10.11	(11)	Stock Option Agreement dated November 10, 1999 between the Company and Bruce R. Albertson.
**10.12	(11)	Employment letter, dated September 27, 1997 between the Company and John L. Conely, Sr.
**10.13	(12)	Form of Executive Retention Agreement (as entered into between the Company and each of John L. Conely, Sr. and Philip G. Husby).
**10.14	(13)	Separation agreement and General Release, dated May 21, 2001, between the Company and Bruce R. Albertson.
**10.15	(13)	Employment letter, dated June 18, 2001, between the Company and Werner T. Heid.
**10.16		Separation agreement and General Release, dated November 19, 2001, between the Company and John L. Conely.
**10.17		Separation agreement and General Release, dated November 1, 2001, between the Company and Philip G. Husby.
**10.18		Employment letter, dated September 14, 2001, between the Company and Mahmoud Mostafa.
**10.19		Employment letter, dated July 23, 2001, between the Company and Thomas D. Kampfer.

10.20		Sublease Agreement, dated October 16, 2001, between the Company and Cooley Godward LLP.
16.1	(15)	Letter from Arthur Andersen LLP regarding change in certifying accountant.
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Public Accountants (appears on page 128 of this Annual Report on Form 10-K).
99.1		Arthur Andersen LLP quality assurance representation letter.

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

(11)
Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 1-12333).

(12)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2001 (File No. 1-12333).

(13)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 1-12333).

(14)
Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-12333).

(15)
Incorporated herein by reference to the exhibits to the Company's Form 8-K filed on March 21, 2002 (File No. 1-12333).

QuickLinks

  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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