Form 10-Q
period 2002-03-31
IOMEGA CORP
filed 2002-05-14
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2002.

Common Stock, par value $.03 1/3 (Title of each class)	51,167,625 (Number of shares)

IOMEGA CORPORATION
TABLE OF CONTENTS

                                                                                                       Page

Special Note Regarding Forward-Looking Statements..................................................       2

                                                     PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2002
             and December 31, 2001.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             ended March 31, 2002 and April 1, 2001................................................       5

         Condensed Consolidated Statements of Cash Flows for the Quarters
             ended March 31, 2002 and April 1, 2001................................................       6

         Notes to Condensed Consolidated Financial Statements......................................       7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      57

                                                      PART II - OTHER INFORMATION

__________________________________

Copyright © 2002 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, Jaz, PocketZip, HipZip, HotBurn, FotoShow, QuikSync, LifeWorks, Active Disk, Predator and Peerless are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the Company’s goals to achieve sales growth and to continue to reduce operational expenses; expected savings from prior restructuring and non-restructuring activities; future utilization of prior restructuring and non-restructuring charges; plans to introduce new and enhanced products; plans to stabilize and improve the Company’s core Zip business; the need for additional restructuring or other charges in the future; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning PocketZip and Jaz disks during 2002, as well as any other plans concerning any product lines; the expectation to continue to lower product costs; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from operations; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company’s SEC filings described under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of accounting pronouncements; the realizability of net deferred tax assets; and the possible effects of an adverse outcome in the legal proceedings described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Disclosures About Market Risk” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 5 of the notes to condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or divestments. In addition, any forward-looking statements represent the Company’s estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                         March 31,               December 31,
                                                                            2002                     2001
                                                                         ---------               ------------
                                                                        (Unaudited)
Current Assets:
   Cash and cash equivalents                                             $ 232,077                $ 219,949
   Restricted cash                                                           5,907                    4,144
   Temporary investments                                                   103,382                  104,953
   Trade receivables, less allowance for doubtful accounts of
      $10,670 and $11,559, respectively                                     81,947                   89,396
   Inventories                                                              56,197                   56,336
   Deferred income taxes                                                    34,012                   39,978
   Income taxes receivable                                                  14,984                    4,025
   Other current assets                                                     19,286                   15,742
                                                                         ---------                ---------
      Total Current Assets                                                 547,792                  534,523
                                                                         ---------                ---------

Property, plant and equipment, at cost                                     252,524                  266,634
Accumulated depreciation and amortization                                 (201,146)                (211,437)
                                                                         ---------                ---------
      Net property, plant and equipment                                     51,378                   55,197
                                                                         ---------                ---------

Goodwill, net                                                               11,691                   11,691
                                                                         ---------                ---------
Other intangibles, net                                                       8,797                    9,744
                                                                         ---------                ---------
Other assets                                                                 2,040                    2,820
                                                                         ---------                ---------
    Total Assets                                                         $ 621,698                $ 613,975
                                                                         =========                =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                           March 31,          December 31,
                                                                              2002                2001
                                                                          -----------         ------------
                                                                          (Unaudited)
Current Liabilities:
   Accounts payable                                                        $   59,626           $   68,550
   Other current liabilities (Note 1)                                         137,784              150,059
   Capitalized lease obligations                                                  734                1,036
                                                                           ----------           ----------
      Total Current Liabilities                                               198,144              219,645
                                                                           ----------           ----------

Other long-term liabilities                                                     2,074                3,018
                                                                           ----------           ----------

Deferred income taxes                                                          14,161               12,374
                                                                           ----------           ----------

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000
      shares, none issued                                                           -                    -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares, none issued                                                   -                    -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 54,593,913 and 54,572,019 shares,
      respectively                                                              1,820                1,819
   Additional paid-in capital                                                 307,508              307,413
   Less: 3,426,288 and 3,085,888 Common Stock treasury
      shares, respectively, at cost                                           (33,791)             (30,867)
   Retained earnings                                                          131,782              100,573
                                                                           ----------           ----------
      Total Stockholders' Equity                                              407,319              378,938
                                                                           ----------           ----------
         Total Liabilities and Stockholders' Equity                        $  621,698           $  613,975
                                                                           ==========           ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                             For the Quarter Ended
                                                                       ----------------------------------
                                                                       March 31,                 April 1,
                                                                         2002                      2001
                                                                       ---------                ---------
                                                                                   (Unaudited)
Sales                                                                  $ 178,897                $ 277,010
Cost of sales                                                            106,371                  192,490
                                                                       ---------                ---------
Gross margin                                                              72,526                   84,520
                                                                       ---------                ---------

Operating Expenses:
    Selling, general and administrative                                   38,196                   59,792
    Research and development                                               8,644                   14,076
    Bad debt credit                                                         (696)                    (276)
                                                                       ---------                ---------
       Total Operating Expenses                                           46,144                   73,592
                                                                       ---------                ---------

Operating income                                                          26,382                   10,928
Interest income                                                            2,320                    5,325
Interest and other expense                                                (2,104)                     (64)
                                                                       ---------                ---------

Income before income taxes                                                26,598                   16,189
Benefit (provision) for income taxes                                       4,611                   (6,357)
                                                                       ---------                ---------

Net income                                                             $  31,209                $   9,832
                                                                       =========                =========

Net income per common share:
    Basic                                                              $    0.61                $    0.18
                                                                       =========                =========
    Diluted                                                            $    0.61                $    0.18
                                                                       =========                =========

Weighted average common shares outstanding                                51,281                   54,032
                                                                       =========                =========
Weighted average common shares outstanding -
    assuming dilution                                                     51,375                   54,086
                                                                       =========                =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 For the Quarter Ended
                                                                            --------------------------------
                                                                            March 31,              April 1,
                                                                               2002                  2001
                                                                            ---------             ----------
                                                                                      (Unaudited)
   Cash Flows from Operating Activities:
       Net income                                                           $  31,209             $    9,832
       Non-cash revenue and expense adjustments:
          Depreciation and amortization                                         7,058                 14,468
          Deferred income taxes                                                 7,753                  5,785
          Bad debt credit                                                        (696)                  (276)
          Other                                                                   799                   (257)
                                                                            ---------             ----------
                                                                               46,123                 29,552
       Changes in Assets and Liabilities:
          Trade receivables                                                     8,145                (23,703)
          Inventories                                                           1,716                 10,002
          Other current assets                                                 (5,121)                 1,261
          Accounts payable                                                     (8,924)                11,960
          Other current liabilities                                            (5,842)               (23,562)
          Accrued restructuring                                                (6,433)                  (768)
          Restricted cash                                                      (1,763)                     -
          Income taxes                                                        (10,959)                    38
                                                                            ---------             ----------
       Net cash provided by operating activities                               16,942                  4,780
                                                                            ---------             ----------

   Cash Flows from Investing Activities:
       Purchase of property, plant and equipment                               (2,590)                (8,357)
       Purchase of temporary investments                                      (59,812)               (49,090)
       Sale of temporary investments                                           61,383                 70,999
       Net change in other assets/liabilities                                    (651)                (1,717)
                                                                            ---------             ----------
   Net cash provided by (used in) investing activities                         (1,670)                11,835
                                                                            ---------             ----------

   Cash Flows from Financing Activities:
       Proceeds from sales of Common Stock                                         82                    606
       Purchases of Common Stock                                               (2,924)                     -
       Payments on capitalized lease obligations                                 (302)                  (313)
                                                                            ---------             ----------
   Net cash (used in) provided by financing activities                         (3,144)                   293
                                                                            ---------             ----------
   Net increase in cash and cash equivalents                                   12,128                 16,908
   Cash and cash equivalents at beginning of period                           219,949                255,572
                                                                            ---------             ----------
   Cash and cash equivalents at end of period                               $ 232,077             $  272,480
                                                                            =========             ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)       Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the quarters ended March 31, 2002 and April 1, 2001.

The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

Reverse Stock Split

On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split (“reverse stock split”) of the Company’s outstanding Common Stock. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.

Principles of Consolidation

These unaudited, condensed consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. All entities of the Company have been consolidated and there are no special purpose entities.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ materially from these estimates.

Revenue Recognition

The Company’s customers include OEMs, retailers, distributors, value-added manufacturers and end users. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables and sales in the accompanying condensed consolidated financial statements. The reserve for estimated returns totaled $8.0 million and $6.2 million at March 31, 2002 and December 31, 2001, respectively.

In addition to reserves for estimated returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The channel’s 30-day requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers. The Company defers estimated sales and cost of sales associated with excess channel inventory in its condensed consolidated financial statements. The gross margin associated with deferral of sales for estimated excess channel inventory totaled $10.7 million and $12.8 million at March 31, 2002 and December 31, 2001, respectively, and is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

The Company sells software that is embedded or bundled with some of its drive products, as well as some software titles that are downloaded from the Company’s website. Sales from the software embedded or bundled with drive products, less reserves for estimated returns, are recognized upon shipment to the customer. Sales from software that is downloaded from the Company’s website is recognized at the time of download. The software sold by the Company does not contain multiple elements. The Company’s software sales are immaterial.

Price Protection and Volume Rebates

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers’ inventories on the date of the price decrease, or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and estimated rebates given to consumers at time of purchase from channel partners for which sales have been recognized.

Reserves for volume rebates and price protection credits totaled $38.3 million and $45.8 million at March 31, 2002 and December 31, 2001, respectively, and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

Restricted Cash

In connection with the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, as part of the Court’s June 29, 2001 order, the Court issued an award of $4.1 million for plaintiffs’ attorneys’ fees. The Company has funded $4.1 million into an escrow account. The Company has title to the escrow account and interest received on this account becomes part of the escrow balance. However, the Company is restricted to using this cash only for the payment of plaintiffs’ attorney’s fees once this lawsuit is settled. This cash is reported separately as “restricted cash” in the accompanying condensed consolidated balance sheets. For more information about the lawsuit, see Note 5 “Commitments and Contingencies”.

During the first quarter of 2002, the Company classified $1.8 million of cash as restricted cash to cover the bank agreement associated with an outstanding letter of credit. Per the bank agreement, this cash has been set aside as a certificate of deposit and cannot be utilized by the Company until shortly after the letter of credit is no longer needed.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                         March 31,         December 31,
                                                                           2002                2001
                                                                         --------          ------------
                                                                                (In thousands)
              Raw materials                                              $  8,276            $ 15,836
              Work-in-process                                               1,686               3,739
              Finished goods                                               41,033              32,256
              Inventory associated with estimated returns                   5,202               4,505
                                                                         --------            --------
                                                                         $ 56,197            $ 56,336
                                                                         ========            ========

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

Fixed Asset Impairment

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset.

Fixed asset reserves are established for those fixed assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with accumulated depreciation and amortization in the accompanying condensed consolidated balance sheets.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized, which has an adverse impact on the overhead and burden applied to the Company’s products. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The implementation of any of the alternatives being considered would likely result in future charges. The net book value of the Penang, Malaysia building and land as of March 31, 2002 was $21.7 million.

Other Current Liabilities

Other current liabilities consist of the following:

                                                                            March 31,         December 31,
                                                                              2002                2001
                                                                            ---------         ------------
                                                                                   (In thousands)

              Accrued marketing (a)                                         $  31,072           $  36,608
              Accrued payroll, vacation and bonus                              12,271              10,150
              Margin on deferred sales                                         12,441              13,813
              Accrued warranty                                                  9,806              10,856
              Accrued restructuring                                             9,275              15,770
              Purchase commitments                                              9,185              13,555
              Accrued litigation                                                9,060               5,937
              Other accrued liabilities (b)                                    44,674              43,370
                                                                            ---------           ---------
                                                                            $ 137,784           $ 150,059
                                                                            =========           =========
(a)	Includes accruals for marketing development funds committed to the Company’s various channel partners, promotional accruals and advertising accruals.

(b)	Includes accruals for royalty accruals, accrued professional fees, self-insurance liabilities, profit sharing accruals, relocation accruals, accruals for value added taxes (“VAT”) and accruals for sales and other taxes.

Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                      Net
                                                                     Income              Shares       Per Share
                                                                  (Numerator)         (Denominator)     Amount
                                                                  -----------         -------------     -------
                                                                     (In thousands, except per share data)
         For the Quarter Ended:
         March 31, 2002:
         Basic EPS                                                  $ 31,209              51,281         $ 0.61
            Effect of options                                              -                  94              -
                                                                    --------              ------         ------
         Diluted EPS                                                $ 31,209              51,375         $ 0.61
                                                                    ========              ======         ======

         April 1, 2001:
         Basic EPS                                                  $  9,832              54,032         $ 0.18
            Effect of options                                              -                  54              -
                                                                    --------              ------         ------
         Diluted EPS                                                $  9,832              54,086         $ 0.18
                                                                    ========              ======         ======

For the quarters ended March 31, 2002 and April 1, 2001, there were outstanding options to purchase 1,873,707 and 1,487,242 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

Recent Accounting Pronouncements

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

The Company adopted Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”), on January 1, 2002. This issue concluded that under specific circumstances, certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of sales when recognized in the vendor’s income statement. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $1.2 million for the first quarter of 2001. The adoption of EITF 00-25 had no impact on operating income, net income or earnings per share.

Reclassifications

Certain reclassifications were made to the prior periods' unaudited, condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation.

(2)       Income Taxes

For the quarter ended March 31, 2002, the Company recorded an income tax benefit of $4.6 million on pre-tax income of $26.6 million which reflected a $15.8 million decrease in the valuation allowance for net deferred tax assets partially offset by an income tax provision of $11.2 million. Excluding the $15.8 million decrease in the valuation allowance, the effective tax rate for the first quarter of 2002 was 41.9%. This compares to an income tax provision of $6.4 million on pre-tax income of $16.2 million for the first quarter of 2001, which included a $0.4 million increase in the valuation allowance for foreign net deferred tax assets. Excluding the $0.4 million increase in the valuation allowance, the effective tax rate for the first quarter of 2001 was 36.7%.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                            March 31,        December 31,
                                                                              2002              2001
                                                                           ----------        ------------
                                                                                 (In thousands)

              Deferred Tax Assets:
              Current Deferred Tax Assets:
                  Trade receivable reserves                                 $  16,581          $  19,099
                  Inventory reserves                                            3,259              6,498
                  Accrued expense reserves                                     19,399             28,043
                  Other                                                           214                191
                                                                            ---------          ---------
              Total current deferred tax assets                                39,453             53,831
                                                                            ---------          ---------

              Non-Current Deferred Tax Assets:
                  Fixed asset reserves                                          3,265              4,729
                  Tax credit carryforwards                                     17,324             13,100
                  Accelerated depreciation/amortization                         3,023              2,307
                  Foreign net operating loss carryforwards                     15,883             15,956
                  U.S. net operating loss carryforwards                        30,801             37,233
                  Other                                                           305                250
                                                                            ---------          ---------
              Total non-current deferred tax assets                            70,601             73,575
                                                                            ---------          ---------
              Total deferred tax assets                                       110,054            127,406
                                                                            ---------          ---------

              Non-Current Deferred Tax Liabilities:
                  Tax on unremitted foreign earnings                          (56,216)           (50,006)
                  Nomai goodwill and intangible asset                          (5,117)            (5,159)
                                                                            ---------          ---------
                     Total non-current deferred tax liabilities               (61,333)           (55,165)
                                                                            ---------          ---------
              Current valuation allowance                                      (5,441)           (13,853)
              Non-current valuation allowance                                 (23,429)           (30,784)
                                                                            ---------          ---------
                  Net deferred tax assets                                   $  19,851          $  27,604
                                                                            =========          =========

              As Reported on the Balance Sheet:
              Current deferred tax assets                                   $  34,012          $  39,978
                                                                            =========          =========
                  Non-current deferred tax liabilities                      $ (14,161)         $ (12,374)
                                                                            =========          =========

The realizability of the deferred tax assets is evaluated quarterly in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

At March 31, 2002, the Company had $30.8 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards, which reflected the tax benefit of approximately $79 million in future U.S. tax deductions. The U.S. federal net operating loss carryforwards expire at various dates beginning in 2022 and the state net operating loss carryforwards expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.9 million for deferred tax assets related to foreign net operating loss carryforwards, which reflected the tax benefit of approximately $36 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax assets for the Company at March 31, 2002 were $19.9 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $51 million. Management believes that the Company’s recent restructuring efforts will continue to reduce costs to be more in line with expected sales and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and therefore, realization of the net deferred tax assets is not assured.

The $15.8 million decrease in the valuation allowance for net deferred tax assets resulted primarily from a reduction in net deferred tax assets. This reduction was in response to the passage of the Job Creation and Worker Assistance Act of 2002, which allows for the 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

As of March 31, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $56.2 million have been accrued on unremitted foreign earnings of $144.1 million. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations, including the Company's manufacturing operations in Penang, Malaysia.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The resolution of this issue will likely result in future charges and could affect the Company’s status of its $112.3 million of permanently invested foreign earnings. The additional unrecorded deferred U.S. tax liability, if such amounts were no longer considered permanently invested, would be approximately $44 million. No cash impact would be incurred unless the cash were repatriated.

(3)       Business Segment Information

The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies”. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses, selling, general and administrative expenses and amortization of intangibles directly related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip, CD-RW, Jaz, PocketZip and Other. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The “Other” segment includes: Peerless drive systems, which began shipping during the second quarter of 2001; FotoShow digital image centers (previously shown in the 2001 first quarter as a part of the Zip segment); sourced products such as Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards and network attached storage servers (“NAS”); Iomega software products such as Lifeworks and Iomega QuikSync software; Ditto tape products and other miscellaneous items.

Subsequent to the end of 2001, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the “Other” category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company will continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes (all Zip and Other segment amounts have been restated to show the current classification of FotoShow in Other). The information for the first quarter of 2001 has been restated to show the effects of EITF 00-25 which required, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $1.2 million for the first quarter of 2001, with no impact on operating income, net income or earnings per share.

Reportable Operating Segment Information:

                                                                                For the Quarter Ended
                                                                             ---------------------------
                                                                             March 31,          April 1,
                                                                                2002              2001
                                                                             ---------         ---------
                                                                                     (In thousands)
            Sales:
               Zip                                                           $ 143,066         $ 203,074
               CD-RW                                                            22,597            44,149
               Jaz                                                               5,873            26,509
               PocketZip                                                            19             1,271
               Other                                                             7,342             2,007
                                                                             ---------         ---------
                  Total sales                                                $ 178,897         $ 277,010
                                                                             =========         =========

            Product Profit Margin (Loss):
               Zip                                                           $  57,312         $  55,285
               CD-RW                                                                69            (5,904)
               Jaz                                                               1,944             9,663
               PocketZip                                                           737            (8,053)
               Other                                                            (4,900)           (6,771)
                                                                             ---------         ---------
                  Total product profit margin                                   55,162            44,220

            Common Operating Expenses:
               General corporate expenses                                      (28,780)          (33,292)
               Interest and other income, net                                      216             5,261
                                                                             ---------         ---------
                  Income before income taxes                                 $  26,598         $  16,189
                                                                             =========         =========

(4)       Restructuring Charges/Reversals

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

2001 Restructuring Actions

Second Quarter 2001

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company’s Penang, Malaysia manufacturing facility. The Company’s Roy, Utah, manufacturing facility was transitioning from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June 2001. This workforce reduction resulted in charges of $0.8 million for severance and benefit costs.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in charges of $0.3 million for severance and benefit costs. All of the Singapore severance and benefit reserves were utilized during 2001.

The second quarter 2001 restructuring charges originally totaled $1.1 million. As of March 31, 2002, the Company had terminated the employment of all affected employees and paid out all severance and benefit payments associated with the second quarter 2001 restructuring actions. Utilization of the second quarter 2001 restructuring reserves during the quarter ended March 31, 2002 is summarized below:

Second Quarter 2001                               Balance               Utilized           Balance
                                                                   -----------------
Restructuring Actions                            12/31/01          Cash     Non-Cash       03/31/02
----------------------                           --------          ----     --------       --------
                                                                     (in thousands)

U.S. Manufacturing:
    Severance and benefits (a)                     $ 78            $ (78)    $    -         $    -
                                                   ====            =====     ======         ======

Balance Sheet Breakout:
    Other current liabilities (a)                  $ 78            $ (78)    $    -         $    -
                                                   ====            =====     ======         ======

(a) Amounts represent primarily cash charges.

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination of employment until the fourth quarter of 2001.

Of the $33.3 million in total third quarter 2001 restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America restructuring activities consisted of outsourcing the Company’s distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company’s North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of a 60-day advance notice. Pay in lieu of notice was paid on a continuous basis for a 60-day notice period and separation payments were paid in lump sum at the end of the 60-day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $12.7 million for severance and benefit costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs. Lease termination costs are being paid on their regular monthly rent payment schedule.

The Asia Pacific restructuring activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter, 12 individuals were scheduled to continue to work on a transitions basis through various identified dated ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and benefit costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

During the fourth quarter, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees had been identified for termination of employment at September 30, 2001. However, since the employees had not been notified, the Company did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to the Company unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, the Company had originally assumed it would not be able to locate another tenant for the facility.

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals continued to work on a transition basis through March 31, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and benefit costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

During the fourth quarter of 2001, it was determined that an additional $0.2 million was required for Europe lease termination costs as a result of the Company not being able to locate a new tenant in Ireland in the timeframe originally estimated in the third quarter of 2001.

The Malaysia restructuring activities consisted of a workforce reduction of 295 regular employees across almost all business functions (the majority of which were direct labor employees) at almost all levels of the organization. All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter of 2001. This workforce reduction resulted in charges of $0.5 million for severance and benefit costs, all of which were paid during the third quarter of 2001.

As of March 31, 2002, the Company had terminated the employment of all affected employees, except for one employee offered a retention package into the second quarter of 2002, and vacated all facilities in connection with the third quarter 2001 restructuring actions. Since some affected employees were offered retention packages that extended to the end of the first quarter and into the second quarter of 2002, not all severance payments were paid as of March 31, 2002. The remaining severance and benefits are expected to be paid in the second and third quarters of 2002. The information technology assets and furniture have not been utilized since early in the fourth quarter of 2001 and are expected to be disposed during the second quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The third quarter 2001 restructuring charges originally totaled $33.3 million. Third quarter 2001 restructuring reserves in the amount of $5.7 million and $2.5 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 31, 2002. Utilization of the third quarter 2001 restructuring reserves during the quarter ended March 31, 2002 is summarized below:

                                                                          Utilized
                                                                    ---------------------
        Third Quarter 2001                              Balance                                 Balance
        Restructuring Actions                           12/31/01      Cash       Non-Cash       03/31/02
        ----------------------                          --------    ---------    --------       --------
                                                                      (in thousands)
        North America Reorganization:
             Severance and benefits (a)                 $  2,194    $ (1,845)    $      -       $   349
             Lease cancellations (a)                       5,823        (831)           -         4,992
             Leasehold improvements and
                furniture (b)                              2,102           -         (240)        1,862
             Information technology assets (b)             1,216           -         (747)          469
                                                        --------    --------     --------       -------
                                                          11,335      (2,676)        (987)        7,672
                                                        --------    --------     --------       -------

        Asia Pacific Reorganization:
             Severance and benefits (a)                       82          (9)           -            73
             Lease cancellations (a)                          68         (53)           -            15
                                                        --------    --------     --------       -------
                                                             150         (62)           -            88
                                                        --------    --------     --------       -------
        Europe Reorganization:
             Severance and benefits (a)                      332        (278)           -            54
             Lease cancellations (a)                         390        (181)           -           209
             Leasehold improvements and
                furniture (b)                                235           -         (103)          132
             Information technology assets (b)                26           -          (26)            -
                                                        --------    --------     ---------      -------
                                                             983        (459)        (129)          395
                                                        --------    --------     --------       -------
                                                        $ 12,468    $ (3,197)    $ (1,116)      $ 8,155
                                                        ========    ========     ========       =======

        Balance Sheet Breakout:
            Other current liabilities (a)               $  8,889    $ (3,197)    $      -       $ 5,692
            Fixed asset reserves (b)                       3,579           -       (1,116)        2,463
                                                        --------    --------     --------       -------
                                                        $ 12,468    $ (3,197)    $ (1,116)      $ 8,155
                                                        ========    ========     ========       =======
        (a)      Amounts represent primarily cash charges.
        (b)      Amounts represent primarily non-cash charges.

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter of 2001 and a net reversal of $0.2 million in adjustments to the third quarter restructuring charges (see section above entitled “Third Quarter 2001”).

The fourth quarter 2001 restructuring charges of $4.8 million included $2.7 million associated with exiting lease facilities, of which $1.7 million was for lease cancellation costs and $1.0 million was for leasehold improvements, furniture and equipment, and $2.1 million for severance and benefit costs associated the reduction of 105 regular and temporary personnel in North America and Europe.

Of the $4.8 million in fourth quarter 2001 charges, $1.5 million related to restructuring activities in North America and $3.3 million related to restructuring activities in Europe.

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the employees whose employment was terminated were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 25 individuals were to continue to work on a transition basis through various identified dates ending no later than June 30, 2002. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Pay in lieu of notice was paid on a continuous basis and separation payments were/or will be paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and benefit costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002, when the outsourcing project was substantially completed. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease is expected to be vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment are anticipated to be disposed of in the second quarter of 2002.

At March 31, 2002, the Company had terminated the employment of all affected employees, except for those employees offered retention packages into the second and third quarters of 2002. The severance and benefits reserves associated with the employees who were provided retention packages are expected to be paid in the second and third quarters of 2002. Leasehold improvements, furniture and equipment are expected to be disposed of in the second quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The fourth quarter 2001 restructuring charges originally totaled $4.8 million. Fourth quarter 2001 restructuring reserves in the amount of $0.6 million and $1.0 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 31, 2002. Utilization of the fourth quarter 2001 restructuring reserves during the quarter ended March 31, 2002 is summarized below:

Fourth Quarter 2001                                 Balance            Utilized                Balance
                                                                 ---------------------
Restructuring Actions                              12/31/01        Cash       Non-Cash         03/31/02
----------------------                             --------      --------    ----------        --------
                                                                    (in thousands)
North America Reorganization:
     Severance and benefits (a)                     $ 1,503      $ (1,103)   $        -         $   400
                                                    -------      --------    ----------         -------

Europe Reorganization:
     Severance and benefits (a)                         591          (486)            -             105
     Lease cancellations (a)                          1,698        (1,631)            -              67
     Leasehold improvements, furniture and
        equipment (b)                                   983             -             -             983
                                                    -------      --------    ----------         -------
                                                      3,272        (2,117)            -           1,155
                                                    -------      --------    ----------         -------
                                                    $ 4,775      $ (3,220)   $        -         $ 1,555
                                                    =======      ========    ==========         =======

Balance Sheet Breakout:
    Other current liabilities (a)                   $ 3,792      $ (3,220)   $        -         $   572
    Fixed asset reserves (b)                            983             -             -             983
                                                    -------      --------    ----------         -------
                                                    $ 4,775      $ (3,220)   $        -         $ 1,555
                                                    =======      ========    ==========         =======

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

1999 Restructuring Actions

The Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal) during 1999. As disclosed in the Annual Report on Form 10-K filed for the year ended December 31, 2001, all reserves associated with the 1999 restructuring actions have been utilized except for $3.0 million associated with Company’s cessation of manufacturing operations in France. This remaining $3.0 million relates to contract obligations that are being litigated and therefore have not been paid. The Company is unable to predict when the litigation relating to these obligations will be resolved. Thus, there was no utilization of the contract obligation reserves during the quarter ended March 31, 2002. There can be no assurance that the settlement of these contract obligations will not result in significant legal or other costs that have not been accrued for in these restructuring charges.

Remaining 1999 restructuring reserves in the amount of $3.0 million were included in the Company’s balance sheet as of March 31, 2002 in other current liabilities. There was no utilization of the reserves during the first quarter of 2002.

                                                   Balance          Utilized              Balance
                                                              --------------------
  1999 Restructuring Actions                       12/31/01     Cash       Non-Cash       03/31/02
  ---------------------------------                --------   -------      --------       --------
                                                                   (in thousands)
  France/Scotland Consolidation:
     Contract obligations (a)(b)                   $  1,414   $     -      $     -        $ 1,414
                                                   --------   -------      -------        -------

  Manufacturing Cessation -
     Avranches, France:
     Other commitments (a)                               16         -            -             16
     Contract obligations (a)                         1,581         -            -          1,581
                                                   --------   -------      -------        -------
                                                      1,597         -            -          1,597
                                                   --------   -------      -------        -------
                                                   $  3,011   $     -      $     -        $ 3,011
                                                   ========   =======      =======        =======

  Balance Sheet Breakout:
     Other current liabilities (a)                 $  3,011   $     -      $     -        $ 3,011
                                                   ========   =======      =======        =======

(a) Amounts represent primarily cash charges.
(b) Amounts relate to commitments associated with manufacturing of floppy drives.

(5)       Commitments and Contingencies

Litigation

Except as set forth below, in management’s opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s financial position or results of operations, except that, as indicated below, an adverse judgment in the Valitek case (if it is not settled or otherwise resolved) could have an adverse effect on the Company’s results of operations or financial position and the settlement of, or adverse judgment with respect, to certain lawsuits discussed below could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs or is implemented.

On September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. The suit alleged that a defect in the Company’s Zip drives caused an abnormal clicking noise that may have indicated damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and; on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a “Notice of Claim” under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs’ Delaware Consumer Fraud Act claim (the “Texas Claim”). The Texas Claim purported to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demanded relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys’ fees and costs. Formal litigation in connection with the Texas Claim has not been commenced. On March 19, 2001, the parties in the Rinaldi matter submitted to the Delaware Superior Court a request for certification of the class and approval of a settlement of the class action. Following notice to the class members, the Court held a hearing on June 8, 2001 to consider final approval of the settlement and the objections raised against such approval. On June 29, 2001, the Court issued an order approving the settlement, to become final after all appeals of the order are resolved. On July 23, 2001, an objector to the settlement filed a notice of appeal from the Court’s order and subsequently filed an appellant’s brief in the Supreme Court of the State of Delaware on September 12, 2001. The Company and the attorneys for the named plaintiffs filed briefs in support of the settlement. On January 15, 2002, that Court remanded the matter for further proceedings in the Delaware Superior Court, so that the Superior Court could make additional findings and address additional questions concerning the proposed settlement. Subsequently, the Company, the lawyers for the plaintiffs’ and the objector reached agreement on a modified settlement; and as a result of this revised settlement agreement, the objector requested the termination of his appeal. The Delaware Supreme Court granted that request, dismissing the appeal on April 16, 2002. On May 8, 2002, the Superior Court issued an order approving the settlement, to become final in approximately thirty days unless the revised order is appealed.

The proposed settlement of the Rinaldi case, the material terms of which are described in this paragraph, will not be implemented unless and until all appeals are fully resolved. Under the settlement, class members who have not opted out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip products, Peerless products and CD-RW products. The level of the rebate will depend on whether the class member’s Zip drive manifested a clicking problem. In addition, the Company may offer a secondary rebate of $4 to $15 on Zip disks to those class members who make a qualified purchase under the initial rebate program; this would be available if certain conditions in the settlement are met. In addition, the Company would offer an additional discount for a 60-day period for purchases of packs of five or more Zip disks. The exact amount of this additional discount will be computed based upon the number of class members submitting proofs of claims. The Company has agreed, in the proposed settlement, to allow class members an additional 30-day period to submit proof of claim forms. The Company will also provide dedicated technical assistance personnel for addressing, free of charge, customer inquiries regarding alleged clicking Zip drives. It will also make a charitable donation of Zip drives and related software, disks and services, with a total retail value of $1 million. Finally, counsel for the class applied to the Court for an award of attorneys’ fees and costs in the amount of $4.7 million. As part of the Court’s June 29, 2001 order, it issued an award of $4.1 million for these attorneys’ fees. The Company has funded $4.1 million into an escrow account. The Company has title to the escrow account and interest received on this account becomes part of the escrow balance. However, the Company is restricted to using this cash only for the payment of plaintiff attorney’s fees once this lawsuit is settled. The accompanying financial statements reflect accruals for the charitable donations and for plaintiffs’ attorneys’ fees and costs less estimated insurance coverage. The settlement will not be construed as a finding of any liability on the Company’s part. Although the Company does not expect this settlement or, if the settlement is overturned on appeal, the Rinaldi suit, or the Texas Claim to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, the settlement or an adverse judgment could have a material adverse effect on the operating results reported by the Company for the period in which the settlement occurs (or is implemented) or such adverse judgment occurs.

On June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania. Valitek alleged that the Company’s sale of the parallel port version of the Zip and Jaz drive products constitutes patent infringement as the products incorporate features or functions that allegedly infringe one or more claims of a Valitek patent. The case was later transferred, pursuant to motion by the Company, to U.S. District Court for the District of Utah, Northern Division. The complaint requested injunctive relief against the Company, as well as monetary damages. The plaintiff has asserted damages of approximately $40 million and has further asserted willful infringement and requested treble damages. On October 26, 1999, the Court granted the plaintiff’s motion to consolidate the action against Iomega, for discovery purposes only, with a second, similar lawsuit filed by Valitek against Hewlett-Packard and Imation. Valitek has settled its lawsuit against Hewlett-Packard and Imation. A hearing is set for May 30-31, 2002, to address pre-trial issues, summary judgment and construction of the patent at issue. The parties have discussed settlement, including at an April 2002 mediation, but have not reached any settlement agreement. The Company believes that the minimum amount that the plaintiffs and their legal counsel would accept in settlement, as the case currently stands, is approximately $4 million. The Company has made an accrual in this amount. Unless a settlement acceptable to the Company can be negotiated, the Company intends to vigorously defend against this suit. Future developments in this case and the ultimate outcome, whether by summary judgment, trial, appeal or settlement, are unpredictable and any outcome could materially differ from the foregoing. An adverse judgment in the case (if it is not settled or otherwise resolved) could have an adverse effect on the Company’s results of operations or financial position.

On July 6, 1999, the Company initiated litigation against Castlewood Systems, Inc. (“Castlewood”), Iomega Corporation v. Castlewood Systems, Inc., in the United States District Court for the District of Utah, for infringing the Company’s U.S. Patent No. 4,458,273 and U.S. Patent No. 5,854,719 and for infringing and diluting the Company’s registered trademarks “Iomega,” “Zip” and “Jaz.” The complaint further alleged that Castlewood had engaged in federal unfair competition, common law unfair competition and common law unjust enrichment. Through the complaint, the Company requested monetary damages and injunctive relief enjoining Castlewood from further infringement. On August 18, 1999, Castlewood filed an answer and counterclaims, denying the Company’s claims and requesting a declaratory judgment that the Company’s patents are invalid. On September 9, 1999, the Company filed a reply to the counterclaims, denying that the patents are invalid. On April 11, 2000, the Company also initiated litigation against Castlewood in the United States District Court for the District of Utah for infringement of the Company’s U.S. Patent No. 6,049,444. The Company’s complaint requested monetary damages and injunctive relief enjoining Castlewood from further infringement. The two complaints filed by Iomega in the United States District Court for the District of Utah were subsequently consolidated. On April 8, 2002, Castlewood entered into a settlement agreement with Iomega, under which Castlewood agreed to pay the Company a confidential sum and the litigation has been terminated.

On March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL (“AMM”) in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM’s production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company’s Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM before the Tribunal de Grande Instance de Paris. On July 24, 2001, the Court granted the preliminary injunction against AMM’s further manufacturing or commercialization of the Swap 100MB disk. In August 2001, AMM appealed against the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, however, it continued its appeal. On October 31, 2001, the Paris Appeals Court denied AMM’s appeal and ruled that the injunction shall remain in effect while the underlying infringement case continues on the merits. The Company intends to vigorously pursue these claims and to continue its protection of Iomega intellectual property.

Nomai/AMM Litigation

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. Nomai is currently engaged in several litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A, in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets, (2) AMM’s involvement in a research and development contract known as the “Magic” project and (3) Nomai’s subsequent disposition of AMM in September 1999.

On February 18, 2000, Maître Jean Jacques Savenier, the Commissaire à l’execution du Plan (bankruptcy trustee) for RPS Media, S.A., filed a complaint against Nomai. Savenier claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS Media, S.A. in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $13,300) until Nomai invests FF 48 million (approximately $6.4 million) and hires 100 people. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of Savenier. On February 16, 2001, Savenier filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $13,300) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately $6,600) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai is evaluating further appellate remedies to the Toulouse Court ruling.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (“the plaintiffs”) (parties involved with AMM in the Magic project) filed a lawsuit before the Commercial Court of Toulouse, France against AMM. Nomai is obligated to indemnify for and defend against the lawsuit under the agreement whereby Nomai divested its ownership of AMM to its new owner, Alain Bouttier. The lawsuit alleges breach of contract and other claims relating to the Magic project. The plaintiffs claim total damages of approximately FF 75 million (approximately $9.9 million). On May 15, 2001, the Court consolidated this lawsuit with the second Magic project lawsuit referenced below. As the defendant AMM is now in liquidation, the Court has ordered the plaintiffs to serve a writ of summons on AMM’s liquidator. Iomega International and Nomai intend to vigorously defend against these allegations.

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

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation before the Tribunal de Commerce of Albi. The complaint claims that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $ 17.1 million). This case was subsequently consolidated with the Savenier case mentioned above. A hearing was scheduled for February 8, 2002, but was postponed due to an ongoing court strike. Iomega International and Iomega Corporation intend to vigorously defend against these allegations.

On June 25, 2001, AMM filed an action in the Tribunal de Commerce of Albi seeking modification of the RPS Media, S.A. bankruptcy plan. Although Iomega Corporation and Iomega International are not parties to this action, the Court required representatives of both companies to appear at a hearing to consider AMM’s claims. In particular, AMM sought modification to the employee requirements under the plan. AMM also alleged damages of FFR 27.3 million (approximately USD $3.6 million) based on its allegations that Iomega Corporation and Iomega International interfered with its ability to comply with the bankruptcy plan. On July 24, 2001, the Court denied AMM’s request to modify the plan as well as AMM’s claim of damages. It ruled, however, that both Iomega Corporation and Iomega International were parties to the bankruptcy plan. The Company appealed this aspect of the Court’s ruling to the Toulouse Court of Appeals. On March 14, 2002, the Court of Appeals reversed and vacated the lower court’s ruling on procedural grounds.

Although the Company does not expect the arbitration with the Nomai/AMM litigation described above to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, an adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs (or is implemented).

(6)       Other Matters

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company performed the impairment test required under SFAS 142 and determined that the Company’s goodwill, all of which is associated with the Zip product line, was not impaired at March 31, 2002.

As a result of the implementation of SFAS 142, the Company did not record goodwill amortization expense in the first quarter of 2002, whereas the Company had recorded pre-tax goodwill amortization expense of $1.0 million in the first quarter of 2001. Without this goodwill amortization, pro forma net income for the first quarter of 2001 would have been $10.4 million, an increase of $0.6 million over the reported net income of $9.8 million and pro forma earnings per share would have been $0.19 per share, an increase of $0.01 per share over the reported $0.18 per share.

At March 31, 2002, the Company had $8.8 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets all relate to intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the quarter ended March 31, 2002, amortization expense was $0.9 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $3 million in 2002, $2 million in 2003, $2 million in 2004, $2 million in 2005 and $0.5 million in 2006. As of March 31, 2002, the weighted average useful live of the Company’s intangible assets is approximately 4½ years. At March 31, 2002, the gross value and accumulated amortization of the Company’s intangible assets were $13.0 million and $4.2 million, respectively. At December 31, 2001, the gross value and accumulated amortization of the Company’s intangible assets were $20.5 million and $10.7 million, respectively.

Significant Customers

During the quarter ended March 31, 2002, sales to Ingram Micro, Inc. accounted for 18.3% of consolidated sales. Ingram Micro, Inc., Tech Data and CompUSA Inc. accounted for 13.6%, 11.6% and 10.3% of consolidated sales, respectively, for the quarter ended April 1, 2001. No other single customer accounted for more than 10% of consolidated sales for these periods.

Forward Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed one month.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

At March 31, 2002, outstanding forward exchange purchase (sales) contracts, which all mature in May 2002, were as follows (rates are quoted as United States dollar per other currency unit):

                                                                        Contracted
                                                                          Forward                Spot
                                                Amount                      Rate                 Rate
                                             -----------                ----------              ------

      British Pound                           (3,200,000)                   .7036                .7015
      European Currency Unit                 (37,550,000)                  1.1448               1.1494
      Singapore Dollar                         1,150,000                   1.8422               1.8443

The contracts are revalued at the month-end spot rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Reverse Stock Split

On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split (“reverse stock split”) of the Company’s outstanding Common Stock. The reverse stock split was effected after the market close on September 28, 2001, thereby reducing 272.8 million shares of issued Common Stock (including treasury shares) to 54.6 million shares. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.

EITF 00-25 Reclassification

The Company adopted Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”), on January 1, 2002. This issue concluded that under specific circumstances, certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of sales when recognized in the vendor’s income statement. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $1.2 million for the first quarter of 2001. The adoption of EITF 00-25 had no impact on operating income, net income or earnings per share.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: revenue recognition, price protection and volume rebate reserves, allowance for doubtful accounts, inventory valuation, fixed asset impairment, warranty costs and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Business Segment Information

The accounting policies of the segments are the same as those described in Note 1 of notes to the condensed consolidated financial statements “Significant Accounting Policies”. Intersegment sales, eliminated in consolidation, are not material. The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income directly related to a segment’s operations, less both fixed and variable manufacturing costs, research and development expenses, selling, general and administrative expenses and amortization of intangibles directly related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The expenses attributable to corporate activity are not allocated to the operating segments.

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip, CD-RW, Jaz, PocketZip and Other. The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors and OEMs throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The “Other” segment includes: Peerless drive systems, which began shipping during the second quarter of 2001; FotoShow digital image centers (previously shown in the 2001 first quarter as a part of the Zip segment); sourced products such as Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards and network attached storage servers (“NAS”); Iomega software products such as Lifeworks and Iomega QuikSync software; Ditto tape products and other miscellaneous items.

Subsequent to the end of 2001, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the “Other” category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company will continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes (all Zip and Other segment amounts have been restated to show the current classification of FotoShow in Other). The information for the first quarter of 2001 has been restated to show the effects of EITF 00-25 which required, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $1.2 million for the first quarter of 2001, with no impact on operating income, net income or earnings per share.

Reportable Operating Segment and Unit Information:

                                                                                For the Quarter Ended
                                                                             ---------------------------
                                                                             March 31,          April 1,
                                                                                2002              2001
                                                                             ---------         ---------
                                                                                     (In thousands)
            Sales:
               Zip                                                           $ 143,066         $ 203,074
               CD-RW                                                            22,597            44,149
               Jaz                                                               5,873            26,509
               PocketZip                                                            19             1,271
               Other                                                             7,342             2,007
                                                                             ---------         ---------
                  Total sales                                                $ 178,897         $ 277,010
                                                                             =========         =========

            Product Profit Margin (Loss):
               Zip                                                           $  57,312         $  55,285
               CD-RW                                                                69            (5,904)
               Jaz                                                               1,944             9,663
               PocketZip                                                           737            (8,053)
               Other                                                            (4,900)           (6,771)
                                                                             ---------         ---------
                  Total product profit margin                                   55,162            44,220

            Common Operating Expenses:
               General corporate expenses                                      (28,780)          (33,292)
               Interest and other income, net                                      216             5,261
                                                                             ---------         ---------
                  Income before income taxes                                 $  26,598         $  16,189
                                                                             =========         =========

                                                                                For the Quarter Ended
                                                                             ---------------------------
                                                                             March 31,          April 1,
                                                                               2002               2001
                                                                             ---------          --------
             Drive units:
                Zip                                                              1,116             1,479
                CD-RW                                                              154               270
                Jaz                                                                  2                43
                PocketZip                                                           12                14

             Disk units:
                Zip                                                              9,099            11,732
                CD-RW                                                                -                 -
                Jaz                                                                 72               231
                PocketZip                                                            8               101

Seasonality

The Company’s Zip products are targeted primarily to the personal computer, consumer digital electronic, OEM, enterprise and business professional markets. The Company’s CD-RW products are targeted to the retail consumer and enterprise markets. The Company’s Peerless drive system is targeted to business professional and enterprise markets. The Company’s NAS products are targeted primarily to the enterprise market. Management believes the markets for the Company’s products are generally seasonal, with a higher proportional share of total sales typically occurring in the fourth quarter and sales slowdowns commonly occurring during the first quarter, second quarter and summer months. This historic pattern could, however, be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales and growth rates for any prior quarter are not necessarily indicative of the sales or growth rates to be expected in any future quarter.

Results of Operations

The Company reported net income of $31.2 million, or $0.61 per diluted share, for the quarter ended March 31, 2002, which included $15.8 million, or $0.31 per diluted share, attributable to a decrease in the Company’s valuation allowance for net deferred tax assets. This compares to first quarter 2001 net income of $9.8 million, or $0.18 per diluted share, which included a $0.4 million, or $0.01 per diluted share, increase in the Company’s valuation allowance for foreign net deferred tax assets.

Sales

Sales for the quarter ended March 31, 2002 of $178.9 million decreased $98.1 million, or 35.4%, when compared to sales of $277.0 million for the quarter ended April 1, 2001. This decrease was primarily a result of lower Zip drive and disk sales, lower CD-RW sales and lower Jaz drive and disk sales. Total drive sales of $107.0 million decreased by 38.6%, while total drive units shipped declined by 28.0% when compared to the first quarter of 2001. Total disk sales of $70.2 million decreased by 29.2%, while total disk units shipped declined by 23.7% when compared to the first quarter of 2001.

Zip product sales for the first quarter of 2002 totaled $143.1 million, representing a decrease of $60.0 million, or 29.5%, compared to sales of $203.1 million for the first quarter of 2001. Sales of Zip products represented 80.0% of total sales for the first quarter of 2002, compared to 73.3% for the first quarter of 2001. Zip drive sales of $81.4 million for the first quarter of 2002 decreased by $37.8 million, or 31.7%, while Zip drive units shipped decreased by 24.5% from the first quarter of 2001. Zip drive sales decreased more than Zip drive units shipped primarily due to lower prices and a higher mix of OEM shipments for the first quarter of 2002 compared to the first quarter of 2001. Shipments of Zip OEM drives accounted for approximately 51% of total Zip drive shipments in the first quarter of 2002, compared to approximately 43% in the first quarter of 2001. Zip disk sales of $61.3 million for the first quarter of 2002 decreased by $22.2 million, or 26.6%, while Zip disk units shipped decreased by 22.4% from the first quarter of 2001. Zip disk sales decreased more than Zip disk units shipped primarily due to lower prices. When compared to the first quarter of 2002, lower drive and disk units shipped, net of favorable product mix, accounted for $42.8 million of the decrease in Zip product sales and pricing actions (primarily relating to Zip drives) accounted for $17.2 million of the decrease in Zip product sales.

CD-RW product sales for the first quarter of 2002 totaled $22.6 million, representing a decrease of $21.5 million, or 48.8%, compared to sales of $44.1 million for the first quarter of 2001. Sales of CD-RW products represented 12.6% of total sales for the first quarter of 2002, compared to 15.9% for the first quarter of 2001. CD-RW units shipped decreased 43.0% compared to the first quarter of 2001. When compared to the first quarter of 2001, pricing actions of $14.9 million taken to meet competitive pressures and lower units shipped of $6.6 million accounted for the decrease in CD-RW product sales. The lower CD-RW unit shipments in the first quarter of 2002 resulted primarily from the Company’s decision in the second quarter of 2001 to exit the internal CD-RW drive business and supply constraints experienced during the early part of first quarter 2002.

Jaz product sales for the first quarter of 2002 totaled $5.9 million, representing a decrease of $20.6 million, or 77.8%, compared to sales of $26.5 million for the first quarter of 2001. Sales of Jaz products represented 3.3% of total sales for the first quarter of 2002, compared to 9.6% for the first quarter of 2001. Jaz drive and disk units shipped decreased by 95.3% and 68.8%, respectively, when compared to the first quarter of 2001. When compared to the first quarter of 2001, lower units shipped of $20.7 million was the primary reason for the decline in sales and resulted from the Company’s decision to discontinue the Jaz drive.

There were virtually no PocketZip product sales for the first quarter of 2002, representing a decrease of $1.3 million, compared to the first quarter of 2001 due to the Company’s decision to discontinue the PocketZip product line.

Other product sales for the first quarter of 2002 totaled $7.3 million, representing an increase of $5.3 million, compared to sales of $2.0 million for the first quarter of 2001. The increase in other product sales resulted primarily from the addition of Peerless, which began shipping late in the second quarter of 2001 and which had first quarter 2002 sales of $6.1 million.

Geographically, sales in the Americas totaled $110.7 million, or 61.9% of total sales, in the first quarter of 2002, compared to $190.2 million, or 68.7% of total sales, in the first quarter of 2001. This decrease was primarily due to lower Zip, CD-RW and Jaz sales. Sales in Europe totaled $55.9 million, or 31.2% of total sales, in the first quarter of 2002, compared to $67.8 million, or 24.5% of total sales, in the first quarter of 2001. This decrease was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $12.3 million, or 6.9% of total sales, in the first quarter of 2002, compared to $19.0 million, or 6.8% of total sales, in the first quarter of 2001. This decrease was primarily due to lower Zip sales.

Gross Margin

The Company’s overall gross margin was $72.5 million, or 40.5%, in the first quarter of 2002, compared to $84.5 million, or 30.5%, in the first quarter of 2001. The decrease in total gross margin of $12.0 million was due primarily to lower Zip and Jaz sales, partially offset by improved CD-RW gross margins. The gross margin percentage increased from 30.5% in the first quarter of 2001 to 40.5% in the first quarter of 2002, primarily from higher Zip and CD-RW gross margin percentages. Zip gross margins improved to 48.6% in the first quarter of 2002 from 38.9% in the first quarter of 2001, primarily from a favorable mix of Zip 250MB products to Zip 100MB products, a favorable mix of Zip disk sales to Zip drive sales, lower depreciation expenses and other cost reductions resulting from the Company’s restructuring actions implemented during the second half of 2001. CD-RW gross margins improved primarily as a result of the new CD-RW sourcing strategy, the discontinuation of lower margin internal CD-RW drives and other cost reductions resulting from the Company’s restructuring actions implemented during the second half of 2001. The higher gross margin percentages reported for the first quarter of 2002 are not likely to be repeated in future periods as the Company adds non-Zip sales in lower margin areas such as CD-RW, external and portable hard drives and NAS, because future cost reductions are anticipated to come at a slower rate than was achieved during the first quarter of 2002 and because the favorable mix of Zip disk to Zip drive sales compared to expectations may not continue.

Future gross margin percentages will depend on a number of factors including: the mix between Zip products compared to the Peerless drive system and sourced products such as CD-RW, external and portable hard drives and NAS; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB and Zip 250MB drives and disks, as sales of Zip 250MB products have higher gross margins; sales volumes of Zip disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; future pricing actions or promotions (including any pricing actions on Zip drives and/or disks in an attempt to stimulate demand); the impact of any future material cost reductions; the impact of any rebate that may be implemented as part of the Rinaldi settlement (see Note 5 to the condensed consolidated financial statements for more information); the ability to avoid further inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); significant price competition given that CD-R and CD-RW discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes; and general economic conditions.

Segment PPM

Zip segment PPM for the first quarter of 2002 was $57.3 million and increased by $2.0 million, or 3.7%, compared to Zip segment PPM of $55.3 million for the first quarter of 2001. The increased PPM resulted primarily from a higher mix of Zip 250MB products to Zip 100MB products, lower depreciation and amortization expenses and significantly lower operating expenses reflecting the benefits of the Company’s restructuring actions implemented during the second half of 2001. Lower goodwill amortization expense of $1.0 million in the first quarter of 2002 resulted from the implementation of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), which requires goodwill to be tested annually for impairment rather than being amortized. The impairment test concluded that the goodwill associated with the Zip product line was not impaired at March 31, 2002. PPM as a percentage of Zip sales increased to 40.1% for the first quarter of 2002, compared to 27.2% for the first quarter of 2001, primarily from a higher mix of Zip 250MB products to Zip 100MB products, higher disk to drive mix, lower materials costs and lower depreciation and amortization expenses.

CD-RW segment PPM for the first quarter of 2002 was $0.1 million and increased by $6.0 million, or 101.2%, compared to a CD-RW product loss of $5.9 million for the first quarter of 2001. The increased PPM in the first quarter was primarily due to the new CD-RW sourcing strategy, the decision to exit the internal CD-RW drive business and lower operating expenses reflecting the benefits of the Company’s restructuring actions implemented during the second half of 2001.

Jaz segment PPM for the first quarter of 2002 was $1.9 million and decreased by $7.8 million, or 79.9%, compared to Jaz segment PPM of $9.7 million for the first quarter of 2001. The lower PPM resulted primarily from lower units shipped reflecting the Company’s decision to discontinue the Jaz drive. PPM as a percentage of Jaz sales decreased to 33.1% for the first quarter of 2002, compared to 36.5% for the first quarter of 2001, primarily from fixed costs decreasing at a slower rate than sales declined.

PocketZip segment PPM of $0.7 million increased $8.8 million in the first quarter of 2002, compared to a PocketZip segment product loss of $8.1 million in the first quarter of 2001. The improved PPM resulted primarily from the Company’s decision to discontinue the PocketZip product line and the favorable settlement of certain supplier inventory claims.

Other product losses of $4.9 million decreased $1.9 million in the first quarter of 2002, compared to Other product losses of $6.8 million in the first quarter of 2001. The decrease in other product losses resulted primarily from improved PPM on FotoShow and lower product losses associated with software, partially offset by increased Peerless product losses. The Peerless product loss resulted primarily from inventory reserves established in light of the April 8, 2002 announcement of the new Iomega portable and external hard drives.

General corporate expenses that were not allocated to PPM of $28.8 million in the first quarter of 2002, decreased $4.5 million, or 13.6% compared to $33.3 million for the first quarter of 2001. The $4.5 million decrease was comprised primarily of $11.1 million in headcount and other cost reduction actions taken in the second half of 2001 partially offset by a $4.0 million litigation accrual and a $2.6 million increase related to bonus and profit sharing costs.

Selling, General and Administrative Expenses (Including Bad Debt)

Selling, general and administrative expenses (including bad debt) of $37.5 million for the first quarter of 2002 decreased by $22.0 million, or 37.0%, compared to $59.5 million for the first quarter of 2001. The decrease in selling, general and administrative expenses resulted primarily from headcount and other cost reduction actions taken in the second half of 2001. The $22.0 million decrease was comprised primarily of $28.2 million in total reductions in marketing, customer support, sales, product management and all general and administrative functions and a $0.4 million increase in bad debt credit. The increase in bad debt credit resulted primarily from collections from customers in Europe and Asia whose balances had previously been fully reserved. These decreases were partially offset by a $4.0 million litigation accrual and a $2.6 million increase related to bonus and profit sharing costs.

Selling, general and administrative expenses (including bad debt) decreased as a percentage of sales to 21.0% for the first quarter of 2002, from 21.5% in the first quarter of 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined due to specific restructuring actions taken in the second half of 2001.

Research and Development Expenses

Research and development expenses of $8.6 million for the first quarter of 2002 decreased by $5.5 million, or 38.6%, when compared to $14.1 million for the first quarter of 2001. The lower research and development expenses for the first quarter of 2002 resulted primarily from headcount reductions and lower project expenses associated with Zip, CD-RW, software and Peerless. Research and development expenses decreased as a percentage of sales to 4.8% in the first quarter of 2002, from 5.1% in the first quarter of 2001, as research and development costs declined at a faster rate than sales declined due to specific restructuring actions taken in the second half of 2001.

Restructuring Charges Discussions

The following discussions of the Company’s non-restructuring and restructuring charges are also found in their entirety in the notes to the condensed consolidated financial statements.

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

2001 Restructuring Actions

Second Quarter 2001

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company’s Penang, Malaysia manufacturing facility. The Company’s Roy, Utah, manufacturing facility was transitioning from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June 2001. This workforce reduction resulted in charges of $0.8 million for severance and benefit costs. The Company anticipated annual cost savings of $3.7 million from this action.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in charges of $0.3 million for severance and benefit costs. All of the Singapore severance and benefit reserves were utilized during 2001. The cost savings associated with this headcount reduction were not expected to be significant.

The second quarter 2001 restructuring charges originally totaled $1.1 million. As of March 31, 2002, the Company had terminated the employment of all affected employees and paid out all severance and benefit payments associated with the second quarter 2001 restructuring actions. Utilization of the second quarter 2001 restructuring reserves during the quarter ended March 31, 2002 is summarized below:

Second Quarter 2001                               Balance              Utilized           Balance
                                                                  -----------------
Restructuring Actions                            12/31/01         Cash     Non-Cash       03/31/02
----------------------                           --------         ----     --------       --------
                                                                     (in thousands)

U.S. Manufacturing:
    Severance and benefits (a)                    $ 78            $ (78)    $    -         $    -
                                                  ====            =====     ======         ======

Balance Sheet Breakout:
    Other current liabilities (a)                 $ 78            $ (78)    $    -         $    -
                                                  ====            =====     ======         ======

(a) Amounts represent primarily cash charges.

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination of employment until the fourth quarter of 2001.

Of the $33.3 million in total third quarter 2001 restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America restructuring activities consisted of outsourcing the Company’s distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company’s North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of a 60-day advance notice. Pay in lieu of notice was paid on a continuous basis for a 60-day notice period and separation payments were paid in lump sum at the end of the 60-day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $12.7 million for severance and benefit costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs. Lease termination costs are being paid on their regular monthly rent payment schedule.

The Asia Pacific restructuring activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter, 12 individuals were scheduled to continue to work on a transitions basis through various identified dated ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and benefit costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

During the fourth quarter, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees had been identified for termination of employment at September 30, 2001. However, since the employees had not been notified, the Company did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to the Company unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, the Company had originally assumed it would not be able to locate another tenant for the facility.

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals continued to work on a transition basis through March 31, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and benefit costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

During the fourth quarter of 2001, it was determined that an additional $0.2 million was required for Europe lease termination costs as a result of the Company not being able to locate a new tenant in Ireland in the timeframe originally estimated in the third quarter of 2001.

The Malaysia restructuring activities consisted of a workforce reduction of 295 regular employees across almost all business functions (the majority of which were direct labor employees) at almost all levels of the organization. All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter of 2001. This workforce reduction resulted in charges of $0.5 million for severance and benefit costs, all of which were paid during the third quarter of 2001.

The Company anticipates that these restructuring actions will result in an annual cost reduction of approximately $60 million, beginning in 2002.

As of March 31, 2002, the Company had terminated the employment of all affected employees, except for one employee offered a retention package into the second quarter of 2002, and vacated all facilities in connection with the third quarter 2001 restructuring actions. Since some affected employees were offered retention packages that extended to the end of the first quarter and into the second quarter of 2002, not all severance payments were paid as of March 31, 2002. The remaining severance and benefits are expected to be paid in the second and third quarters of 2002. The information technology assets and furniture have not been utilized since early in the fourth quarter of 2001 and are expected to be disposed during the second quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The third quarter 2001 restructuring charges originally totaled $33.3 million. Third quarter 2001 restructuring reserves in the amount of $5.7 million and $2.5 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 31, 2002. Utilization of the third quarter 2001 restructuring reserves during the quarter ended March 31, 2002 is summarized below:

                                                                          Utilized
                                                                    ---------------------
        Third Quarter 2001                              Balance                                 Balance
        Restructuring Actions                           12/31/01      Cash       Non-Cash       03/31/02
        ----------------------                          --------    ---------    --------       --------
                                                                      (in thousands)
        North America Reorganization:
             Severance and benefits (a)                 $  2,194    $ (1,845)    $      -       $   349
             Lease cancellations (a)                       5,823        (831)           -         4,992
             Leasehold improvements and
                furniture (b)                              2,102           -         (240)        1,862
             Information technology assets (b)             1,216           -         (747)          469
                                                        --------    --------     --------       -------
                                                          11,335      (2,676)        (987)        7,672
                                                        --------    --------     --------       -------

        Asia Pacific Reorganization:
             Severance and benefits (a)                       82          (9)           -            73
             Lease cancellations (a)                          68         (53)           -            15
                                                        --------    --------     --------       -------
                                                             150         (62)           -            88
                                                        --------    --------     --------       -------
        Europe Reorganization:
             Severance and benefits (a)                      332        (278)           -            54
             Lease cancellations (a)                         390        (181)           -           209
             Leasehold improvements and
                furniture (b)                                235           -         (103)          132
             Information technology assets (b)                26           -          (26)            -
                                                        --------    --------     ---------      -------
                                                             983        (459)        (129)          395
                                                        --------    --------     --------       -------
                                                        $ 12,468    $ (3,197)    $ (1,116)      $ 8,155
                                                        ========    ========     ========       =======

        Balance Sheet Breakout:
            Other current liabilities (a)               $  8,889    $ (3,197)    $      -       $ 5,692
            Fixed asset reserves (b)                       3,579           -       (1,116)        2,463
                                                        --------    --------     --------       -------
                                                        $ 12,468    $ (3,197)    $ (1,116)      $ 8,155
                                                        ========    ========     ========       =======
        (a)      Amounts represent primarily cash charges.
        (b)      Amounts represent primarily non-cash charges.

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter of 2001 and a net reversal of $0.2 million in adjustments to the third quarter restructuring charges (see section above entitled “Third Quarter 2001”).

The fourth quarter 2001 restructuring charges of $4.8 million included $2.7 million associated with exiting lease facilities, of which $1.7 million was for lease cancellation costs and $1.0 million was for leasehold improvements, furniture and equipment, and $2.1 million for severance and benefit costs associated the reduction of 105 regular and temporary personnel in North America and Europe.

Of the $4.8 million in fourth quarter 2001 charges, $1.5 million related to restructuring activities in North America and $3.3 million related to restructuring activities in Europe.

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the employees whose employment was terminated were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 25 individuals were to continue to work on a transition basis through various identified dates ending no later than June 30, 2002. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Pay in lieu of notice was paid on a continuous basis and separation payments were/or will be paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and benefit costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002, when the outsourcing project was substantially completed. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease is expected to be vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment are anticipated to be disposed of in the second quarter of 2002.

The Company anticipates that when fully implemented, the fourth quarter restructuring actions will result in an annual cost reduction of approximately $9 million. Substantially all of these savings are expected to be realized starting in the second quarter of 2002.

At March 31, 2002, the Company had terminated the employment of all affected employees, except for those employees offered retention packages into the second and third quarters of 2002. The severance and benefits reserves associated with the employees who were provided retention packages are expected to be paid in the second and third quarters of 2002. Leasehold improvements, furniture and equipment are expected to be disposed of in the second quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The fourth quarter 2001 restructuring charges originally totaled $4.8 million. Fourth quarter 2001 restructuring reserves in the amount of $0.6 million and $1.0 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 31, 2002. Utilization of the fourth quarter 2001 restructuring reserves during the quarter ended March 31, 2002 is summarized below:

Fourth Quarter 2001                                 Balance            Utilized                Balance
                                                                 ---------------------
Restructuring Actions                              12/31/01        Cash       Non-Cash         03/31/02
----------------------                             --------      --------    ----------        --------
                                                                    (in thousands)
North America Reorganization:
     Severance and benefits (a)                     $ 1,503      $ (1,103)   $        -         $   400
                                                    -------      --------    ----------         -------

Europe Reorganization:
     Severance and benefits (a)                         591          (486)            -             105
     Lease cancellations (a)                          1,698        (1,631)            -              67
     Leasehold improvements, furniture and
        equipment (b)                                   983             -             -             983
                                                    -------      --------    ----------         -------
                                                      3,272        (2,117)            -           1,155
                                                    -------      --------    ----------         -------
                                                    $ 4,775      $ (3,220)   $        -         $ 1,555
                                                    =======      ========    ==========         =======

Balance Sheet Breakout:
    Other current liabilities (a)                   $ 3,792      $ (3,220)   $        -         $   572
    Fixed asset reserves (b)                            983             -             -             983
                                                    -------      --------    ----------         -------
                                                    $ 4,775      $ (3,220)   $        -         $ 1,555
                                                    =======      ========    ==========         =======

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

1999 Restructuring Actions

The Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal) during 1999. As disclosed in the Annual Report on Form 10-K filed for the year ended December 31, 2001, all reserves associated with the 1999 restructuring actions have been utilized except for $3.0 million associated with Company’s cessation of manufacturing operations in France. This remaining $3.0 million relates to contract obligations that are being litigated and therefore have not been paid. The Company is unable to predict when the litigation relating to these obligations will be resolved. Thus, there was no utilization of the contract obligation reserves during the quarter ended March 31, 2002. There can be no assurance that the settlement of these contract obligations will not result in significant legal or other costs that have not been accrued for in these restructuring charges.

Remaining 1999 restructuring reserves in the amount of $3.0 million were included in the Company’s balance sheet as of March 31, 2002 in other current liabilities. There was no utilization of the reserves during the first quarter of 2002.

                                                   Balance          Utilized              Balance
                                                              --------------------
  1999 Restructuring Actions                       12/31/01     Cash       Non-Cash       03/31/02
  ---------------------------------                --------   -------      --------       --------
                                                                   (in thousands)
  France/Scotland Consolidation:
     Contract obligations (a)(b)                   $  1,414   $     -      $     -        $ 1,414
                                                   --------   -------      -------        -------

  Manufacturing Cessation -
     Avranches, France:
     Other commitments (a)                               16         -            -             16
     Contract obligations (a)                         1,581         -            -          1,581
                                                   --------   -------      -------        -------
                                                      1,597         -            -          1,597
                                                   --------   -------      -------        -------
                                                   $  3,011   $     -      $     -        $ 3,011
                                                   ========   =======      =======        =======

  Balance Sheet Breakout:
     Other current liabilities (a)                 $  3,011   $     -      $     -        $ 3,011
                                                   ========   =======      =======        =======

(a) Amounts represent primarily cash charges.
(b) Amounts relate to commitments associated with manufacturing of floppy drives.

Interest and Other Income and Expense

Interest income of $2.3 million in the first quarter of 2002 decreased $3.0 million from $5.3 million in the first quarter of 2001 primarily due to lower interest rates and lower average cash, cash equivalents and temporary investment balances.

Interest and other expense of $2.1 million in the first quarter of 2002 increased $2.0 million from $0.1 million in the first quarter of 2001. The increase resulted primarily from increased foreign currency losses and a partial write down of a research and development venture investment which is included in other assets. The objective of this venture investment was the potential collaboration in the development of optical technologies.

Income Taxes

For the quarter ended March 31, 2002, the Company recorded an income tax benefit of $4.6 million on pre-tax income of $26.6 million which reflected a $15.8 million decrease in the valuation allowance for net deferred tax assets partially offset by an income tax provision of $11.2 million. Excluding the $15.8 million decrease in the valuation allowance, the effective tax rate for the first quarter of 2002 was 41.9%. This compares to an income tax provision of $6.4 million on pre-tax income of $16.2 million for the first quarter of 2001, which included a $0.4 million increase in the valuation allowance for foreign net deferred tax assets. Excluding the $0.4 million increase in the valuation allowance, the effective tax rate for the first quarter of 2001 was 36.7%. The increase in the effective tax rate, excluding adjustments to the valuation allowance, from 36.7% in the first quarter of 2001 to 41.9% in the first quarter of 2002 resulted primarily from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The realizability of the deferred tax assets is evaluated quarterly in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

At March 31, 2002, the Company had $30.8 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards, which reflected the tax benefit of approximately $79 million in future U.S. tax deductions. The U.S. federal net operating loss carryforwards expire at various dates beginning in 2022 and the state net operating loss carryforwards expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.9 million for deferred tax assets related to foreign net operating loss carryforwards, which reflected the tax benefit of approximately $36 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax assets for the Company at March 31, 2002 were $19.9 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $51 million. Management believes that the Company’s recent restructuring efforts will continue to reduce costs to be more in line with expected sales and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and therefore, realization of the net deferred tax assets is not assured.

The $15.8 million decrease in the valuation allowance for net deferred tax assets resulted primarily from a reduction in net deferred tax assets. This reduction was in response to the passage of the Job Creation and Worker Assistance Act of 2002, which allows for the 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

As of March 31, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $56.2 million have been accrued on unremitted foreign earnings of $144.1 million. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations, including the Company's manufacturing operations in Penang, Malaysia.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The resolution of this issue will likely result in future charges and could affect the Company’s status of its $112.3 million of permanently invested foreign earnings. The additional unrecorded deferred U.S. tax liability, if such amounts were no longer considered permanently invested, would be approximately $44 million. No cash impact would be incurred unless the cash were repatriated.

Liquidity and Capital Resources

At March 31, 2002, the Company had total cash, cash equivalents and temporary investments of $341.4 million, compared to $329.1 million at December 31, 2001, an increase of $12.3 million or 3.7%. At March 31, 2002, $5.9 million of the total cash on deposit in the U.S. was restricted in its use (see below for more details).

At March 31, 2002, $162.3 million of cash, cash equivalents and temporary investments were on deposit in the U.S. compared to $135.5 million at December 31, 2001.

At March 31, 2002, the remaining $179.1 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe) compared to $193.6 million at December 31, 2001.

Deferred tax liabilities for estimated U.S. federal and state taxes of $56.2 million, have been accrued on unremitted foreign earnings of $144.1 million as of March 31, 2002. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million considered to be permanently invested in non-U.S. operations. The additional unrecorded deferred U.S. tax liability, if such amounts were no longer considered permanently invested, would be approximately $44 million. If the Company decides to solve the underutilization problem of the Company’s Penang, Malaysia manufacturing facility through divestment or outsourcing, this divestment will likely result in future charges and could affect the Company’s status of these permanently invested foreign earnings. The net book value of the Penang, Malaysia building and land as of March 31, 2002 was $21.7 million. Cash dividends of foreign earnings (such as the repatriation of any of the $179.1 million of foreign cash) to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

Working capital of $349.6 million at March 31, 2002, increased by $34.7 million compared to $314.9 million at December 31, 2001. The increase in working capital resulted primarily as a result of higher total cash, cash equivalents and temporary investments, lower other current liabilities, higher income taxes receivable and lower accounts payable, partially offset by lower trade receivables. The Company’s ratio of current assets to current liabilities increased to 2.8 to 1 at March 31, 2002, compared to 2.4 to 1 at December 31, 2001.

For the first three months of 2002, cash provided by operating activities amounted to $16.9 million, an increase of $12.1 million compared to cash provided from operating activities of $4.8 million for the first three months of 2001. The higher cash provided from operating activities resulted primarily from higher operating results and from changes in current assets and current liabilities as described below.

Accounts receivable decreased in the first three months of 2002 primarily from lower sales. Accounts payable decreased primarily from lower levels of purchasing that has resulted from lower sales volumes and cost reductions. Other current liabilities decreased due to lower accrued restructuring accruals, marketing accruals and purchase commitments, partially offset by increases in litigation accruals and bonus and profit sharing accruals. Income taxes receivable increased primarily from the passage of the Job Creation and Worker Assistance Act of 2002, which allows for the 5-year carryback and utilization of a portion of the Company’s 2000 and 2001 tax net operating losses.

For the three months ended March 31, 2002, the Company made $6.4 million in cash payments related to the 2001 restructuring actions and made $3.3 million in cash payments related to the second and third quarter 2001 non-restructuring actions.

During the three months ended March 31, 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. For the three months ended April 1, 2001, the Company did not repurchase any shares. As of March 31, 2002, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

In connection with the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, as part of the Court’s June 29, 2001 order, the Court issued an award of $4.1 million for plaintiffs’ attorneys’ fees. The Company has funded $4.1 million into an escrow account. The Company has title to the escrow account and interest received on this account becomes part of the escrow balance. However, the Company is restricted to using this cash only for the payment of plaintiffs’ attorney’s fees once this lawsuit is settled. This cash is reported separately as “restricted cash” in the condensed consolidated balance sheets. For more information about the lawsuit, see Note 5 “Commitments and Contingencies” in the notes to condensed consolidated financial statements.

During the first quarter of 2002, the Company classified $1.8 million of cash as restricted cash to cover the bank agreement associated with an outstanding letter of credit. Per the bank agreement, this cash has been set aside as a certificate of deposit and cannot be utilized by the Company until shortly after the letter of credit is no longer needed.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from operations, will be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for restructuring and non-restructuring actions and other activities during the next twelve months. However, cash flow from operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the Company’s ability to stop its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the progress of the Company’s product development efforts, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its balance of unrestricted cash, cash equivalents and temporary investments and cash flows from operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s balance of unrestricted cash, cash equivalents and temporary investments is its primary source of liquidity. The Company currently does not have a credit facility in place and given the current difficult capital markets, there is no assurance that if needed, the Company would be able to obtain financing from external sources.

Other Matters

SEC Review

As previously disclosed, in connection with a review of the Company’s periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The Company has provided such disclosures in its subsequent SEC filings as applicable. The staff has also questioned aspects of the Company’s accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

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

Recent Accounting Pronouncements

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

The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. As a result of the implementation of SFAS 142, the Company did not record goodwill amortization expense in the first quarter of 2002, whereas the Company had recorded pre-tax goodwill amortization expense of $1.0 million in the first quarter of 2001. The Company also performed the impairment test required under SFAS 142 and determined that the Company’s goodwill, all of which is associated with the Zip product line, was not impaired at March 31, 2002.

Factors Affecting Future Operating Results

The Company’s future operating results will depend in large part on the success of its product solutions for personal computers and other devices. Although the Company believes there is a market demand for personal storage devices, there is no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Company’s products achieve and maintain a significant market presence will depend upon a number of factors, including the price, performance, quality and other characteristics of the Company’s products and of competing and substitute solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computers and other products containing the Company’s drives; the ability of the Company to create consumer demand for its products; the success of the Company’s efforts to maintain customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and worldwide economic conditions, including overall market demand for personal computers and other products with which the Company’s products can be used.

The Company’s business strategy is substantially dependent on maximizing sales of its proprietary Zip disks, which generate significantly higher gross and product profit margins than the related drives or other Company products. If this strategy is not successful, because the Company is unable to stop the decline in Zip drive sales, because the Company is not successful in its strategy to increase Zip disk usage by existing Zip drive customers, because the sales mix between Zip disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company’s Zip drive products without infringing the Company’s proprietary rights, because any price reductions or promotions on Zip disks fail to produce a commensurate increase in demand, or for any other reason, then the Company’s sales would be adversely affected and its results of operations would be disproportionately adversely affected.

A portion of the Company’s overall Zip disk sales are through private label customers. The Company generally earns a lower gross margin on private label disk sales. The reason for this is that private label prices generally provide a functional discount to the private label customer because they agree to incur all of the sales, marketing and distribution expenses associated with reselling the disks under their brand name, and may also provide a volume discount where appropriate. If this private label portion materially increases, because of the lower gross profit margins or lower prices associated with private label Zip disk sales, it would have an adverse impact on the Company’s overall gross margin from sales of Zip disks.

Sales of Zip products have accounted for a significant majority of the Company’s sales and profits since 1996. However, these sales have been declining and, in the first quarter of 2002, Zip sales decreased 1.2% from the fourth quarter of 2001 and 29.5% from the first quarter of 2001. The level of future sales of Zip drives to end user customers will depend in large part on the Company’s ability to effectively position the Zip product line features versus CD-RW drives, increase the capacity of its Zip products and to further reduce costs to compete against other substitute technologies. The level of future shipments of Zip drives to OEM customers will depend in large part on the Company’s ability to further reduce the cost of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive. The Company believes that there is a trend among personal computer OEM customers to adopt internal CD-RW drives as a standard product feature and this trend has adversely impacted the Company’s Zip business. This trend is expected to continue and there can be no assurance that the Company will be successful in mitigating the adverse impact. Notwithstanding the foregoing challenges, the Company’s future operating results are dependent upon its ability to stabilize the Zip products business and to stop the Zip sales decline. For example, during 2001, the PPM for the Zip business was $153.1 million versus a product loss of $120.6 million on all other product segments (including restructuring and non-restructuring charges). In addition, during the first quarter of 2002, the PPM for the Zip business was $57.3 million versus a product loss of $2.1 million on all other product segments. There is no assurance that the Company will be successful in achieving this critical business objective of stabilizing and improving its Zip business.

The Company’s business strategy for CD-RW is different from its strategy for its Zip products because all of the drives are sourced from suppliers and marketed under the Iomega brand name without any significant manufacturing activity by the Company. The CD-RW drives do not use proprietary disks and have significantly lower overall gross margins. Given the low gross margins and frequency of new product introductions, the Company must closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to sell the product profitably. There is no assurance that the Company can achieve these objectives. The CD-RW drive market is very competitive and includes several established participants. Since the Company’s introduction of its CD-RW products in 1999, the Company has reported product losses on CD-RW each year through 2001. For example, during 2001, the Company recorded a product loss of $53.0 million (including restructuring and non-restructuring charges). Although the Company recorded a slight PPM in the first quarter of 2002, there is no assurance that this will continue. There is no assurance that the Company will not incur significant losses associated with the CD-RW platform in the future. The Company has developed a new business strategy around its CD-RW products including the selection of a new supplier, significantly reduced overhead associated with this segment, improved inventory management processes and revised channel marketing programs. The Company began implementing this strategy in the third and fourth quarters of 2001 but there is no assurance that this strategy or the CD-RW products will be successful or achieve continued profitability in the remainder of 2002. The supplier, as the original manufacturer, has certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. As discussed above, the Company believes that there is a trend among personal computer manufacturers to adopt internal CD-RW drives as a standard product feature. This trend is expected to continue and the Company expects that this will have an adverse impact on the long-term market demand for external CD-RW drives. Further, the Company believes that a long term transition will occur from CD-RW drives to DVD-Recordable drives and that this transition will have an adverse impact on the long term external CD-RW market.

During the second quarter of 2001, the Company began selling its Peerless drive system. In addition to the other risks described herein which relate to all of the Company’s products, additional risks relating to the Peerless drive system include the Company’s dependency upon a third party for some of the key technology used in the product and the fact that a number of the potential market applications for the Peerless drive system are new. In addition to stabilization of the Zip business, as discussed above, the Company believes that future operating results are further dependent upon the success of the Peerless drive system and other new high capacity, portable Hard Disk Drive (“HDD”) offerings. The Company expects this sector to continue to be highly price competitive and the Company’s success will depend on its ability to meet aggressive product price and performance targets. Although encouraged by the Peerless drive, the current implementation of this product faces significant cost challenges in light of continued price reductions in the portable HDD market segment in which the product competes. As a result, in April 2002, the Company launched newly designed portable HDD devices with the goal of achieving improved competitiveness in this market segment. There is no assurance that the Company will meet these goals or that the Peerless drive system or other new high capacity HDD products will achieve profitability or significant market presence or otherwise be successful.

During 2001, the Company began selling NAS devices. In introducing this product line, the Company is attempting to leverage the Iomega brand name and its small to medium size business customer base to expand into the network infrastructure, or “back office” market, as opposed to the personal computer desktop/laptop, or “front office” market. The NAS market is dominated by large computer and data storage providers (including Dell, Compaq, IBM and Hewlett Packard), is highly price competitive, primarily relies upon value added sales channels and requires core competencies in server, software and networking technologies. The Company is developing a strategy to address these requirements and challenges. In March 2002, the Company announced the launch of four NAS devices. There is no assurance that the Company will be successful in developing the necessary core competencies in this market segment, that the Company’s NAS products will be successful, that the Company will be successful in implementing its “back office” strategy or will achieve profitability on this product line in 2002 or thereafter.

During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell these products profitably. Notwithstanding, the Company believes that it must continue to develop new product lines while still maintaining a strong focus on its Zip product line. In addition to NAS products and new HDD products, as described above, the Company expects to review new business opportunities in the areas of software and services. There is no assurance that any new products or services will achieve profitability or significant market presence or otherwise be successful.

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

The Company’s future operating results are subject to risks associated with general economic conditions and consumer confidence. A decrease in consumer spending could have a direct impact on the Company’s sales. Any disruption in general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company’s results.

The Company believes that economic conditions in the personal computer industry have deteriorated and this downturn has affected the computer resellers, distributors and retailers who sell the Company’s products. Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. There is no assurance that the Company won’t be required to increase its allowance for doubtful accounts in the future.

Management of the Company’s inventory levels is very complex. The Company’s customers frequently adjust their ordering patterns in response to various factors including: perceptions of the Company’s ability to meet demand; the Company’s and competitors’ inventory supply in the retail and distribution channel; timing of new product introductions; seasonal fluctuations; Company and customer promotions; the consolidation of customer distribution centers; pricing considerations; and the attractiveness of the Company’s products compared with competing products. Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company’s results of operations. For example, during the second and third quarters of 2001, the Company recorded inventory reserves of $31.9 million, loss accruals for related supplier purchase commitments and contract cancellation costs of $27.4 million and accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. There is no assurance that there will not be additional charges related to excess supply in the future.

The Company’s business includes a significant volume of OEM sales. In an OEM business, a high proportion of sales are concentrated among a small number of customers. Although the Company believes its relationships with OEM customers are generally good, a relatively small number of customers represent a business risk that the loss of one or more accounts could adversely affect the Company’s financial condition or operating results. The Company’s customers are generally not obligated to purchase any minimum volume and are generally able to terminate their relationship with the Company at will. The Company believes that there is a trend among personal computer OEM customers to adopt CD-RW drives as a standard product feature and this trend has adversely impacted the Company’s Zip business. This trend is expected to continue and there can be no assurance that the Company will be successful in mitigating the adverse impact.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products, thus enabling the Company to profitably sell its products at lower prices in response to competitive and market factors. The Company is continuing to focus on reducing the manufacturing costs of its products by reducing the cost of parts and components used in the Company’s products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs; increasing manufacturing efficiencies; reducing overhead and burden rates and decreasing defect rates. The Company has reduced its distribution costs through outsourcing its distribution and logistic facilities to third parties in both North America and in Europe. The need to further reduce costs is particularly important for the Company’s OEM business, as OEM customers are highly price sensitive. If the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties, the Company’s ability to reduce manufacturing costs may be adversely affected. Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized, which has an adverse impact on the overhead and burden applied to the Company’s products. The Company is evaluating various alternatives to resolve this underutilization, including the divestment and outsourcing of its manufacturing operations. There is no assurance that the Company will be able to resolve this issue. However, any resolution implemented or future consolidation of the Company’s manufacturing facilities will likely result in future charges. The net book value of the Penang building and land as of March 31, 2002 was $21.7 million.

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

The Company has experienced problems and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has in the past recalled certain products and experienced manufacturing interruptions due to quality problems. The Company has substantially completed the process of outsourcing its European product distribution center and logistics. In any such complex outsourcing project, delays, disruptions and other problems may occur even after implementation. Any product availability, delays, disruption, shipping, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company’s sales and net income, result in damage to the Company’s reputation in the marketplace and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company’s products could provide an opportunity for competing products to increase their market share.

Future operating results also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could result in an injunction against future product shipments, require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company’s current or future products and also include the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs.

The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Also, many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. The Company has entered into an agreement with Lite-On Corporation where Lite-On has become the provider of substantially all of the Company’s CD-RW drives. The hard disk components used in the Peerless disks are obtained exclusively from IBM. Media used in Zip 100MB and 250MB disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments and head stack assemblies (“HSAs”) used in Zip notebook drives are obtained exclusively from SAE Magnetics. Further, the HSAs used in Zip drives are considered to be mature technologies. A supplier of one of the components used to produce the HSAs has announced its intention to discontinue manufacturing. The Company has an agreement in principle with this supplier for an adequate supply of material for the entire life cycle of this product. Other suppliers of components of HSAs or other assemblies may discontinue one or more components. In any such case, the Company would similarly attempt to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase would be available. Moreover, there can be no assurance that any estimate of future requirements would be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company’s material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

The purchase orders under which the Company buys many of its components generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand. Any misestimate of demand can result in either insufficient or excess capacity and/or purchase commitments. During the second quarter of 2001, the Company recorded charges of $18.3 million for supplier purchase commitments and $16.8 million for inventory reserves. During the third quarter of 2001, the Company recorded additional charges of $15.1 million for inventory reserves and $9.1 million for the termination of various contractual agreements. There is no assurance that the Company will not be required to take future charges attributable to forecasting inaccuracies.

The Company recorded restructuring and other charges during the second, third and fourth quarters of 2001 of $47.1 million, $64.4 million and $4.6 million, respectively, in connection with the following restructuring and other actions: to adjust the Company’s operating structure in accordance with sales expectations, reduce the Company’s break-even point and improve operating cash flow; reduce the Company’s global workforce in all functional areas during 2001 by 1,465 persons or approximately 43% from 3,429 employees at December 31, 2000; streamline the Company’s supply chain and logistics strategy, including the closure and outsourcing of the Company’s distribution facility in North Carolina; planned closure in 2002 and outsourcing of the Company’s distribution center and logistics in Europe; consolidate labor-intensive tasks into Malaysia; consolidate the Company’s operations and facilities, including the relocation of Corporate Headquarters to San Diego, California; and revise the Company’s product strategy. There is no assurance that additional restructuring and other actions will not be necessary in 2002. For example, although the Company has consolidated its manufacturing operations into its 376,000 square foot Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The implementation of any of the alternatives being considered will likely result in future charges. The net book value of the Penang building and land as of March 31, 2002 was $21.7 million. In addition, the Company is applying to Malaysian authorities for a relaxation of its minimum local content to continue to qualify for its Malaysian tax holiday. This application should be retroactive for the period 1997 through 2001 as well as for future periods. Although the Company believes it will be successful in obtaining this relaxation, there is no assurance it will be successful. If the relaxation is not approved, there would be a material adverse impact on the Company’s tax provision and net income.

Although the Company has already significantly reduced operational expenses, there is no assurance that these reductions are sustainable. Management expects that these restructuring and other actions will reduce future operational and manufacturing expenses. Management further expects the need to implement additional operational cost reductions. However, there is no assurance that the Company will be successful in its efforts to reduce expenses in future periods. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. The Company may experience disruptions of Information Technology systems and other business operations. The Company may incur legal liability and claims associated with the restructuring and mass layoffs. In consolidating or outsourcing facilities, the Company may experience disruptions in product shipments. Any disruption could adversely affect the Company’s financial results.

The Company’s success depends in large part upon the services of a number of key employees and the loss of the services of one or more of these key employees could have a material adverse effect on the Company. In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer replacing Bruce R. Albertson who resigned as President and Chief Executive Officer in May 2001. With this change in the Chief Executive Officer, the Company has had several other changes in its senior management team including the hiring of a new Chief Financial Officer, General Counsel, Executive Vice President of Operations and Research and Development, Vice President of Human Resources and Facilities and several other officers. The Company’s success will depend in part on its ability to attract and retain highly skilled personnel and to maintain continuity and stability within the Company’s senior management team.

During the third quarter of 1999, the Company announced plans to cease its Nomai manufacturing operations in Avranches, France and ceased operations shortly thereafter. There is no assurance that the Company’s cessation of manufacturing operations in France will not result in significant additional legal or other costs that have not already been accrued for in the restructuring charges recorded in 1999. See Note 5 of the notes to condensed consolidated financial statements for more information concerning Nomai litigation.

Significant portions of the Company’s sales are generated in Europe and Asia. The Company’s existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company’s international sales transactions are generally denominated in U.S. dollars. However, beginning in January 2002, the Company began invoicing the majority of its European customers in Euros. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see “Quantitative and Qualitative Disclosures About Market Risk” below).

At March 31, 2002, net deferred tax assets not covered by valuation allowances was $19.9 million. The minimum amount of future taxable income that would have to be generated to realize these net deferred tax assets is approximately $51 million. As such, as business conditions change, there is the risk that the Company may not be able to realize its remaining unreserved net deferred tax assets and may have to increase the valuation allowance for these assets in the future.

The Company has substantial balances of cash, cash equivalents and temporary investments. Significant portions of these balances are invested in investment grade instruments and securities, including commercial paper and corporate bonds. The Company monitors these investments in accordance with the Company’s investment policies. There can be no assurance that adverse events or developments in regard to a corporate or municipal issuer would not have a material adverse affect on the Company’s financial position or operating results.

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

Factors other than those discussed above that could cause actual events or actual results to differ materially from those indicated by any forward-looking statements include the ability of management to manage an increasingly complex business, transportation issues, product and component pricing, changes in analysts’ earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company’s products, intellectual property rights, litigation, general economic conditions, seasonality (particularly during the first quarter, second quarter and summer months), changes or slowdowns in overall market demand for personal computer products and other consumer products which utilize the Company’s products.

IOMEGA CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks. The Company did not have any significant debt outstanding at March 31, 2002. Should the Company need to borrow funds in the future, it would be subject to interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $0.8 million in the first quarter of 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed one month. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the United States dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $3.6 million at March 31, 2002. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on income statement translation, sales volume and prices and on local currency costs of production. As of March 31, 2002, the analysis indicated that such market movements would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the first quarter of 2002 that were not registered under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On March 21, 2002, the Company filed a Form 8-K under item 4, “Changes in Registrants Certifying Accountant” announcing the change in auditors from Arthur Andersen LLP to Ernst & Young LLP. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 05/13/02 Dated: 05/13/02	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

10.21	Separation Agreement and General Release, dated January 4, 2002, between the Company and Charlotte L. Miller

10.22	2002 Bonus Plan