Form 10-Q
period 2002-06-30
IOMEGA CORP
filed 2002-08-13
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2002.

Common Stock, par value $.03 1/3 (Title of each class)	54,612,144 (Number of shares)

IOMEGA CORPORATION
TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

Special Note Regarding Forward-Looking Statements..................................................       2

                                                     PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2002
             and December 31, 2001.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             ended June 30, 2002 and July 1, 2001..................................................       5

         Condensed Consolidated Statements of Operations for the Six Months
             ended June 30, 2002 and July 1, 2001..................................................       6

         Condensed Consolidated Statements of Cash Flows for the Six Months
             ended June 30, 2002 and July 1, 2001..................................................       7

         Notes to Condensed Consolidated Financial Statements......................................       8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      73

                                                      PART II - OTHER INFORMATION

Copyright(C)2002 Iomega Corporation. All rights reserved. Iomega, Zip, Jaz, Peerless, Predator, PocketZip, HipZip, FotoShow, QuikSync, HotBurn, LifeWorks, and ioLink are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the Company's goal of continuing to reduce operational expenses; expected savings from prior restructuring and non-restructuring activities; future utilization of prior restructuring and non-restructuring charges; plans to introduce new and enhanced products; plans to stabilize and improve the Company's core Zip business; the need for additional restructuring or other charges in the future; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning PocketZip and Jaz disks during 2002 and other plans concerning product lines; the expectation of continuing to lower product costs; the possible divestment and outsourcing of the Company's Penang, Malaysia manufacturing facility; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company's SEC filings described under the caption "Other Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of accounting pronouncements; the generation of future taxable income to realize net deferred tax assets; and the possible effects of an adverse outcome in the legal proceedings described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Critical Accounting Policies," "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " Quantitative and Qualitative Disclosures about Market Risk" in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 5 of the notes to condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or divestments. In addition, any forward-looking statements represent the Company's estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                         June 30,                December 31,
                                                                           2002                      2001
                                                                       -----------               ----------
                                                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                                             $ 271,146                $ 219,949
   Restricted cash                                                           1,921                    4,144
   Temporary investments                                                    99,046                  104,953
   Trade receivables, less allowance for doubtful accounts of
      $9,464 and $11,559, respectively                                      53,897                   89,396
   Inventories                                                              36,103                   56,336
   Deferred income taxes                                                    30,771                   39,978
   Income taxes receivable                                                  15,426                    4,025
   Other current assets                                                     16,415                   15,742
                                                                         ---------                ---------
      Total Current Assets                                                 524,725                  534,523
                                                                         ---------                ---------

Property, plant and equipment, at cost                                     243,924                  266,634
Accumulated depreciation and amortization                                 (194,665)                (211,437)
                                                                         ---------                ---------
      Net property, plant and equipment                                     49,259                   55,197
                                                                         ---------                ---------

Goodwill                                                                    11,691                   11,691
                                                                         ---------                ---------
Other intangibles, net                                                       8,116                    9,744
                                                                         ---------                ---------
Other assets                                                                   173                    2,820
                                                                         ---------                ---------
    Total Assets                                                         $ 593,964                $ 613,975
                                                                         =========                =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                           June 30,            December 31,
                                                                             2002                  2001
                                                                          ----------           ------------
                                                                          (Unaudited)
Current Liabilities:
   Accounts payable                                                         $  35,353            $  68,550
   Other current liabilities (Note 1)                                         120,805              151,095
                                                                            ---------            ---------
      Total Current Liabilities                                               156,158              219,645
                                                                            ---------            ---------
Other long-term liabilities                                                     2,131                3,018
                                                                            ---------            ---------

Deferred income taxes                                                          16,863               12,374
                                                                            ---------            ---------

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000
      shares, none issued                                                           -                    -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares, none issued                                                   -                    -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 54,600,513 and 54,572,019 shares,
      respectively                                                              1,821                1,819
   Additional paid-in capital                                                 307,543              307,413
   Less: 3,426,288 and 3,085,888 Common Stock treasury
      shares, respectively, at cost                                           (33,791)             (30,867)
   Retained earnings                                                          143,239              100,573
                                                                            ---------            ---------
      Total Stockholders' Equity                                              418,812              378,938
                                                                            ---------            ---------
         Total Liabilities and Stockholders' Equity                         $ 593,964            $ 613,975
                                                                            =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                              For the Quarter Ended
                                                                       ----------------------------------
                                                                        June 30,                 July 1,
                                                                          2002                    2001
                                                                       ---------                ---------
                                                                                   (Unaudited)
Sales                                                                  $ 145,208                $ 183,689
Cost of sales                                                             90,262                  176,733
                                                                       ---------                ---------
Gross margin                                                              54,946                    6,956
                                                                       ---------                ---------

Operating Expenses:
    Selling, general and administrative                                   33,073                   54,002
    Research and development                                               8,885                   13,241
    Restructuring charges (reversals)                                     (2,181)                   1,086
    Bad debt expense (credit)                                             (1,235)                     869
                                                                       ---------                ---------
       Total Operating Expenses                                           38,542                   69,198
                                                                       ---------                ---------

Operating income (loss)                                                   16,404                  (62,242)
Interest income                                                            2,406                    4,323
Interest and other expense                                                (1,041)                    (255)
                                                                       ---------                ---------

Income (loss) before income taxes                                         17,769                  (58,174)
Benefit (provision) for income taxes                                      (6,312)                  22,319
                                                                       ----------               ---------

Net income (loss)                                                      $  11,457                $ (35,855)
                                                                       =========                =========

Net income (loss) per common share:
    Basic and Diluted                                                  $    0.22                $   (0.66)
                                                                       =========                =========

Weighted average common shares outstanding                                51,170                   54,042
                                                                       =========                =========
Weighted average common shares outstanding -
    assuming dilution                                                     51,429                   54,042
                                                                       =========                =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                            For the Six Months Ended
                                                                       ----------------------------------
                                                                        June 30,                  July 1,
                                                                           2002                    2001
                                                                       ---------                ---------
                                                                                   (Unaudited)
Sales                                                                  $ 324,105                $ 460,699
Cost of sales                                                            196,633                  369,223
                                                                       ---------                ---------
Gross margin                                                             127,472                   91,476
                                                                       ---------                ---------

Operating Expenses:
    Selling, general and administrative                                   71,269                  113,794
    Research and development                                              17,529                   27,317
    Restructuring charges (reversals)                                     (2,181)                   1,086
    Bad debt expense (credit)                                             (1,931)                     593
                                                                       ---------                ---------
       Total Operating Expenses                                           84,686                  142,790
                                                                       ---------                ---------

Operating income (loss)                                                   42,786                  (51,314)
Interest income                                                            4,726                    9,648
Interest and other expense                                                (3,145)                    (319)
                                                                       ---------                ---------

Income (loss) before income taxes                                         44,367                  (41,985)
Benefit (provision) for income taxes                                      (1,701)                  15,962
                                                                       ---------                ---------

Net income (loss)                                                      $  42,666                $ (26,023)
                                                                       =========                =========

Net income (loss) per common share:
    Basic and Diluted                                                  $    0.83                $   (0.48)
                                                                       =========                =========

Weighted average common shares outstanding                                51,226                   54,037
                                                                       =========                =========
Weighted average common shares outstanding -
    assuming dilution                                                     51,407                   54,037
                                                                       =========                =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               For the Six Months Ended
                                                                            --------------------------------
                                                                             June 30,                July 1,
                                                                               2002                   2001
                                                                            ---------              ---------
                                                                                      (Unaudited)
   Cash Flows from Operating Activities:
       Net income (loss)                                                    $  42,666              $ (26,023)
       Non-cash revenue and expense adjustments:
          Depreciation and amortization                                        12,411                 27,421
          Deferred income taxes                                                13,696                (16,170)
          Non-cash inventory write-offs                                         3,752                 14,268
          Loss on fixed assets                                                    720                  7,046
          Bad debt expense (credit)                                            (1,931)                   593
          Other                                                                 1,541                     79
                                                                            ---------              ---------
                                                                               72,855                  7,214
       Changes in Assets and Liabilities:
          Trade receivables                                                    37,430                 29,890
          Inventories                                                          18,058                  1,347
          Other current assets                                                 (2,250)                 3,490
          Accounts payable                                                    (33,197)               (29,964)
          Other current liabilities                                           (20,372)               (14,947)
          Accrued restructuring                                                (9,355)                   318
          Restricted cash                                                       2,223                      -
          Income taxes                                                        (11,401)                  (699)
                                                                            ---------              ---------
       Net cash provided by (used in) operating activities                     53,991                 (3,351)
                                                                            ---------              ---------

   Cash Flows from Investing Activities:
       Purchase of property, plant and equipment                               (5,575)               (13,007)
       Purchase of temporary investments                                      (92,401)               (91,310)
       Sale of temporary investments                                           98,308                125,175
       Net change in other assets/liabilities                                     270                 (1,394)
                                                                            ---------              ---------
   Net cash provided by investing activities                                      602                 19,464
                                                                            ---------              ---------

   Cash Flows from Financing Activities:
       Proceeds from sales of Common Stock                                         91                    634
       Purchases of Common Stock                                               (2,924)                  (295)
       Payments on capitalized lease and other obligations                       (563)                  (603)
                                                                            ---------              ---------
   Net cash used in financing activities                                       (3,396)                  (264)
                                                                            ---------              ---------
   Net increase in cash and cash equivalents                                   51,197                 15,849
   Cash and cash equivalents at beginning of period                           219,949                255,572
                                                                            ---------              ---------
   Cash and cash equivalents at end of period                               $ 271,146              $ 271,421
                                                                            =========              =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the quarters and six months ended June 30, 2002 and July 1, 2001 and cash flows for the six months ended June 30, 2002 and July 1, 2001.

The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

Reverse Stock Split

On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split (“reverse stock split”) of the Company’s outstanding Common Stock. The reverse stock split was effected after the market close on September 28, 2001. All per share amounts and outstanding shares have been retroactively restated in the accompanying condensed consolidated statements of operations and notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.

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

Revenue Recognition

The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors and end users. Some retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables and sales in the accompanying condensed consolidated financial statements. The reserve for estimated returns totaled $7.2 million and $6.2 million at June 30, 2002 and December 31, 2001, respectively.

In addition to reserves for estimated returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The channel’s 30-day requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers. The Company defers estimated sales and cost of sales associated with excess channel inventory in its condensed consolidated financial statements. The gross margin associated with deferral of sales for estimated excess channel inventory totaled $10.3 million and $12.8 million at June 30, 2002 and December 31, 2001, respectively and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Price Protection and Volume Rebates

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units either in the customers’ inventories on the date of the price decrease or on the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and estimated rebates given to consumers at time of purchase from channel partners for which sales have been recognized.

Reserves for volume rebates and price protection credits totaled $36.2 million and $45.8 million at June 30, 2002 and December 31, 2001, respectively and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

Restricted Cash

In connection with the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, as part of the Court approved settlement, the Company agreed to an award of $4.1 million for plaintiffs’ attorneys’ fees (For more information about the lawsuit, see Note 5 “Commitments and Contingencies”). Accordingly, the Company funded $4.1 million into an escrow account. During June 2002, this escrow account was paid to the plaintiffs’ attorneys.

During the first quarter of 2002, the Company classified $1.8 million of cash as restricted cash to secure a bank agreement associated with an outstanding letter of credit. Per the bank agreement, this cash has been set aside in a certificate of deposit and cannot be utilized by the Company until after the letter of credit expires in July 2002. Restricted cash could increase in the future as the Company enters into new letters of credit. The Company also has $0.1 million of restricted cash to cover foreign bank guarantees for value added taxes (“VAT”). This cash is reported separately as “restricted cash” in the accompanying condensed consolidated balance sheets.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                 June 30,         December 31,
                                                                   2002               2001
                                                                 --------         ------------
                                                                        (In thousands)
      Raw materials                                              $  6,739            $ 15,836
      Work-in-process                                                 897               3,739
      Finished goods                                               24,700              32,256
      Inventory associated with estimated returns                   3,767               4,505
                                                                 --------            --------
                                                                 $ 36,103            $ 56,336
                                                                 ========            ========

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers that inventory on hand or committed with suppliers which is not expected to be sold within the next nine months is excess and thus appropriate reserves are established through a charge to cost of sales.

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

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility with the goal to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization and transition to a variable cost manufacturing model, including divestment and outsourcing of its manufacturing operations. The Company is currently in negotiations with a third party concerning the possible sale of this facility, however, management has not committed to a plan. The implementation of any strategy other than the current utilization of the facility would likely result in charges associated with asset impairments and other transaction related costs. The net book value of the Penang, Malaysia building and land as of June 30, 2002 was $21.4 million.

Other Current Liabilities

Other current liabilities consist of the following:

                                                                        June 30,          December 31,
                                                                          2002                2001
                                                                        ---------         ------------
                                                                                (In thousands)
      Accrued marketing (a)                                             $  26,365          $  36,608
      Accrued payroll, vacation and bonus                                  13,354             10,197
      Margin on deferred sales                                             11,687             13,813
      Accrued warranty                                                      8,995             10,856
      Accrued restructuring                                                 6,415             15,770
      Accrued litigation                                                    6,376              5,937
      Purchase commitments                                                  5,355             13,555
      Other accrued liabilities (b)                                        42,258             44,359
                                                                        ---------          ---------
                                                                        $ 120,805          $ 151,095
                                                                        =========          =========
(a) Includes accruals for marketing development funds committed to the Company’s various channel partners, promotional accruals and advertising accruals.

(b) Includes accruals for royalties, professional fees, self-insurance liabilities, employee relocation costs, capital lease obligations, VAT, sales and other taxes and other miscellaneous liabilities.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                      Net
                                                                 Income (Loss)            Shares       Per Share
                                                                  (Numerator)         (Denominator)      Amount
                                                                 -------------        -------------    --------
                                                                     (In thousands, except per share data)
         For the Quarter Ended:
         June 30, 2002:
         Basic EPS                                                 $  11,457              51,170        $  0.22
            Effect of options                                              -                 259              -
                                                                   ---------              ------        -------
         Diluted EPS                                               $  11,457              51,429        $  0.22
                                                                   =========              ======        =======

         July 1, 2001:
         Basic EPS                                                 $ (35,855)             54,042        $ (0.66)
            Effect of options                                              -                   -              -
                                                                   ---------              ------        -------
         Diluted EPS                                               $ (35,855)             54,042        $ (0.66)
                                                                   =========              ======        =======

         For the Six Months Ended:
         June 30, 2002:
         Basic EPS                                                 $  42,666              51,226        $  0.83
            Effect of options                                              -                 181              -
                                                                   ---------              ------        -------
         Diluted EPS                                               $  42,666              51,407        $  0.83
                                                                   =========              ======        =======

         July 1, 2001:
         Basic EPS                                                 $ (26,023)             54,037        $ (0.48)
            Effect of options                                              -                   -              -
                                                                   ---------              ------        -------
         Diluted EPS                                               $ (26,023)             54,037        $ (0.48)
                                                                   =========              ======        =======

For the quarters ended June 30, 2002 and July 1, 2001, there were outstanding options to purchase 1,648,838 and 2,159,483 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

For the six months ended June 30, 2002 and July 1, 2001, there were outstanding options to purchase 1,650,506 and 2,036,336 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective six months. Therefore, these shares would have had an anti-dilutive effect on EPS.

Venture Investment

During the first quarter of 2002, the Company wrote off $0.5 million of a venture investment and during the second quarter, the Company wrote off the remaining $1.0 million carrying value related to this venture investment based on the continued deterioration of its financial position. These write-offs are included in “interest and other expense” in the accompanying condensed consolidated statements of operations. This asset was included in “other assets” in the accompanying condensed consolidated balance sheets and was accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. The objective of this venture investment was the potential collaboration in the development of optical technologies.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company believes that SFAS 146 will not have a material effect on the Company’s results of operations, financial position or liquidity.

Reclassifications

Certain reclassifications were made to the prior periods' unaudited, condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation.

(2)      Income Taxes

For the quarter ended June 30, 2002, the Company recorded an income tax provision of $6.3 million on pre-tax income of $17.8 million which reflected an income tax provision of $7.0 million partially offset by a $0.7 million decrease in the valuation allowance for net deferred tax assets. Excluding the $0.7 million decrease in the valuation allowance, the effective tax rate for the second quarter of 2002 was 39.3%. This compares to an income tax benefit of $22.3 million on a pre-tax loss of $58.2 million, or a 38.3% effective tax rate, for the second quarter of 2001.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                    June 30,         December 31,
                                                                      2002               2001
                                                                   ---------         ------------
                                                                          (In thousands)
      Deferred Tax Assets:
      Current Deferred Tax Assets:
         Trade receivable reserves                                 $  15,417          $  19,099
         Inventory reserves                                            3,235              6,498
         Accrued expense reserves                                     17,064             28,043
         Other                                                           108                191
                                                                   ---------          ---------
      Total current deferred tax assets                               35,824             53,831
                                                                   ---------          ---------

      Non-Current Deferred Tax Assets:
         Fixed asset reserves                                          2,296              4,729
         Tax credit carryforwards                                     17,667             13,100
         Accelerated depreciation/amortization                         2,318              2,307
         Foreign net operating loss carryforwards                     15,171             15,956
         U.S. net operating loss carryforwards                        33,188             37,233
         Other                                                           789                250
                                                                   ---------          ---------
      Total non-current deferred tax assets                           71,429             73,575
                                                                   ---------          ---------
      Total deferred tax assets                                      107,253            127,406
                                                                   ---------          ---------

      Non-Current Deferred Tax Liabilities:
         Tax on unremitted foreign earnings                          (60,111)           (50,006)
         Nomai goodwill and intangible asset                          (5,075)            (5,159)
                                                                   ---------          ---------
            Total non-current deferred tax liabilities               (65,186)           (55,165)
                                                                   ---------          ---------
      Current valuation allowance                                     (5,053)           (13,853)
      Non-current valuation allowance                                (23,106)           (30,784)
                                                                   ---------          ---------
         Net deferred tax assets                                   $  13,908          $  27,604
                                                                   =========          =========

      As Reported on the Balance Sheet:
         Current deferred tax assets                               $  30,771          $  39,978
                                                                   =========          =========
         Non-current deferred tax liabilities                      $ (16,863)         $ (12,374)
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

At June 30, 2002, the Company had $33.2 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards, which reflected a tax benefit of approximately $85 million in future U.S. tax deductions. The U.S. federal net operating loss carryforwards expire at various dates beginning in 2022 and the state net operating loss carryforwards expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.2 million for deferred tax assets related to foreign net operating loss carryforwards, which reflected the tax benefit of approximately $35 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax assets for the Company at June 30, 2002 were $13.9 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $36 million. Management believes that the Company’s continued efforts to reduce costs to be more in line with expected sales will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and therefore, realization of the net deferred tax assets is not assured.

As of June 30, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $60.1 million have been accrued on unremitted foreign earnings of $154.1 million. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations, primarily in the Company's manufacturing operations in Penang, Malaysia.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The Company is currently in negotiations with a third party concerning the possible sale of this facility, however, management has not committed to a plan. If a decision is made to divest of the manufacturing operations in Penang, it is likely to result in future charges and could affect the status of the Company’s $112.3 million of permanently invested foreign earnings. The additional unrecorded deferred U.S. tax liability and increased tax provision, if such amounts were no longer considered permanently invested, would be approximately $44 million. No cash impact would be incurred unless the cash was repatriated.

For the six months ended June 30, 2002, the Company recorded an income tax provision of $1.7 million on pre-tax income of $44.4 million which reflected an income tax provision of $18.2 million partially offset by a $16.5 million decrease in the valuation allowance for net deferred tax assets. Excluding the $16.5 million decrease in the valuation allowance, the effective tax rate for the six months ended June 30, 2002 was 41.0%. This compares to an income tax benefit of $16.0 million on a pre-tax loss of $42.0 million which reflected an income tax benefit of $16.4 million partially offset by a $0.4 million increase in the valuation allowance for foreign net deferred tax assets for the six months ended July 1, 2001. Excluding the $0.4 million increase in the valuation allowance for foreign net deferred tax assets, the effective tax benefit for the six months ended July 1, 2001 was 39.0%. The increase in the effective tax rate, excluding adjustments to the valuation allowances, from 39.0% in the first six months of 2001 to 41.0% in the first six months of 2002 resulted primarily from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996, allowed by the Job Creation and Worker Assistance Act of 2002.

The $16.5 million decrease in the valuation allowance for net deferred tax assets during the six months ended June 30, 2002, resulted primarily from a reduction in net deferred tax assets associated with net operating loss carryforwards. This reduction was primarily in response to the passage of the Job Creation and Worker Assistance Act of 2002, which allows for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

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

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip, CD-RW, Jaz, PocketZip and Other (Jaz, PocketZip and some of the Other products have been discontinued, see below for more information). The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors, resellers and OEMs throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The “Other” segment includes: Peerless drive systems, which began shipping during the second quarter of 2001; FotoShow digital image centers (previously shown in the second quarter and the first six months of 2001 as a part of the Zip segment); sourced products such as portable and external Hard Disk Drives (“HDD”), which began shipping during the second quarter of 2002, network attached storage (“NAS”), Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards; Iomega software products such as Lifeworks, Hotburn and Iomega QuikSync software; and other miscellaneous items.

During 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the “Other” category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company plans to continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes (all Zip and Other segment amounts have been restated to show the current classification of FotoShow in Other). The information for the second quarter and first six months of 2001 have been restated to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $0.4 million and $1.5 million for the second quarter of 2001 and the first six months of 2001, respectively, with no impact on PPM.

Reportable Operating Segment Information:

                                                      For the Quarter Ended              For the Six Months Ended
                                                   ---------------------------          ---------------------------
                                                   June 30,           July 1,           June 30,           July 1,
                                                     2002              2001               2002              2001
                                                   ---------         ---------          ---------         ---------
                                                          (In thousands)                       (In thousands)
Sales:
   Zip                                             $ 114,281         $ 143,434          $ 257,347         $ 346,508
   CD-RW                                              20,277            18,158             42,874            62,307
   Jaz                                                 3,239            13,275              9,112            39,784
   PocketZip                                            (107)            2,311                (88)            3,582
   Other                                               7,518             6,511             14,860             8,518
                                                   ---------         ---------          ---------         ---------
      Total sales                                  $ 145,208         $ 183,689          $ 324,105         $ 460,699
                                                   =========         =========          =========         =========

PPM (Product Loss) Before Charges/Reversals:
   Zip                                             $  40,484         $  34,809          $  97,796         $  90,094
   CD-RW                                              (1,106)          (11,006)            (1,037)          (16,910)
   Jaz                                                 1,007             2,502              2,951            12,165
   PocketZip                                            (415)           (5,098)               322           (13,151)
   Other                                              (2,594)           (7,664)            (7,494)          (14,435)
                                                   ---------         ---------          ---------         ---------
      Total PPM                                       37,376            13,543             92,538            57,763

Common Operating Expenses Without
   (Charges)/Reversals Allocated to PPM:
   General corporate expenses                        (23,153)          (28,713)           (51,933)          (62,005)
   Non-restructuring charges                               -           (45,986)                 -           (45,986)
   Restructuring (charges) reversals                   2,181            (1,086)             2,181            (1,086)
   Interest and other income, net                      1,365             4,068              1,581             9,329
                                                   ---------         ---------          ---------         ---------
      Income (loss) before income taxes            $  17,769         $ (58,174)         $  44,367         $ (41,985)
                                                   =========         =========          =========         =========

                                                      For the Quarter Ended              For the Six Months Ended
                                                   ---------------------------          ---------------------------
                                                   June 30,            July 1,          June 30,           July 1,
                                                     2002               2001              2002              2001
                                                   ---------         ---------          ---------        ----------
                                                          (In thousands)                       (In thousands)
Non-Restructuring Charges:
   Zip                                             $       -         $  (4,468)         $       -         $  (4,468)
   CD-RW                                                   -            (9,977)                 -            (9,977)
   PocketZip                                               -           (17,926)                 -           (17,926)
   Other                                                   -           (12,565)                 -           (12,565)
   Common                                                  -            (1,050)                 -            (1,050)
                                                   ---------         ---------          ---------         ---------
                                                   $       -         $ (45,986)         $       -         $ (45,986)
                                                   =========         =========          =========         =========

Restructuring (Charges)/Reversals:
   Common                                          $   2,181         $  (1,086)         $   2,181         $  (1,086)
                                                   ---------         ---------          ---------         ---------
                                                   $   2,181         $  (1,086)         $   2,181         $  (1,086)
                                                   =========         =========          =========         =========

PPM (Product Loss) After Charges/Reversals:
   Zip                                             $  40,484         $  30,341          $  97,796         $  85,626
   CD-RW                                              (1,106)          (20,983)            (1,037)          (26,887)
   Jaz                                                 1,007             2,502              2,951            12,165
   PocketZip                                            (415)          (23,024)               322           (31,077)
   Other                                              (2,594)          (20,229)            (7,494)          (27,000)
                                                   ---------         ---------          ---------         ---------
      Total PPM (Product Loss)                        37,376           (31,393)            92,538            12,827

Common Operating Expenses With (Charges)/Reversals
   Allocated to PPM (Product Loss):
   General corporate expenses                        (23,153)          (28,713)           (51,933)          (62,005)
   Non-restructuring charges                               -            (1,050)                 -            (1,050)
   Restructuring (charges)reversals                    2,181            (1,086)             2,181            (1,086)
   Interest and other income, net                      1,365             4,068              1,581             9,329
                                                   ---------         ---------          ---------         ---------
      Income (loss) before income taxes            $  17,769         $ (58,174)         $  44,367         $ (41,985)
                                                   =========         =========          =========         =========

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

During the second quarter of 2002, $0.6 million of fixed asset reserves associated with the third quarter 2001 restructuring actions were reversed and $1.6 million of contract obligations associated with the 1999 restructuring actions were reversed. The second quarter 2001 restructuring actions were completed at March 31, 2002. The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of June 30, 2002.

2001 Restructuring Actions

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination of employment until the fourth quarter of 2001. During the second quarter of 2002, $0.6 million of furniture reserves associated with the consolidation of the Company’s North America facilities were reversed as a result of the furniture being utilized in another facility.

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

During the fourth quarter of 2001, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees had been identified for termination of employment at September 30, 2001. However, since the employees had not been notified, the Company did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to the Company unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, the Company had originally assumed it would not be able to locate another tenant for the facility.

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals continued to work on a transition basis through June 30, 2002 to manage operations that were outsourced effective July 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and benefit costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

As of June 30, 2002, the Company had terminated the employment of all affected employees, except for one employee offered a retention package through the fourth quarter of 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions. Since some other affected employees were offered retention packages that extended into the second quarter of 2002, not all outplacement payments were paid as of June 30, 2002. The remaining outplacement costs are expected to be paid in the third quarter of 2002. The remaining severance and benefits are expected to be paid in January 2003 for the one remaining employee. The information technology assets and furniture included in the restructuring activities have not been utilized since early in the fourth quarter of 2001 and are expected to be completely disposed during the third quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The third quarter 2001 restructuring charges originally totaled $33.3 million. Third quarter 2001 restructuring reserves in the amount of $4.7 million and $1.0 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 30, 2002. Utilization of the third quarter 2001 restructuring reserves during the quarter ended June 30, 2002 is summarized below:

                                                                          Utilized
                                                            ------------------------------------
Third Quarter 2001                               Balance                                              Balance
Restructuring Actions                            3/31/02        Cash       Non-Cash    Reversals      6/30/02
----------------------                           -------    ----------     --------    ---------      -------
                                                                         (In thousands)

North America Reorganization:
     Severance and benefits (a)                  $   349    $   (133)      $    -       $    -        $   216
     Lease cancellations (a)                       4,992        (800)           -            -          4,192
     Leasehold improvements and
        furniture (b)                              1,862           -         (421)        (600)           841
     Information technology assets (b)               469           -         (414)           -             55
                                                 -------    --------       ------       ------        -------
                                                   7,672        (933)        (835)        (600)         5,304
                                                 -------    --------       ------       ------        -------

Asia Pacific Reorganization:
     Severance and benefits (a)                       73         (15)           -            -             58
     Lease cancellations (a)                          15           -            -            -             15
                                                 -------    --------       ------       ------        -------
                                                      88         (15)           -            -             73
                                                 -------    --------       ------       ------        -------

Europe Reorganization:
     Severance and benefits (a)                       54           -            -            -             54
     Lease cancellations (a)                         209         (93)           -            -            116
     Leasehold improvements and
        furniture (b)                                132           -            -            -            132
                                                 -------    --------       ------       ------        -------
                                                     395         (93)           -            -            302
                                                 -------    --------       ------       ------        -------
                                                 $ 8,155    $ (1,041)      $ (835)      $ (600)       $ 5,679
                                                 =======    ========       ======       ======        =======

Balance Sheet Breakout:
    Other current liabilities (a)                $ 5,692    $ (1,041)      $    -       $    -        $ 4,651
    Fixed asset reserves (b)                       2,463           -         (835)        (600)         1,028
                                                 -------    --------       ------       ------        -------
                                                 $ 8,155    $ (1,041)      $ (835)      $ (600)       $ 5,679
                                                 =======    ========       ======       ======        =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

Utilization of the third quarter 2001 restructuring reserves during the six months ended June 30, 2002 is summarized below:

                                                                         Utilized
                                                            ------------------------------------
Third Quarter 2001                              Balance                                               Balance
Restructuring Actions                           12/31/01      Cash       Non-Cash      Reversals      6/30/02
----------------------                          --------    --------     --------      ---------      -------
                                                                    (In thousands)

North America Reorganization:
     Severance and benefits (a)                 $  2,194    $ (1,978)    $      -       $    -        $   216
     Lease cancellations (a)                       5,823      (1,631)           -            -          4,192
     Leasehold improvements and
        furniture (b)                              2,102           -         (661)        (600)           841
     Information technology assets (b)             1,216           -       (1,161)           -             55
                                                --------    --------     --------       ------        -------
                                                  11,335      (3,609)      (1,822)        (600)         5,304
                                                --------    --------     --------       ------        -------

Asia Pacific Reorganization:
     Severance and benefits (a)                       82         (24)           -            -             58
     Lease cancellations (a)                          68         (53)           -            -             15
                                                --------    ---------    --------       ------        -------
                                                     150         (77)           -            -             73
                                                --------    ---------    --------       ------        -------

Europe Reorganization:
     Severance and benefits (a)                      332        (278)           -            -             54
     Lease cancellations (a)                         390        (274)           -            -            116
     Leasehold improvements and
        furniture (b)                                235           -         (103)           -            132
     Information technology assets (b)                26           -          (26)           -              -
                                                --------    --------     --------       ------        -------
                                                     983        (552)        (129)           -            302
                                                --------    --------     --------       ------        -------
                                                $ 12,468    $ (4,238)    $ (1,951)      $ (600)       $ 5,679
                                                ========    ========     ========       ======        =======

Balance Sheet Breakout:
    Other current liabilities (a)               $  8,889    $ (4,238)    $      -       $    -        $ 4,651
    Fixed asset reserves (b)                       3,579           -       (1,951)        (600)         1,028
                                                --------    --------     --------       ------        -------
                                                $ 12,468    $ (4,238)    $ (1,951)      $ (600)       $ 5,679
                                                ========    ========     ========       ======        =======

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

The fourth quarter 2001 restructuring charges of $4.8 million included $2.7 million associated with exiting lease facilities, of which $1.7 million was for lease cancellation costs and $1.0 million was for leasehold improvements, furniture and equipment, and $2.1 million for severance and benefit costs associated with the reduction of 105 regular and temporary personnel in North America and Europe.

Of the $4.8 million in fourth quarter 2001 charges, $1.5 million related to restructuring activities in North America and $3.3 million related to restructuring activities in Europe.

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the employees whose employment was terminated were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 24 individuals were to continue to work on a transition basis through various identified dates ending no later than June 30, 2002, with one individual being extended into the third quarter of 2002. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Pay in lieu of notice was paid on a continuous basis and separation payments were/or will be paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and benefit costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002, when the outsourcing project was substantially completed. Two individuals will work into the third quarter. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease was vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment are anticipated to be completely disposed of in the third quarter of 2002.

At June 30, 2002, the Company had terminated the employment of all affected employees, except for the three employees offered retention packages into the third quarter of 2002. The severance and benefits reserves associated with the employees who were provided retention packages are expected to be paid in the third quarter of 2002. Remaining leasehold improvements, furniture and equipment are expected to be disposed of in the third quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The fourth quarter 2001 restructuring charges originally totaled $4.8 million. Fourth quarter 2001 restructuring reserves in the amount of $0.3 million were included in the Company’s other current liabilities as of June 30, 2002. Utilization of the fourth quarter 2001 restructuring reserves during the quarter ended June 30, 2002 is summarized below:

Fourth Quarter 2001                               Balance                Utilized            Balance
                                                                   --------------------
Restructuring Actions                             3/31/02           Cash       Non-Cash      6/30/02
----------------------                            -------          ------      --------      -------
                                                                       (in thousands)
North America Reorganization:
     Severance and benefits (a)                   $   400          $ (124)      $    -         $ 276
                                                  -------          ------       ------         -----

Europe Reorganization:
     Severance and benefits (a)                       105             (72)           -            33
     Lease cancellations (a)                           67             (39)           -            28
     Leasehold improvements, furniture and
        equipment (b)                                 983               -         (967)           16
                                                  -------          ------       -------        -----
                                                    1,155            (111)        (967)           77
                                                  -------          ------       ------         -----
                                                  $ 1,555          $ (235)      $ (967)        $ 353
                                                  =======          ======       ======         =====

Balance Sheet Breakout:
    Other current liabilities (a)                 $   572          $ (235)      $    -         $ 337
    Fixed asset reserves (b)                          983               -         (967)           16
                                                  -------          ------       ------         -----
                                                  $ 1,555          $ (235)      $ (967)        $ 353
                                                  =======          ======       ======         =====

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

Utilization of the fourth quarter 2001 restructuring reserves during the six months ended June 30, 2002 is summarized below:

Fourth Quarter 2001                                 Balance             Utilized              Balance
                                                                 ----------------------
Restructuring Actions                              12/31/01        Cash        Non-Cash       6/30/02
----------------------                             --------      --------      --------       -------
                                                                    (in thousands)

North America Reorganization:
     Severance and benefits (a)                     $ 1,503      $ (1,227)      $    -         $ 276
                                                    -------      --------       ------         -----

Europe Reorganization:
     Severance and benefits (a)                         591          (558)           -            33
     Lease cancellations (a)                          1,698        (1,670)           -            28
     Leasehold improvements, furniture and
        equipment (b)                                   983             -         (967)           16
                                                    -------      --------       ------         -----
                                                      3,272        (2,228)        (967)           77
                                                    -------      --------       ------         -----
                                                    $ 4,775      $ (3,455)      $ (967)        $ 353
                                                    =======      ========       ======         =====

Balance Sheet Breakout:
    Other current liabilities (a)                   $ 3,792      $ (3,455)      $    -         $ 337
    Fixed asset reserves (b)                            983             -         (967)           16
                                                    -------      --------       -------        -----
                                                    $ 4,775      $ (3,455)      $ (967)        $ 353
                                                    =======      ========       ======         =====

     (a) Amounts represent primarily cash charges.
     (b) Amounts represent primarily non-cash charges.

1999 Restructuring Actions

The Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal) during 1999. As disclosed in the Annual Report on Form 10-K filed for the year ended December 31, 2001, all reserves associated with the 1999 restructuring actions have been utilized except for $3.0 million associated with Company’s cessation of manufacturing operations in France. This remaining $3.0 million related to contract obligations that were being litigated. During the second quarter of 2002, $1.6 million of these litigated contract obligations were dismissed by the court and therefore were reversed. The Company is unable to predict when the litigation relating to the remaining obligations will be resolved. There can be no assurance that the settlement of these contract obligations will not result in significant legal or other costs that have not been accrued for in these restructuring charges.

Remaining 1999 restructuring reserves in the amount of $1.4 million were included in the Company’s balance sheet as of June 30, 2002 in other current liabilities. There was no utilization of the reserves during the first quarter of 2002, thus the second quarter and year-to-date utilizations are the same.

                                                 Balance                       Utilized                     Balance
                                                                 ------------------------------------
     1999 Restructuring Actions                  3/31/02         Cash        Non-Cash      (Reversals)      6/30/02
  ---------------------------------              -------         ----        --------      -----------     --------
                                                                          (In thousands)
  France/Scotland Consolidation:
     Contract obligations (a)(b)                 $ 1,414         $  -        $    -          $      -       $ 1,414
                                                 -------         ----        ------          --------       -------

  Manufacturing Cessation -
     Avranches, France:
     Other commitments (a)                            16           (3)            -                 -            13
     Contract obligations (a)                      1,581            -             -            (1,581)            -
                                                 -------         ----        ------          --------       -------
                                                   1,597           (3)            -            (1,581)           13
                                                 -------         -----       ------          --------       -------
                                                 $ 3,011         $ (3)       $    -          $ (1,581)      $ 1,427
                                                 =======         ====        ======          ========       =======

  Balance Sheet Breakout:
      Other current liabilities (a)              $ 3,011         $ (3)       $    -          $ (1,581)      $ 1,427
                                                 =======         ====        ======          ========       =======

   (a) Amounts represent primarily cash charges.
   (b) Amounts relate to commitments associated with manufacturing of floppy drives.

(5)      Commitments and Contingencies

Litigation

Except as set forth below, in management’s opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s financial position or results of operations, except that, as indicated below, the settlement of, or adverse judgment with respect, to certain of these lawsuits could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs or is implemented.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on September 10, 1998, a purported class action lawsuit, Rinaldi, et al. v. Iomega Corporation, was filed against the Company in the Superior Court of Delaware, New Castle County. Effective June 10, 2002, this Delaware lawsuit was fully settled. The Delaware lawsuit alleged that a defect in the Company’s Zip drives caused an abnormal clicking noise that may have indicated damage to the Zip drive or disks. The plaintiffs sought relief pursuant to claims of breach of warranty, violation of the Delaware Consumer Fraud Act, negligent design and manufacture and failure to warn. On September 3, 1999, the Court dismissed the claims of breach of warranty and violation of the Consumer Fraud Act, granting the plaintiffs the opportunity to amend the latter claim. On January 31, 2000, the plaintiffs filed an amended complaint, reasserting their claim under the Delaware Consumer Fraud Act and; on February 28, 2000, the Company moved to dismiss this amended claim. In connection with the same matter, on February 28, 2000, two of the plaintiffs served the Company with a “Notice of Claim” under Section 17.46(b) of the Texas Deceptive Trade Practices Act, asserting allegations similar to those made in connection with the plaintiffs’ Delaware Consumer Fraud Act claim (the “Texas Claim”). The Texas Claim purported to be on behalf of the two plaintiffs and a class of other consumers similarly situated in the State of Texas. It demanded relief of $150 for each Zip drive purchased by a class member, $100 for mental anguish damages to each class member and attorneys’ fees and costs. Formal litigation in connection with the Texas Claim was never commenced and was resolved as part of the final settlement. On March 19, 2001, the parties in the Delaware lawsuit submitted to the Delaware Superior Court a request for certification of the class and approval of a settlement of the class action. On June 29, 2001, the Court issued an order approving the settlement. However, an objector to the settlement appealed the settlement to the Supreme Court of the State of Delaware. On January 15, 2002, that Court remanded the matter for further proceedings in the Delaware Superior Court, so that the Superior Court could make additional findings and address additional questions concerning the proposed settlement. Subsequently, the Company, the lawyers for the plaintiffs’ and the objector reached agreement on a modified settlement; and as a result of this revised settlement agreement, the objector requested the termination of his appeal. The Delaware Supreme Court granted that request, dismissing the appeal on April 16, 2002. On May 8, 2002, the Superior Court issued an order approving the settlement and that approval became final on June 10, 2002.

The settlement, the material terms of which are described in this paragraph, will take months to fully implement. Under the settlement, class members who have not opted out of the settlement will release the Company from all claims that were or which could have been raised in the litigation. For its part, the Company will issue rebates ranging between $5 and $40 to class members who submit a proof of claim. The rebates will remain available for six months and will be valid for the purchase of certain Zip, Peerless, CD-RW and PocketZip products. The level of the rebate will depend on whether the class member’s Zip drive manifested a clicking problem. In addition, the Company may offer a secondary rebate of $4 to $15 on Zip disks to those class members who make a qualified purchase under the initial rebate program; this would be available if certain conditions in the settlement are met. In addition, the Company may offer an additional discount for a 60-day period for purchases of packs of five or more Zip disks. The exact amount of this additional discount will be computed based upon the number of class members submitting proofs of claims. The Company agreed, in the proposed settlement, to allow class members an additional 30-day period to submit proof of claim forms; that period began on June 19, 2002. The Company is also providing dedicated technical assistance personnel to address, free of charge, customer inquiries regarding alleged clicking Zip drives. It will also make a charitable donation of Zip drives and related software, disks and services, with a total retail value of $1.0 million. Finally, the Company agreed to pay $4.1 million for the plaintiffs’ attorneys’ fees and will reimburse certain costs of notifying class members about the settlement. The Company funded $4.1 million into an escrow account in 2001 and these funds have been transferred to the plaintiffs. The accompanying financial statements reflect accruals for the charitable donations. The settlement is not to be construed as a finding of any liability on the Company’s part.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on June 15, 1999, a patent infringement lawsuit, Valitek, Inc. v. Iomega Corporation, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania; subsequently, upon Iomega’s motion, the case was transferred to U.S. District Court for the District of Utah, Northern Division. Valitek alleged that the Company’s sale of the parallel port version of the Zip and Jaz drives infringed a Valitek patent. The complaint requested injunctive relief against the Company, as well as monetary damages. The plaintiff had asserted damages of approximately $40 million and further asserted willful infringement in order to seek treble damages. In May 2002, a confidential settlement of this matter was negotiated. Iomega received an assignment of the patent at issue and the allegations of infringement were denied. Litigation settlement expenses recorded in the first and second quarters of 2002, adequately covered this settlement.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, on March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL (“AMM”) in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM’s production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company’s Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM, which was granted on July 24, 2001, thus restraining AMM from further manufacturing or commercialization of the Swap 100MB disk. In August 2001, AMM appealed against the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, while continuing its appeal. On October 31, 2001, the Paris Appeals Court denied AMM’s appeal and ruled that the injunction shall remain in effect while the underlying infringement case continues on the merits. The Company intends to vigorously pursue these claims and to continue the protection of the Company’s intellectual property.

Nomai/AMM Litigation

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A. in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999.

On February 18, 2000, the bankruptcy trustee for RPS Media, S.A. filed a complaint against Nomai. The trustee claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS Media, S.A. in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $15,100) until Nomai invests FF 48 million (approximately $7.3 million) and hires 100 people. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of the trustee. On February 16, 2001, the trustee filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $15,100) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately $7,600) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai filed a notice of appeal of the Toulouse Court of Appeals ruling to the French Cour de Cassation on June 10, 2002. The trustee has not yet acted to enforce the daily penalty and it is therefore not yet accumulating, although this could be enforced in the future and could be made retroactive back to December 2001.

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation, before the Tribunal de Commerce of Albi, claiming that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $ 19.5 million). This case was subsequently consolidated with the case by the AMM trustee mentioned immediately above. Iomega International and Iomega Corporation intend to vigorously defend against these allegations.

On May 18, 2000, Conseil & Technique, Soterem and IDCC (“the plaintiffs”) (parties involved with AMM in a research project called “Magic”) filed a lawsuit before the Tribunal de Commerce of Toulouse, France against AMM. Nomai is obligated to indemnify for and defend against the lawsuit under the agreement whereby Nomai divested its ownership of AMM to Alain Bouttier. The plaintiffs allege breach of contract and other claims relating to the Magic project and were seeking damages of approximately FF 75 million (approximately $11.3 million). On May 15, 2001, the Court consolidated this lawsuit with the second Magic project lawsuit referenced immediately below. On June 17, 2002, the Court dismissed the entire, consolidated lawsuit, without prejudice, due to the failure of the plaintiffs to diligently pursue the case. The plaintiffs may re-file the case during the following two years.

In addition, on March 29, 2001, Conseil & Technique filed a second lawsuit before the same court relating to the Magic project. This second lawsuit was against Iomega International and Nomai. Conseil & Technique claims that Nomai and Iomega International sabotaged the Magic project and interfered with AMM’s performance of the agreements underlying the Magic project. The lawsuit asked the court to recognize Conseil & Technique as the owner of the intellectual property rights in the Magic project and asked for damages against Nomai and/or Iomega International totaling approximately FF 8 million (approximately $1.2 million). This action, since it was consolidated with the other Magic action, was also dismissed, without prejudice, on June 17, 2002, but could be re-filed during the next two years. Nomai and Iomega International deny liability and intend to vigorously defend, if the Magic cases are ever re-filed.

Although the Company does not expect the Nomai/AMM litigation described above to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, an adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs (or is implemented).

(6)     Other Matters

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company performed the impairment test required under SFAS 142 in the first quarter of 2002 and determined that the Company’s goodwill, all of which is associated with the Zip product line, was not impaired.

As a result of the implementation of SFAS 142, the Company did not record goodwill amortization expense in the second quarter of 2002, whereas the Company had recorded pre-tax goodwill amortization expense of $0.9 million in the second quarter of 2001. Without this goodwill amortization, pro forma net loss for the second quarter of 2001 would have been $35.3 million, an increase of $0.6 million over the reported net loss of $35.9 million and pro forma earnings per share would have been a loss of $0.65 per share, an increase of $0.01 per share over the reported loss of $0.66 per share.

For the first six months of 2001, the Company recorded pre-tax goodwill amortization expense of $1.9 million. Without this goodwill amortization, pro forma net loss for the first six months of 2001 would have been $24.9 million, an increase of $1.1 million over the reported net loss of $26.0 million and pro forma earnings per share would have been a loss of $0.46 per share, an increase of $0.02 per share over the reported loss of $0.48 per share.

At June 30, 2002, the Company had $8.1 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets all relate to intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the quarter ended June 30, 2002, amortization expense was $0.7 million. Amortization expense for the first six months of 2002 was $1.6 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $3 million in 2002, $2 million in 2003, $2 million in 2004, $2 million in 2005 and $0.5 million in 2006. As of June 30, 2002, the weighted average useful live of the Company’s intangible assets is approximately 4 1/4 years. At June 30, 2002, the gross value and accumulated amortization of the Company’s intangible assets were $13.0 million and $4.8 million, respectively. At December 31, 2001, the gross value and accumulated amortization of the Company’s intangible assets were $20.5 million and $10.7 million, respectively. The change in gross values of intangible assets between December 31, 2001 and June 30, 2002, resulted from $7.5 million in intellectual property that was fully amortized and removed from the books during the first quarter of 2002.

Significant Customers

During the quarter ended June 30, 2002, sales to Ingram Micro, Inc. accounted for 16.1% of consolidated sales. Ingram Micro, Inc. and Dell Computer Corporation accounted for 16.3% and 10.3% of consolidated sales, respectively, for the quarter ended July 1, 2001. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the six months ended June 30, 2002, sales to Ingram Micro, Inc. accounted for 17.3% of consolidated sales. Ingram Micro, Inc., accounted for 14.7%, of consolidated sales for the six months ended July 1, 2001. No other single customer accounted for more than 10% of consolidated sales for these periods.

Forward Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 5 weeks.

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

At June 30, 2002, outstanding forward exchange buy/(sell) contracts, which all mature in August 2002, were as follows (rates are quoted as United States dollar per other currency unit):

                                                                        Contracted
                                                                          Forward                Spot
                                                Amount                      Rate                 Rate
                                             -----------                 ----------             ------

      Australian Dollar                          250,000                   1.7986               1.7746
      British Pound                             (800,000)                   .6556                .6529
      European Currency Unit                 (51,500,000)                  1.0174               1.0089
      Singapore Dollar                           475,000                   1.7671               1.7674
      Swiss Franc                              1,300,000                   1.4918               1.4818

The contracts are revalued at the month-end spot rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

IOMEGA CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Reverse Stock Split

On September 28, 2001, the Company’s shareholders approved a one-for-five reverse stock split (“reverse stock split”) of the Company’s outstanding Common Stock. The reverse stock split was effected after the market close on September 28, 2001. All per share amounts and outstanding shares have been retroactively restated in the condensed consolidated statements of operations and notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.

EITF 00-25 Reclassification

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”), on January 1, 2002. This issue concluded that under specific circumstances, certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of sales when recognized in the vendor’s income statement. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $0.4 million for the second quarter of 2001 and $1.5 million for the first six months of 2001. The adoption of EITF 00-25 had no impact on operating income, net income or earnings per share.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: revenue recognition, price protection and volume rebate reserves, marketing programs, allowance for doubtful accounts, inventory valuation, fixed asset and intangible impairment, litigation accruals, warranty costs and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (except for marketing programs and litigation accruals which are discussed below).

Marketing Programs

The Company has entered into contracts with many of the Company’s distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of the Company’s products to use for various marketing purposes. The Company also contracts with various third parties to support these customer programs. The Company accrues for the estimated cost of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support cost is incurred. When the Company accrues for these marketing costs, the Company estimates the portions of the planned marketing programs to be recorded as a reduction in revenue or as operating expense, respectively, in accordance with EITF 00-25. During the period, the customer and Company develop and approve specific marketing programs to utilize the above funds. On a quarterly basis, the Company evaluates the adequacy of these marketing accruals to cover known marketing programs that the Company has agreed to pay and/or share costs with the customer. In addition, the Company evaluates the specific programs upon completion to determine the proper classification in accordance with EITF 00-25. At June 30, 2002, these accrued marketing costs totaled $26.4 million, compared to $36.6 million at December 31, 2001.

Litigation Accruals

The Company accrues for litigation contingencies when it is probable that a legal loss will be incurred and the amount of the loss can be reasonably estimated. Analysis and legal judgment are used in determining the probability of a payment in a specific legal case as well as the amount that the Company may be required to pay, or may agree to pay in order to settle litigation. Accruals for specific legal cases are reviewed and adjusted as events warrant. The amount accrued for worldwide litigation totaled $6.4 million and $6.0 million at June 30, 2002 and December 31, 2001, respectively. The amount accrued at June 30, 2002 was primarily related to the Valitek litigation, as discussed in Note 5 of the notes to condensed consolidated financial statements.

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

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip, CD-RW, Jaz, PocketZip and Other (Jaz, PocketZip and some of the Other products have been discontinued, see below for more information). The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors, resellers and original equipment manufacturers (“OEMs”) throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The “Other” segment includes: Peerless drive systems, which began shipping during the second quarter of 2001; FotoShow digital image centers (previously shown in the second quarter and the first six months of 2001 as a part of the Zip segment); sourced products such as portable and external Hard Disk Drives (“HDD”), which began shipping during the second quarter of 2002, network attached storage (“NAS”), Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards; Iomega software products such as Lifeworks, Hotburn and Iomega QuikSync software; and other miscellaneous items.

During 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the “Other” category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company plans to continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes (all Zip and Other segment amounts have been restated to show the current classification of FotoShow in Other). The information for the second quarter and first six months of 2001 have been restated to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $0.4 million and $1.5 million for the second quarter of 2001 and the first six months of 2001, respectively, with no impact on PPM.

Reportable Operating Segment and Unit Information:

                                                      For the Quarter Ended              For the Six Months Ended
                                                   ---------------------------          ---------------------------
                                                   June 30,           July 1,           June 30,           July 1,
                                                     2002              2001               2002              2001
                                                   ---------         ---------          ---------         ---------
                                                          (In thousands)                       (In thousands)
Sales:
   Zip                                             $ 114,281         $ 143,434          $ 257,347         $ 346,508
   CD-RW                                              20,277            18,158             42,874            62,307
   Jaz                                                 3,239            13,275              9,112            39,784
   PocketZip                                            (107)            2,311                (88)            3,582
   Other                                               7,518             6,511             14,860             8,518
                                                   ---------         ---------          ---------         ---------
      Total sales                                  $ 145,208         $ 183,689          $ 324,105         $ 460,699
                                                   =========         =========          =========         =========

PPM (Product Loss) Before Charges/Reversals:
   Zip                                             $  40,484         $  34,809          $  97,796         $  90,094
   CD-RW                                              (1,106)          (11,006)            (1,037)          (16,910)
   Jaz                                                 1,007             2,502              2,951            12,165
   PocketZip                                            (415)           (5,098)               322           (13,151)
   Other                                              (2,594)           (7,664)            (7,494)          (14,435)
                                                   ---------         ---------          ---------         ---------
      Total PPM                                       37,376            13,543             92,538            57,763

Common Operating Expenses Without
   (Charges)/Reversals Allocated to PPM:
   General corporate expenses                        (23,153)          (28,713)           (51,933)          (62,005)
   Non-restructuring charges                               -           (45,986)                 -           (45,986)
   Restructuring (charges) reversals                   2,181            (1,086)             2,181            (1,086)
   Interest and other income, net                      1,365             4,068              1,581             9,329
                                                   ---------         ---------          ---------         ---------
      Income (loss) before income taxes            $  17,769         $ (58,174)         $  44,367         $ (41,985)
                                                   =========         =========          =========         =========

                                                      For the Quarter Ended              For the Six Months Ended
                                                   ---------------------------          ---------------------------
                                                   June 30,            July 1,          June 30,           July 1,
                                                     2002               2001              2002              2001
                                                   ---------         ---------          ---------        ----------
                                                          (In thousands)                       (In thousands)
Non-Restructuring Charges:
   Zip                                             $       -         $  (4,468)         $       -         $  (4,468)
   CD-RW                                                   -            (9,977)                 -            (9,977)
   PocketZip                                               -           (17,926)                 -           (17,926)
   Other                                                   -           (12,565)                 -           (12,565)
   Common                                                  -            (1,050)                 -            (1,050)
                                                   ---------         ---------          ---------         ---------
                                                   $       -         $ (45,986)         $       -         $ (45,986)
                                                   =========         =========          =========         =========

Restructuring (Charges)/Reversals:
   Common                                          $   2,181         $  (1,086)         $   2,181         $  (1,086)
                                                   ---------         ---------          ---------         ---------
                                                   $   2,181         $  (1,086)         $   2,181         $  (1,086)
                                                   =========         =========          =========         =========

PPM (Product Loss) After Charges/Reversals:
   Zip                                             $  40,484         $  30,341          $  97,796         $  85,626
   CD-RW                                              (1,106)          (20,983)            (1,037)          (26,887)
   Jaz                                                 1,007             2,502              2,951            12,165
   PocketZip                                            (415)          (23,024)               322           (31,077)
   Other                                              (2,594)          (20,229)            (7,494)          (27,000)
                                                   ---------         ---------          ---------         ---------
      Total PPM (Product Loss)                        37,376           (31,393)            92,538            12,827

Common Operating Expenses With (Charges)/Reversals
   Allocated to PPM (Product Loss):
   General corporate expenses                        (23,153)          (28,713)           (51,933)          (62,005)
   Non-restructuring charges                               -            (1,050)                 -            (1,050)
   Restructuring (charges)reversals                    2,181            (1,086)             2,181            (1,086)
   Interest and other income, net                      1,365             4,068              1,581             9,329
                                                   ---------         ---------          ---------         ---------
      Income (loss) before income taxes            $  17,769         $ (58,174)         $  44,367         $ (41,985)
                                                   =========         =========          =========         =========

                                             For the Quarter Ended             For the Six Months Ended
                                           -------------------------           -------------------------
                                            June 30,         July 1,           June 30,          July 1,
                                              2002             2001              2002             2001
                                           ---------         -------           --------          -------
                                                 (In thousands)                    (In thousands)
Drive units:
   Zip                                         969             1,215             2,085            2,854
   CD-RW                                       179               144               333              414
   Jaz                                           -                26                 2               69
   PocketZip                                     -                33                12               47
   Other (Peerless, HDD, NAS)                   27                11                43               11

Disk units:
   Zip                                       6,618             8,621            15,717           20,353
   Jaz                                          54               132               126              363
   PocketZip                                    19                55                27              156
   Other (Peerless, HDD, NAS)                   21                14                43               14

Seasonality

The Company’s Zip products are targeted primarily to the personal computer, OEM, enterprise and business professional markets. The Company’s CD-RW products are targeted to the retail consumer and enterprise markets. The Company’s Peerless drive system is targeted to business professional and enterprise markets. The Company’s HDD products are targeted primarily to the retail consumer and enterprise markets. The Company’s NAS products are targeted primarily to the small office/home office, medium size businesses and work group of enterprise markets. Management believes the markets for the Company’s products are generally seasonal. In the past, a higher proportional share of total sales typically occurred in the fourth quarter and to a much lesser extent, the first quarter, with the second and third quarters typically being the weakest quarters. There can be no assurance that this historic pattern will continue and moreover this pattern could be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Results of Operations

The Company reported net income of $11.5 million, or $0.22 per diluted share, for the quarter ended June 30, 2002. This net income included a pre-tax $2.2 million reversal of restructuring charges as well as a $0.7 million decrease in the Company’s valuation allowance for net deferred tax assets. This compares to a second quarter 2001 net loss of $35.9 million, or $0.66 per diluted share. The second quarter 2001 net loss included pre-tax non-restructuring and restructuring charges of $46.0 million and $1.1 million, respectively.

For the six months ended June 30, 2002, the Company reported net income of $42.7 million, or $0.83 per diluted share. This net income included a pre-tax $2.2 million reversal of restructuring charges as well as a $16.5 million decrease in the Company’s valuation allowance for net deferred tax assets. This compares to a net loss for the six months ended July 1, 2001 of $26.0 million, or $0.48 per diluted share. The net loss for the six months ended July 1, 2001 included pre-tax non-restructuring and restructuring charges of $46.0 million and $1.1 million, respectively and a $0.4 million increase in the Company’s valuation allowance for foreign net deferred tax assets.

2001 Non-Restructuring Charges

Second Quarter

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of HipZip, CD-RW and FotoShow inventory and equipment and loss accruals for related supplier purchase commitments. A breakdown of the charges by product is included in the table below:

                                                                                             Financial
                                                                                            Statement
           Description of Non-Restructuring Charges                      Amount              Category
       -------------------------------------------------                --------           ----------
                                                                      (In millions)
       Q2 - 2001:
       ----------
       Products:
          Zip                                                             $  4.5            Cost of sales
          CD-RW                                                             10.0            Cost of sales
          HipZip (included in PocketZip segment)                            17.9            Cost of sales
          FotoShow (included in Other segment)                               8.9            Cost of sales
          Other (primarily sourced products)                                 3.6            Cost of sales
                                                                          ------
                                                                            44.9
       Separation agreement                                                  1.1            SG&A
                                                                          ------
                                                                          $ 46.0
                                                                          ======

       SG&A = Selling, general and administrative expenses

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

Charges recorded for Other products were primarily for the FotoShow digital viewer and sourced products such as Microdrive, Magneto-Optical drives in Europe, and CompactFlash and SmartMedia products which the Company began selling in the first quarter of 2001. The Company began shipping the FotoShow digital viewer in the third quarter of 2000. The target market for this product was digital camera users. The Company was unsuccessful in its efforts to market the FotoShow digital viewer to these users through both existing and new channels. As a result, sales did not meet the Company’s prior expectations, which caused the Company to change future expectations. As a result, the Company recorded inventory reserves of $3.7 million; loss accruals of $5.0 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $0.2 million related to the FotoShow digital viewer. As a result of sales not meeting prior expectations on sourced products such as Microdrive, Magneto-Optical drives in Europe, and CompactFlash and SmartMedia products, the Company changed future sales expectations and recorded inventory reserves of $2.7 million and reserves of $0.4 million for channel inventory exposures on these products. The Company also wrote-down other excess miscellaneous manufacturing equipment amounting to $0.5 million.

During the second quarter of 2001, an accrual of $1.1 million was recorded reflecting the separation agreement with Mr. Bruce Albertson, the Company’s former President and Chief Executive Officer.

Restructuring Charge Discussions

The following discussions of the Company’s restructuring charges are also found in their entirety in the notes to the condensed consolidated financial statements.

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

During the second quarter of 2002, $0.6 million of fixed asset reserves associated with the third quarter 2001 restructuring actions were reversed and $1.6 million of contract obligations associated with the 1999 restructuring actions were reversed. The second quarter 2001 restructuring actions were completed at March 31, 2002. The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of June 30, 2002.

2001 Restructuring Actions

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination of employment until the fourth quarter of 2001. During the second quarter of 2002, $0.6 million of furniture reserves associated with the consolidation of the Company’s North America facilities were reversed as a result of the furniture being utilized in another facility.

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

During the fourth quarter of 2001, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees had been identified for termination of employment at September 30, 2001. However, since the employees had not been notified, the Company did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to the Company unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, the Company had originally assumed it would not be able to locate another tenant for the facility.

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals continued to work on a transition basis through June 30, 2002 to manage operations that were outsourced effective July 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and benefit costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

As of June 30, 2002, the Company had terminated the employment of all affected employees, except for one employee offered a retention package through the fourth quarter of 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions. Since some other affected employees were offered retention packages that extended into the second quarter of 2002, not all outplacement payments were paid as of June 30, 2002. The remaining outplacement costs are expected to be paid in the third quarter of 2002. The remaining severance and benefits are expected to be paid in January 2003 for the one remaining employee. The information technology assets and furniture included in the restructuring activities have not been utilized since early in the fourth quarter of 2001 and are expected to be completely disposed during the third quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The third quarter 2001 restructuring charges originally totaled $33.3 million. Third quarter 2001 restructuring reserves in the amount of $4.7 million and $1.0 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 30, 2002. Utilization of the third quarter 2001 restructuring reserves during the quarter ended June 30, 2002 is summarized below:

                                                                          Utilized
                                                            ------------------------------------
Third Quarter 2001                               Balance                                              Balance
Restructuring Actions                            3/31/02        Cash       Non-Cash    Reversals      6/30/02
----------------------                           -------    ----------     --------    ---------      -------
                                                                         (In thousands)

North America Reorganization:
     Severance and benefits (a)                  $   349    $   (133)      $    -       $    -        $   216
     Lease cancellations (a)                       4,992        (800)           -            -          4,192
     Leasehold improvements and
        furniture (b)                              1,862           -         (421)        (600)           841
     Information technology assets (b)               469           -         (414)           -             55
                                                 -------    --------       ------       ------        -------
                                                   7,672        (933)        (835)        (600)         5,304
                                                 -------    --------       ------       ------        -------

Asia Pacific Reorganization:
     Severance and benefits (a)                       73         (15)           -            -             58
     Lease cancellations (a)                          15           -            -            -             15
                                                 -------    --------       ------       ------        -------
                                                      88         (15)           -            -             73
                                                 -------    --------       ------       ------        -------

Europe Reorganization:
     Severance and benefits (a)                       54           -            -            -             54
     Lease cancellations (a)                         209         (93)           -            -            116
     Leasehold improvements and
        furniture (b)                                132           -            -            -            132
                                                 -------    --------       ------       ------        -------
                                                     395         (93)           -            -            302
                                                 -------    --------       ------       ------        -------
                                                 $ 8,155    $ (1,041)      $ (835)      $ (600)       $ 5,679
                                                 =======    ========       ======       ======        =======

Balance Sheet Breakout:
    Other current liabilities (a)                $ 5,692    $ (1,041)      $    -       $    -        $ 4,651
    Fixed asset reserves (b)                       2,463           -         (835)        (600)         1,028
                                                 -------    --------       ------       ------        -------
                                                 $ 8,155    $ (1,041)      $ (835)      $ (600)       $ 5,679
                                                 =======    ========       ======       ======        =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

Utilization of the third quarter 2001 restructuring reserves during the six months ended June 30, 2002 is summarized below:

                                                                         Utilized
                                                            ------------------------------------
Third Quarter 2001                              Balance                                               Balance
Restructuring Actions                           12/31/01      Cash       Non-Cash      Reversals      6/30/02
----------------------                          --------    --------     --------      ---------      -------
                                                                    (In thousands)

North America Reorganization:
     Severance and benefits (a)                 $  2,194    $ (1,978)    $      -       $    -        $   216
     Lease cancellations (a)                       5,823      (1,631)           -            -          4,192
     Leasehold improvements and
        furniture (b)                              2,102           -         (661)        (600)           841
     Information technology assets (b)             1,216           -       (1,161)           -             55
                                                --------    --------     --------       ------        -------
                                                  11,335      (3,609)      (1,822)        (600)         5,304
                                                --------    --------     --------       ------        -------

Asia Pacific Reorganization:
     Severance and benefits (a)                       82         (24)           -            -             58
     Lease cancellations (a)                          68         (53)           -            -             15
                                                --------    ---------    --------       ------        -------
                                                     150         (77)           -            -             73
                                                --------    ---------    --------       ------        -------

Europe Reorganization:
     Severance and benefits (a)                      332        (278)           -            -             54
     Lease cancellations (a)                         390        (274)           -            -            116
     Leasehold improvements and
        furniture (b)                                235           -         (103)           -            132
     Information technology assets (b)                26           -          (26)           -              -
                                                --------    --------     --------       ------        -------
                                                     983        (552)        (129)           -            302
                                                --------    --------     --------       ------        -------
                                                $ 12,468    $ (4,238)    $ (1,951)      $ (600)       $ 5,679
                                                ========    ========     ========       ======        =======

Balance Sheet Breakout:
    Other current liabilities (a)               $  8,889    $ (4,238)    $      -       $    -        $ 4,651
    Fixed asset reserves (b)                       3,579           -       (1,951)        (600)         1,028
                                                --------    --------     --------       ------        -------
                                                $ 12,468    $ (4,238)    $ (1,951)      $ (600)       $ 5,679
                                                ========    ========     ========       ======        =======

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

The fourth quarter 2001 restructuring charges of $4.8 million included $2.7 million associated with exiting lease facilities, of which $1.7 million was for lease cancellation costs and $1.0 million was for leasehold improvements, furniture and equipment, and $2.1 million for severance and benefit costs associated with the reduction of 105 regular and temporary personnel in North America and Europe.

Of the $4.8 million in fourth quarter 2001 charges, $1.5 million related to restructuring activities in North America and $3.3 million related to restructuring activities in Europe.

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the employees whose employment was terminated were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 24 individuals were to continue to work on a transition basis through various identified dates ending no later than June 30, 2002, with one individual being extended into the third quarter of 2002. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Pay in lieu of notice was paid on a continuous basis and separation payments were/or will be paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and benefit costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002, when the outsourcing project was substantially completed. Two individuals will work into the third quarter. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease was vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment are anticipated to be completely disposed of in the third quarter of 2002.

At June 30, 2002, the Company had terminated the employment of all affected employees, except for the three employees offered retention packages into the third quarter of 2002. The severance and benefits reserves associated with the employees who were provided retention packages are expected to be paid in the third quarter of 2002. Remaining leasehold improvements, furniture and equipment are expected to be disposed of in the third quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The fourth quarter 2001 restructuring charges originally totaled $4.8 million. Fourth quarter 2001 restructuring reserves in the amount of $0.3 million were included in the Company’s other current liabilities as of June 30, 2002. Utilization of the fourth quarter 2001 restructuring reserves during the quarter ended June 30, 2002 is summarized below:

Fourth Quarter 2001                               Balance                Utilized            Balance
                                                                   --------------------
Restructuring Actions                             3/31/02           Cash       Non-Cash      6/30/02
----------------------                            -------          ------      --------      -------
                                                                       (in thousands)
North America Reorganization:
     Severance and benefits (a)                   $   400          $ (124)      $    -         $ 276
                                                  -------          ------       ------         -----

Europe Reorganization:
     Severance and benefits (a)                       105             (72)           -            33
     Lease cancellations (a)                           67             (39)           -            28
     Leasehold improvements, furniture and
        equipment (b)                                 983               -         (967)           16
                                                  -------          ------       -------        -----
                                                    1,155            (111)        (967)           77
                                                  -------          ------       ------         -----
                                                  $ 1,555          $ (235)      $ (967)        $ 353
                                                  =======          ======       ======         =====

Balance Sheet Breakout:
    Other current liabilities (a)                 $   572          $ (235)      $    -         $ 337
    Fixed asset reserves (b)                          983               -         (967)           16
                                                  -------          ------       ------         -----
                                                  $ 1,555          $ (235)      $ (967)        $ 353
                                                  =======          ======       ======         =====

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

Utilization of the fourth quarter 2001 restructuring reserves during the six months ended June 30, 2002 is summarized below:

Fourth Quarter 2001                                 Balance             Utilized              Balance
                                                                 ----------------------
Restructuring Actions                              12/31/01        Cash        Non-Cash       6/30/02
----------------------                             --------      --------      --------       -------
                                                                    (in thousands)

North America Reorganization:
     Severance and benefits (a)                     $ 1,503      $ (1,227)      $    -         $ 276
                                                    -------      --------       ------         -----

Europe Reorganization:
     Severance and benefits (a)                         591          (558)           -            33
     Lease cancellations (a)                          1,698        (1,670)           -            28
     Leasehold improvements, furniture and
        equipment (b)                                   983             -         (967)           16
                                                    -------      --------       ------         -----
                                                      3,272        (2,228)        (967)           77
                                                    -------      --------       ------         -----
                                                    $ 4,775      $ (3,455)      $ (967)        $ 353
                                                    =======      ========       ======         =====

Balance Sheet Breakout:
    Other current liabilities (a)                   $ 3,792      $ (3,455)      $    -         $ 337
    Fixed asset reserves (b)                            983             -         (967)           16
                                                    -------      --------       -------        -----
                                                    $ 4,775      $ (3,455)      $ (967)        $ 353
                                                    =======      ========       ======         =====

     (a) Amounts represent primarily cash charges.
     (b) Amounts represent primarily non-cash charges.

1999 Restructuring Actions

The Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal) during 1999. As disclosed in the Annual Report on Form 10-K filed for the year ended December 31, 2001, all reserves associated with the 1999 restructuring actions have been utilized except for $3.0 million associated with Company’s cessation of manufacturing operations in France. This remaining $3.0 million related to contract obligations that were being litigated. During the second quarter of 2002, $1.6 million of these litigated contract obligations were dismissed by the court and therefore were reversed. The Company is unable to predict when the litigation relating to the remaining obligations will be resolved. There can be no assurance that the settlement of these contract obligations will not result in significant legal or other costs that have not been accrued for in these restructuring charges.

Remaining 1999 restructuring reserves in the amount of $1.4 million were included in the Company’s balance sheet as of June 30, 2002 in other current liabilities. There was no utilization of the reserves during the first quarter of 2002, thus the second quarter and year-to-date utilizations are the same.

                                                 Balance                       Utilized                     Balance
                                                                 ------------------------------------
     1999 Restructuring Actions                  3/31/02         Cash        Non-Cash      (Reversals)      6/30/02
  ---------------------------------              -------         ----        --------      -----------     --------
                                                                          (In thousands)
  France/Scotland Consolidation:
     Contract obligations (a)(b)                 $ 1,414         $  -        $    -          $      -       $ 1,414
                                                 -------         ----        ------          --------       -------

  Manufacturing Cessation -
     Avranches, France:
     Other commitments (a)                            16           (3)            -                 -            13
     Contract obligations (a)                      1,581            -             -            (1,581)            -
                                                 -------         ----        ------          --------       -------
                                                   1,597           (3)            -            (1,581)           13
                                                 -------         -----       ------          --------       -------
                                                 $ 3,011         $ (3)       $    -          $ (1,581)      $ 1,427
                                                 =======         ====        ======          ========       =======

  Balance Sheet Breakout:
      Other current liabilities (a)              $ 3,011         $ (3)       $    -          $ (1,581)      $ 1,427
                                                 =======         ====        ======          ========       =======

   (a) Amounts represent primarily cash charges.
   (b) Amounts relate to commitments associated with manufacturing of floppy drives.

Sales

Sales for the quarter ended June 30, 2002 of $145.2 million decreased $38.5 million, or 20.9%, when compared to sales of $183.7 million for the quarter ended July 1, 2001. This decrease was primarily a result of lower Zip drive and disk sales and lower Jaz drive and disk sales. Total drive sales of $91.5 million decreased by 19.7%, while total drive units declined by 17.8% when compared to the second quarter of 2001. Total disk sales of $52.8 million decreased by 20.0%, while total disk units declined by 23.9% when compared to the second quarter of 2001.

Zip product sales for the second quarter of 2002 totaled $114.3 million, representing a decrease of $29.1 million, or 20.3%, compared to sales of $143.4 million for the second quarter of 2001. Sales of Zip products represented 78.7% of total sales for the second quarter of 2002, compared to 78.1% for the second quarter of 2001. Zip drive sales of $66.5 million for the second quarter of 2002 decreased by $19.9 million, or 23.1%, while Zip drive units decreased by 20.2% from the second quarter of 2001. Zip drive sales decreased more than Zip drive units primarily due to a higher mix of OEM shipments, partially offset by lower rebates and discounts and an increasing mix of Zip 250MB products for the second quarter of 2002 compared to the second quarter of 2001. Zip OEM drive units accounted for approximately 57% of total Zip drive units in the second quarter of 2002, compared to approximately 55% in the second quarter of 2001. Zip disk sales of $47.7 million for the second quarter of 2002 decreased by $8.7 million, or 15.5%, while Zip disk units decreased by 23.2% from the second quarter of 2001. Zip disk units decreased more than Zip disk sales primarily due to a higher mix of the higher priced Zip 250MB disks and to lower rebates and discounts. While it is difficult to precisely calculate the revenue impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the second quarter of 2001, the decrease in Zip product sales resulted from lower drive and disk unit volumes, net of product mix, of approximately $32 million, partially offset by higher prices of approximately $3 million. The higher prices in the second quarter of 2002 were a result of lower rebates and discounts on both drive and disk products.

CD-RW product sales for the second quarter of 2002 totaled $20.3 million, representing an increase of $2.1 million, or 11.7%, compared to sales of $18.2 million for the second quarter of 2001. Sales of CD-RW products represented 14.0% of total sales for the second quarter of 2002, compared to 9.9% for the second quarter of 2001. CD-RW units increased 24.3% compared to the second quarter of 2001. The increase in CD-RW sales was partly attributable to gaining market share after a competitor exited the external CD-RW drive market; however, the Company believes that the overall external CD-RW market will continue to contract as more personal computers are purchased with built in CD-RW drives. While it is difficult to precisely calculate the revenue impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the second quarter of 2001, higher units (net of product mix) of approximately $6 million were partially offset by pricing actions of approximately $4 million taken to meet competitive pressures.

Jaz product sales for the second quarter of 2002 totaled $3.2 million, representing a decrease of $10.0 million, or 75.6%, compared to sales of $13.3 million for the second quarter of 2001. Sales of Jaz products represented 2.2% of total sales for the second quarter of 2002, compared to 7.2% for the second quarter of 2001. Jaz drive and disk units decreased by 100.0% and 59.1%, respectively, when compared to the second quarter of 2001. While it is difficult to precisely calculate the revenue impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the second quarter of 2001, the reason for the decline in sales was lower units of approximately $12 million, partially offset by lower rebates and discounts of approximately $2 million. The lower volumes resulted from the Company’s decision to discontinue the Jaz drive.

PocketZip product sales for the second quarter of 2002 decreased $2.4 million, compared to the second quarter of 2001 due to the Company’s decision to discontinue the PocketZip product line.

Other product sales for the second quarter of 2002 totaled $7.5 million, representing an increase of $1.0 million, compared to other product sales of $6.5 million for the second quarter of 2001. The increase in other product sales resulted primarily from $3.0 million of HDD sales which began shipping during the second quarter of 2002 and NAS sales of $0.5 million (the Company deferred another $1.0 million in NAS shipments under the Company’s revenue recognition policies), partially offset by lower FotoShow sales of $1.6 million and lower Peerless sales of $0.4 million.

Geographically, sales in the Americas totaled $97.1 million, or 66.9% of total sales, in the second quarter of 2002, compared to $124.0 million, or 67.5% of total sales, in the second quarter of 2001. Sales in Europe totaled $34.1 million, or 23.5% of total sales, in the second quarter of 2002, compared to $43.7 million, or 23.8% of total sales, in the second quarter of 2001. Sales in Asia totaled $14.0 million, or 9.6% of total sales, in the second quarter of 2002, compared to $16.0 million, or 8.7% of total sales, in the second quarter of 2001. These decreases were primarily due to lower Zip and Jaz sales in all regions.

Sales for the six months ended June 30, 2002 of $324.1 million decreased $136.6 million, or 29.6%, when compared to sales of $460.7 million for the six months ended July 1, 2001. This decrease was primarily a result of lower Zip drive and disk sales, lower Jaz drive and disk sales and lower CD-RW sales, partially offset by sales from new products. Total drive sales of $198.6 million decreased by 31.1%, while total drive units declined by 23.5% when compared to the six months ended July 1, 2001. Total disk sales of $123.0 million decreased by 25.5%, while total disk units declined by 23.8% when compared to the six months ended July 1, 2001.

Zip product sales for the six months ended June 30, 2002, totaled $257.3 million, representing a decrease of $89.2 million, or 25.7%, compared to sales of $346.5 million for the six months ended July 1, 2001. Sales of Zip products represented 79.4% of total sales for the six months ended June 30, 2002, compared to 75.2% for the six months ended July 1, 2001. Zip drive sales of $147.9 million for the six months ended June 30, 2002 decreased by $57.7 million, or 28.1%, while Zip drive units decreased by 22.6%, compared to the six months ended July 1, 2001. Zip drive sales decreased more than Zip drive units primarily due to lower prices and a higher mix of OEM shipments, partially offset by an increasing mix of Zip 250MB products for the first six months of 2002 compared to the first six months of 2001. Zip OEM drive units accounted for approximately 54% of total Zip drive units for the six months ended June 30, 2002, compared to approximately 49% for the six months ended July 1, 2001. Zip disk sales of $109.0 million for the six months ended June 30, 2002 decreased by $31.0 million, or 22.1%, while Zip disk units decreased by 22.8% from the six months ended July 1, 2001. While it is difficult to precisely calculate the revenue impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the six months ended July 1, 2001, lower drive and disk units, net of product mix, accounted for approximately $77 million of the decrease in Zip product sales and pricing actions (primarily relating to Zip drives) accounted for approximately $12 million of the decrease in Zip product sales.

CD-RW product sales for the six months ended June 30, 2002 totaled $42.9 million, representing a decrease of $19.4 million, or 31.2%, compared to sales of $62.3 million for the six months ended July 1, 2001. Sales of CD-RW products represented 13.2% of total sales for the six months ended June 30, 2002, compared to 13.5% for the six months ended July 1, 2001. CD-RW units decreased 19.6% compared to the six months ended July 1, 2001. While it is difficult to precisely calculate the revenue impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the six months ended July 1, 2001, the lower sales resulted primarily from pricing actions of approximately $11 million taken to meet competitive pressures, and lower units (net of product mix) of approximately $8 million. The lower CD-RW units for the first six months of 2002 resulted primarily from the Company’s decision in the second quarter of 2001 to exit the internal CD-RW drive business and from supply constraints experienced during the early part of the 2002 first quarter. During the second quarter, the Company gained some market share following a competitor’s exit from the CD-RW external market; however, the Company believes that the overall external CD-RW market will continue to contract as more personal computers are purchased with built in CD-RW drives.

Jaz product sales for the six months ended June 30, 2002 totaled $9.1 million, representing a decrease of $30.7 million, or 77.1%, compared to sales of $39.8 million for the six months ended July 1, 2001. Sales of Jaz products represented 2.8% of total sales for the six months ended June 30, 2002, compared to 8.6% for the six months ended July 1, 2001. Jaz drive and disk units decreased by 97.1% and 65.3%, respectively, when compared to the six months ended July 1, 2001. While it is difficult to precisely calculate the revenue impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the six months ended July 1, 2001, the decline in Jaz sales was a result of lower units of approximately $33 million, partially offset by lower rebates and discounts of approximately $2 million. The lower volumes resulted from the Company’s decision to discontinue the Jaz drive.

PocketZip product sales for the six months ended June 30, 2002, decreased $3.7 million, compared to the six months ended July 1, 2001 due to the Company’s decision to discontinue the PocketZip product line.

Other product sales for the six months ended June 30, 2002 totaled $14.9 million, representing an increase of $6.4 million, compared to other product sales of $8.5 million for the six months ended July 1, 2001. The increase in other product sales resulted primarily from increased Peerless sales of $5.7 million, which began shipping in the second quarter of 2001, $3.0 million of HDD sales which began shipping during the second quarter of 2002 and NAS sales of $0.6 million (the Company deferred another $1.0 million in NAS shipments under the Company’s revenue recognition policies), partially offset by lower FotoShow sales of $1.8 million.

Geographically, sales in the Americas totaled $207.8 million, or 64.1% of total sales, in the six months ended June 30, 2002, compared to $314.2 million, or 68.3% of total sales, in the six months ended July 1, 2001. This decrease was primarily due to lower Zip, Jaz and CD-RW sales. Sales in Europe totaled $90.0 million, or 27.8% of total sales, in the six months ended June 30, 2002, compared to $111.5 million, or 24.1% of total sales, in the six months ended July 1, 2001. This decrease was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $26.3 million, or 8.1% of total sales, in the six months ended June 30, 2002, compared to $35.0 million, or 7.6% of total sales, in the six months ended July 1, 2001. This decrease was primarily due to lower Zip and Jaz sales.

Gross Margin

The Company’s overall gross margin was $54.9 million, or 37.8%, in the second quarter of 2002, compared to $7.0 million, or 3.8%, in the second quarter of 2001. The gross margin percentage in the second quarter of 2001 was 28.2% excluding non-restructuring charges of $44.9 million. The improved gross margin percentage resulted primarily from higher Zip and CD-RW gross margin percentages. Zip gross margin percentage improved to 45.0% in the second quarter of 2002 from 39.9% in the second quarter 2001, excluding Zip non-restructuring charges of $4.5 million in the second quarter of 2001. This increase resulted from a continuing trend from Zip 100MB to Zip 250MB drives and disks, lower material costs, lower manufacturing overhead and other cost reductions resulting from the Company’s restructuring and other actions implemented during the second half of 2001. Excluding $10.0 million of non-restructuring charges in the second quarter of 2001, CD-RW gross margin percentage improved primarily as a result of significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model.

For the six months ended June 30, 2002, the Company’s overall gross margin was $127.5 million, or 39.3%, compared to $91.5 million, or 19.9%, for the six months ended July 1, 2001. The gross margin percentage in the six months ended July 1, 2001 was 29.6% excluding non-restructuring charges of $44.9 million recorded in the second quarter of 2001. The 2001 gross margin also included $4.2 million of inventory and other reserves recorded in the first quarter of 2001 associated with HipZip and FotoShow. The improved gross margin percentage resulted primarily from higher Zip and CD-RW gross margin percentages. Zip gross margin percentage improved to 47.0% in the six months ended June 30, 2002 from 39.3% in the six months ended July 1, 2001, excluding Zip non-restructuring charges of $4.5 million in 2001. This increase resulted from a continuing trend from Zip 100MB to Zip 250MB drives and disks, lower material costs, lower manufacturing overhead and other cost reductions resulting from the Company’s restructuring and other actions implemented during the second half of 2001. Excluding $10.0 million of non-restructuring charges in the six months ended July 1, 2001, CD-RW gross margin percentage improved primarily as a result of significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model.

The gross margin percentages reported for the second quarter and the six months ended June 30, 2002 will become difficult to achieve in future periods as the Company adds non-Zip sales in lower margin products and because future cost reductions are anticipated to come at a slower rate than was achieved during the second quarter and the first six months of 2002.

Future gross margin percentages will depend on a number of factors including: the mix between Zip products compared to sourced products such as CD-RW, HDD and NAS; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB and Zip 250MB drives and disks, as sales of Zip 250MB products have higher gross margins; sales volumes of Zip disks, which generate significantly higher gross margins than the corresponding drives; the mix between disks and drives; future pricing actions or promotions (including any pricing actions on Zip drives and/or disks in an attempt to stimulate demand); the strength or weakness of foreign currencies, especially the Euro; the impact of any future material cost reductions; the impact of the rebate that will be implemented as part of the Rinaldi settlement (see Note 5 to the condensed consolidated financial statements for more information); the ability to avoid inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); significant price competition given that CD-R and CD-RW discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes; and general economic conditions.

Business Segment PPM Before Non-Restructuring Charges

Zip PPM for the second quarter of 2002 was $40.5 million and increased by $5.7 million, or 16.3%, compared to Zip PPM of $34.8 million for the second quarter of 2001. The increased Zip PPM resulted primarily from a higher mix of Zip 250MB products to Zip 100MB products, lower material costs, significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001 and lower manufacturing overhead. Lower goodwill amortization expense of $0.9 million in the second quarter of 2002 resulted from the implementation of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”). Zip PPM as a percentage of Zip sales increased to 35.4% for the second quarter of 2002, compared to 24.3% for the second quarter of 2001, primarily from a higher mix of Zip 250MB products to Zip 100MB products, lower material costs, significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001 and lower manufacturing overhead.

CD-RW product loss for the second quarter of 2002 was $1.1 million and improved by $9.9 million, or 90%, compared to a CD-RW product loss of $11.0 million for the second quarter of 2001. The improvement in the second quarter was primarily due to the change from an in-house assembly model to a fully sourced model, the decision to exit the internal CD-RW drive business, the introduction of the Company’s Hotburn software, which eliminated third party software license fees, reduced returns and lowered customer support costs and lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

Jaz PPM for the second quarter of 2002 was $1.0 million and decreased by $1.5 million, or 59.8%, compared to Jaz PPM of $2.5 million for the second quarter of 2001. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 31.1% for the second quarter of 2002, compared to 18.8% for the second quarter of 2001, primarily due to no lower margin drive sales in the second quarter of 2002.

PocketZip product loss of $0.4 million improved $4.7 million in the second quarter of 2002, compared to a PocketZip product loss of $5.1 million in the second quarter of 2001. The improvement resulted primarily from the Company’s decision to discontinue the PocketZip product line which eliminated most ongoing costs.

Other product losses of $2.6 million improved $5.1 million in the second quarter of 2002, compared to other product losses of $7.7 million in the second quarter of 2001. The decrease in other product losses resulted primarily from the elimination of product losses on FotoShow and lower product losses associated with Peerless and software, resulting from start-up costs in the second quarter of 2001, partially offset by product losses and start-up costs associated with HDD and NAS, which began shipping during the second quarter of 2002.

General corporate expenses that were not allocated to PPM of $23.2 million in the second quarter of 2002, decreased $5.5 million, or 19.4%, compared to $28.7 million for the second quarter of 2001. The $5.5 million decrease was comprised primarily of $9.3 million in headcount and other cost reduction actions taken in the second half of 2001 partially offset by $2.3 million in bonus and profit sharing costs and $1.5 million in litigation expense.

Zip PPM for the six months ended June 30, 2002 was $97.8 million and increased by $7.7 million, or 8.5%, compared to Zip PPM of $90.1 million for the six months ended July 1, 2001. The increased Zip PPM resulted primarily from a higher mix of Zip 250MB products to Zip 100MB products, lower material costs, significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001 and lower depreciation and amortization expenses. Lower goodwill amortization expense of $1.9 million in the first six months of 2002 resulted from the implementation of SFAS 142. Zip PPM as a percentage of Zip sales increased to 38.0% for the six months ended June 30, 2002, compared to 26.0% for the six months ended July 1, 2001. This percentage increase resulted primarily from a higher mix of Zip 250MB products to Zip 100MB products, lower material costs, significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001 and lower manufacturing overhead.

CD-RW product loss for the six months ended June 30, 2002 was $1.0 million and improved by $15.9 million, or 93.9%, compared to a CD-RW product loss of $16.9 million for the six months ended July 1, 2001. The lower CD-RW product loss in the six months ended June 30, 2002 was primarily due to significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model, the decision to exit the internal CD-RW drive business, the introduction of the Company’s Hotburn software, which eliminated third party software license fees, reduced returns and lowered customer support costs and lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

Jaz PPM for the six months ended June 30, 2002 was $3.0 million and decreased by $9.2 million, or 75.7%, compared to Jaz PPM of $12.2 million for the six months ended July 1, 2001. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 32.4% for the six months ended June 30, 2002, compared to 30.6% for the six months ended July 1, 2001, primarily from a higher mix of disk to drive sales in the six months ended June 30, 2002.

PocketZip PPM of $0.3 million increased $13.5 million for the six months ended June 30, 2002, compared to a PocketZip product loss of $13.2 million for the six months ended July 1, 2001. The improved PPM resulted primarily from the Company’s decision to discontinue the PocketZip product line and the favorable settlement of certain supplier inventory claims.

Other product losses of $7.5 million were reduced by $6.9 million in the six months ended June 30, 2002, compared to other product losses of $14.4 million in the six months ended July 1, 2001. The decrease in other product losses resulted primarily from the elimination of product losses on FotoShow and lower product losses associated with Peerless and software, resulting from start-up costs in the first six months of 2001, partially offset by product losses and start-up costs associated with HDD and NAS, which began shipping during the second quarter of 2002.

General corporate expenses that were not allocated to PPM of $51.9 million in the six months ended June 30, 2002, decreased $10.1 million, or 16.2%, compared to $62.0 million for the six months ended July 1, 2001. The $10.1 million decrease was comprised primarily of $20.3 million in headcount and other cost reduction actions taken in the second half of 2001 partially offset by $4.9 million in litigation expenses and $5.3 million in bonus and profit sharing costs.

Selling, General and Administrative Expenses (Including Bad Debt)

Selling, general and administrative expenses (including bad debt) of $31.8 million for the second quarter of 2002 decreased by $23.0 million, or 42.0%, compared to $54.9 million for the second quarter of 2001. The decrease in selling, general and administrative expenses resulted primarily from headcount and other cost reduction actions taken in the second half of 2001. The $23.0 million decrease was comprised of a $6.8 million decrease in professional fees, a $6.1 million decrease in salaries, benefits and commissions, a $6.0 million decrease in marketing expenses (see discussion below), a $3.9 million decrease in depreciation due to the closure of facilities, a $2.1 million improvement in bad debt and $1.1 million in other cost reductions partially offset by $1.5 million in litigation expense and a $1.5 million increase in bonus and profit sharing costs. The $2.1 million improvement in bad debt resulted primarily from improved collections and from lower receivables during 2002 and from the recording of a specific $1.5 million reserve for collection issues with a U.S. customer in the second quarter of 2001.

Marketing accruals consist of a variety of programs including various arrangements with customers and suppliers such as marketing development funds (“MDF”), end cap displays, cooperative advertising and other programs. The customer takes deductions on its payments for those items that it believes the Company owes the customer associated with MDF and other programs. As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of programs increased significantly. The Company has undertaken an effort to evaluate the programs and the related processes, accruals and deductions. Based on the efforts in 2002, the Company has revised its estimate of required marketing accruals during the quarter ended June 30, 2002 and released approximately $2.6 million in marketing accruals that related primarily to estimates associated with prior period programs (included in the $6.0 million decrease in marketing expenditures described above). In addition, the Company revised its estimates of marketing accruals in the first quarter of 2002 and released $1.8 million. These compare to $2.7 million of marketing accrual adjustments recorded in the first six months of 2001 ($1.7 million and $1.0 million in the first and second quarters of 2001, respectively). Although the Company has made progress in this area, it is still an ongoing project and there could be additional positive or negative adjustments to this estimate in the future.

Selling, general and administrative expenses (including bad debt) decreased as a percentage of sales to 21.9% for the second quarter of 2002, from 29.9% in the second quarter of 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined due primarily to specific restructuring actions and other cost reduction efforts and from other items as outlined above (MDF adjustment, litigation expense and reduction in bad debt expense).

Selling, general and administrative expenses (including bad debt) of $69.3 million for the six months ended June 30, 2002 decreased by $45.1 million, or 39.4%, compared to $114.4 million for the six months ended July 1, 2001. The decrease in selling, general and administrative expenses resulted primarily from headcount and other cost reduction actions taken in the second half of 2001. The $45.1 million decrease was comprised of a $14.7 million decrease in salaries, benefits and commissions, a $14.5 million decrease in marketing expenses (see marketing accrual discussion above), a $9.7 million decrease in professional fees, a $7.7 million decrease in depreciation due to the closure of facilities, a $2.5 million improvement in bad debt and $4.6 million in other cost reductions partially offset by $4.9 million in litigation expenses and a $3.7 million increase in bonus and profit sharing costs. The $2.5 million improvement in bad debt resulted primarily from improved collections and lower receivables during 2002 and from the recording of a specific $1.5 million reserve for collection issues with a U.S. customer in 2001.

Selling, general and administrative expenses (including bad debt) decreased as a percentage of sales to 21.4% for the six months ended June 30, 2002, from 24.8% for the six months ended July 1, 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined due to specific restructuring actions and other cost reduction efforts and from other items as outlined above (MDF adjustment, litigation expenses and reduction in bad debt expense).

Selling, general and administrative expenses are anticipated to increase in absolute dollars for the remainder of 2002 due to seasonality and various initiatives that the Company is undertaking to reverse the sales decline.

Research and Development Expenses

Research and development expenses of $8.9 million for the second quarter of 2002 decreased by $4.3 million, or 32.9%, when compared to $13.2 million for the second quarter of 2001. The lower research and development expenses for the second quarter of 2002 resulted primarily from headcount reductions and lower project expenses associated with Peerless, software and Zip, partially offset by project expenses associated with the development of higher capacity products. Research and development expenses decreased as a percentage of sales to 6.1% in the second quarter of 2002, from 7.2% in the second quarter of 2001, as research and development costs declined at a faster rate than sales declined due to specific restructuring actions and other cost reduction efforts.

For the six months ended June 30, 2002, research and development expenses of $17.5 million decreased by $9.8 million, or 35.8%, when compared to $27.3 million for the six months ended July 1, 2001. The lower research and development expenses for the first six months of 2002 resulted primarily from headcount reductions and lower project expenses associated with Peerless, software, Zip and CD-RW, partially offset by project expenses associated with the development of higher capacity products. Research and development expenses decreased as a percentage of sales to 5.4% in the six months ended June 30, 2002, from 5.9% for the six months ended July 1, 2001, as research and development costs declined at a faster rate than sales declined due to specific restructuring actions and other cost reduction efforts.

Interest and Other Income and Expense

Interest income of $2.4 million in the second quarter of 2002 decreased $1.9 million from $4.3 million in the second quarter of 2002 primarily due to lower interest rates and lower average cash, cash equivalents and temporary investment balances.

Interest and other expense of $1.0 million in the second quarter of 2002 increased $0.8 million from $0.2 million in the second quarter of 2001. The increase resulted primarily from the write off of the remaining $1 million carrying value of a research and development venture investment which was included in other assets and from increased interest expense associated with the amortization of bond holdings in the Company’s temporary investment portfolio. This increase in expenses was partially offset by higher foreign currency gains.

Interest income of $4.7 million in the six months ended June 30, 2002, decreased $4.9 million from $9.6 million in the six months ended July 1, 2001 primarily due to lower interest rates and lower average cash, cash equivalents and temporary investment balances.

Interest and other expense of $3.1 million in the six months ended June 30, 2002, increased $2.8 million from $0.3 million in the six months ended July 1, 2001. The increase resulted primarily from the write off of the $1.5 million carrying value of a research and development venture investment which was included in other assets. The remaining amount is primarily interest expense associated with the amortization of bond holdings in the Company’s temporary investment portfolio and bank fees.

Income Taxes

For the quarter ended June 30, 2002, the Company recorded an income tax provision of $6.3 million on pre-tax income of $17.8 million which reflected an income tax provision of $7.0 million partially offset by a $0.7 million decrease in the valuation allowance for net deferred tax assets. Excluding the $0.7 million decrease in the valuation allowance, the effective tax rate for the second quarter of 2002 was 39.3%. This compares to an income tax benefit of $22.3 million on a pre-tax loss of $58.2 million, or a 38.3% effective tax rate, for the second quarter of 2001.

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

At June 30, 2002, the Company had $33.2 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards, which reflected a tax benefit of approximately $85 million in future U.S. tax deductions. The U.S. federal net operating loss carryforwards expire at various dates beginning in 2022 and the state net operating loss carryforwards expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.2 million for deferred tax assets related to foreign net operating loss carryforwards, which reflected the tax benefit of approximately $35 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax assets for the Company at June 30, 2002 were $13.9 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $36 million. Management believes that the Company’s continued efforts to reduce costs to be more in line with expected sales will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and therefore, realization of the net deferred tax assets is not assured.

As of June 30, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $60.1 million have been accrued on unremitted foreign earnings of $154.1 million. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings are considered to be permanently invested in non-U.S. operations, primarily in the Company's manufacturing operations in Penang, Malaysia.

Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The Company is currently in negotiations with a third party concerning the possible sale of this facility, however, management has not committed to a plan. If a decision is made to divest of the manufacturing operations in Penang, it is likely to result in future charges and could affect the status of the Company’s $112.3 million of permanently invested foreign earnings. The additional unrecorded deferred U.S. tax liability and increased tax provision, if such amounts were no longer considered permanently invested, would be approximately $44 million. No cash impact would be incurred unless the cash was repatriated.

For the six months ended June 30, 2002, the Company recorded an income tax provision of $1.7 million on pre-tax income of $44.4 million which reflected an income tax provision of $18.2 million partially offset by a $16.5 million decrease in the valuation allowance for net deferred tax assets. Excluding the $16.5 million decrease in the valuation allowance, the effective tax rate for the six months ended June 30, 2002 was 41.0%. This compares to an income tax benefit of $16.0 million on a pre-tax loss of $42.0 million which reflected an income tax benefit of $16.4 million partially offset by a $0.4 million increase in the valuation allowance for foreign net deferred tax assets for the six months ended July 1, 2001. Excluding the $0.4 million increase in the valuation allowance for foreign net deferred tax assets, the effective tax benefit for the six months ended July 1, 2001 was 39.0%. The increase in the effective tax rate, excluding adjustments to the valuation allowances, from 39.0% in the first six months of 2001 to 41.0% in the first six months of 2002 resulted primarily from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996, allowed by the Job Creation and Worker Assistance Act of 2002.

The $16.5 million decrease in the valuation allowance for net deferred tax assets during the six months ended June 30, 2002, resulted primarily from a reduction in net deferred tax assets associated with net operating loss carryforwards. This reduction was primarily in response to the passage of the Job Creation and Worker Assistance Act of 2002, which allows for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

Liquidity and Capital Resources

At June 30, 2002, the Company had total cash, cash equivalents and temporary investments of $372.1 million, compared to $329.1 million at December 31, 2001, an increase of $43.0 million or 13.1%. At June 30, 2002, $1.9 million of the total cash on deposit was restricted in its use, compared to $4.1 million at December 31, 2001 (see below for more details).

At June 30, 2002, $144.9 million of cash, cash equivalents and temporary investments were on deposit in the U.S., compared to $135.5 million at December 31, 2001.

At June 30, 2002, the remaining $227.2 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $193.6 million at December 31, 2001. Cash dividends of foreign earnings (such as the repatriation of any of the $227.2 million of foreign cash) to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%.

Working capital of $368.6 million at June 30, 2002 increased by $53.7 million, compared to $314.9 million at December 31, 2001. The increase in working capital resulted primarily from higher cash, cash equivalents and temporary investments, lower accounts payable, lower other current liabilities and higher income taxes receivable, partially offset by lower trade receivables, lower inventories and lower current deferred income taxes. The Company’s ratio of current assets to current liabilities increased to 3.4 to 1 at June 30, 2002 from 2.4 to 1 at December 31, 2001.

For the six months ended June 30, 2002, cash provided by operating activities amounted to $54.0 million, an increase of $57.3 million compared to cash used for operating activities of $3.3 million for the six months ended July 1, 2001. The higher cash provided from operating activities resulted primarily from improved operating results and from changes in current assets and current liabilities as described below.

Accounts receivable decreased in the six months ended June 30, 2002 primarily from lower sales and improved collections. Days sales outstanding in receivables improved to 33 days at June 30, 2002, compared to 42 days at December 31, 2001. Accounts payable decreased primarily from lower levels of purchasing resulting from lower sales volumes, lower inventories and cost reductions. Other current liabilities decreased primarily from lower marketing accruals, lower restructuring accruals and lower purchase commitments. Income taxes receivable increased primarily from the passage of the Job Creation and Worker Assistance Act of 2002, which allows for the 5-year carryback and utilization of a portion of the Company’s 2000 and 2001 tax net operating losses. Inventory decreased primarily due to lower levels of Zip and Peerless inventories and a concentrated effort to improve inventory turnover.

For the six months ended June 30, 2002, the Company made $7.8 million in cash payments related to the 2001 restructuring actions and made $5.3 million in cash payments related to the second and third quarter 2001 non-restructuring actions.

During the six months ended June 30, 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. For the six months ended July 1, 2001, the Company repurchased 20,000 shares of the Company’s Common Stock for $0.3 million. As of June 30, 2002, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

In connection with the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, as part of the Court approved settlement, the Company agreed to an award of $4.1 million for plaintiffs’ attorneys’ fees (For more information about the lawsuit, see Note 5 “Commitments and Contingencies” in the notes to condensed consolidated financial statements). Accordingly, the Company funded $4.1 million into an escrow account. During June 2002, this escrow account was paid to the plaintiffs’ attorneys.

During the first quarter of 2002, the Company classified $1.8 million of cash as restricted cash to secure a bank agreement associated with an outstanding letter of credit. Per the bank agreement, this cash has been set aside in a certificate of deposit and cannot be utilized by the Company until after the letter of credit expires in July 2002. Restricted cash could increase in the future as the Company enters into new letters of credit. The Company also has $0.1 million of restricted cash to cover foreign bank guarantees for VAT. This cash is reported separately as “restricted cash” in the condensed consolidated balance sheets.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for restructuring and non-restructuring actions and other activities during the next twelve months. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the Company’s ability to stop its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the progress of the Company’s product development efforts, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its balance of unrestricted cash, cash equivalents and temporary investments and cash flows from future operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s balance of unrestricted cash, cash equivalents and temporary investments is its primary source of liquidity. The Company currently does not have a credit facility in place and given the status of current capital markets, there is no assurance that if needed, the Company would be able to obtain financing from external sources.

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

The Company’s management believes that the Company’s accounting for each of these matters, which is described in the Company’s 2000 Annual Report on Form 10-K, was in accordance with accounting principles generally accepted in the United States and applicable accounting literature. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition, the subsequent evaluation of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company’s current financial condition or future results of operations.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company believes that SFAS 146 will not have a material effect on the Company’s results of operations, financial position or liquidity.

Factors Affecting Future Operating Results

The Company’s future operating results will depend in large part on the success of its product solutions for personal computers and other devices. Although the Company believes there is a market demand for its storage devices, there is no assurance that the Company will be successful in establishing its products as the preferred solutions for those market needs. The extent to which the Company’s products achieve and maintain a significant market presence will depend upon a number of factors, including the price, performance, quality and other characteristics of the Company’s products and of competing and substitute solutions rumored, announced or introduced by other vendors; the emergence of any competing solutions as industry standards; the success of the Company in meeting targeted availability dates for new and enhanced products; the success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements; the willingness of OEMs to promote computers and other products containing the Company’s drives; the ability of the Company to create demand for its products; the success of the Company’s efforts to maintain customer service and satisfaction; the public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company; and worldwide economic conditions, including overall market demand for personal computers and other products with which the Company’s products can be used.

The Company’s business strategy is dependent on maximizing sales of its proprietary Zip disks, which generate significantly higher gross and product profit margins than the related drives or other Company products. If the Company’s strategy concerning Zip disks is not successful, because the Company is unable to stop the decline in Zip drive sales, because the Company is not successful in its strategy to increase Zip disk usage by existing Zip drive customers, because the sales mix between Zip disks and drives is below levels anticipated by the Company, because another party succeeds in producing or marketing disks that are compatible with any of the Company’s Zip drive products without infringing the Company’s proprietary rights, because any price reductions or promotions on Zip disks fail to produce a commensurate increase in demand, because planned new versions of higher capacity Zip drives are not successful or reduce overall Zip disk sales, because of any disruption in the manufacturing process, or for any other reason, then the Company’s sales would be adversely affected and its results of operations would be disproportionately adversely affected.

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

Sales of Zip products have accounted for a significant majority of the Company’s sales and profits since 1996. However, these sales have been declining and, in the second quarter of 2002, Zip sales decreased 20.1% from the first quarter of 2002 and 20.3% from the second quarter of 2001. The level of future sales of Zip drives to end user customers will depend in large part on the Company’s ability to effectively position the Zip product line features versus CD-RW drives, increase the capacity of its Zip products and to further reduce costs to compete against other substitute technologies. The level of future shipments of Zip drives to OEM customers will depend in large part on the Company’s ability to further reduce the cost of Zip drives, the success of future efforts to supply new versions of Zip drives and on the extent to which the incorporation of CD-RW or DVD-Recordable drives into OEM products results in a reduction in the demand for OEM products also incorporating a built-in Zip drive. There is a trend among personal computer OEM customers to adopt internal CD-RW drives as a standard product feature and this trend has adversely impacted the Company’s Zip business. This trend is expected to continue and there can be no assurance that the Company will be successful in mitigating the adverse impact. The loss of an OEM customer, such as Dell, would have an immediate, material adverse effect on the Company’s operating results. Notwithstanding the foregoing challenges and risks, the Company’s future operating results are dependent upon its ability to stabilize the Zip products business and to stop the Zip sales decline. For example, during the second quarter of 2002, the PPM for the Zip business was $40.5 million versus a product loss of $3.1 million on all other product segments. There is no assurance that the Company will be successful in achieving this critical business objective of stabilizing and improving its Zip business.

The Company’s business strategy for CD-RW is different from its strategy for its Zip products because all of the drives are sourced from suppliers and marketed under the Iomega brand name without any significant manufacturing activity by the Company. The CD-RW drives do not use proprietary disks and have significantly lower overall gross margins. Given the low gross margins and frequency of new product introductions, the Company must closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to sell the product profitably. There is no assurance that the Company can achieve these objectives. The CD-RW drive market is very competitive and includes several established participants. Since the Company’s introduction of its CD-RW products in 1999, the Company has reported product losses on CD-RW each year through 2001. For example, during 2001, the Company recorded a product loss of $53.0 million (including restructuring and non-restructuring charges). During the second quarter of 2002, the Company recorded a product loss of $1.1 million. There is no assurance that the Company will not incur significant losses associated with the CD-RW platform in the future. The Company has developed a business strategy around its CD-RW products including the selection of a new supplier in late 2001, significantly reduced overhead associated with this segment, improved inventory management processes and revised channel marketing programs. The Company began implementing this strategy in the third and fourth quarters of 2001 but there is no assurance that this strategy or the CD-RW products will be successful or achieve profitability in the remainder of 2002. The supplier, as the original manufacturer, has certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. Also, the Company faces competition and price cutting from other low cost vendors. As discussed above, the Company believes that there is a trend among personal computer manufacturers to adopt internal CD-RW drives as a standard product feature. This trend is expected to continue and the Company expects that this will have an adverse impact on the long-term market demand for external CD-RW drives. Further, the Company believes that over the long term, some customers will transition from CD-RW drives to DVD-Recordable drives, and the Company believes that this transition will have an adverse impact on the long term external CD-RW market. In addition, the Company has witnessed a trend of price competition from aftermarket internal drives, which are relatively more inexpensive compared to external CD-RW drives. The increasing price advantage of aftermarket internal drives creates a risk for future sales of the Company’s external CD-RW drives. The Company believes that the overall market for external CD-RW drives is no longer growing, while the market for OEM internal CD-RW drives, is still expanding, further threatening sales of external drives.

During the second quarter of 2002, the Company began shipping a series of external Hard Disk Drive (“HDD”) offerings. The Company expects this sector to continue to be highly price competitive and the Company’s success will depend on its ability to meet aggressive product price and performance targets. The Company’s prior HDD offering, Peerless, faced competitive cost challenges and the Company was unable to sell this product profitably. There is no assurance that the HDD products will achieve profitability or significant market presence or otherwise be successful.

During 2001, the Company began selling NAS devices. In introducing this product line, the Company is attempting to leverage the Iomega brand name and its small to medium size business customer base to expand into the network infrastructure, or “back office” market, as opposed to the personal computer desktop/laptop, or “front office” market. The NAS market is dominated by large computer and data storage providers (including Quantum, Maxtor, Dell, IBM and Hewlett Packard/Compaq), is highly price competitive, primarily relies upon value added sales channels and requires core competencies in server, software and networking technologies. The Company is developing a strategy to address these requirements and challenges. NAS is an emerging category and even more so in the small to medium size business customer space. With competitive marketing efforts being focused more on Enterprise solutions, the adoption of NAS into the small to medium size business customer space may not be as rapid. In March 2002, the Company announced the launch of four NAS devices. There is no assurance that the Company will be successful in developing the necessary core competencies in this market segment, that the Company’s NAS products will be successful, that the Company will be successful in implementing its “back office” strategy or will achieve profitability on this product line in 2002 or thereafter.

During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell these products profitably. Notwithstanding, the Company believes that its future results are further dependent upon its ability to develop or acquire new product lines while still maintaining a strong focus on its Zip product line. In addition to NAS products and new HDD products, as described above, the Company expects to review new business opportunities in multiple areas including the areas of software, disks, drives, networking and services. There is no assurance that any new products or services will achieve profitability or significant market presence or otherwise be successful.

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

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the manufacturing costs of its products. If the lower sales volumes recently reported by the Company result in less favorable pricing for components purchased from third parties, the Company’s ability to reduce manufacturing costs may be adversely affected. Although the Company has consolidated its manufacturing operations into its Penang, Malaysia facility with the goal to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization and transition to a variable cost manufacturing model, including the divestment and outsourcing of its manufacturing operations. The Company is currently in negotiations with a third party concerning the possible sale of this facility, however, management has not committed to a plan. There is no assurance that the Company will be able to resolve this issue. The implementation of any strategy other than the current utilization of the facility would likely result in future charges. The net book value of the Penang building and land, as of June 30, 2002 was $21.4 million. If the Company does divest and outsource its Penang manufacturing operations, the Company could, as a result, face disruption related to that effort, including but not limited to: loss of control over the manufacturing operations and supply, and loss of resulting flexibility to adjust or determine plans; loss of in-house manufacturing capability; possible increased product costs, if volumes decline, or increased operational costs; the possibility of the purchaser terminating the arrangement and the Company having to reacquire equipment and capacity; charges related to the sale of the facility; risks of attempting to proceed with the divestiture and then failing to obtain needed regulatory approvals; disruption in order management; risks of an interruption in supply, or of a decline in quality; turn-over of knowledgeable personnel or loss of technical skill sets; transition of computer systems or information systems that impede communication or supply management; distribution risks in the Asia Pacific region; risks associated with the product return process in the Asia Pacific region; consumption of management time used to oversee the divestment, or changes to supply costs. Furthermore, the Penang facility is the only manufacturing facility producing Zip drives and thus plays a key role in the Company’s supply and sale of Zip drives, increasing the significance of any difficulties encountered at that facility.

With the Company’s outsourcing of its distribution and logistics centers, the Company is becoming more reliant on the computer systems of its outsourcing partners. The Company faces risks that these systems may have communication, control or reliability issues. In the outsourcing of its European distribution and logistics function, disparate computer systems between the Company and its outsourcing partner necessitated the creation of manual processes in order to record certain transactions. Manual processes may be more prone to error than automated processes and the Company is working to reautomate these processes but this effort has not been completed.

The Company faces development, manufacturing and demand risks with regard to recently introduced products and future products. Future operating results will also depend on the Company’s ability to effectively manage obsolescence risks associated with products that are phased out and its success in anticipating and ramping to volume production of new or enhanced products. The factors described above relating to the Company’s products are, or will be, relevant to any other products currently sold by the Company or new products introduced by the Company in the future. For example, the Company expects to introduce new higher capacity Zip drives in the future. This could result in a decline in demand for current Zip products, which would require the Company to manage the current inventory of Zip products, including drives and disks, effectively in the face of reduced demand, so that the Company would have sufficient volumes of the new products (disks and drives) and would not have an excess volume of the other products sold by the Company.

In addition, the Company’s planned introduction of new products may create additional risks for the Company. New products may experience unforeseen manufacturing and technical challenges; they may have performance issues that are only discovered in the context of usage by large numbers of consumers, that did not appear prior to mass distribution; the products may lack market acceptance; and third party patent holders may seek to assert patent claims against each new product, so that every new product creates increased risk that some patent holder will seek to assert patent infringement, to claim royalties or to limit sales of competing products.

The Company has experienced problems and may experience problems in the future, relating to the quality, reliability and/or availability of certain of its products. For example, the Company has in the past recalled certain products and experienced manufacturing interruptions due to quality problems. The Company has substantially completed the outsourcing of its European product distribution center and logistics. In any such complex outsourcing project, delays, disruptions and other problems may occur even after implementation. Any product availability, delays, disruption, shipping, quality or reliability problems experienced by the Company, or claims filed against the Company as a result of these problems, could have an adverse effect on the Company’s sales and net income, result in damage to the Company’s reputation in the marketplace and subject the Company to damage claims from its customers. In addition, component problems, shortages, quality issues or other factors affecting the supply of the Company’s products could provide an opportunity for competing products to increase their market share.

Future operating results also depend on intellectual property and antitrust matters including the possibility that infringement claims asserted from time to time against the Company could result in an injunction against future product shipments, require the Company to pay royalties to a third party in order to continue to market and distribute one or more of the Company’s current or future products and also include the possibility that the Company would be required to devote unplanned resources to developing modifications to its products or marketing programs. The Company must routinely review and respond to claims from third parties for patent royalties, both on products designed or sold by the Company and products designed and supplied to the Company by third parties. Patent infringement demand letters and lawsuits can sometimes be resolved expeditiously, but can sometimes be very costly, with legal fees and costs running into the millions of dollars. Patent infringement plaintiffs often request, as damages, either a royalty off of product sales, or lost profits. Also, where a plaintiff alleges that infringement of a patent was willful, the plaintiff may seek treble damages and attorney fees.

The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Also, many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. The Company has entered into an agreement with Lite-On Corporation where Lite-On has become the provider of substantially all of the Company’s CD-RW drives. Media used in Zip 100MB and 250MB disks is obtained exclusively from Fuji Photo Film, certain integrated circuits used in Zip drives are obtained exclusively from Texas Instruments and head stack assemblies (“HSAs”) used in Zip notebook drives are obtained exclusively from SAE Magnetics. Further, the HSAs used in Zip drives are considered to be mature technologies. A supplier of one of the components used to produce the HSAs has announced its intention to discontinue manufacturing. The Company has an agreement in principle with this supplier for an adequate supply of material for the entire life cycle of this product. Other suppliers of components of HSAs or other assemblies may discontinue one or more components. For example, during second quarter 2002, two suppliers announced the end of life of integrated circuits used in certain Zip drive models. The Company has already ordered supplies of the integrated circuits, to satisfy its estimated future needs. In any additional instance of a required product component ceasing production in the future, the Company would similarly attempt to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase would be available. Moreover, there can be no assurance that any estimate of future requirements would be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. The inability to obtain sufficient components and equipment to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand (or, in the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source); delay product shipments; increase the Company’s material or manufacturing costs; cause an imbalance in the inventory levels of certain components and cause the Company to modify the design of its products to use a more readily available component, which may result in product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

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

The Company recorded restructuring and other charges during the second, third and fourth quarters of 2001 of $47.1 million, $64.4 million and $4.6 million, respectively, in connection with the following restructuring and other actions: to adjust the Company’s operating structure in accordance with sales expectations, reduce the Company’s break-even point and improve operating cash flow; reduce the Company’s global workforce in all functional areas during 2001 by 1,465 persons or approximately 43% from 3,429 employees at December 31, 2000; streamline the Company’s supply chain and logistics strategy, including the closure and outsourcing of the Company’s distribution facility in North Carolina; planned closure in 2002 and outsourcing of the Company’s distribution center and logistics in Europe; consolidate labor-intensive tasks into Malaysia; consolidate the Company’s operations and facilities, including the relocation of Corporate Headquarters to San Diego, California; and revise the Company’s product strategy. There is no assurance that additional restructuring and other actions will not be necessary in 2002. For example, although the Company has consolidated its manufacturing operations into its 376,000 square foot Penang, Malaysia facility to increase manufacturing efficiencies, this facility is still significantly underutilized. The Company is evaluating various alternatives to resolve this underutilization, including divestment and outsourcing of its manufacturing operations. The Company is currently in negotiations with a third party concerning the possible sale of this facility, however, management has not committed to a plan. The implementation of any strategy other than the current utilization of the facility will likely result in future charges. The net book value of the Penang building and land, as of June 30, 2002 was $21.4 million.

During the second quarter of 2002, the Company received from the Malaysian authorities a waiver of minimum local content requirements, so that the Company continues to qualify for a full Malaysian tax holiday for the tax years 1997 through 2001. The Company has applied for a renewal of the tax holiday certificate for the tax years 2002 through 2006. Since the Company has received a waiver of local minimum content requirements, management believes that it is likely that the Company will receive a renewal of its tax holiday for the second five year period (2002 through 2006). If the tax holiday certificate for this second five year period is not approved, there could be a material adverse impact on the Company’s tax provision and net income.

Although the Company has already reduced operational expenses, there is no assurance that these reductions are sustainable. Management expects that these restructuring and other actions will reduce future operational and manufacturing expenses. Management further expects the need to implement additional operational cost reductions. However, there is no assurance that the Company will be successful in its efforts to reduce expenses in future periods. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. The Company may experience disruptions of information technology systems and other business operations or may lose institutional knowledge. The Company may incur legal liability and claims associated with the restructuring and layoffs. In consolidating or outsourcing facilities, the Company may experience disruptions in product shipments. Any disruption could adversely affect the Company’s financial results.

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

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the United States, market ineffectively in a foreign country, institute efforts from an American perspective that are unsuccessful outside the U.S., or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies, or weak sales.

At June 30, 2002, net deferred tax assets not covered by valuation allowances was $13.9 million. The minimum amount of future taxable income that would have to be generated to realize these net deferred tax assets is approximately $36 million. As such, as business conditions change, there is the risk that the Company may not be able to realize its remaining unreserved net deferred tax assets and may have to increase the valuation allowance for these assets in the future.

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

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company’s Common Stock above $20.00 (the market price at July 1, 2000, which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company’s financial statements will depend on quarterly fluctuations in the Company’s Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. At June 30, 2002, there were approximately 132,000 shares subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

On July 24, 2002, the Company announced that its Board of Directors has determined that effective January 1, 2003, the Company will expense the cost of all stock options that the Company grants to employees. The Board has appointed a committee to provide the Board with recommendations regarding the method to be used to determine option expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks including foreign currency, interest rate and securities price risks. The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed one month. The Company has a substantial presence in Malaysia. In September 1998, the ruling party in Malaysia fixed the Malaysian Ringgit to the U.S. dollar. The Company has material amounts of accounts payable denominated in Ringgit. Currently, the foreign currency markets are closed to hedging alternatives in Ringgit. When the foreign currency markets re-open for the Ringgit, the Company plans to re-evaluate its hedging strategy for Ringgit exposure.

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

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the United States dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $5.1 million at June 30, 2002. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on income statement translation, sales volume and prices and on local currency costs of production. As of June 30, 2002, the Company’s analysis indicated that such market movements would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

The Company did not have any significant debt outstanding at June 30, 2002. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $1.7 million in the six months ended June 30, 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the second quarter of 2002 that were not registered under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company’s 2002 Annual Meeting of Shareholders was held on Wednesday, May 15, 2002. At the Annual Meeting, the Company’s shareholders voted on the election of Jonathan S. Huberman as a Class II Director of the Company for a term of three years. The voting was as follows:

                                                                                        Against/
              Proposal                                                  For             Withheld
              --------------------------------                      ----------          ---------

       1.     Election of Jonathan S. Huberman as a Class II
              Director for a term of three years.                   47,763,697           716,060

The incumbent Class I and Class III Directors continued to serve as Directors after the Annual Meeting. Such continuing Directors are David J. Dunn, Werner T. Heid, Robert P. Berkowitz and John E. Nolan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On May 17, 2002, the Company filed a Form 8-K on behalf of the Company’s Retirement and Investment Savings Plan (the “Plan”) under item 4, “Changes in Registrants Certifying Accountant” announcing the change in auditors for the Plan from Arthur Andersen LLP to Ernst & Young LLP. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 08/13/02 Dated: 08/13/02	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

99.2	Certification letter from Werner T. Heid, President and Chief Executive Officer.

99.3	Certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.