Form 10-Q
period 2002-09-29
IOMEGA CORP
filed 2002-11-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

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

Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2002.

Common Stock, par value $.03 1/3 (Title of each class)	51,208,774 (Number of shares)

IOMEGA CORPORATION
TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

Special Note Regarding Forward-Looking Statements..................................................       2

                                                     PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 29, 2002
             and December 31, 2001.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             ended September 29, 2002 and September 30, 2001.......................................       5

         Condensed Consolidated Statements of Operations for the Nine Months
             ended September 29, 2002 and September 30, 2001.......................................       6

         Condensed Consolidated Statements of Cash Flows for the Nine Months
             ended September 29, 2002 and September 30, 2001.......................................       7

         Notes to Condensed Consolidated Financial Statements......................................       8

Item 2.  Management's Discussion and Analysis of Financial

                                                      PART II - OTHER INFORMATION

Copyright © 2002 Iomega Corporation. All rights reserved. Iomega, Zip, Jaz, Peerless, Predator, PocketZip, HipZip, FotoShow, HotBurn and ioLink are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: the Company’s goal of continuing to reduce operational expenses; expected savings from prior restructuring and non-restructuring activities; future utilization of prior restructuring and non-restructuring charges; plans to introduce new and enhanced products; plans to stabilize and improve the Company’s core Zip business; the need for additional restructuring or other charges in the future; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning PocketZip and Jaz disks during 2002 and other plans concerning product lines; the expectation of continuing to lower product procurement costs; the effects of the divestment and outsourcing of the Company’s Penang Manufacturing Subsidiary; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company’s SEC filings described under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of accounting pronouncements; the generation of future taxable income to realize net deferred tax assets; and the possible effects of an adverse outcome in legal proceedings, including the resolution of the adverse judgments in the Nomai litigation, as described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Disclosures About Market Risk” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 5 of the notes to condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or divestments other than the sale of the Company’s Penang Manufacturing Subsidiary discussed in Note 6 of the notes to condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent the Company’s estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                             September 29,        December 31,
                                                                                  2002                 2001
                                                                             -------------        ------------
                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents                                                  $ 266,500             $ 219,949
   Restricted cash                                                                4,550                 4,144
   Temporary investments                                                        119,297               104,953
   Trade receivables, less allowance for doubtful accounts of
     $8,430 and $11,559, respectively                                            50,842                89,396
   Inventories                                                                   35,160                56,336
   Deferred income taxes                                                         32,484                39,978
   Income taxes receivable                                                       14,883                 4,025
   Other current assets                                                          13,332                15,742
   Current assets held for sale (Note 6)                                          4,104                     -
                                                                              ---------             ---------
      Total Current Assets                                                      541,152               534,523
                                                                              ---------             ---------

Property, plant and equipment, at cost                                          179,024               266,634
Accumulated depreciation and amortization                                      (158,547)             (211,437)
                                                                              ---------             ---------
      Net property, plant and equipment                                          20,477                55,197
                                                                              ---------             ---------

Non-current assets held for sale (Note 6)                                        16,426                     -
                                                                              ---------             ---------
Goodwill                                                                         11,691                11,691
                                                                              ---------             ---------
Other intangibles, net                                                            7,435                 9,744
                                                                              ---------             ---------
Other assets                                                                        129                 2,820
                                                                              ---------             ---------
    Total Assets                                                              $ 597,310             $ 613,975
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                             September 29,        December 31,
                                                                                 2002                 2001
                                                                             -------------        ------------
                                                                              (Unaudited)
Current Liabilities:
   Accounts payable                                                           $   27,267            $  68,550
   Other current liabilities (Note 1)                                            108,770              151,095
   Current liabilities held for sale (Note 6)                                     14,638                    -
                                                                              ----------            ---------
      Total Current Liabilities                                                  150,675              219,645
                                                                              ----------            ---------

Other long-term liabilities                                                        2,188                3,018
                                                                              ----------            ---------

Deferred income taxes                                                             51,220               12,374
                                                                              ----------            ---------

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000
      shares, none issued                                                              -                    -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares, none issued                                                      -                    -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 54,635,062 and 54,572,019 shares,
      respectively                                                                 1,822                1,819
   Additional paid-in capital                                                    307,704              307,413
   Less: 3,426,288 and 3,085,888 Common Stock treasury
      shares, respectively, at cost                                              (33,791)             (30,867)
   Retained earnings                                                             117,492              100,573
                                                                              ----------            ---------
      Total Stockholders' Equity                                                 393,227              378,938
                                                                              ----------            ---------
         Total Liabilities and Stockholders' Equity                           $  597,310            $ 613,975
                                                                              ==========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                  For the Quarter Ended
                                                                            -----------------------------------
                                                                            September 29,         September 30,
                                                                                 2002                  2001
                                                                            -------------         -------------
                                                                                        (Unaudited)
Sales                                                                         $ 136,416             $ 181,965
Cost of sales                                                                    90,407               149,859
                                                                              ---------             ---------
Gross margin                                                                     46,009                32,106
                                                                              ---------             ---------

Operating Expenses:
   Selling, general and administrative                                           31,550                54,362
   Research and development                                                       9,072                12,476
   Restructuring charges (reversals)                                               (217)               33,266
   Bad debt expense (credit)                                                       (272)                5,509
                                                                              ---------             ---------
      Total Operating Expenses                                                   40,133               105,613
                                                                              ---------             ---------

Operating income (loss)                                                           5,876               (73,507)
Interest income                                                                   1,978                 3,419
Interest and other expense                                                         (581)                 (216)
                                                                              ----------            ---------

Income (loss) before income taxes                                                 7,273               (70,304)
Provision for income taxes                                                      (33,020)                 (848)
                                                                              ----------            ---------

Net loss                                                                      $ (25,747)            $ (71,152)
                                                                              =========             =========

Net loss per basic and diluted common share                                   $   (0.50)            $   (1.32)
                                                                              =========             =========

Weighted average common shares outstanding                                       51,195                53,848
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                  For the Nine Months Ended
                                                                             ----------------------------------
                                                                             September 29,        September 30,
                                                                                2002                   2001
                                                                             -------------        -------------
                                                                                        (Unaudited)
Sales                                                                         $ 460,521             $ 642,664
Cost of sales                                                                   287,040               519,082
                                                                              ---------             ---------
Gross margin                                                                    173,481               123,582
                                                                              ---------             ---------

Operating Expenses:
   Selling, general and administrative                                          102,819               168,156
   Research and development                                                      26,601                39,793
   Restructuring charges (reversals)                                             (2,398)               34,352
   Bad debt expense (credit)                                                     (2,203)                6,102
                                                                              ---------             ---------
      Total Operating Expenses                                                  124,819               248,403
                                                                              ---------             ---------

Operating income (loss)                                                          48,662              (124,821)
Interest income                                                                   6,704                13,067
Interest and other expense                                                       (3,726)                 (535)
                                                                              ---------             ---------

Income (loss) before income taxes                                                51,640              (112,289)
Benefit (provision) for income taxes                                            (34,721)               15,114
                                                                              ---------             ---------

Net income (loss)                                                             $  16,919             $ (97,175)
                                                                              ==========            =========

Net income (loss) per common share:
   Basic                                                                      $    0.33             $   (1.80)
                                                                              =========             =========
   Diluted                                                                    $    0.33             $   (1.80)
                                                                              =========             =========

Weighted average common shares outstanding                                       51,215                53,974
                                                                              =========             =========
Weighted average common shares outstanding -
   assuming dilution                                                             51,398                53,974
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 For the Nine Months Ended
                                                                             ---------------------------------
                                                                             September 29,        September 30,
                                                                                 2002                  2001
                                                                             -------------        ------------
                                                                                         (Unaudited)
   Cash Flows from Operating Activities:
      Net income (loss)                                                       $  16,919             $ (97,175)
      Non-cash revenue and expense adjustments:
         Depreciation and amortization                                           17,693                39,336
         Deferred income taxes                                                   46,340               (16,170)
         Non-cash inventory write-offs                                            3,752                29,314
         Restructuring charges (reversals)                                         (600)                9,787
         Non-cash impairment charges                                             10,681                     -
         Loss on fixed assets                                                       490                14,164
         Bad debt expense (credit)                                               (2,203)                6,102
         Other                                                                    1,557                   202
                                                                              ---------             ---------
                                                                                 94,629               (14,440)
      Changes in Assets and Liabilities:
         Trade receivables                                                       40,757                36,352
         Inventories                                                             19,001                 3,139
         Other current assets                                                       833                 4,310
         Accounts payable                                                       (41,283)              (40,390)
         Other current liabilities                                              (32,736)              (19,459)
         Accrued restructuring                                                  (10,020)               17,492
         Current assets/liabilities held for sale                                10,534                     -
         Restricted cash                                                           (406)               (4,117)
         Income taxes                                                           (10,858)                 (831)
                                                                              ---------             ---------
      Net cash provided by (used in) operating activities                        70,451               (17,944)
                                                                              ---------             ---------

   Cash Flows from Investing Activities:
      Purchase of property, plant and equipment                                  (6,670)              (15,680)
      Purchase of temporary investments                                        (157,058)             (126,898)
      Sale of temporary investments                                             142,714               156,320
      Net change in other assets/liabilities                                        370                (4,199)
                                                                              ---------             ---------
   Net cash (used in) provided by investing activities                          (20,644)                9,543
                                                                              ---------             ---------

   Cash Flows from Financing Activities:
      Proceeds from sales of Common Stock                                           237                 1,034
      Purchases of Common Stock                                                  (2,924)               (8,258)
      Payments on capitalized lease and other obligations                          (569)                 (943)
                                                                              ---------             ---------
   Net cash used in financing activities                                         (3,256)               (8,167)
                                                                              ---------             ---------
   Net increase (decrease) in cash and cash equivalents                          46,551               (16,568)
   Cash and cash equivalents at beginning of period                             219,949               255,572
                                                                              ---------             ---------
   Cash and cash equivalents at end of period                                 $ 266,500             $ 239,004
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of the Company as of September 29, 2002 and December 31, 2001, the results of operations for the quarters and nine months ended September 29, 2002 and September 30, 2001 and cash flows for the nine months ended September 29, 2002 and September 30, 2001.

The results of operations for the quarter and nine months ended September 29, 2002 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Revenue Recognition

The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in trade receivables and sales in the accompanying condensed consolidated financial statements. The reserve for estimated returns totaled $5.1 million and $6.2 million at September 29, 2002 and December 31, 2001, respectively.

In addition to reserves for estimated returns, the Company defers recognition of revenue on estimated excess inventory in the distribution and retail channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ 30-day requirements as estimated by management. The channel’s 30-day requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers. The Company defers estimated sales and cost of sales associated with excess channel inventory in its condensed consolidated financial statements. The gross margin associated with deferral of sales for estimated excess channel inventory totaled $13.4 million and $12.8 million at September 29, 2002 and December 31, 2001, respectively and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Price Protection and Volume Rebates

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) credit equal to the difference between the price originally paid and the new decreased price on units in the customers’ inventories on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and estimated rebates given to consumers at time of purchase from channel partners for which sales have been recognized.

Reserves for volume rebates and price protection credits totaled $41.2 million and $45.8 million at September 29, 2002 and December 31, 2001, respectively and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

Restricted Cash

During the third quarter of 2002, the Company replaced a prior letter of credit and classified $4.5 million of cash as restricted cash to secure this new letter of credit. Per the agreement associated with this letter of credit, this cash has been set aside in a certificate of deposit and cannot be utilized by the Company until after the letter of credit expires in December 2002. This cash is reported separately as “restricted cash” in the accompanying condensed consolidated balance sheets.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                  September 29,       December 31,
                                                                       2002               2001
                                                                  -------------       ------------
                                                                           (In thousands)
              Raw materials                                         $  2,444            $ 15,836
              Work-in-process                                             23               3,739
              Finished goods                                          32,693              36,761
                                                                    --------            --------
                                                                    $ 35,160            $ 56,336
                                                                    ========            ========

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers that inventory on hand or committed with suppliers, which is not expected to be sold within the next nine months, is excess and thus appropriate reserves are established through a charge to cost of sales.

Fixed Asset Impairment

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset.

Fixed asset reserves are established for those fixed assets that are considered impaired or if a commitment has been made for the removal of a fixed asset (See note 6 “Penang Manufacturing Subsidiary Sales Agreement” for more information about the Penang impairment charges). These reserves are included with accumulated depreciation and amortization in the accompanying condensed consolidated balance sheets.

Other Current Liabilities

Other current liabilities consist of the following:

                                                                September 29,      December 31,
                                                                     2002              2001
                                                                -------------      -----------
                                                                         (In thousands)
Accrued marketing (a)                                             $  24,442          $  36,608
Accrued payroll, vacation and bonus                                  11,118             10,197
Margin on deferred sales                                             14,616             13,813
Accrued warranty                                                      8,227             10,856
Accrued restructuring                                                 5,150             15,770
Accrued litigation                                                      821              5,937
Purchase commitments                                                  2,310             13,555
Other accrued liabilities (b)                                        42,086             44,359
                                                                  ---------          ---------
                                                                  $ 108,770          $ 151,095
                                                                  =========          =========
(a)	Includes accruals for marketing development funds committed to the Company’s various channel partners, promotional accruals and advertising accruals.

(b)	Includes accruals for royalties, professional fees, self-insurance liabilities, employee relocation costs, capital lease obligations, VAT, sales and other taxes and other miscellaneous liabilities.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                     Net
                                                                Income (Loss)          Shares          Per Share
                                                                 (Numerator)       (Denominator)         Amount
                                                                -------------      -------------       ---------
                                                                     (In thousands, except per share data)
         For the Quarter Ended:
         September 29, 2002:
         Basic EPS                                                $ (25,747)           51,195           $ (0.50)
            Effect of options                                             -                -                  -
                                                                  ---------            ------           -------
         Diluted EPS                                              $ (25,747)           51,195           $ (0.50)
                                                                  =========            ======           =======

         September 30, 2001:
         Basic EPS                                                $ (71,152)           53,848           $ (1.32)
            Effect of options                                             -                -                  -
                                                                  ---------            ------           -------
         Diluted EPS                                              $ (71,152)           53,848           $ (1.32)
                                                                  =========            ======           =======

         For the Nine Months Ended:
         September 29, 2002:
         Basic EPS                                                $  16,919            51,215           $  0.33
            Effect of options                                             -               183                 -
                                                                  ---------            ------           -------
         Diluted EPS                                              $  16,919            51,398           $  0.33
                                                                  =========            ======           =======

         September 30, 2001:
         Basic EPS                                                $ (97,175)           53,974           $ (1.80)
            Effect of options                                             -                -                  -
                                                                  ---------            ------           -------
         Diluted EPS                                              $ (97,175)           53,974           $ (1.80)
                                                                  =========            ======           =======

For the quarters ended September 29, 2002 and September 30, 2001, there were outstanding options to purchase 1,584,725 and 2,293,210 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

For the nine months ended September 29, 2002 and September 30, 2001, there were outstanding options to purchase 1,674,259 and 2,183,374 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective nine months. Therefore these shares would have had an anti-dilutive effect on EPS.

Venture Investment

During the first quarter of 2002, the Company wrote off $0.5 million of a venture investment and during the second quarter, the Company wrote off the remaining $1.0 million carrying value related to this venture investment based on the continued deterioration of its financial position. These write-offs are included in “interest and other expense” in the accompanying condensed consolidated statements of operations. This asset was included in “other assets” in the accompanying condensed consolidated balance sheets and was accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. The objective of this venture investment, made by the Company in 1999, was the potential collaboration in the development of optical technologies. The Company has no other venture investments.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that SFAS 143 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company plans on adopting SFAS 146 beginning on January 1, 2003. The Company is unable to determine the effect of SFAS 146 on the Company’s results of operations, financial position or liquidity as the impact would be determined by the nature of any future restructuring charges.

Reclassifications

Certain reclassifications were made to the prior periods' unaudited, condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation.

(2)         Income Taxes

For the quarter ended September 29, 2002, the Company recorded an income tax provision of $33.0 million on pre-tax income of $7.3 million, which reflected an income tax provision of $6.2 million and a net provision of $26.8 million related to the Company’s agreement to sell all of the stock of Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”) (see note 6 “Penang Manufacturing Subsidiary Sales Agreement” for more details of the sales agreement). The $26.8 million net provision related to the Penang Manufacturing Subsidiary was comprised of a $39.6 million increase associated with foreign earnings for which no U.S. tax provision had previously been provided and a $12.8 million decrease in the valuation allowance for net deferred tax assets. Excluding the increased provision related to the provision on foreign earnings and the valuation allowance release, the adjusted effective tax rate for the third quarter of 2002 was 84.9%. This compares to an income tax provision of $0.8 million on a pre-tax loss of $70.3 million reflecting a $28.7 million increase in the valuation allowance for net deferred tax assets for the third quarter of 2001. Excluding the $28.7 million increase in the valuation allowance, the adjusted effective tax benefit for the third quarter of 2001 was approximately 39.7%. The increase in the adjusted effective tax rate, from 39.7% in the third quarter of 2001 to 84.9% in the third quarter of 2002 resulted primarily from the fact that the $10.7 million impairment charges related to the Company’s agreement to sell the Penang Manufacturing Subsidiary is not deductible for tax purposes.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                               September 29,     December 31,
                                                                                    2002             2001
                                                                               -------------     ------------
                                                                                       (In thousands)
              Deferred Tax Assets (Liabilities):
              Current Deferred Tax Assets:
                 Trade receivable reserves                                       $  16,991         $  19,099
                 Inventory reserves                                                  2,530             6,498
                 Accrued expense reserves                                           12,852            28,043
                 Other                                                                 111               191
                                                                                 ---------         ---------
              Total current deferred tax assets                                     32,484            53,831
                                                                                 ---------         ---------

              Non-Current Deferred Tax Assets:
                 Fixed asset reserves                                                1,894             4,729
                 Tax credit carryforwards                                           18,551            13,100
                 Accelerated depreciation/amortization                               4,437             2,307
                 Foreign net operating loss carryforwards                           15,313            15,956
                 U.S. net operating loss carryforwards                              34,135            37,233
                 Other                                                                 880               250
                                                                                 ---------         ---------
              Total non-current deferred tax assets                                 75,210            73,575
                                                                                 ---------         ---------
              Total deferred tax assets                                            107,694           127,406
                                                                                 ---------         ---------

              Non-Current Deferred Tax Liabilities:
                 Tax on unremitted foreign earnings                               (106,084)          (50,006)
                 Nomai goodwill and intangible asset                                (5,033)           (5,159)
                                                                                 ---------         ---------
              Total non-current deferred tax liabilities                          (111,117)          (55,165)
                                                                                 ---------         ---------
              Current valuation allowance                                                -           (13,853)
              Non-current valuation allowance                                      (15,313)          (30,784)
                                                                                 ---------         ---------
                 Net deferred tax assets (liabilities)                           $ (18,736)        $  27,604
                                                                                 =========         =========

              As Reported on the Balance Sheet:
                 Current deferred tax assets                                     $  32,484         $  39,978
                                                                                 =========         =========
                 Non-current deferred tax liabilities                            $ (51,220)        $ (12,374)
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

At September 29, 2002, the Company had $34.1 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards, which reflect a tax benefit of approximately $87.5 million in future U.S. tax deductions. The U.S. federal net operating loss carryforwards expire at various dates beginning in 2022 and the state net operating loss carryforwards expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.3 million for deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $35.0 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at September 29, 2002 were $18.7 million. As of September 29, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $106.1 million have been accrued on unremitted foreign earnings of $272.0 million. During Q3 2002, taxes were provided on all earnings previously considered to be permanently invested in non-U.S. operations.

The Company’s decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision for the Company’s foreign earnings that were previously considered permanently invested. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to repatriate these foreign earnings to the United States.

For the nine months ended September 29, 2002, the Company recorded an income tax provision of $34.7 million on pre-tax income of $51.6 million, which reflected an income tax provision of $24.4 million, an additional tax provision of $39.6 million related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a $29.3 million decrease in the valuation allowance for net deferred tax assets. The $39.6 million provision was a result of an agreement to sell the Company’s Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the agreement to sell the Penang Manufacturing Subsidiary and the $29.3 million decrease in the valuation allowance, the adjusted effective tax rate for the nine months ended September 29, 2002 was 47.3%. This compares to an income tax benefit of $15.1 million on a pre-tax loss of $112.3 million which reflected a $29.1 million increase in the valuation allowance for net deferred tax assets for the nine months ended September 30, 2001. Excluding the $29.1 million increase in the valuation allowance for foreign net deferred tax assets, the adjusted effective tax benefit for the nine months ended September 30, 2001 was 39.4%. The increase in the effective tax rate, excluding adjustments to the valuation allowances and increased provision on foreign earnings, from 39.4% in the first nine months of 2001 to 47.3% in the first nine months of 2002 resulted primarily from the fact that the $10.7 million impairment charges related to the Company’s agreement to sell the Penang Manufacturing Subsidiary is not deductible for tax purposes and from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996, allowed by the Job Creation and Worker Assistance Act of 2002.

The $29.3 million decrease in the valuation allowance for net deferred tax assets during the nine months ended September 29, 2002, resulted primarily from the Company no longer being in a net deferred tax asset position as a result of the agreement to sell the Penang Manufacturing Subsidiary and from a reduction in net deferred tax assets associated with net operating loss carryforwards. The net operating loss deferred tax asset reduction was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allows for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

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

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip, CD-RW, Jaz, PocketZip and Other (Jaz, PocketZip and some of the Other products have been discontinued, see below for more information). The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors, resellers and OEMs throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The CD-RW segment also includes the sales of Hotburn software which is bundled with CD-RW drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The “Other” segment includes: Peerless drive systems; FotoShow digital image centers (previously shown in the third quarter and the first nine months of 2001 as a part of the Zip segment); sourced products such as portable and desktop Hard Disk Drives (“HDD”), which began shipping during the second quarter of 2002, network attached storage (“NAS”), Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards; Iomega software products such as Lifeworks and Iomega Automatic Backup software; and other miscellaneous items.

During 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the “Other” category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company plans to continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes (all 2001 Zip and Other segment amounts have been reclassified to show the current classification of FotoShow in Other). The information for the third quarter and first nine months of 2001 have been reclassified to show the effects of Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”) which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $0.2 million and $1.7 million for the third quarter of 2001 and the first nine months of 2001, respectively. The EITF 00-25 reclassification did not impact PPM.

Reportable Operating Segment Information:

                                                     For the Quarter Ended                For the Nine Months Ended
                                                  ----------------------------          -----------------------------
                                                  Sept. 29,          Sept. 30,          Sept. 29,           Sept. 30,
                                                    2002               2001                2002                2001
                                                  ---------          ---------          ---------           ---------
                                                         (In thousands)                         (In thousands)
Sales:
   Zip                                            $ 110,726          $ 142,673          $ 368,073           $ 489,181
   CD-RW                                             14,203             17,607             57,077              79,914
   Jaz                                                2,621             13,647             11,733              53,431
   PocketZip                                            423              2,063                335               5,645
   Other                                              8,443              5,975             23,303              14,493
                                                  ---------          ---------          ---------           ---------
      Total sales                                 $ 136,416          $ 181,965          $ 460,521           $ 642,664
                                                  =========          =========          =========           =========

PPM (Product Loss) Before Charges/Reversals:
   Zip                                            $  42,007          $  34,472          $ 139,803           $ 124,566
   CD-RW                                             (2,980)            (9,556)            (4,017)            (26,466)
   Jaz                                                1,237              3,490              4,188              15,655
   PocketZip                                            497             (1,692)               819             (14,843)
   Other                                             (1,940)           (11,450)            (9,434)            (25,885)
                                                  ---------          ---------          ---------           ---------
      Total PPM                                      38,821             15,264            131,359              73,027

Common Operating Expenses
   Without (Charges)/Reversals
   Allocated to PPM:
   General corporate expenses                       (22,481)           (24,372)           (74,414)            (86,377)
   Non-restructuring and impairment
      charges                                       (10,681)           (31,133)           (10,681)            (77,119)
   Restructuring (charges) reversals                    217            (33,266)             2,398             (34,352)
   Interest and other income, net                     1,397              3,203              2,978              12,532
                                                  ---------          ---------          ---------           ---------
      Income (loss) before
         income taxes                             $   7,273          $ (70,304)         $  51,640           $(112,289)
                                                  =========          =========          =========           =========

                                                     For the Quarter Ended                For the Nine Months Ended
                                                  ----------------------------          -----------------------------
                                                  Sept. 29,          Sept. 30,          Sept. 29,           Sept. 30,
                                                     2002               2001              2002                2001
                                                  -----------        ---------          ---------           ---------
                                                          (In thousands)                        (In thousands)
Non-Restructuring and Impairment Charges:
   Zip                                            $ (10,581)         $  (7,553)         $ (10,581)          $ (12,021)
   CD-RW                                                  -             (7,466)                 -             (17,443)
   Jaz                                                 (100)                -                (100)                  -
   PocketZip                                              -             (3,643)                 -             (21,569)
   Other                                                  -             (7,853)                 -             (20,418)
   Common                                                 -             (4,618)                 -              (5,668)
                                                  ---------          ---------          ---------           ---------
                                                  $ (10,681)         $ (31,133)         $ (10,681)          $ (77,119)
                                                  =========          =========          =========           =========

Restructuring (Charges)/Reversals:
   CD-RW                                          $       -          $  (1,347)         $       -           $  (1,347)
   Common                                               217            (31,919)             2,398             (33,005)
                                                  ---------          ---------          ---------           ---------
                                                  $     217          $ (33,266)         $   2,398           $ (34,352)
                                                  =========          =========          =========           =========

PPM (Product Loss) After Charges/Reversals:
   Zip                                            $  31,426          $  26,919          $ 129,222           $ 112,545
   CD-RW                                             (2,980)           (18,369)            (4,017)            (45,256)
   Jaz                                                1,137              3,490              4,088              15,655
   PocketZip                                            497             (5,335)               819             (36,412)
   Other                                             (1,940)           (19,303)            (9,434)            (46,303)
                                                  ---------          ---------          ---------           ---------
      Total PPM (Product Loss)                       28,140            (12,598)           120,678                 229

Common Operating Expenses With
(Charges)/Reversals Allocated to
   PPM (Product Loss):
   General corporate expenses                       (22,481)           (24,372)           (74,414)            (86,377)
   Non-restructuring charges                              -             (4,618)                 -              (5,668)
   Restructuring (charges) reversals                    217            (31,919)             2,398             (33,005)
   Interest and other income, net                     1,397              3,203              2,978              12,532
                                                  ---------          ---------          ---------           ---------
      Income (loss) before
        income taxes                              $   7,273          $(70,304)          $  51,640           $(112,289)
                                                  =========          =========          =========           =========

(4)         Restructuring Charges/Reversals

Restructuring Charges/Reversals

During 2001, the Company recorded approximately $39.0 million in net pre-tax restructuring charges. These charges were comprised of approximately $1.1 million related to restructuring actions initiated during the second quarter of 2001, $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001 and $4.8 million related to restructuring actions initiated during the fourth quarter of 2001. These restructuring charges consisted of cash and non-cash charges of approximately $28 million and $11 million, respectively.

During the third quarter of 2002, $0.2 million of severance and benefits reserves associated with the third quarter 2001 restructuring actions were reversed. During the second quarter of 2002, $0.6 million of fixed asset reserves associated with the third quarter 2001 restructuring actions were reversed and $1.6 million of contract obligations associated with the 1999 restructuring actions were reversed. The second quarter 2001 restructuring actions were completed at March 31, 2002. The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of September 29, 2002.

2001 Restructuring Actions

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination of employment until the fourth quarter of 2001. During the second quarter of 2002, $0.6 million of furniture reserves associated with the consolidation of the Company’s North America facilities were reversed as a result of the furniture being utilized in another facility. During the third quarter of 2002, $0.2 million of severance and benefits reserves were reversed as a result of outplacement services not being utilized as estimated.

Of the $33.3 million in total third quarter 2001 restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America restructuring activities consisted of outsourcing the Company’s distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company’s North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter of 2001, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of a 60-day advance notice. Pay in lieu of notice was paid on a continuous basis for a 60-day notice period and separation payments were paid in lump sum at the end of the 60-day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time and included health insurance continuance payments. This workforce reduction resulted in charges of $12.7 million for severance and benefit costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs. Lease termination costs are being paid on their regular monthly rent payment schedule.

The Asia Pacific restructuring activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter of 2001, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and benefit costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

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

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter of 2001, 28 individuals continued to work on a transition basis through June 30, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and benefit costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

As of September 29, 2002, the Company had terminated the employment of all affected employees, except for one employee offered a retention package through the first quarter of 2003 and vacated all facilities in connection with the third quarter 2001 restructuring actions. The remaining severance and benefits are expected to be paid in 2003 for the one remaining employee. During the third quarter of 2002, $0.2 million of severance related charges were reversed due to outplacement services not being utilized as estimated. The information technology assets and furniture included in the restructuring activities have not been utilized since early in the fourth quarter of 2001 and are expected to be completely disposed during the fourth quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The third quarter 2001 restructuring charges originally totaled $33.3 million. Third quarter 2001 restructuring reserves in the amount of $3.7 million and $0.9 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of September 29, 2002. Utilization of the third quarter 2001 restructuring reserves during the quarter ended September 29, 2002 is summarized below:

                                                                      Utilized
                                                           ----------------------------------
Third Quarter 2001                            Balance                                              Balance
Restructuring Actions                         6/30/02       Cash       Non-Cash     Reversals      9/29/02
----------------------                        -------      ------      -------      ---------      -------
                                                                    (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $   216      $   (1)     $     -       $ (115)       $   100
   Lease cancellations (a)                      4,192        (637)           -            -          3,555
   Leasehold improvements and
      furniture (b)                               841           -          (75)           -            766
   Information technology assets (b)               55           -            -            -             55
                                              -------      ------      -------       ------        -------
                                                5,304        (638)         (75)        (115)         4,476
                                              -------      ------      -------       ------        -------

Asia Pacific Reorganization:
   Severance and benefits (a)                      58           -            -          (58)             -
   Lease cancellations (a)                         15           -            -          (15)             -
                                              -------      ------      -------       ------        -------
                                                   73           -            -          (73)             -
                                              -------      ------      -------       ------        -------

Europe Reorganization:
   Severance and benefits (a)                      54         (36)           -            -             18
   Lease cancellations (a)                        116        (114)           -            -              2
   Leasehold improvements and
      furniture (b)                               132           -          (26)           -            106
                                              -------      ------      -------       ------        -------
                                                  302        (150)         (26)           -            126
                                              -------      ------      -------       ------        -------
                                              $ 5,679      $ (788)     $  (101)      $ (188)       $ 4,602
                                              =======      ======      =======       ======        =======

Balance Sheet Breakout:
   Other current liabilities (a)              $ 4,651      $ (788)     $     -       $ (188)       $ 3,675
   Fixed asset reserves (b)                     1,028           -         (101)           -            927
                                              -------      ------      -------       ------        -------
                                              $ 5,679      $ (788)     $  (101)      $ (188)       $ 4,602
                                              =======      ======      =======       ======        =======

(a)   Amounts represent primarily cash charges.
(b)   Amounts represent primarily non-cash charges.

Utilization of the third quarter 2001 restructuring reserves during the nine months ended September 29, 2002 is summarized below:

                                                                       Utilized
                                                         -----------------------------------
Third Quarter 2001                           Balance                                               Balance
Restructuring Actions                        12/31/01      Cash       Non-Cash     Reversals       9/29/02
----------------------                       --------    --------     --------     ---------       -------
                                                                    (In thousands)
North America Reorganization:
   Severance and benefits (a)                $  2,194    $ (1,979)    $      -       $ (115)       $   100
   Lease cancellations (a)                      5,823      (2,268)           -            -          3,555
   Leasehold improvements and
      furniture (b)                             2,102           -         (736)        (600)           766
   Information technology assets (b)            1,216           -       (1,161)           -             55
                                             --------    --------     --------       ------        -------
                                               11,335      (4,247)      (1,897)        (715)         4,476
                                             --------    --------     --------       ------        -------

Asia Pacific Reorganization:
   Severance and benefits (a)                      82         (24)           -          (58)             -
   Lease cancellations (a)                         68         (53)           -          (15)             -
                                             --------    --------     --------       ------        -------
                                                  150         (77)           -          (73)             -
                                             --------    --------     --------       ------        -------

Europe Reorganization:
   Severance and benefits (a)                     332        (314)           -            -             18
   Lease cancellations (a)                        390        (388)           -            -              2
   Leasehold improvements and
      furniture (b)                               235           -         (129)           -            106
   Information technology assets (b)               26           -          (26)           -              -
                                             --------    --------     --------       ------        -------
                                                  983        (702)        (155)           -            126
                                             --------    --------     --------       ------        -------
                                             $ 12,468    $ (5,026)    $ (2,052)      $ (788)       $ 4,602
                                             ========    ========     ========       ======        =======

Balance Sheet Breakout:
   Other current liabilities (a)             $  8,889      (5,026)           -         (188)       $ 3,675
   Fixed asset reserves (b)                     3,579           -       (2,052)        (600)           927
                                             --------    --------     --------       ------        -------
                                             $ 12,468    $ (5,026)    $ (2,052)      $ (788)       $ 4,602
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

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002, when the outsourcing project was substantially completed. Two individuals worked into the third quarter. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease was vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment were disposed of in the third quarter of 2002.

At September 29, 2002, the Company had terminated the employment of all affected employees. All severance payments have been made. Benefit reserves remain for those employees terminated during the second and third quarters. Leasehold improvements, furniture and equipment were disposed of during the third quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The fourth quarter 2001 restructuring charges originally totaled $4.8 million. Remaining reserves of less than $0.1 million are included in the Company’s other current liabilities as of September 29, 2002. Utilization of the fourth quarter 2001 restructuring reserves during the quarter ended September 29, 2002 is summarized below:

                                                                        Utilized
                                                           ----------------------------------
Fourth Quarter 2001                          Balance                                               Balance
Restructuring Actions                        6/30/02        Cash      Non-Cash      Reversals      9/29/02
----------------------                       -------       ------     --------      ---------      -------
                                                                   (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $ 276        $ (227)     $    -         $ (29)         $ 20
                                              -----        ------      ------         -----          ----

Europe Reorganization:
   Severance and benefits (a)                    33           (33)          -             -             -
   Lease cancellations (a)                       28             -           -             -            28
   Leasehold improvements,
      furniture and equipment (b)                16             -         (16)            -             -
                                              -----        ------      ------         -----          ----
                                                 77           (33)        (16)            -            28
                                              -----        ------      ------         -----          ----
                                              $ 353        $ (260)     $  (16)        $ (29)         $ 48
                                              =====        ======      ======         =====          ====

Balance Sheet Breakout:
   Other current liabilities (a)              $ 337        $ (260)     $    -         $ (29)         $ 48
   Fixed asset reserves (b)                      16             -         (16)            -             -
                                              -----        ------      ------         -----          ----
                                              $ 353        $ (260)     $  (16)        $ (29)         $ 48
                                              =====        ======      ======         =====          ====

(a)   Amounts represent primarily cash charges.
(b)   Amounts represent primarily non-cash charges.

Utilization of the fourth quarter 2001 restructuring reserves during the nine months ended September 29, 2002 is summarized below:

                                                                        Utilized
                                                           ----------------------------------
Fourth Quarter 2001                          Balance                                               Balance
Restructuring Actions                        12/31/01        Cash      Non-Cash     Reversals      9/29/02
----------------------                       --------      --------    --------     ---------      -------
                                                                    (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $ 1,503      $ (1,454)    $    -        $ (29)         $ 20
                                              -------      --------     ------        -----          ----

Europe Reorganization:
   Severance and benefits (a)                     591          (591)         -            -             -
   Lease cancellations (a)                      1,698        (1,670)         -            -            28
   Leasehold improvements, furniture and
      equipment (b)                               983             -       (983)           -             -
                                              -------      --------     ------        -----          ----
                                                3,272        (2,261)      (983)           -            28
                                              -------      --------     ------        -----          ----
                                              $ 4,775      $ (3,715)    $ (983)       $ (29)         $ 48
                                              =======      ========     ======        =====          ====

Balance Sheet Breakout:
   Other current liabilities (a)              $ 3,792      $ (3,715)    $    -        $ (29)         $ 48
   Fixed asset reserves (b)                       983             -       (983)           -             -
                                              -------      --------     ------        -----          ----
                                              $ 4,775      $ (3,715)    $ (983)       $ (29)         $ 48
                                              =======      ========     ======        =====          ====

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

Remaining 1999 restructuring reserves in the amount of $1.4 million were included in the Company’s balance sheet as of September 29, 2002 in other current liabilities. There was no utilization of the reserves during the third quarter of 2002. Utilization of 1999 restructuring reserves during the nine months ended September 29, 2002 is summarized below:

                                                                        Utilized
                                                            ---------------------------------
                                              Balance                                              Balance
     1999 Restructuring Actions               12/31/01      Cash       Non-Cash     Reversals      9/29/02
  ---------------------------------           --------      ----       --------     ---------      -------
                                                                    (In thousands)
  France/Scotland Consolidation:
     Contract obligations (a)(b)              $ 1,414       $  -         $ -         $      -      $ 1,414
                                              -------       ----         ---         --------      -------

  Manufacturing Cessation -
     Avranches, France:
     Other commitments (a)                         16         (3)          -                -           13
     Contract obligations (a)                   1,581          -           -           (1,581)           -
                                              -------       ----         ---         --------      -------
                                                1,597         (3)          -           (1,581)          13
                                              -------       ----         ---         --------      -------
                                              $ 3,011       $ (3)        $ -         $ (1,581)     $ 1,427
                                              =======       ====         ===         ========      =======

  Balance Sheet Breakout:
     Other current liabilities (a)            $ 3,011       $ (3)        $ -         $ (1,581)     $ 1,427
                                              =======       ====         ===         ========      =======

  (a)   Amounts represent primarily cash charges.
  (b)   Amounts relate to commitments associated with manufacturing of floppy drives.

(5)          Commitments and Contingencies

Litigation

Except as set forth below, in management’s opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s financial position or results of operations, except that, as indicated below, the settlement of, or adverse judgment with respect to, certain of these lawsuits could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs or is implemented.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, on March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL (“AMM”) in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM’s production and sale of the Swap 100MB disk, a cartridge that AMM claims can be used with certain of the Company’s Zip drives. The complaint requests monetary damages and other relief against further infringement by AMM. On May 10, 2001, the Company filed a motion for a preliminary injunction against AMM, which was granted on July 24, 2001, thus restraining AMM from further manufacturing or commercialization of the Swap 100MB disk. In August 2001, AMM appealed against the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, while continuing its appeal. On October 31, 2001, the Paris Appeals Court denied AMM’s appeal and ruled that the injunction shall remain in effect while the underlying infringement case continues on the merits. The Company intends to vigorously pursue these claims and to continue the protection of the Company’s intellectual property.

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, Nomai is currently engaged in several litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A. in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999.

On February 18, 2000, the bankruptcy trustee for RPS Media, S.A. filed a complaint against Nomai. The trustee claimed that Nomai has not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS Media, S.A. in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately $15,400) until Nomai invests FF 48 million (approximately $7.4 million) and hires 100 people. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of the trustee. On February 16, 2001, the trustee filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately $15,400) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately $7,700) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai filed a notice of appeal of the Toulouse Court of Appeals ruling to the French Cour de Cassation on June 10, 2002. The trustee has not yet acted to enforce the daily penalty and it is therefore not yet accumulating, although this could be enforced in the future and could be made retroactive back to December 2001. Meanwhile, on October 11, 2002, the commercial court of Albi (Tribunal de Commerce of Albi) issued a ruling in connection with the prior complaint by the bankruptcy trustee for RPS Media, finding that Iomega Corporation, Iomega International and AMM are liable in connection with Nomai’s failure to make investments in Albi. The Tribunal de Commerce assessed damages of 8.5 million Euros (approximately $8.6 million). This ruling is subject to appeal to the Toulouse Court of Appeals and Iomega is pursuing an appeal. The judgment will not be stayed by the appeal, however, the plaintiffs have not taken any action to enforce the judgment and the parties are engaged in settlement discussions. If the parties are unable to reach a reasonable settlement, the Company intends to vigorously pursue the appeal.

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation, before the Tribunal de Commerce of Albi, claiming that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $ 19.9 million). This case was subsequently consolidated with the case by the AMM trustee mentioned immediately above. On October 11, 2002, the Tribunal de Commerce of Albi issued a ruling that Iomega International and Iomega Corporation are liable to AMM in the amount of 1.9 million Euros (approximately $1.9 million). This amount is in addition to the 8.5 million Euro amount discussed in the foregoing paragraph. This ruling is subject to appeal to the Toulouse Court of Appeals and the Company is pursuing an appeal. The judgment will not be stayed by the appeal, however, the plaintiffs have not taken any action to enforce the judgment. The Company intends to vigorously pursue the appeal.

Although the Company does not expect the Nomai/AMM litigation described above to have a material adverse effect on the Company’s ongoing business, results of operations or financial condition, enforcement of the adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs (or is implemented).

(6)         Penang Manufacturing Subsidiary Sales Agreement

During the third quarter of 2002, the Company entered into a definitive agreement to sell all of the stock of Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”) to Venture Corporation Limited (“Venture”), an unaffiliated third party. This transaction closed on November 1, 2002 at which time Venture made a cash payment to Iomega of $10.2 million for the Penang Manufacturing Subsidiary. The value of the Penang Manufacturing Subsidiary was based on the estimated net asset value on November 1, 2002. The final amount of the payment is subject to change based on a post-closing balance sheet audit.

At the closing, Iomega also entered into a five-year manufacturing services agreement with Venture and Iomega’s former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other products. Under the manufacturing services agreement, Venture will manufacture Zip drives and other products for Iomega utilizing the Penang Manufacturing Subsidiary’s operations and employee workforce.

As a result of the sales agreement entered into during the third quarter of 2002, the Company determined under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that the net assets owned by the Penang Manufacturing Subsidiary were impaired, as the sales price was below the carrying value of the net assets on the Penang Manufacturing Subsidiary’s books. During the third quarter of 2002, the Company recorded impairment charges of $10.7 million, (reported in cost of sales in the accompanying condensed consolidated statements of operations and reflected in the table below) for the impairment of the Penang Manufacturing Subsidiary’s net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory are attributable to the Zip product line.

In addition to the $10.7 million of impairment charges, as a result of this divestiture, the Company also recorded a U.S. tax liability of $39.6 million relating to past foreign earnings that will no longer be considered to be permanently invested abroad. This additional tax liability was partially offset by a reduction in the Company’s tax valuation allowance of $12.8 million for net deferred tax assets, resulting in an increase in the net tax provision of $26.8 million. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to repatriate these foreign earnings to the United States.

The major groups of assets and liabilities of Iomega Malaysia (which were considered to be held for sale as of September 29, 2002) included in the accompanying condensed consolidated balance sheets are as follows:

                                                                            September 29,          December 31,
                                                                                 2002                  2001
                                                                            -------------          ------------
                                                                                       (In thousands)
       Assets held for sale:
       Current assets:
          Restricted cash                                                      $    171              $      -
          Inventories                                                             3,792                10,445
          Other current assets                                                      141                   179
                                                                               --------              --------
             Total current assets held for sale                                $  4,104              $ 10,624
                                                                               ========              ========
       Non-current assets:
          Net property, plant and equipment                                    $ 16,426              $ 31,221
                                                                               ========              ========

       Current liabilities held for sale:
          Accounts payable                                                     $ 11,875              $ 27,007
          Other current liabilities                                               2,763                 2,677
                                                                               --------              --------
             Total current liabilities held for sale                           $ 14,638              $ 29,684
                                                                               ========              ========

(7)         Other Matters

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

As a result of the implementation of SFAS 142, the Company did not record goodwill amortization expense in the third quarter of 2002, whereas the Company had recorded pre-tax goodwill amortization expense of $0.9 million in the third quarter of 2001. Without this goodwill amortization, pro forma net loss for the third quarter of 2001 would have been $70.6 million, a decrease of $0.6 million over the reported net loss of $71.2 million and pro forma earnings per share would have been a loss of $1.31 per share, a decrease of $0.01 per share over the reported loss of $1.32 per share.

For the first nine months of 2001, the Company recorded pre-tax goodwill amortization expense of $2.8 million. Without this goodwill amortization, pro forma net loss for the first nine months of 2001 would have been $95.5 million, a decrease of $1.7 million over the reported net loss of $97.2 million and pro forma earnings per share would have been a loss of $1.77 per share, a decrease of $0.03 per share over the reported loss of $1.80 per share.

At September 29, 2002, the Company had $7.4 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets all relate to intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the quarter ended September 29, 2002, amortization expense was $0.7 million. Amortization expense for the first nine months of 2002 was $2.3 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $3 million in 2002, $2 million in 2003, $2 million in 2004, $2 million in 2005 and $0.5 million in 2006. As of September 29, 2002, the weighted average useful life of the Company’s intangible assets is approximately 4 1/4 years. At September 29, 2002, the gross value and accumulated amortization of the Company’s intangible assets were $12.9 million and $5.5 million, respectively. At December 31, 2001, the gross value and accumulated amortization of the Company’s intangible assets were $20.4 million and $10.7 million, respectively. The change in gross values of intangible assets between December 31, 2001 and September 29, 2002, resulted from $7.5 million in intellectual property that was fully amortized and removed from the books during the first quarter of 2002.

Significant Customers

During the quarter ended September 29, 2002, sales to Ingram Micro, Inc. accounted for 17.1% of consolidated sales. Ingram Micro, Inc. and Dell Computer Corporation accounted for 17.0% and 11.1% of consolidated sales, respectively, for the quarter ended September 30, 2001. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the nine months ended September 29, 2002, sales to Ingram Micro, Inc. accounted for 17.2% of consolidated sales. Ingram Micro, Inc., accounted for 15.3%, of consolidated sales for the nine months ended September 30, 2001. No other single customer accounted for more than 10% of consolidated sales for these periods.

Forward Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 5 weeks.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

At September 29, 2002, outstanding forward exchange buy/(sell) contracts, which all mature in October 2002, were as follows (rates are quoted as United States dollar per other currency unit):

                                                                         Contracted
                                                                          Forward               Spot
                                                Amount                      Rate                Rate
                                             -----------                 ----------            ------

      British Pound                             (600,000)                  0.6329              0.6316
      European Currency Unit                 (34,100,000)                  1.0230              1.0219
      Singapore Dollar                           600,000                   1.7835              1.7840
      Swiss Franc                              3,800,000                   1.4904              1.4920

The contracts are revalued at the month-end rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

IOMEGA CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

EITF 00-25 Reclassification

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”), on January 1, 2002. EITF 00-25 concluded that under specific circumstances, certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling prices of the vendor’s products and therefore, should be characterized as a reduction of sales when recognized in the vendor’s income statement. Reclassification of prior period financial statements is required if practical. The adoption of this pronouncement resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $0.2 million for the third quarter of 2001 and $1.7 million for the first nine months of 2001. The adoption of EITF 00-25 had no impact on operating income, PPM, net income or earnings per share.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: revenue recognition, price protection and volume rebate reserves, marketing programs, allowance for doubtful accounts, inventory valuation, fixed asset and intangible impairment, litigation accruals, warranty costs and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

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

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip, CD-RW, Jaz, PocketZip and Other (Jaz, PocketZip and some of the Other products have been discontinued, see below for more information). The Zip segment involves the development, manufacture, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors, resellers and Original Equipment Manufacturers (“OEMs”) throughout the world. The Company’s CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The CD-RW segment also includes the sales of Hotburn software which is bundled with CD-RW drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The “Other” segment includes: Peerless drive systems; FotoShow digital image centers (previously shown in the third quarter and the first nine months of 2001 as a part of the Zip segment); sourced products such as portable and desktop Hard Disk Drives (“HDD”), which began shipping during the second quarter of 2002, network attached storage (“NAS”), Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards; Iomega software products such as Lifeworks and Iomega Automatic Backup software; and other miscellaneous items.

During 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the “Other” category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. During 2002, the Company plans to continue to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes (all 2001 Zip and Other segment amounts have been reclassified to show the current classification of FotoShow in Other). The information for the third quarter and first nine months of 2001 have been reclassified to show the effects of EITF 00-25, which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $0.2 million and $1.7 million for the third quarter of 2001 and the first nine months of 2001, respectively. The EITF 00-25 reclassification did not impact PPM.

Reportable Operating Segment Information:

                                                     For the Quarter Ended                For the Nine Months Ended
                                                  ----------------------------          -----------------------------
                                                  Sept. 29,          Sept. 30,          Sept. 29,           Sept. 30,
                                                    2002               2001                2002                2001
                                                  ---------          ---------          ---------           ---------
                                                         (In thousands)                         (In thousands)
Sales:
   Zip                                            $ 110,726          $ 142,673          $ 368,073           $ 489,181
   CD-RW                                             14,203             17,607             57,077              79,914
   Jaz                                                2,621             13,647             11,733              53,431
   PocketZip                                            423              2,063                335               5,645
   Other                                              8,443              5,975             23,303              14,493
                                                  ---------          ---------          ---------           ---------
      Total sales                                 $ 136,416          $ 181,965          $ 460,521           $ 642,664
                                                  =========          =========          =========           =========

PPM (Product Loss) Before Charges/Reversals:
   Zip                                            $  42,007          $  34,472          $ 139,803           $ 124,566
   CD-RW                                             (2,980)            (9,556)            (4,017)            (26,466)
   Jaz                                                1,237              3,490              4,188              15,655
   PocketZip                                            497             (1,692)               819             (14,843)
   Other                                             (1,940)           (11,450)            (9,434)            (25,885)
                                                  ---------          ---------          ---------           ---------
      Total PPM                                      38,821             15,264            131,359              73,027

Common Operating Expenses
   Without (Charges)/Reversals
   Allocated to PPM:
   General corporate expenses                       (22,481)           (24,372)           (74,414)            (86,377)
   Non-restructuring and impairment
      charges                                       (10,681)           (31,133)           (10,681)            (77,119)
   Restructuring (charges) reversals                    217            (33,266)             2,398             (34,352)
   Interest and other income, net                     1,397              3,203              2,978              12,532
                                                  ---------          ---------          ---------           ---------
      Income (loss) before
         income taxes                             $   7,273          $ (70,304)         $  51,640           $(112,289)
                                                  =========          =========          =========           =========

                                                     For the Quarter Ended                For the Nine Months Ended
                                                  ----------------------------          -----------------------------
                                                  Sept. 29,          Sept. 30,          Sept. 29,           Sept. 30,
                                                     2002               2001              2002                2001
                                                  -----------        ---------          ---------           ---------
                                                          (In thousands)                        (In thousands)
Non-Restructuring and Impairment Charges:
   Zip                                            $ (10,581)         $  (7,553)         $ (10,581)          $ (12,021)
   CD-RW                                                  -             (7,466)                 -             (17,443)
   Jaz                                                 (100)                -                (100)                  -
   PocketZip                                              -             (3,643)                 -             (21,569)
   Other                                                  -             (7,853)                 -             (20,418)
   Common                                                 -             (4,618)                 -              (5,668)
                                                  ---------          ---------          ---------           ---------
                                                  $ (10,681)         $ (31,133)         $ (10,681)          $ (77,119)
                                                  =========          =========          =========           =========

Restructuring (Charges)/Reversals:
   CD-RW                                          $       -          $  (1,347)         $       -           $  (1,347)
   Common                                               217            (31,919)             2,398             (33,005)
                                                  ---------          ---------          ---------           ---------
                                                  $     217          $ (33,266)         $   2,398           $ (34,352)
                                                  =========          =========          =========           =========

PPM (Product Loss) After Charges/Reversals:
   Zip                                            $  31,426          $  26,919          $ 129,222           $ 112,545
   CD-RW                                             (2,980)           (18,369)            (4,017)            (45,256)
   Jaz                                                1,137              3,490              4,088              15,655
   PocketZip                                            497             (5,335)               819             (36,412)
   Other                                             (1,940)           (19,303)            (9,434)            (46,303)
                                                  ---------          ---------          ---------           ---------
      Total PPM (Product Loss)                       28,140            (12,598)           120,678                 229

Common Operating Expenses With
(Charges)/Reversals Allocated to
   PPM (Product Loss):
   General corporate expenses                       (22,481)           (24,372)           (74,414)            (86,377)
   Non-restructuring charges                              -             (4,618)                 -              (5,668)
   Restructuring (charges) reversals                    217            (31,919)             2,398             (33,005)
   Interest and other income, net                     1,397              3,203              2,978              12,532
                                                  ---------          ---------          ---------           ---------
      Income (loss) before
        income taxes                              $   7,273          $(70,304)          $  51,640           $(112,289)
                                                  =========          =========          =========           =========

                                                     For the Quarter Ended                For the Nine Months Ended
                                                  ----------------------------          -----------------------------
                                                  Sept. 29,          Sept. 30,          Sept. 29,           Sept. 30,
                                                   2002                2001               2002                 2001
                                                  ---------          ---------          ---------           ---------
                                                         (In thousands)                         (In thousands)
Drive units:
   Zip                                              1,015              1,280              3,100               4,134
   CD-RW                                              128                147                461                 561
   Jaz                                                  -                 24                  2                  93
   PocketZip                                            -                 41                 12                  88
   Other (Peerless, HDD, NAS)                          29                 19                 72                  30

Disk units:
   Zip                                              6,789              6,678             22,150              27,031
   Jaz                                                 34                104                160                 467
   PocketZip                                           11                 57                 38                 213
   Other (Peerless)                                    13                 18                 56                  32

Seasonality

The Company’s Zip products are targeted primarily to the personal computer, OEM, enterprise and business professional markets. The Company’s CD-RW products are targeted to the retail consumer and enterprise markets. The Company’s HDD line of portable and desktop hard drives are targeted primarily to the retail consumer and enterprise markets. The Company’s NAS products are targeted primarily to the small office/home office, medium size businesses and work groups of enterprise markets. Management believes the markets for the Company’s products are generally seasonal. In the past, a higher proportion of total sales typically occurred in the first and fourth quarters, with the second and third quarters typically being the weakest quarters. There can be no assurance that this historic pattern will continue and moreover this pattern could be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Results of Operations

The Company reported a net loss of $25.7 million, or ($0.50) per share, for the quarter ended September 29, 2002. This net loss included charges relating to the Company’s agreement to sell all of the stock of Iomega Malaysia Sdn. Bhd. (“Penang Manufacturing Subsidiary”) to Venture Corporation Limited, consisting of $10.7 million in impairment charges and an additional $39.6 million in tax provisions partially offset by a $12.8 million decrease in the valuation allowance for net deferred tax assets and a $0.2 million reversal of pre-tax restructuring charges. This compares to a third quarter 2001 net loss of $71.2 million, or $1.32 per diluted share. The third quarter 2001 net loss included pre-tax restructuring charges of $33.3 million, pre-tax non-restructuring charges of $31.1 million and an income tax charge of $28.7 million relating to an increase in the valuation allowance for net deferred tax assets.

For the nine months ended September 29, 2002, the Company reported net income of $16.9 million, or $0.33 per diluted share. This net income included charges relating to the Company’s agreement to sell its Penang Manufacturing Subsidiary, consisting of $10.7 million in impairment charges and an additional $39.6 million in tax provisions. These charges were partly offset by a $29.3 million decrease in the Company’s valuation allowance for net deferred tax assets and a $2.4 million reversal of pre-tax restructuring charges. This compares to a net loss for the nine months ended September 30, 2001 of $97.2 million, or ($1.80) per share. The net loss for the nine months ended September 30, 2001 included pre-tax non-restructuring totaling $77.1 million, pre-tax restructuring charges of $34.4 million and income tax charges of $29.1 million relating to increases in the valuation allowance for net deferred tax assets.

Penang Manufacturing Subsidiary Impairment Charges

During the third quarter of 2002, the Company entered into a definitive agreement to sell all of the stock of Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”) to Venture Corporation Limited (“Venture”), an unaffiliated third party. This transaction closed on November 1, 2002 at which time Venture made a cash payment to Iomega of $10.2 million for the Penang Manufacturing Subsidiary. The value of the Penang Manufacturing Subsidiary was based on the estimated net asset value on November 1, 2002. The final amount of the payment is subject to change based on a post-closing balance sheet audit.

At the closing, Iomega also entered into a five-year manufacturing services agreement with Venture and Iomega’s former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other products. Under the manufacturing services agreement, Venture will manufacture Zip drives and other products for Iomega utilizing the Penang Manufacturing Subsidiary’s operations and employee workforce.

As a result of the sales agreement entered into during the third quarter of 2002, the Company determined under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that the net assets owned by the Penang Manufacturing Subsidiary were impaired, as the sales price was below the carrying value of the net assets on the Penang Manufacturing Subsidiary’s books. During the third quarter of 2002, the Company recorded impairment charges of $10.7 million, (reported in cost of sales in the condensed consolidated statements of operations and reflected in the table below) for the impairment of the Penang Manufacturing Subsidiary’s net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory are attributable to the Zip product line.

In addition to the $10.7 million of impairment charges, as a result of this divestiture, the Company also recorded a U.S. tax liability of $39.6 million relating to past foreign earnings that will no longer be considered to be permanently invested abroad. This additional tax liability was partially offset by a reduction in the Company’s tax valuation allowance of $12.8 million for net deferred tax assets, resulting in an increase in the net tax provision of $26.8 million. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to repatriate these foreign earnings to the United States.

The major groups of assets and liabilities of Iomega Malaysia (which were considered to be held for sale as of September 29, 2002) included in the condensed consolidated balance sheets are as follows:

                                                                            September 29,          December 31,
                                                                                 2002                  2001
                                                                            -------------          ------------
                                                                                       (In thousands)
       Assets held for sale:
       Current assets:
          Restricted cash                                                      $    171              $      -
          Inventories                                                             3,792                10,445
          Other current assets                                                      141                   179
                                                                               --------              --------
             Total current assets held for sale                                $  4,104              $ 10,624
                                                                               ========              ========
       Non-current assets:
          Net property, plant and equipment                                    $ 16,426              $ 31,221
                                                                               ========              ========

       Current liabilities held for sale:
          Accounts payable                                                     $ 11,875              $ 27,007
          Other current liabilities                                               2,763                 2,677
                                                                               --------              --------
             Total current liabilities held for sale                           $ 14,638              $ 29,684
                                                                               ========              ========

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
                                                                          ------
                                                                            25.2
       Marketing assets and commitments                                      4.0                SG&A
       Excess information technology assets                                  1.3                SG&A
       Other charges                                                         0.6                SG&A
                                                                          ------
                                                                          $ 31.1
                                                                          ======

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

2001 Non-Restructuring Charges

Third Quarter 2001

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

During the third quarter of 2001, due to decreasing sales volumes, the Company entered into a settlement agreement to terminate a third party manufacturer of Zip disk products and consolidate this production into the Company’s manufacturing facility in Penang, Malaysia. As a result, during the third quarter of 2001, the Company recorded contract cancellation costs of $4.8 million. In addition, due to declining volumes, the Company recorded write-downs of related manufacturing equipment and miscellaneous supplier commitments amounting to $2.7 million.

During the third quarter of 2001, sales prices for CD-RW products fell short of the Company’s expectations for the quarter, causing the Company to further lower future sale expectations and sales prices. Also, higher per unit overhead costs associated with the lower volumes, as well as supplier claims being higher than projected in the second quarter necessitated additional inventory reserves. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $7.2 million to cover inventory in the channel as well as inventory on hand and loss accruals of $0.3 million for contract cancellation costs.

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

During the third quarter of 2001, sales volumes for the FotoShow digital viewer fell short of the Company’s expectations for the quarter, causing the Company to further lower future volume and sales price expectations. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.8 million primarily for inventory on hand.

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

Restructuring Charges/Reversals

During 2001, the Company recorded approximately $39.0 million in net pre-tax restructuring charges. These charges were comprised of approximately $1.1 million related to restructuring actions initiated during the second quarter of 2001, $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001 and $4.8 million related to restructuring actions initiated during the fourth quarter of 2001. These restructuring charges consisted of cash and non-cash charges of approximately $28 million and $11 million, respectively.

During the third quarter of 2002, $0.2 million of severance and benefits reserves associated with the third quarter 2001 restructuring actions were reversed. During the second quarter of 2002, $0.6 million of fixed asset reserves associated with the third quarter 2001 restructuring actions were reversed and $1.6 million of contract obligations associated with the 1999 restructuring actions were reversed. The second quarter 2001 restructuring actions were completed at March 31, 2002. The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of September 29, 2002.

2001 Restructuring Actions

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination of employment until the fourth quarter of 2001. During the second quarter of 2002, $0.6 million of furniture reserves associated with the consolidation of the Company’s North America facilities were reversed as a result of the furniture being utilized in another facility. During the third quarter of 2002, $0.2 million of severance and benefits reserves were reversed as a result of outplacement services not being utilized as estimated.

Of the $33.3 million in total third quarter 2001 restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia.

The North America restructuring activities consisted of outsourcing the Company’s distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at the Company’s North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter of 2001, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. In compliance with the WARN Act, affected employees were given pay in lieu of a 60-day advance notice. Pay in lieu of notice was paid on a continuous basis for a 60-day notice period and separation payments were paid in lump sum at the end of the 60-day period or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time and included health insurance continuance payments. This workforce reduction resulted in charges of $12.7 million for severance and benefit costs. The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs. Lease termination costs are being paid on their regular monthly rent payment schedule.

The Asia Pacific restructuring activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter of 2001, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and benefit costs. The Asia Pacific restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

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

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter of 2001, 28 individuals continued to work on a transition basis through June 30, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and benefit costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

As of September 29, 2002, the Company had terminated the employment of all affected employees, except for one employee offered a retention package through the first quarter of 2003 and vacated all facilities in connection with the third quarter 2001 restructuring actions. The remaining severance and benefits are expected to be paid in 2003 for the one remaining employee. During the third quarter of 2002, $0.2 million of severance related charges were reversed due to outplacement services not being utilized as estimated. The information technology assets and furniture included in the restructuring activities have not been utilized since early in the fourth quarter of 2001 and are expected to be completely disposed during the fourth quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The third quarter 2001 restructuring charges originally totaled $33.3 million. Third quarter 2001 restructuring reserves in the amount of $3.7 million and $0.9 million were included in the Company’s other current liabilities and fixed asset reserves, respectively, as of September 29, 2002. Utilization of the third quarter 2001 restructuring reserves during the quarter ended September 29, 2002 is summarized below:

                                                                      Utilized
                                                           ----------------------------------
Third Quarter 2001                            Balance                                              Balance
Restructuring Actions                         6/30/02       Cash       Non-Cash     Reversals      9/29/02
----------------------                        -------      ------      -------      ---------      -------
                                                                    (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $   216      $   (1)     $     -       $ (115)       $   100
   Lease cancellations (a)                      4,192        (637)           -            -          3,555
   Leasehold improvements and
      furniture (b)                               841           -          (75)           -            766
   Information technology assets (b)               55           -            -            -             55
                                              -------      ------      -------       ------        -------
                                                5,304        (638)         (75)        (115)         4,476
                                              -------      ------      -------       ------        -------

Asia Pacific Reorganization:
   Severance and benefits (a)                      58           -            -          (58)             -
   Lease cancellations (a)                         15           -            -          (15)             -
                                              -------      ------      -------       ------        -------
                                                   73           -            -          (73)             -
                                              -------      ------      -------       ------        -------

Europe Reorganization:
   Severance and benefits (a)                      54         (36)           -            -             18
   Lease cancellations (a)                        116        (114)           -            -              2
   Leasehold improvements and
      furniture (b)                               132           -          (26)           -            106
                                              -------      ------      -------       ------        -------
                                                  302        (150)         (26)           -            126
                                              -------      ------      -------       ------        -------
                                              $ 5,679      $ (788)     $  (101)      $ (188)       $ 4,602
                                              =======      ======      =======       ======        =======

Balance Sheet Breakout:
   Other current liabilities (a)              $ 4,651      $ (788)     $     -       $ (188)       $ 3,675
   Fixed asset reserves (b)                     1,028           -         (101)           -            927
                                              -------      ------      -------       ------        -------
                                              $ 5,679      $ (788)     $  (101)      $ (188)       $ 4,602
                                              =======      ======      =======       ======        =======

(a)   Amounts represent primarily cash charges.
(b)   Amounts represent primarily non-cash charges.

Utilization of the third quarter 2001 restructuring reserves during the nine months ended September 29, 2002 is summarized below:

                                                                       Utilized
                                                         -----------------------------------
Third Quarter 2001                           Balance                                               Balance
Restructuring Actions                        12/31/01      Cash       Non-Cash     Reversals       9/29/02
----------------------                       --------    --------     --------     ---------       -------
                                                                    (In thousands)
North America Reorganization:
   Severance and benefits (a)                $  2,194    $ (1,979)    $      -       $ (115)       $   100
   Lease cancellations (a)                      5,823      (2,268)           -            -          3,555
   Leasehold improvements and
      furniture (b)                             2,102           -         (736)        (600)           766
   Information technology assets (b)            1,216           -       (1,161)           -             55
                                             --------    --------     --------       ------        -------
                                               11,335      (4,247)      (1,897)        (715)         4,476
                                             --------    --------     --------       ------        -------

Asia Pacific Reorganization:
   Severance and benefits (a)                      82         (24)           -          (58)             -
   Lease cancellations (a)                         68         (53)           -          (15)             -
                                             --------    --------     --------       ------        -------
                                                  150         (77)           -          (73)             -
                                             --------    --------     --------       ------        -------

Europe Reorganization:
   Severance and benefits (a)                     332        (314)           -            -             18
   Lease cancellations (a)                        390        (388)           -            -              2
   Leasehold improvements and
      furniture (b)                               235           -         (129)           -            106
   Information technology assets (b)               26           -          (26)           -              -
                                             --------    --------     --------       ------        -------
                                                  983        (702)        (155)           -            126
                                             --------    --------     --------       ------        -------
                                             $ 12,468    $ (5,026)    $ (2,052)      $ (788)       $ 4,602
                                             ========    ========     ========       ======        =======

Balance Sheet Breakout:
   Other current liabilities (a)             $  8,889      (5,026)           -         (188)       $ 3,675
   Fixed asset reserves (b)                     3,579           -       (2,052)        (600)           927
                                             --------    --------     --------       ------        -------
                                             $ 12,468    $ (5,026)    $ (2,052)      $ (788)       $ 4,602
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

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002, when the outsourcing project was substantially completed. Two individuals worked into the third quarter. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease was vacated in the second quarter of 2002. In addition, leasehold improvements, furniture and equipment were disposed of in the third quarter of 2002.

At September 29, 2002, the Company had terminated the employment of all affected employees. All severance payments have been made. Benefit reserves remain for those employees terminated during the second and third quarters. Leasehold improvements, furniture and equipment were disposed of during the third quarter of 2002. As previously disclosed, lease payments are being made on a continuous monthly basis.

The fourth quarter 2001 restructuring charges originally totaled $4.8 million. Remaining reserves of less than $0.1 million are included in the Company’s other current liabilities as of September 29, 2002. Utilization of the fourth quarter 2001 restructuring reserves during the quarter ended September 29, 2002 is summarized below:

                                                                        Utilized
                                                           ----------------------------------
Fourth Quarter 2001                          Balance                                               Balance
Restructuring Actions                        6/30/02        Cash      Non-Cash      Reversals      9/29/02
----------------------                       -------       ------     --------      ---------      -------
                                                                   (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $ 276        $ (227)     $    -         $ (29)         $ 20
                                              -----        ------      ------         -----          ----

Europe Reorganization:
   Severance and benefits (a)                    33           (33)          -             -             -
   Lease cancellations (a)                       28             -           -             -            28
   Leasehold improvements,
      furniture and equipment (b)                16             -         (16)            -             -
                                              -----        ------      ------         -----          ----
                                                 77           (33)        (16)            -            28
                                              -----        ------      ------         -----          ----
                                              $ 353        $ (260)     $  (16)        $ (29)         $ 48
                                              =====        ======      ======         =====          ====

Balance Sheet Breakout:
   Other current liabilities (a)              $ 337        $ (260)     $    -         $ (29)         $ 48
   Fixed asset reserves (b)                      16             -         (16)            -             -
                                              -----        ------      ------         -----          ----
                                              $ 353        $ (260)     $  (16)        $ (29)         $ 48
                                              =====        ======      ======         =====          ====

(a)   Amounts represent primarily cash charges.
(b)   Amounts represent primarily non-cash charges.

Utilization of the fourth quarter 2001 restructuring reserves during the nine months ended September 29, 2002 is summarized below:

                                                                        Utilized
                                                           ----------------------------------
Fourth Quarter 2001                          Balance                                               Balance
Restructuring Actions                        12/31/01        Cash      Non-Cash     Reversals      9/29/02
----------------------                       --------      --------    --------     ---------      -------
                                                                    (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $ 1,503      $ (1,454)    $    -        $ (29)         $ 20
                                              -------      --------     ------        -----          ----

Europe Reorganization:
   Severance and benefits (a)                     591          (591)         -            -             -
   Lease cancellations (a)                      1,698        (1,670)         -            -            28
   Leasehold improvements, furniture and
      equipment (b)                               983             -       (983)           -             -
                                              -------      --------     ------        -----          ----
                                                3,272        (2,261)      (983)           -            28
                                              -------      --------     ------        -----          ----
                                              $ 4,775      $ (3,715)    $ (983)       $ (29)         $ 48
                                              =======      ========     ======        =====          ====

Balance Sheet Breakout:
   Other current liabilities (a)              $ 3,792      $ (3,715)    $    -        $ (29)         $ 48
   Fixed asset reserves (b)                       983             -       (983)           -             -
                                              -------      --------     ------        -----          ----
                                              $ 4,775      $ (3,715)    $ (983)       $ (29)         $ 48
                                              =======      ========     ======        =====          ====

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

Remaining 1999 restructuring reserves in the amount of $1.4 million were included in the Company’s balance sheet as of September 29, 2002 in other current liabilities. There was no utilization of the reserves during the third quarter of 2002. Utilization of 1999 restructuring reserves during the nine months ended September 29, 2002 is summarized below:

                                                                        Utilized
                                                            ---------------------------------
                                              Balance                                              Balance
     1999 Restructuring Actions               12/31/01      Cash       Non-Cash     Reversals      9/29/02
  ---------------------------------           --------      ----       --------     ---------      -------
                                                                    (In thousands)
  France/Scotland Consolidation:
     Contract obligations (a)(b)              $ 1,414       $  -         $ -         $      -      $ 1,414
                                              -------       ----         ---         --------      -------

  Manufacturing Cessation -
     Avranches, France:
     Other commitments (a)                         16         (3)          -                -           13
     Contract obligations (a)                   1,581          -           -           (1,581)           -
                                              -------       ----         ---         --------      -------
                                                1,597         (3)          -           (1,581)          13
                                              -------       ----         ---         --------      -------
                                              $ 3,011       $ (3)        $ -         $ (1,581)     $ 1,427
                                              =======       ====         ===         ========      =======

  Balance Sheet Breakout:
     Other current liabilities (a)            $ 3,011       $ (3)        $ -         $ (1,581)     $ 1,427
                                              =======       ====         ===         ========      =======

  (a)   Amounts represent primarily cash charges.
  (b)   Amounts relate to commitments associated with manufacturing of floppy drives.

Sales

Sales for the quarter ended September 29, 2002 of $136.4 million decreased $45.6 million, or 25.0%, when compared to sales of $182.0 million for the quarter ended September 30, 2001. This decrease was primarily a result of lower Zip drive and disk sales and to a lesser extent, lower Jaz and CD-RW product sales.

Zip product sales for the third quarter of 2002 totaled $110.7 million, representing a decrease of $32.0 million, or 22.4%, compared to sales of $142.7 million for the third quarter of 2001. Sales of Zip products represented 81.2% of total sales for the third quarter of 2002, compared to 78.4% for the third quarter of 2001. Zip drive sales of $67.7 million for the third quarter of 2002 decreased by $24.3 million, or 26.4%, while Zip drive units decreased by 20.7% from the third quarter of 2001. Zip drive sales decreased more than Zip drive units primarily due to price reductions on Zip 100MB and Zip 250MB drives and price protection recorded as a result of pricing actions on those two products following the introduction of the Zip 750MB drive, partially offset by lower rebates and discounts. Zip OEM drive units accounted for approximately 56% of total Zip drive units in both the third quarters of 2002 and 2001. Zip disk sales of $43.0 million for the third quarter of 2002 decreased by $7.6 million, or 15.1%, while Zip disk units increased by 1.7% from the third quarter of 2001. Zip disk units increased while Zip disk sales decreased primarily due to price reductions on Zip 100MB and Zip 250MB disks and price protection recorded as a result of pricing actions on those two products following the introduction of Zip 750MB disks, partially offset by lower rebates and discounts. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the third quarter of 2001, the decrease in Zip product sales resulted primarily from lower drive and disk prices of approximately $17 million and lower drive unit volumes (net of product mix) of approximately $15 million.

CD-RW product sales for the third quarter of 2002 totaled $14.2 million, representing a decrease of $3.4 million, or 19.3%, compared to sales of $17.6 million for the third quarter of 2001. Sales of CD-RW products represented 10.4% of total sales for the third quarter of 2002, compared to 9.7% for the third quarter of 2001. CD-RW units decreased 12.9% compared to the third quarter of 2001. The decrease in CD-RW sales was attributable to the continued contraction of the overall external CD-RW market which management believes is resulting from more personal computers being purchased with built in CD-RW drives and the end users’ preference for less expensive aftermarket internal drives. Both of these factors have created a downward pressure on prices. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the third quarter of 2001, lower units (net of product mix) of approximately $2 million and pricing actions of approximately $1 million taken to meet competitive pressures accounted for the decrease in CD-RW sales.

Jaz product sales for the third quarter of 2002 totaled $2.6 million, representing a decrease of $11.0 million, or 80.8%, compared to sales of $13.6 million for the third quarter of 2001. Sales of Jaz products represented 1.9% of total sales for the third quarter of 2002, compared to 7.5% for the third quarter of 2001. Jaz drive and disk units decreased by 100.0% and 67.3%, respectively, when compared to the third quarter of 2001. The lower volumes resulted from the Company’s decision in late 2001 to discontinue the Jaz drive.

PocketZip product sales of $0.4 million for the third quarter of 2002 decreased $1.6 million, compared to the third quarter of 2001 due to the Company’s decision in late 2001 to discontinue the PocketZip product line.

Other product sales for the third quarter of 2002 totaled $8.4 million, representing an increase of $2.4 million, compared to Other product sales of $6.0 million for the third quarter of 2001. The increase in Other product sales resulted primarily from NAS sales of $2.0 million (the Company has deferred another $1.6 million in NAS shipments under the Company’s revenue recognition policies) and from higher external hard drive product sales which increased by $1.3 million. The external hard drive product sales increase was comprised of $4.0 million of the HDD line of portable and desktop hard drive sales which began shipping during the second quarter of 2002, partially offset by lower Peerless sales of $2.7 million. These increases were partially offset by lower CompactFlash, Microdrive, SmartMedia and FotoShow sales of $1.0 million.

Geographically, sales in the Americas totaled $93.0 million, or 68.2% of total sales, in the third quarter of 2002, compared to $132.5 million, or 72.8% of total sales, in the third quarter of 2001. The decrease in sales dollars was due primarily to lower Zip sales and to a lesser extent, lower Jaz and CD-RW sales. Sales in Europe totaled $32.8 million, or 24.1% of total sales, in the third quarter of 2002, compared to $38.0 million, or 20.9% of total sales, in the third quarter of 2001. The decrease in sales dollars was due primarily to lower Zip and Jaz sales. Sales in Asia totaled $10.6 million, or 7.7% of total sales, in the third quarter of 2002, compared to $11.5 million, or 6.3% of total sales, in the third quarter of 2001. The decrease in sales dollars was due primarily to lower Zip sales.

Sales for the nine months ended September 29, 2002 of $460.5 million decreased $182.2 million, or 28.3%, when compared to sales of $642.7 million for the nine months ended September 30, 2001. This decrease was primarily a result of lower Zip drive and disk sales and to a lesser extent, lower Jaz and CD-RW product sales.

Zip product sales for the nine months ended September 29, 2002 totaled $368.1 million, representing a decrease of $121.1 million, or 24.8%, compared to sales of $489.2 million for the nine months ended September 30, 2001. Sales of Zip products represented 79.9% of total sales for the nine months ended September 29, 2002, compared to 76.1% for the nine months ended September 30, 2001. Zip drive sales of $215.6 million for the nine months ended September 29, 2002 decreased by $82.0 million, or 27.6%, while Zip drive units decreased by 25.0%, compared to the nine months ended September 30, 2001. Zip drive sales decreased more than Zip drive units primarily due to price reductions on Zip 100MB and Zip 250MB drives and price protection recorded as a result of pricing actions on those two products following the introduction of the Zip 750MB drive and a higher mix of OEM shipments, partially offset by a shift away from lower priced Zip 100MB to Zip 250MB products and lower rebates and discounts for the first nine months of 2002 compared to the first nine months of 2001. Zip OEM drive units accounted for approximately 54% of total Zip drive units for the nine months ended September 29, 2002, compared to approximately 51% for the nine months ended September 30, 2001. Zip disk sales of $152.0 million for the nine months ended September 29, 2002 decreased by $38.6 million, or 20.3%, while Zip disk units decreased by 18.1% from the nine months ended September 30, 2001. Zip disk sales decreased more than Zip disk units primarily due to lower prices on Zip 100MB and Zip 250MB disks and price protection recorded as a result of pricing actions on those two products following the introduction of Zip 750MB disks, partially offset by lower rebates and discounts. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the nine months ended September 30, 2001, lower drive and disk units (net of product mix) accounted for approximately $93 million of the decrease in Zip product sales and pricing actions accounted for approximately $28 million of the decrease in Zip product sales.

CD-RW product sales for the nine months ended September 29, 2002 totaled $57.1 million, representing a decrease of $22.8 million, or 28.6%, compared to sales of $79.9 million for the nine months ended September 30, 2001. Sales of CD-RW products represented 12.4% of total sales for both the first nine months of 2002 and 2001. CD-RW units decreased 17.8% compared to the nine months ended September 30, 2001. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the nine months ended September 30, 2001, pricing actions of approximately $12 million taken to meet competitive pressures and lower units (net of product mix) of approximately $11 million accounted for the lower CD-RW sales. The lower CD-RW units for the first nine months of 2002 resulted primarily from the Company’s decision in the second quarter of 2001 to exit the internal CD-RW drive business and from supply constraints experienced during the early part of the 2002 first quarter. The Company believes that the overall external CD-RW market will continue to contract as more personal computers are purchased with built in CD-RW drives and the end users’ preference for less expensive aftermarket internal drives. Both of these factors have created a downward pressure on prices.

Jaz product sales for the nine months ended September 29, 2002 totaled $11.7 million, representing a decrease of $41.7 million, or 78.0%, compared to sales of $53.4 million for the nine months ended September 30, 2001. Sales of Jaz products represented 2.5% of total sales for the nine months ended September 29, 2002, compared to 8.3% for the nine months ended September 30, 2001. Jaz drive and disk units decreased by 97.8% and 65.7%, respectively, when compared to the nine months ended September 30, 2001. The lower volumes resulted from the Company’s decision in late 2001 to discontinue the Jaz drive.

PocketZip product sales for the nine months ended September 29, 2002, decreased $5.3 million, compared to the nine months ended September 30, 2001 due to the Company’s decision in late 2001 to discontinue the PocketZip product line.

Other product sales for the nine months ended September 29, 2002 totaled $23.3 million, representing an increase of $8.8 million, compared to Other product sales of $14.5 million for the nine months ended September 30, 2001. The increase in Other product sales resulted primarily from increased external hard drive product sales of $10.0 million, comprised of $7.0 million of the HDD line of portable and desktop hard drive sales which began shipping during the second quarter of 2002 and higher Peerless sales of $3.0 million, which began shipping in the second quarter of 2001. NAS sales of $2.6 million (the Company has deferred another $1.6 million in NAS shipments under the Company’s revenue recognition policies) also added to the increased Other product sales. These increases were partially offset by lower FotoShow sales of $2.1 million and lower Compact Flash, Microdrive Smart Media and other sales of $1.7 million.

Geographically, sales in the Americas totaled $300.8 million, or 65.3% of total sales, in the nine months ended September 29, 2002, compared to $446.7 million, or 69.5% of total sales, in the nine months ended September 30, 2001. The decrease in sales dollars was primarily due to lower Zip sales and to a lesser extent, lower Jaz and CD-RW sales. Sales in Europe totaled $122.9 million, or 26.7% of total sales, in the nine months ended September 29, 2002, compared to $149.5 million, or 23.3% of total sales, in the nine months ended September 30, 2001. The decrease in sales dollars was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $36.8 million, or 8.0% of total sales, in the nine months ended September 29, 2002, compared to $46.5 million, or 7.2% of total sales, in the nine months ended September 30, 2001. The decrease in sales dollars was primarily due to lower Zip and Jaz sales.

Gross Margin

The Company’s overall gross margin of $46.0 million, or 33.7%, in the third quarter of 2002 compares to $32.1 million, or 17.6%, in the third quarter of 2001. The adjusted gross margin percentage in the third quarter of 2002 excluding $10.7 million of impairment charges relating to the agreement to sell the Penang Manufacturing Subsidiary was 41.6%. The adjusted gross margin percentage in the third quarter of 2001 was 31.5% excluding the non-restructuring charges of $25.2 million. The improved adjusted gross margin percentage resulted primarily from higher Zip and CD-RW gross margin percentages and a higher mix of Zip sales compared to sales of lower margin products. Zip gross margin percentage was 39.8% in the third quarter of 2002 compared to 35.5% in the third quarter of 2001. Zip gross margin percentage in the third quarter of 2002 was 49.5%, excluding $10.6 million of impairment charges resulting from the agreement to sell the Penang Manufacturing Subsidiary in the third quarter of 2002, compared to 40.8% in the third quarter 2001, excluding Zip non-restructuring charges of $7.5 million in the third quarter of 2001. This increase resulted from a continuing trend away from Zip 100MB products, a higher mix of Zip disk sales, lower material costs, lower manufacturing overhead and other cost reductions resulting from the Company’s restructuring and other actions implemented during the second half of 2001. CD-RW gross margins improved by $3.9 million excluding $7.5 million of non-restructuring CD-RW charges in the third quarter of 2001. The increase in CD-RW gross margins were due primarily to significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model.

For the nine months ended September 29, 2002, the Company’s overall gross margin was $173.5 million, or 37.7%, compared to $123.6 million, or 19.2%, for the nine months ended September 30, 2001. The adjusted gross margin percentage in the nine months ended September 29, 2002 was 40.0% excluding $10.7 million of impairment charges relating to the agreement to sell the Penang Manufacturing Subsidiary. The adjusted gross margin percentage in the nine months ended September 30, 2001 was 30.3% excluding non-restructuring charges of $70.1 million recorded in the second and third quarters of 2001. The 2001 adjusted gross margin also included $4.2 million of inventory and other reserves recorded through normal operations in the first quarter of 2001 associated with HipZip and FotoShow. The improved adjusted gross margin percentage resulted primarily from higher Zip and CD-RW gross margin percentages and a higher mix of Zip sales compared to sales of lower margin products. Zip gross margin percentage was 44.9% for the nine months ended September 29, 2002 compared to 37.3% for the nine months ended September 30, 2001. Zip gross margin percentage improved to 47.7% in the nine months ended September 29, 2002, excluding $10.6 million of impairment charges resulting from the agreement to sell the Penang Manufacturing Subsidiary, from 39.8% in the nine months ended September 30, 2001, excluding Zip non-restructuring charges of $12.0 million for first nine months of 2001. This increase resulted from a continuing trend away from Zip 100MB products, a higher mix of Zip disk sales, lower material costs, lower manufacturing overhead and other cost reductions resulting from the Company’s restructuring and other actions implemented during the second half of 2001. CD-RW gross margins improved by $16.2 million excluding $17.5 million of non-restructuring charges in the nine months ended September 30, 2001. The increase in CD-RW gross margins were due primarily to significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model.

Management believes that the adjusted gross margin percentages reported for the third quarter and the nine months ended September 29, 2002 will be difficult to achieve in future periods due to possible changes in the Zip disk and drive mix, possible slower rate of cost reductions and if the Company adds incremental non-Zip product sales, such products will likely have lower gross margins.

Future gross margin percentages will depend on a number of factors including: the mix between Zip products compared to sourced products such as CD-RW, HDD and NAS; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB, Zip 250MB and Zip 750MB drives and disks, as sales of Zip 750MB products have higher gross margins than Zip 250MB products which have higher gross margins than Zip 100MB products; sales volumes of Zip disks, which generate significantly higher gross margins than the corresponding drives; future pricing actions or promotions (including any pricing actions on Zip drives and/or disks in an attempt to stimulate demand); the strength or weakness of foreign currencies, especially the Euro; the impact of any future material cost reductions; supply or other disruptions resulting from the sale of the Penang Manufacturing Subsidiary; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); significant price competition given that CD-R and CD-RW discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes; and general economic conditions.

Business Segment PPM Before Non-Restructuring and Impairment Charges

Zip PPM for the third quarter of 2002 was $42.0 million and increased by $7.5 million, or 21.9%, compared to Zip PPM of $34.5 million for the third quarter of 2001. The increased Zip PPM resulted primarily from higher gross margins and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001. Lower goodwill amortization expense of $0.9 million in the third quarter of 2002 resulted from the implementation of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”). Zip PPM as a percentage of Zip sales increased to 37.9% for the third quarter of 2002, compared to 24.2% for the third quarter of 2001, primarily from higher gross margin percentages and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

CD-RW product loss for the third quarter of 2002 was $3.0 million and improved by $6.6 million, or 68.8%, compared to a CD-RW product loss of $9.6 million for the third quarter of 2001. The improvement in the third quarter was primarily due to higher gross margins and lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

Jaz PPM for the third quarter of 2002 was $1.2 million and decreased by $2.3 million, or 64.6%, compared to Jaz PPM of $3.5 million for the third quarter of 2001. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 47.2% for the third quarter of 2002, compared to 25.6% for the third quarter of 2001, primarily due to no lower margin drive sales in the third quarter of 2002.

PocketZip PPM of $0.5 million improved $2.2 million in the third quarter of 2002, compared to a PocketZip product loss of $1.7 million in the third quarter of 2001. The improvement resulted primarily from the Company’s decision to discontinue the PocketZip product line which eliminated most ongoing costs.

Other product loss of $1.9 million improved $9.5 million in the third quarter of 2002, compared to an Other product loss of $11.4 million in the third quarter of 2001. The decrease in Other product loss resulted primarily from the elimination of product losses on FotoShow and Peerless, partially offset by product losses and start-up costs associated with the HDD line of portable and desktop hard drives (which began shipping during the second quarter of 2002) and NAS.

General corporate expenses that were not allocated to PPM of $22.5 million in the third quarter of 2002, decreased $1.9 million, or 7.8%, compared to $24.4 million for the third quarter of 2001. The $1.9 million decrease resulted primarily from headcount and other cost reduction actions taken in the second half of 2001.

Zip PPM for the nine months ended September 29, 2002 was $139.8 million and increased by $15.2 million, or 12.2%, compared to Zip PPM of $124.6 million for the nine months ended September 30, 2001. The increased Zip PPM resulted primarily from higher gross margins and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001 and lower depreciation and amortization expenses. Lower goodwill amortization expense of $2.8 million in the first nine months of 2002 resulted from the implementation of SFAS 142. Zip PPM as a percentage of Zip sales increased to 38.0% for the nine months ended September 29, 2002, compared to 25.5% for the nine months ended September 30, 2001. This percentage increase resulted primarily from higher gross margin percentages and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

CD-RW product loss for the nine months ended September 29, 2002 was $4.0 million and improved by $22.5 million, or 84.8%, compared to a CD-RW product loss of $26.5 million for the nine months ended September 30, 2001. The lower CD-RW product loss in the nine months ended September 29, 2002 was primarily due to higher gross margins and lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

Jaz PPM for the nine months ended September 29, 2002 was $4.2 million and decreased by $11.5 million, or 73.2%, compared to Jaz PPM of $15.7 million for the nine months ended September 30, 2001. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 35.7% for the nine months ended September 29, 2002, compared to 29.3% for the nine months ended September 30, 2001, primarily from a higher mix of disk to drive sales in the nine months ended September 29, 2002.

PocketZip PPM of $0.8 million increased $15.6 million for the nine months ended September 29, 2002, compared to a PocketZip product loss of $14.8 million for the nine months ended September 30, 2001. The improved PPM resulted primarily from the Company’s decision to discontinue the PocketZip product line and the favorable settlement of certain supplier inventory claims.

Other product loss of $9.4 million was reduced by $16.5 million in the nine months ended September 29, 2002, compared to an Other product loss of $25.9 million in the nine months ended September 30, 2001. The decrease in Other product loss resulted primarily from the elimination of product losses on FotoShow and lower product losses associated with Peerless and software, resulting from start-up costs in the first nine months of 2001, partially offset by product losses and start-up costs associated with the HDD line of portable and external hard drives (which began shipping during the second quarter of 2002) and NAS.

General corporate expenses that were not allocated to PPM of $74.4 million in the nine months ended September 29, 2002, decreased $12.0 million, or 13.8%, compared to $86.4 million for the nine months ended September 30, 2001. The $12.0 million decrease was comprised primarily of $23.0 million in headcount and other cost reduction actions taken in the second half of 2001 partially offset by $4.9 million in litigation expenses and $6.1 million in bonus and profit sharing costs.

Selling, General and Administrative Expenses (Including Bad Debt)

Selling, general and administrative expenses (including bad debt) of $31.3 million for the third quarter of 2002 decreased by $28.6 million, or 47.8%, compared to $59.9 million for the third quarter of 2001. The decrease in selling, general and administrative expenses resulted primarily from cost reduction actions taken in the second half of 2001. The $28.6 million decrease was comprised of a $9.2 million decrease in marketing expenses (see discussion below), a $6.4 million decrease in depreciation due to the closure of facilities, a $5.8 million improvement in bad debt, a $5.5 million decrease in professional fees, a $1.3 million decrease in salaries, benefits and commissions and $0.4 million in other cost reductions. The $5.8 million improvement in bad debt resulted primarily from improved collections and from lower receivables during 2002 and from the recording of a specific $2.0 million reserve for collection issues with a U.S. customer in the third quarter of 2001.

Marketing accruals consist of a variety of programs including various arrangements with customers and suppliers such as marketing development funds (“MDF”), cooperative advertising and other programs. The customer takes deductions on its payments for those items that it believes the Company owes the customer associated with MDF and other programs. As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of programs increased significantly. The Company has undertaken an effort to evaluate the programs and the related processes, accruals and deductions. Based on the efforts in 2002, the Company has revised its estimate of required marketing accruals during the quarter ended September 29, 2002 and released approximately $2.7 million in marketing accruals in the United States and an additional $0.8 million in Europe, for a total of $3.5 million, that related primarily to estimates associated with prior period programs (included in the $9.2 million decrease in marketing expenditures described above). In addition, the Company revised its estimates of marketing accruals in the first and second quarters of 2002 and released $1.8 million and $2.6 million, respectively. These compare to $2.7 million of marketing accrual adjustments recorded in the first nine months of 2001 ($1.7 million, and $1.0 million in the first and second quarters of 2001, respectively). Although the Company has made significant progress in this area, it is still an ongoing project and there could be additional positive or negative adjustments to this estimate in the future.

Selling, general and administrative expenses (including bad debt) decreased as a percentage of sales to 22.9% for the third quarter of 2002, from 32.9% in the third quarter of 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined due primarily to specific restructuring actions and other cost reduction efforts and from the MDF adjustments and reduction in bad debt expense as discussed above.

Selling, general and administrative expenses (including bad debt) of $100.6 million for the nine months ended September 29, 2002 decreased by $73.7 million, or 42.3%, compared to $174.3 million for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses resulted primarily from headcount and other cost reduction actions taken in the second half of 2001. The $73.7 million decrease was comprised of a $23.7 million decrease in marketing expenses (see marketing accrual discussion above), a $20.0 million decrease in professional fees, a $16.0 million decrease in salaries, benefits and commissions, a $14.1 million decrease in depreciation due to the closure of facilities, an $8.3 million improvement in bad debt and $0.5 million in other cost reductions partially offset by $4.9 million in litigation expenses and a $4.0 million increase in bonus and profit sharing costs. The $8.3 million improvement in bad debt resulted primarily from improved collections and lower receivables during 2002 and from the recording of a specific $3.5 million reserve for collection issues with a U.S. customer in 2001.

Selling, general and administrative expenses (including bad debt) decreased as a percentage of sales to 21.8% for the nine months ended September 29, 2002, from 27.1% for the nine months ended September 30, 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined due to specific restructuring actions and other cost reduction efforts and from the MDF adjustments and reduction in bad debt expense as discussed above.

Selling, general and administrative expenses are anticipated to increase during the fourth quarter of 2002 due to various initiatives that the Company is undertaking to increase seasonal product demand.

Research and Development Expenses

Research and development expenses of $9.1 million for the third quarter of 2002 decreased by $3.4 million, or 27.3%, when compared to $12.5 million for the third quarter of 2001. The lower research and development expenses for the third quarter of 2002 resulted primarily from headcount reductions and lower project expenses associated with Peerless and Zip, partially offset by project expenses associated with the development of advanced technology products and the HDD line of portable and desktop hard drives. Research and development expenses remained constant as a percentage of sales at 6.7% in the third quarter of 2002, compared to 6.9% in the third quarter of 2001.

For the nine months ended September 29, 2002, research and development expenses of $26.6 million decreased by $13.2 million, or 33.2%, when compared to $39.8 million for the nine months ended September 30, 2001. The lower research and development expenses for the first nine months of 2002 resulted primarily from headcount reductions and lower project expenses associated with Peerless, Zip and CD-RW, partially offset by project expenses associated with the development of advanced technology products and the HDD line of portable and desktop hard drives. Research and development expenses decreased as a percentage of sales to 5.8% in the nine months ended September 29, 2002, from 6.2% for the nine months ended September 30, 2001, as research and development costs declined at a faster rate than sales declined due to specific restructuring actions and other cost reduction efforts.

Interest and Other Income and Expense

Interest income of $2.0 million in the third quarter of 2002 decreased $1.4 million from $3.4 million in the third quarter of 2001. Significantly lower interest rates were partially offset by higher average cash, cash equivalents and temporary investment balances.

Interest and other expense of $0.6 million in the third quarter of 2002 increased $0.4 million from $0.2 million in the third quarter of 2001. This increase resulted primarily from higher foreign currency losses and higher bank and management fees associated with the higher average cash, cash equivalent and temporary investment balances.

Interest income of $6.7 million in the nine months ended September 29, 2002, decreased $6.4 million from $13.1 million in the nine months ended September 30, 2001. Significantly lower interest rates were partially offset by higher average cash, cash equivalents and temporary investment balances.

Interest and other expense of $3.7 million in the nine months ended September 29, 2002, increased $3.2 million from $0.5 million in the nine months ended September 30, 2001. The increase resulted primarily from the write off of the $1.5 million carrying value of a research and development venture investment which was included in other assets. The remaining amount is primarily interest expense associated with the amortization of bond holdings in the Company’s temporary investment portfolio and higher bank and management fees associated with the higher average cash, cash equivalent and temporary investment balances.

Income Taxes

For the quarter ended September 29, 2002, the Company recorded an income tax provision of $33.0 million on pre-tax income of $7.3 million, which reflected an income tax provision of $6.2 million and a net provision of $26.8 million related to the Company’s agreement to sell its Penang Manufacturing Subsidiary (see section above entitled, “Penang Manufacturing Subsidiary Impairment Charges” for more details of the sales agreement). The $26.8 million net provision related to the Penang Manufacturing Subsidiary was comprised of a $39.6 million increase associated with foreign earnings for which no U.S. tax provision had previously been provided and a $12.8 million decrease in the valuation allowance for net deferred tax assets. Excluding the increased provision related to the provision on foreign earnings and the valuation allowance release, the adjusted effective tax rate for the third quarter of 2002 was 84.9%. This compares to an income tax provision of $0.8 million on a pre-tax loss of $70.3 million reflecting a $28.7 million increase in the valuation allowance for net deferred tax assets for the third quarter of 2001. Excluding the $28.7 million increase in the valuation allowance, the adjusted effective tax benefit for the third quarter of 2001 was approximately 39.7%. The increase in the adjusted effective tax rate, from 39.7% in the third quarter of 2001 to 84.9% in the third quarter of 2002 resulted primarily from the fact that the $10.7 million impairment charges related to the Company’s agreement to sell the Penang Manufacturing Subsidiary is not deductible for tax purposes.

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

At September 29, 2002, the Company had $34.1 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards, which reflect a tax benefit of approximately $87.5 million in future U.S. tax deductions. The U.S. federal net operating loss carryforwards expire at various dates beginning in 2022 and the state net operating loss carryforwards expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.3 million for deferred tax assets related to foreign net operating loss carryforwards, which reflect the tax benefit of approximately $35.0 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at September 29, 2002 were $18.7 million. As of September 29, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $106.1 million have been accrued on unremitted foreign earnings of $272.0 million. During Q3 2002, taxes were provided on all earnings previously considered to be permanently invested in non-U.S. operations.

The Company’s decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision for the Company’s foreign earnings that were previously considered permanently invested. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to repatriate these foreign earnings to the United States.

For the nine months ended September 29, 2002, the Company recorded an income tax provision of $34.7 million on pre-tax income of $51.6 million, which reflected an income tax provision of $24.4 million, an additional tax provision of $39.6 million related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a $29.3 million decrease in the valuation allowance for net deferred tax assets. The $39.6 million provision was a result of an agreement to sell the Company’s Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the agreement to sell the Penang Manufacturing Subsidiary and the $29.3 million decrease in the valuation allowance, the adjusted effective tax rate for the nine months ended September 29, 2002 was 47.3%. This compares to an income tax benefit of $15.1 million on a pre-tax loss of $112.3 million which reflected a $29.1 million increase in the valuation allowance for net deferred tax assets for the nine months ended September 30, 2001. Excluding the $29.1 million increase in the valuation allowance for foreign net deferred tax assets, the adjusted effective tax benefit for the nine months ended September 30, 2001 was 39.4%. The increase in the effective tax rate, excluding adjustments to the valuation allowances and increased provision on foreign earnings, from 39.4% in the first nine months of 2001 to 47.3% in the first nine months of 2002 resulted primarily from the fact that the $10.7 million impairment charges related to the Company’s agreement to sell the Penang Manufacturing Subsidiary is not deductible for tax purposes and from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996, allowed by the Job Creation and Worker Assistance Act of 2002.

The $29.3 million decrease in the valuation allowance for net deferred tax assets during the nine months ended September 29, 2002, resulted primarily from the Company no longer being in a net deferred tax asset position as a result of the agreement to sell the Penang Manufacturing Subsidiary and from a reduction in net deferred tax assets associated with net operating loss carryforwards. The net operating loss deferred tax asset reduction was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allows for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

Liquidity and Capital Resources

At September 29, 2002, the Company had total cash, cash equivalents and temporary investments of $390.3 million, compared to $329.1 million at December 31, 2001, an increase of $61.4 million or 18.7%. At September 29, 2002, $4.5 million of the total cash on deposit was restricted in its use, compared to $4.1 million at December 31, 2001 (see below for more details).

At September 29, 2002, $145.4 million of cash, cash equivalents and temporary investments were on deposit in the U.S., compared to $135.5 million at December 31, 2001.

At September 29, 2002, the remaining $244.9 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $193.6 million at December 31, 2001. Cash dividends of foreign earnings (such as the repatriation of any of the $244.9 million of foreign cash) to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%, but would not impact the statement of operations as the taxes have already been provided for.

Working capital of $390.5 million at September 29, 2002 increased by $75.6 million, compared to $314.9 million at December 31, 2001. The increase in working capital resulted primarily from higher cash, cash equivalents and temporary investments, lower other current liabilities, lower accounts payable and higher income taxes receivable, partially offset by lower trade receivables, lower inventories and lower current deferred income taxes. The Company’s ratio of current assets to current liabilities increased to 3.6 to 1 at September 29, 2002 from 2.4 to 1 at December 31, 2001.

For the nine months ended September 29, 2002, cash provided by operating activities amounted to $70.4 million, an increase of $88.3 million compared to cash used for operating activities of $17.9 million for the nine months ended September 30, 2001. The higher cash provided from operating activities resulted primarily from improved operating results partially offset by changes in current assets and current liabilities as described below.

Accounts receivable decreased in the nine months ended September 29, 2002 primarily from lower sales and improved collections. Days sales outstanding in receivables improved to 34 days at September 29, 2002, compared to 42 days at December 31, 2001. The Company believes that it will be difficult to maintain days sales outstanding in receivables at this level. Accounts payable decreased primarily from lower levels of purchasing resulting from lower sales volumes, lower inventories, decision to sell the Penang Manufacturing Subsidiary (whose accounts payable were classified as held for sale) and cost reductions. Other current liabilities decreased primarily from lower marketing accruals, lower purchase commitments, lower restructuring accruals and a decrease in litigation reserves. Income taxes receivable increased primarily from the passage of the Job Creation and Worker Assistance Act of 2002, which allows for the 5-year carryback and utilization of a portion of the Company’s 2000 and 2001 tax net operating losses. Inventory decreased primarily due to lower levels of Zip and Peerless inventories and a concentrated effort to improve inventory turnover.

For the nine months ended September 29, 2002, the Company made $8.8 million in cash payments related to the 2001 restructuring actions and made $6.9 million in cash payments related to the second and third quarter 2001 non-restructuring actions.

During the nine months ended September 29, 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. For the nine months ended September 30, 2001, the Company repurchased 1,270,760 shares of the Company’s Common Stock for $8.3 million. As of September 29, 2002, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

During the third quarter of 2002, the Company replaced a prior letter of credit and classified $4.5 million of cash as restricted cash to secure this new letter of credit. Per the agreement associated with this letter of credit, this cash has been set aside in a certificate of deposit and cannot be utilized by the Company until after the letter of credit expires in December 2002. This cash is reported separately as “restricted cash” in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that SFAS 143 will not have a material effect on the Company’s results of operations, financial position or liquidity.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company plans on adopting SFAS 146 beginning on January 1, 2003. The Company is unable to determine the effect of SFAS 146 on the Company’s results of operations, financial position or liquidity as the impact would be determined by the nature of any future restructuring charges.

Factors Affecting Future Operating Results

Demand for the Company's Products

The Company’s future operating results will depend, in large part, on market demand for its products. The extent to which the Company’s products achieve and maintain a significant market demand and presence will depend on a number of factors, including the following:

  Market demand for digital storage products in general;
  The price, performance, quality and other characteristics of the Company’s products and of competing and substitute products rumored, announced, or introduced by other vendors;
  The emergence of any competing solutions as industry standards;
  The success of the Company in meeting targeted availability dates for new and enhanced products;
  The success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements;
  The willingness of OEMs to promote computers and other products containing the Company’s drives;
  The success of the Company’s efforts to provide and maintain customer service and satisfaction;
  The public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;
  Worldwide economic conditions, including overall market demand for personal computers and other products with which the Company’s products can be used; and
  The ability of the Company to maintain profitable relationships with distributors, retailers and other resellers of the Company’s products.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy, or influence any of these factors.

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company’s revenues and profits. However, these sales have been declining for several years. For example, during the third quarter of 2002, total Zip sales decreased $32.0 million, or 22.4%, from third quarter 2001 Zip sales of $142.7 million. The Company’s third quarter 2002 Zip drive units were 1.0 million units, a decrease of 0.3 million units when compared to third quarter 2001.

The level of future sales of Zip drives to end user customers will depend in large part on the Company’s ability to maintain market demand for Zip technology. In order to maintain such demand, the Company must: a) successfully generate and maintain market demand for removable storage products in general; b) effectively position the Zip product line against competing products such as CD-RW drives; c) reduce costs to compete against other substitute technologies; and d) maintain effective relationships with distributors, retailers and other resellers. There is no assurance that the Company can accomplish these objectives.

The Company’s sales of its proprietary Zip disks (both in terms of unit volumes and in terms of sales) have primarily been declining on a year-over-year basis in recent years. However, the Company’s profitability remains dependent on maximizing, to the extent possible, sales of Zip disks, which generate significantly higher gross and product profit margins than the related drives or other Company products. If the Company fails to minimize year-over-year declines in Zip disk sales, then the Company’s profitability and/or results of operations may be adversely affected. Factors which could lead to continued declines in Zip disk sales include the following:

  The Company may be unable to stop the decline in Zip drive sales;
  The Company may not succeed in its strategy to increase Zip disk usage by existing Zip drive customers;
  The sales mix and “tie rate” between Zip disks and Zip drives may fall below levels anticipated by the Company;
  Another party may succeed in producing or marketing disks that are compatible with the Company’s Zip drive products without infringing the Company’s proprietary rights;
  Price reductions or promotions on Zip disks may fail to produce a commensurate increase in demand, thereby reducing anticipated sales; or
  Disruptions in the supply of Zip drives and disks in the manufacturing process, in the distribution process, in the Company’s relationships with key retailers, distributors, or resellers, or other factors that could result in product unavailability.

As the Company’s Zip drive and disk revenues have declined, it has become increasingly difficult for the Company to maintain its presence and shelf space with its key resellers and retailers. Management believes that this challenge became more pronounced during third quarter 2002 as certain customers announced restructurings resulting from weak business and economic conditions. Although the Company attempts to offer competitive sales and marketing programs to induce channel partners to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful.

A private label customer is the Company’s largest single purchaser of Zip disks. The Company earns a lower gross margin on private label disk sales because private label prices generally provide a functional discount to the private label customer, which in turn agrees to incur all of the sales, marketing and distribution expenses associated with reselling the disks under its brand name. In appropriate cases, the Company may also provide a volume discount to the private label customer. If the percentage of Zip disks sold to the private label customer materially increases, the Company’s overall gross margin from sales of Zip disks could decline, due to lower margins and lower prices generally associated with such sales. A decrease in the amount of Zip disks purchased by the private label customer would likely result in an overall decrease in Zip disk sales.

The Company sells a significant volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material, adverse effect upon the Company’s financial condition or operating results. There is a growing trend among personal computer OEM customers to adopt CD-RW and DVD-RW drives as standard product features. This trend has adversely impacted the Company’s Zip business and there can be no assurance that the Company will be successful in mitigating this trend. In order to maintain a profitable level of Zip drive sales to OEMs, the Company must successfully maintain market demand for Zip drives and reduce the costs of Zip drives. Again, there can be no assurance that the Company will be able to do so. The Company’s largest OEM customer, Dell Computer, has not yet qualified the Company’s recently announced Zip 750MB internal drive. Rather, Dell presently carries the external USB product as an after-market peripheral device and may build it into personal computers on a special order basis. There can be no assurance that the Company will successfully encourage Dell to agree to qualify the new internal drive.

Notwithstanding the foregoing challenges and risks, the Company’s ability to stabilize the Zip products business and to minimize, to the extent possible, the decline in Zip unit volumes and sales will be critical to the Company’s future profitability. For example, during the third quarter of 2002, the PPM for the Zip business (including impairment charges) was $31.4 million versus product losses of $3.3 million on all other product segments. There is no assurance that the Company will be able to successfully stabilize and maintain its Zip business and profitability.

CD-RW Drives

The Company’s CD-RW business strategy differs fundamentally from its Zip product strategy. Material differences between the CD-RW and Zip businesses include the following: a) all of the Company’s CD-RW drives are sourced from suppliers and marketed under the Iomega brand name; b) the Company has no significant intellectual property relating to CD-RW drives; c) unlike Zip drives, the CD-RW drives use very low-cost, non-proprietary disks available from many sources; d) there is intense competition between different providers of CD-RW drives; and e) the Company obtains significantly lower overall gross margins on sales of CD-RW drives than on Zip drives. The overall CD-RW business is characterized by low gross margins, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. In light of these factors, the Company must closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can achieve these objectives and historically it has failed to do so. The Company has reported product losses on its CD-RW business every year since it entered the CD-RW market in 1999.

In spite of these challenges, the Company believes it must maintain a presence in the CD-RW market in order to achieve its overall objective to be viewed as a full line supplier of digital storage solutions in its retail channels. The Company’s current CD-RW business strategy includes the selection of new suppliers, reduced operating expenses, improved inventory management processes and revised channel marketing programs. However, the product line was again unprofitable in the third quarter of 2002 and there is no assurance that the Company’s strategy will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is no longer expanding, due to factors such as the following: a) OEMs continue to offer and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD-Recordable drives; and c) aftermarket internal drives are now significantly less expensive than external CD-RW drives.

Iomega HDD

During the second quarter of 2002, the Company began shipping a series of portable and desktop hard disk drive (“HDD”) offerings. The Company expects to encounter many of the same challenges in this market sector as it has in the CD-RW market. For example, a) all of the Company’s HDD drives are sourced from suppliers and marketed under the Iomega brand name; b) the Company engages in no significant manufacturing activity with respect to HDD drives; c) the Company has no significant intellectual property relating to HDD drives; d) there is intense competition between different providers of HDD drives; and e) there is a need to continually requalify new drives as existing drives come into short supply or become obsolete. The overall HDD market is characterized by low gross margins, the frequent introduction of upgraded products and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete in this market, the Company must meet aggressive product price and performance targets and create market demand for its particular brand of external hard disk drives. There is no assurance that the Company can or will do so.

Iomega NAS Products

In 2001, the Company began selling network attached storage (“NAS”) devices. Through introduction of this product line, the Company is attempting to leverage the Iomega brand name into the network infrastructure, or “back office” market, as opposed to the personal computer desktop/laptop, or “front office” market. The NAS market is dominated by large computer providers (including Dell, IBM and Hewlett Packard/Compaq), is highly price competitive, primarily relies upon value added sales channels and requires core competencies in server, software and networking technologies. The Company has little historic expertise in these areas and is developing a strategy to address these requirements and challenges. The NAS market is an emerging market and there is no assurance that the market will develop as anticipated. Moreover, there can be no assurance that the Company will successfully develop the necessary core competencies to compete in this market segment, that the Company’s NAS products will be successful, that the Company will be successful in implementing its “back office” strategy or that the Company will achieve profitability on this product line in 2002 or thereafter.

Development and Introduction of New Products

During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably. Notwithstanding these failures, the Company believes that it must develop or acquire new product lines in order to remain viable. In addition to NAS products and new HDD products, as described above, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, drives, networking, services and other related areas. The Company may spend significant resources a) attempting to develop new technologies, products, or applications; b) attempting to acquire new technologies, products, or applications; or c) attempting to market new products incorporating such products or applications. There is no assurance that the Company will be successful in any of these endeavors. Moreover, introduction of new products entails risks relating to factors such as the following:

  Unforeseen manufacturing and technical challenges;
  Performance, quality, or other issues that are only discovered in the context of usage by large numbers of consumers;
  Lack of defensible intellectual property;
  Lack of relevant core competencies or market expertise;
  Lack of market acceptance; and
  The risk that third parties may assert intellectual property claims against new products.

General Economic Conditions

The Company’s future operating results are subject to risks associated with general economic conditions and consumer confidence. An overall decrease in consumer spending would likely have a direct impact on the Company’s sales. Any disruption in general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company’s operating results.

The Company believes that economic conditions in the personal computer industry have deteriorated and this downturn has affected the computer resellers, distributors and retailers who sell the Company’s products. Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future.

Company Operations

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

Inventory Management

Management of the Company’s inventory levels is very complex. The Company’s customers frequently adjust their ordering patterns in response to factors such as the following:

  Customer and market demand for the Company's products and perceptions of the Company's ability to meet demand;
  The Company's and competitors' inventory supplies in the retail and distribution channel;
  New product introductions;
  Seasonal fluctuations;
  Company and customer promotions; and
  Consolidation of customer distribution centers.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company’s results of operations.

Product Procurement

The Company recently sold its Penang Manufacturing Subsidiary to a third party, Venture Corporation Limited (“Venture”). The Company expects that this will allow it, over time to reduce operational overhead and allow for more variable product costing. The Company has entered into a five-year manufacturing services agreement with Venture for the manufacture and supply of Zip drives and certain other products. There is no assurance that this transaction will allow the Company to reduce costs or otherwise be beneficial to the Company. As a result of this transaction the Company faces new risks including the following:

  The Company will no longer have direct control over the manufacturing processes of Zip drives and other products;
  The Company’s ability to quickly increase or decrease production rates may be impaired;
  The Company may face product shortages;
  The Company may incur increased product or operational costs, specifically, the product prices agreed to with Venture are contingent upon the Company purchasing certain volumes;
  The Company has incurred significant charges related to the sale of the facility and there is no assurance that the benefits of these transactions to the Company will outweigh such charges;
  The Company will face new risks related to order management, supply and distribution issues;
  The Company’s lack of control over its manufacturing process may increase the risk that quality or reliability problems may arise with respect to its products;
  Possible turn-over of knowledgeable personnel or loss of technical skill sets;
  Transition of computer systems or information systems that impede communication or supply management; distribution risks in the Asia Pacific region; and
  Other risks associated with the fact that the Penang Manufacturing Subsidiary is the only manufacturing facility producing Zip drives and thus plays a key role in the Company’s supply and sale of Zip drives, increasing the significance of any difficulties encountered at that facility.

Product Procurement Costs

The Company believes that it must continue to reduce the procurement costs of its products. However, with the sale of the Penang Manufacturing Subsidiary, the Company has limited involvement in the manufacturing of any of the products it sells. Thus, in order to reduce product costs, the Company believes that it must successfully negotiate lower product procurement costs from suppliers, including Venture and certain other key suppliers. There is no assurance that the Company will be able to do so.

Distribution and Logistics

The Company has outsourced its distribution and logistics centers and, consequently, has become more reliant upon the computer systems of its outsourcing partners. The Company faces risks that these systems may have communication, control, or reliability problems. In the outsourcing of its European distribution and logistics function, disparate computer systems between the Company and its outsourcing partner necessitated the creation of manual processes in order to record certain transactions. Manual processes may be more prone to error than automated processes and the Company is working to reautomate these processes but this effort has not been completed.

A number of problems may occur in any distribution outsourcing relationship, including problems relating to product availability, supply, distribution, handling, shipping, quality or reliability. Such problems, if they were to arise with respect to the Company’s outsourced operations, could have an adverse effect in the form of: a) lower Company sales, income and/or gross margin; b) damage to the Company’s reputation in the marketplace, resulting in decreased demand for or acceptance of the Company’s products; or c) damage claims filed against the Company by customers, contract partners or investors as a result of such problems.

The Company expects that it will evaluate and implement additional outsourcings of business functions in the future. Any such outsourcing initiatives may pose risks of delays and business disruption including risks similar to those discussed in the foregoing paragraphs entitled “Product Procurement” and “Distribution and Logistics.”

Obsolescence Risks

The Company’s ability to effectively manage obsolescence risks will affect its operating results. The Company may terminate its production or marketing of certain products from time to time in response to market demand, supply, cost, competition or other factors. This requires the Company to carefully manage a number of issues, such as: a) maintaining market demand for the terminated product while successfully selling existing inventories through the channel; b) reserving sufficient, but not excessive, quantities of product to comply with warranty, customer satisfaction and legal obligations; c) preventing, to the extent possible, the return of such products from inventories held by distributors, retailers and other resellers and d) other associated risks. There is no assurance that the Company can successfully manage these factors.

Component Supplies

Although the Company has sold its Penang Manufacturing Subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. From time to time, suppliers of critical components announce their intention to discontinue manufacturing. In such cases, the Company attempts to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase option will be available from a supplier who has chosen to discontinue a component. Moreover, there can be no assurance that the Company’s estimates of future requirements will be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

The Company’s inability to obtain sufficient components and equipment or to obtain or develop alternative sources of supply could have a number of adverse consequences, such as the following:

  The Company might be unable to produce sufficient quantities of its products to satisfy market demand;
  In the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s)until such component becomes available from an alternative source;
  The Company might be forced to delay product shipments;
  The Company's material or manufacturing costs might increase; or
  The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production, or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

The purchase orders under which the Company buys many of its components generally extend at most one to two quarters in the future based on the lead times associated with the specific component. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand. Any misestimate of demand can result in either insufficient or excess capacity and/or purchase commitments. The Company has recorded significant charges in the past relating to supplier purchase commitments and inventory reserves. The Company may be required to take similar future charges attributable to forecasting inaccuracies in the future.

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims may be asserted against the Company at any time. Such claims could have a number of adverse consequences, including:

  An injunction against current or future product shipments;
  A requirement that the Company pay royalties to a third party in order to continue to market and distribute one or more of the Company’s current or future products;
  A requirement that the Company pay royalties to third parties for past product shipments;
  A requirement that the Company devote unplanned resources to developing modifications to its products or marketing programs;
  A requirement that the Company indemnify third parties who have distributed the infringing product with the Company’s permission;
  Excessive legal fees incurred by the Company; or
  Other such consequences.

The Company must routinely review and respond to claims from third parties for patent royalties, both on products designed or sold by the Company and products designed and supplied to the Company by third parties. Resolution of patent infringement demand letters and lawsuits can be very costly, with legal fees and costs running into the millions of dollars.

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, the Company employs approximately 800 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation may have an adverse effect upon the Company’s earnings, profitability or public perception.

Restructuring Activities

The Company recorded significant restructuring and other charges during the second, third and fourth quarters of 2001 in connection with restructuring and other actions intended to reduce the Company’s break-even point, improve operating cash flow, streamline the Company’s supply chain and logistics strategy and otherwise improve Company efficiency, profitability and viability. Additional restructuring actions may be necessary in the future. There can be no assurance that any further restructuring activities will have their desired effects.

Although the Company has reduced operational expenses, there is no assurance that these reductions are sustainable. Management expects that prior restructuring and other actions will reduce future operational and manufacturing expenses. However, management anticipates the need to implement additional operational cost reductions. There is no assurance that the Company will be successful in this regard. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. The Company may experience disruptions of information technology systems and other business operations or may lose institutional knowledge. The Company may incur legal liability and claims associated with the restructuring and layoffs. Any such disruption could adversely affect the Company’s financial results.

Retention of Key Employees

The Company’s success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer. The Company has had several other relatively recent changes in its senior management team including the hiring of a new Chief Financial Officer, General Counsel, Executive Vice President of Operations and Research and Development, Vice President of Human Resources and Facilities and several other officers. The Company’s success will depend in part on its ability to attract and retain highly skilled personnel and to maintain continuity and stability within the Company’s senior management team.

Other Risk Factors

During the third quarter of 1999, the Company announced plans to cease its Nomai manufacturing operations in Avranches, France and ceased such operations shortly thereafter. In connection therewith, the Company recorded restructuring charges in 1999. The Company may be forced to incur additional legal or other costs relating to this matter. See note 5 of the notes to condensed consolidated financial statements for more information concerning Nomai litigation.

Significant portions of the Company’s sales are generated in Europe and Asia. The Company’s existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company invoices the majority of its European customers in Euros. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers could result in lower sales and have an adverse effect on future operating results (see “Quantitative and Qualitative Disclosures About Market Risk” below).

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the U. S., market ineffectively in a foreign country, institute efforts from an American perspective that are unsuccessful outside the U.S., or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies or weak sales.

The Company has substantial balances of cash, cash equivalents and temporary investments. Significant portions of these balances are invested in investment grade instruments and securities, including commercial paper and corporate bonds. The Company monitors these investments in accordance with the Company’s investment policies. Adverse events or developments in regard to a particular issuer could have a material adverse affect on the Company’s financial position or operating results.

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company’s Common Stock above $20.00 (the market price at July 1, 2000, which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company’s financial statements will depend on quarterly fluctuations in the Company’s Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. At September 29, 2002, there were approximately 128,000 shares subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

On July 24, 2002, the Company announced that its Board of Directors has determined that effective January 1, 2003, the Company will expense the cost of stock options that the Company grants to employees. The Board has appointed a committee to provide the Board with recommendations regarding the method to be used to determine option expense. The future impact on net income of such expense has not yet been determined.

In summary, a number of factors could adversely affect the Company, or could cause actual events or results to differ materially from those indicated by any forward-looking statements. Such factors include the ability of management to manage an increasingly complex business in a highly competitive environment, transportation issues, product and component pricing, changes in analysts’ earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company’s products, intellectual property rights, litigation, general economic conditions, seasonality and changes or slowdowns in overall market demand for personal computer products and other consumer products which utilize the Company’s products.

IOMEGA CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks including foreign currency, interest rate and securities price risks. The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed one month. With the sale of the Penang Manufacturing Subsidiary, the Company’s foreign currency exposure with respect to the Malaysian Ringgit is no longer material.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the United States dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $3.1 million at September 29, 2002. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on income statement translation, sales volume and prices and on local currency costs of production. As of September 29, 2002, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

The Company did not have any significant debt outstanding at September 29, 2002. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $2.7 million in the nine months ended September 29, 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and the Vice President, Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in this report were recorded, processed, summarized and reported properly and are operating in an effective manner. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the third quarter of 2002 that were not registered under the Securities Act of 1933.

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

Dated: 11/12/02 Dated: 11/12/02	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

CERTIFICATION

I, Werner T. Heid, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Iomega Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 12, 2002	/s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer

CERTIFICATION

I, Barry Zwarenstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Iomega Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 12, 2002	/s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

+10.23	Agreement relating to the sale and purchase of the issued capital of Iomega (Malaysia) Sdn. Bhd., by and between Iomega Overseas B.V., a wholly-owned indirect subsidiary of the Company, and Venture Corporation Limited.

+Confidential treatment requested as to certain portions. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

99.4	Certification letter from Werner T. Heid, President and Chief Executive Officer.

99.5	Certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.