Form 10-K
period 2002-12-31
IOMEGA CORP
filed 2003-03-24
CIK 352789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

1-12333
(Commission file number)

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	86-0385884 (IRS employer identification number)

4435 Eastgate Mall, 3rd Floor, San Diego, CA 92121
(Address of principal executive offices)

(858) 795-7000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.03-1/3 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 28, 2002 was $595,691,356 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant's Common Stock outstanding at March 1, 2003 was 51,313,072.

Documents incorporated by reference:

  •
  Specifically identified portions of the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders into Part III of Form 10-K.

IOMEGA CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce new and enhanced products and software, including a small-form factor removable flexible magnetic storage device expected to have a capacity of about 1.5GB and a removable hard disk storage system expected to have a capacity of approximately 35GB; goals to recruit OEM customers for new products; the goal to implement "destination storage" in the retail channel; plans to mitigate the continued decline in the Company's core Zip business; the need for additional restructuring or other charges in the future; the expectation that outsourcing initiatives will lead to a more nimble and focused Company; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning the availability of PocketZip and Jaz disks and other plans concerning product lines; the expectation of increasing Zip 750MB drive sales and that the Zip 750MB drive will extend the life cycle of Zip products; the belief that NAS represents a business growth opportunity and the goal to grow NAS sales as a percentage of total Company sales by the second half of 2003; the goal to grow the Company's sales; the expectation of continuing to lower product procurement costs; the goal to improve the procurement and commodity business processes to maximize profitability on sourced products; the impacts of expensing stock option grants; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the Company's belief that its cash reserves are in excess of what is required to operate the existing business on an ongoing basis and its expectation to continue to analyze strategic opportunities to utilize its cash reserves; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company's SEC filings described under the caption "Other Matters" in Management's Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of recent accounting pronouncements; and the possible effects of an adverse outcome in legal proceedings, including the resolution of the adverse judgments in the Nomai litigation, as described in Note 6 of the notes to consolidated financial statements in Part IV. Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Application of Critical Accounting Policies," "Liquidity and Capital Resources," "Factors Affecting Future Operating Results" and "Quantitative and Qualitative Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company's estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Copyright © 2003 Iomega Corporation. All rights reserved. Iomega, the stylized "i" logo, Zip, Jaz, Peerless, PocketZip, HipZip, HotBurn, Active Disk, Iomega Automatic Backup, Iomega Sync, Predator, ioLink and ioClub are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.

IBM and Microdrive are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both. Microdrive is used under license by Iomega Corporation. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

PART I

ITEM 1. BUSINESS:

Incorporation

Iomega Corporation was incorporated in Delaware in 1980. The Company's executive offices are located at 4435 Eastgate Mall, 3rd Floor, San Diego, CA 92121 and its telephone number is (858) 795-7000. The terms "Iomega" and the "Company" refer to Iomega Corporation and its wholly owned subsidiaries, unless the context otherwise specifies. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company's website at Iomega.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Iomega designs and markets storage systems that help people protect, secure, capture and share their valuable digital information. The Company recently organized its products into two broad business categories to better align with its customers for marketing purposes: a) mobile and desktop storage systems and b) network storage systems.

Mobile And Desktop Storage Systems

Mobile and desktop storage systems include Zip® drives, which use removable flexible magnetic disks and are available in capacities of 100MB, 250MB and 750MB; Iomega® CD-RW drives, which store data on writable (CD-R) and rewritable (CD-RW) optical discs and read music and data CDs; Iomega® portable hard disk drive ("HDD") drives, pocket-sized external hard drives with capacities ranging from 20GB to 60GB; Iomega® desktop HDD drives, paperback-sized external hard drives designed for desktop use, with capacities ranging from 40GB to 120GB and Iomega® Mini USB drives, key-sized solid state memory devices designed for portability and available in 64MB, 128MB and 256MB capacities.

Software systems include Iomega® Automatic Backup software, which provides flexible automatic backup of selected files and information stored on a user's PC whenever the user saves a file or on a pre-set schedule; HotBurn® CD Writer Software ("HotBurn") and HotBurn Pro software, which provide easy-to-use CD-recording features for users of CD-RW drives and Iomega® Sync software, which keeps files up-to-date across multiple computers by means of Active Disk™ technology.

Active Disk titles launch automatically from a Zip disk and other Iomega products and run without separate installation of the software on the host computer and leave no configuration file changes behind when the software application is closed or the disk is removed. Iomega also provides Active Disk technology to third-party developers for incorporation into their software.

Network Storage Systems

Network storage systems include a wide selection of network attached storage ("NAS") servers in capacities from 120GB to 720GB. Iomega® NAS servers facilitate network connected storage and supplement the storage capacity of company networks in small and medium-size businesses and enterprise workgroups. "A"-series NAS servers are entry-level models featuring internally mounted hard drives; "P"-series NAS servers are mid-range models featuring removable hard drives.

Iomega NAS servers are available in UNIX-based configurations and in configurations powered by Microsoft® Windows® Server Appliance Kit. Aftermarket service plans for Iomega NAS servers are available and may include among other options, on-site repair, extended warranties and 24-hour phone support.

Availability

Iomega's mobile and desktop storage systems are generally available worldwide from retail, catalog, distribution, original equipment manufacturer ("OEM") and online vendors. Iomega NAS servers are available worldwide from catalog, distribution, online vendors, the Company's network of value-added resellers ("VARs") and system integrators. Onsite NAS server support under certain service plans is available in most countries. The Company also sells its products through the Iomega.com website.

Company Products

Mobile and Desktop Storage Systems

Zip Products

Since the Company introduced the Zip drive in March 1995, it has shipped more than 50 million Zip drives and 310 million Zip disks. Designed as an affordable portable storage product for personal computer users, Zip drives address multiple needs: data storage, archiving, portable applications (with Active Disk technology, which automatically configures and launches applications contained on a Zip disk whenever the disk is inserted into a Zip drive), data transportability, file distribution (including multimedia presentations), data security and backup. The Zip 100MB, Zip 250MB and the newly introduced (August 2002) Zip 750MB drives provide personal computer users (both PC and Mac®) with the performance and capacity needed for today's larger files. The Zip 750MB drive is compatible with leading operating systems for personal computers and workstations, including Microsoft® Windows® XP, 2000, Me, 98, Apple® Macintosh® OS-X and OS 8.6-9.x. The Zip 250MB and Zip 100MB drives are compatible with all of the above plus Microsoft® Windows® 95, NT4.0 and Apple® Macintosh® OS 8.5-OSx. Software included with the Zip drives helps users organize, copy, move and back up their data and offers software read/write protection. Zip drives use Iomega proprietary Zip disks.

Zip 100MB Products

Zip 100MB Drives.    The Zip 100MB drive allows for the portable storage and sharing of files for personal computers. The Zip 100MB drive is available as both an external and internal drive. The internal drive was discontinued during the first quarter of 2003.

Zip 100MB Disks.    Zip 100MB disks provide personal computer users (both IBM® PC and Mac®) with 70 times the capacity and up to 30 times faster performance than traditional floppy disks. Zip 100MB disks can be read, written and re-written by Zip 100MB and Zip 250MB drives. Zip 100MB disks can also be read by Zip 750MB drives.

Zip 250MB Products

Zip 250MB Drives.    The Zip 250MB drive was designed to meet the demand for higher storage capacities. In addition to two and one-half times the capacity of the original Zip 100MB drive, the Zip 250MB drive offers increased speed when used with Zip 250MB disks. It also reads and writes to Zip 100MB disks, allowing sharing of files with users of Zip 100MB drives. The Zip 250MB drive is available as both an external and internal drive. A Zip 250MB notebook drive is also available from Dell as an optional product feature for their notebook computers.

Zip 250MB Disks.    Zip 250MB disks provide computer users (both IBM® PC and Mac®) with 174 times the capacity and up to 50 times faster performance than traditional floppy disks. Zip 250MB disks can be read, written and re-written by Zip 250MB and Zip 750MB drives.

Zip 750MB Products

Zip 750MB Drives.    The Zip 750MB drive was designed to meet the ever-growing demand for higher storage capacity fueled by the prevalence of graphics in many applications, the emergence of audio and video files and the proliferation of Internet downloads. Offering three times the capacity of the Zip 250MB drive and more than twice the data transfer rate, the Zip 750MB drive also reads and writes Zip 250MB disks and reads Zip 100MB disks, allowing for users of Zip 100MB drives and Zip 250MB drives to share files with users of the Zip 750MB drive. The Zip 750MB drive is available as both an external and internal drive.

Zip 750MB Disks.    Zip 750MB disks provide personal computer users (both IBM® PC and Mac®) with 520 times the capacity and up to 116 times faster performance than traditional floppy disks. Zip 750MB disks can only be read, written and re-written by Zip 750MB drives. The Zip 750MB disk has the equivalent write speed of a 50x CD-RW drive.

Iomega CD-RW Products

Iomega CD-RW drives are mass-market products that address the growing and varied removable storage demands of customers. CD-RW drives are used for creating customized music CDs, archiving and distributing other digital information such as photos and graphics. During 2002, the Company sold external CD-RW drives (and in Asia, a limited number of internal drives). The three speeds of a CD-RW drive, such as 48x24x48, represent the Record (record once on CD-R media), Re-Write (rewritable speed using CD-RW media) and Read (CD-ROM) speeds, respectively. CD-RW drives use an optical phase change technology and are a dual-function drive, offering both CD-R and CD-RW recording, giving the user a choice of which recordable media to use.

CD-RW Drives

At December 31, 2002, the Company shipped external drives with 48x24x48 and 40x12x48 speeds. During the first quarter of 2003, the Company began shipping a 52x24x52 drive. These drives are compatible with both USB 1.1 and USB 2.0 interfaces. The USB 1.1 interface limits the performance of the drive to 4x4x6; the USB 2.0 interface supports the full performance potential of the drive. These drives come with Iomega's HotBurn® CD writer software, which helps simplify the creation of CDs and MusicMatch® Jukebox™ software for digital audio management and Adobe ActiveShare® for photo management. These drives also have buffer under-run protection which allows the user to perform other tasks while burning CDs without creating bad discs due to data interruption. These drives are compatible with PC and Macintosh® platforms.

Jaz® Products

During the first quarter of 2002, the Company discontinued its Jaz drive products. However, the Company currently sells Jaz disks to support the installed base of Jaz drives.

Jaz products, which were first introduced in December 1995, addressed the high-performance needs of computer users in several areas including graphics and desktop publishing, software development, CAD/CAM, web authoring, audio and video development, corporate backup and personal use. Jaz drives use Iomega proprietary Jaz disks.

PocketZip™ Products

During the first quarter of 2002, the Company discontinued its PocketZip drive and HipZip™ digital audio player ("HipZip") products. However, the Company currently sells PocketZip disks to support the installed base of PocketZip drives and HipZip. HipZip played music stored on Iomega's PocketZip 40MB disks.

PocketZip drives, which were first introduced in December 1998, were miniaturized removable-media storage devices designed for use in a variety of handheld consumer electronics devices and notebook computers. PocketZip 40MB disks are flexible magnetic disks in a 2" by 2" metal jacket that hold 25 times more than a standard floppy disk. The 40MB PocketZip disk will hold approximately 60 to 80 JPEG images ("one mega pixel") depending on camera settings or about 80 minutes of digital music using the WMA format (64kbps). PocketZip drives and HipZip use Iomega proprietary PocketZip disks.

Other Products

Iomega HDD Drives

Iomega® Desktop HDD Drives.    Introduced during the second quarter of 2002, Iomega desktop HDD drives add storage easily and quickly. Complete with Iomega Automatic Backup software and Norton Ghost™ disaster recovery software, they are preformatted for ease of use. USB 2.0 and FireWire® compatibility make switching between PC and Mac® easy. The Iomega desktop HDD drives are available in 40GB, 80GB and 120GB capacities and come in a 3.5-inch form factor.

Iomega® Portable HDD Drives.    Introduced during the second quarter of 2002, Iomega Portable HDD drives make security, recovery and data storage easy. This storage device for PC or Mac® comes in 20GB, 30GB and 40GB capacities. USB 1.0/2.0 and FireWire® compatibility make switching between PC and Mac® easy. It features patent-pending Shock Resistance Technology for a compact device (2.5-inch form factor) that is small enough to fit in a shirt pocket. The portable HDD drives come with Iomega Automatic Backup software and Norton Ghost™ disaster recovery software and are preformatted for ease of use. The Company began shipping a 60GB Portable HDD drive in the first quarter of 2003.

Iomega® Mini USB Drives

Introduced during the fourth quarter of 2002, the Iomega Mini USB drive is a portable, easy-to-use secure device that is as small as a car key, for transporting and sharing data. It plugs into any computer's USB port and is Active Disk powered to allow applications to conveniently launch and run directly from the drive. The drive comes in 64MB and 128MB capacities and offers Mini Lock software (PC only) to password protect the data on the drive. The Company began shipping a 256MB capacity Iomega Mini USB drive during the first quarter of 2003.

Peerless Products

Peerless Drives.    The Peerless drive system began shipping during the second quarter of 2001 in 10GB and 20GB configurations. The Peerless drive faced significant cost challenges in light of continued price reductions in the portable HDD market segment in which the product competes. As a result, the Company launched a line of portable and desktop HDD devices (described above) with the goal of achieving improved competitiveness in this market segment.

Peerless Disks.    The Peerless disk, which incorporates hard drive technology, is available in 10GB and 20GB capacities. The Peerless disk slips into a base station only slightly larger than the disk itself — a slim, vertical enclosure about four inches across and five inches tall.

Software

Iomega® Automatic Backup™ Software.    Iomega Automatic Backup software ("Automatic Backup") is designed to automatically keep important files safe and accessible. All users have to do is select the folders on any storage device (hard drives, network drives or other storage device including other Iomega products) that they want Automatic Backup to backup. Every time users save a file to one of these folders, Automatic Backup automatically copies the file to the storage device selected by the user. Additionally, by setting Automatic Backup to store multiple file revisions, users gain the ability to recover earlier versions of their important files even if the current version has been changed or damaged. Automatic Backup is bundled with many of the Company's products and can be downloaded from the Iomega website.

Iomega® Sync™ Software.    Iomega Sync software keeps files on multiple computers synchronized. Active Disk powered Iomega Sync software resides, launches and runs on a storage device, such as a Zip disk, USB Flash drive or external hard disk drive. As files are changed and saved, Iomega Sync software automatically synchronizes the selected data on the computer system's hard drive with the data on the targeted storage device. So, the latest file revisions are always on the targeted storage device.

HotBurn® CD Writer Software.    HotBurn is specifically designed to simplify the process of creating CDs. HotBurn includes CD mastering, packet writing and cover editing. This software is included with the Company's CD-RW drives, can be downloaded from the Iomega website and has also been licensed to Valusoft, Inc., under the Burn & Go Gold label in North America and MediaGold in Europe under the HotBurn label. HotBurn Pro is a more advanced version of HotBurn that gives the user greater control over their CD burning options.

Iomega® Active Disk™.    Iomega Active Disk, a patent pending technology developed by Iomega, allows users to automatically launch and run software applications directly from their removable storage devices. Users simply connect their device or insert their disk in the drive and the Active Disk enabled application launches and runs automatically. When finished, users simply close their application, disconnect their device and the software along with all of the related work is saved to the secure, removable storage device. Active Disk allows the user to stay mobile and organized.

Network Storage Systems

Iomega® Networked Attached Storage

During 2002, the Company shipped NAS file servers with capacities of up to 720GB, hot swappable drives that can be changed without rebooting the server and Redundant Array of Independent Disks (RAID) technology for increased security. In addition, the Company offers a flexible, cross-platform server that businesses need for organizing, sharing and protecting their critical data. NAS products are included in "Other" in the product segment section.

Marketing

The Company's worldwide marketing efforts focus on the positioning and messaging of the Company's products and software to enhance the value of the Iomega brand.

The Company's worldwide marketing objective is to build awareness and generate demand for the Company's products. Brand and product-specific messages are delivered to a variety of target segments including computer users, Information Technology ("IT") managers and OEMs via a broad assortment of communication vehicles including advertising, public relations, tradeshows and events, direct marketing and the Iomega.com website. These awareness-generating activities are enhanced with demand stimulus programs and promotions (direct mail or e-mail offers to target market segments) for distribution, reseller and retail channel partners.

The Company actively markets the sale of internal Zip 250MB and Zip 750MB drives to personal computer manufacturers. The Company's OEM partners are actively supported by specific OEM marketing programs (see the OEMs, Licensee and Private Label section below for information about our OEM partners).

In addition, the Company actively focuses on marketing to and developing the small and medium-size business segments. The Company's brand marketing group develops programs focused on small and medium-size businesses, the top 200 educational institutions and major federal and state government agencies. Activities during 2002 included advertising, direct marketing programs and e-marketing activities, as well as participation in more than 200 industry events targeted at IT management and small businesses. To enhance the Company's ability to serve this important market segment, the Company has developed a program called ioLink in the Americas and ioclub in Europe to recruit and engage new VARs by offering tools and marketing support to enable them to more effectively promote the Company's products and services.

The Company focuses its marketing and product development initiatives around mobile and desktop storage systems and network storage systems.

Marketing initiatives for mobile and desktop storage systems are designed to promote usage and generate incremental disk consumption. To enhance or differentiate its products, the Company has focused on software development and promotes software titles such as Iomega Automatic Backup, Iomega Sync, HotBurn and the Active Disk technology.

During 2002, the Company focused on network storage systems by introducing NAS servers with capacities of 160GB to 750GB. The Company believes that network storage systems provide a growth opportunity to extend the Iomega brand into networked environments. In addressing this market, the Company is focusing its marketing efforts toward small and medium-size businesses and the recruitment of VARs who sell to such businesses.

Sales

The Company sells its products primarily through computer product and consumer electronic distributors, retailers, VARs and OEMs. The Company's Zip products are targeted primarily to the small to medium-size business, home office, retail consumer, personal computer OEMs and business industries including government, education, health care, business services and manufacturing. The Company's CD-RW products are targeted primarily to the retail consumer. The Company's HDD products are targeted primarily to the retail consumer and enterprise markets. The Company's Iomega Mini USB drives are targeted primarily to the retail consumer market. The Company's NAS products are targeted primarily to the small to medium-size business market and sold through VARs, catalogs and distributors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and Note 15 to the notes to consolidated financial statements for financial information about the Company's business segments.

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units either in the customers' inventories on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers.

Management believes the markets for the Company's products are generally seasonal. The largest markets for the Company's Zip products (which accounted for 77.9% of the Company's sales in 2002) are education and government. Typically Zip sales for the education market are strongest during the third and fourth quarters and Zip sales are strongest for the government market during the fourth quarter. The Company's retail business is also strongest during the fourth quarter. There can be no assurance that this historic pattern will continue and moreover this pattern could be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Retail Distribution

Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. In Europe, Asia and Latin America, the Company sells its products in the retail channel indirectly through distributors. The Company's products are sold at a retail level by most of the leading retailers of computer products in the United States. Retailers that the Company sold directly to as of December 31, 2002 in the United States included Best Buy, Circuit City, CompUSA, Datavision, Fry's Electronics, J&R Music World, MicroCenter, OfficeDepot, Office Max, PC Warehouse, Quill Corporation, Sam's Club, Staples, Viking Office Products and WalMart Stores.

Distributors

Distributors as of December 31, 2002 included D&H Distributors, Inc., Ingram Micro, Inc., Tech Data, SP Richards and Synnex in the U.S.; Actebis, Banque Magnetique, Computer 2000, CMS Peripherals, Data Media S.A., E&K Data, Esprinet S.P.A., Tech Data S.A. and Ingram Micro Europe in Europe; Daisy Tek Australia, Ingram Micro, Marubeni Infotech and Tech Pacific in Asia; and Azerty de Mexico, Darck Technologies, Exel del Norte, Golden Distribuidora, Officer Distribuidora, Pentaxis Chile and Intcomex in Latin America.

Direct catalog partners as of December 31, 2002 included CDW Computer Centers, Micro Warehouse and PC Connection.

Company Website

The Company offers its products, including various promotional items, through its Iomega.com website.

International

The Company sells its products outside North America primarily through international distributors. The Company has several sales offices in Europe, Asia and Latin America. The majority of sales to European customers are denominated in Euro. All sales to Latin American and Asian customers are denominated in U.S. dollars. In total, sales outside of the United States represented 37%, 33% and 34% for the years ended December 31, 2002, 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and Note 15 of the notes to consolidated financial statements for more information on international sales.

OEMs, Licensees and Private Label

In addition to sales through retail and distribution channels, the Company has entered into a number of agreements with a variety of OEM companies within the computer industry. These OEM agreements provide for certain of the Company's products to be incorporated in new computer systems. The Company also has licensing or co-development arrangements that grant rights to third parties to manufacture and/or market to OEMs and other third parties. The Company also has private-branding and co-branding arrangements with major vendors of computer products covering the resale of the Company's products.

Zip Drives and Disks.    The Company has arrangements with many of the major PC manufacturers to incorporate Zip drives into their computer systems as optional features. Despite decreasing total Zip sales, the Company's percentage of Zip drive sales to OEM customers has increased and OEM customers accounted for 53% of total Zip drive units sold in 2002, compared to approximately 51% in 2001 and 43% in 2000.

The Company has a private-branding arrangement with Fuji covering the sale of Zip 100MB, 250MB and 750MB disks globally in packages that include the Zip brand name in addition to Fuji's name.

HotBurn Software.    The Company has licensed HotBurn CD writer software to Valusoft, Inc., who is reselling the software in North America under the Burn & Go Gold label and to MediaGold, who is reselling the software in Europe under the HotBurn label.

Manufacturing

During the fourth quarter of 2002, the Company completed the sale of its Penang, Malaysia Manufacturing Subsidiary to Venture Corporation Limited ("Venture"), where the Company's Zip drives and certain other products are manufactured (See the caption entitled "Penang Manufacturing Subsidiary Impairment Charges" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K, or Note 2 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the sale of this subsidiary). The Company has entered into a five-year manufacturing services agreement with Venture and the Company's former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other storage related products.

With the sale of the Penang Manufacturing Subsidiary, the Company no longer has any manufacturing facilities. The Company has outsourced the manufacturing of its products to other vendors.

Although the Company believes it is positioned to obtain an adequate supply of its products in the future, there can be no assurance that the Company will not from time to time encounter difficulties in achieving desired levels of product; that it will be successful in managing relationships with its suppliers; that suppliers will be able to meet the Company's quality, quantity, pricing and other requirements for manufactured products or that vendors of components, subcomponents and prefabricated parts will be able to meet quantity, quality, pricing and other requirements of the Company.

Distribution

During 2002, the Company completed the outsourcing of all of its distribution and logistics centers. During the first half of 2002, the Company outsourced its European product distribution center and logistics. With the sale of the Penang Manufacturing Subsidiary during the fourth quarter of 2002, the Company outsourced its Asian product distribution center. During 2001, the Company outsourced its product distribution center from the Company's North Carolina facility and closed this facility as part of the Company's third quarter 2001 restructuring actions.

Components and Sourced Products

Although the Company has sold its Penang Manufacturing Subsidiary and has outsourced its manufacturing capabilities, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of various key components and sourced products on a timely and cost effective basis. Some components incorporated or used in the Company's products and most sourced products, are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. From time to time, suppliers of critical components and sourced products announce their intention to discontinue manufacturing. In such cases, the Company attempts to make an end-of-life purchase on the required component(s) or sourced products based on its estimates of all future requirements. There is no assurance that an end-of-life purchase option will be available from a supplier who has chosen to discontinue a component. Moreover, there can be no assurance that the Company's estimates of future requirements will be accurate or that the components or sourced products purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components or sourced products on a timely and cost effective basis.

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand, which could result in either insufficient or excess products and/or purchase commitments.

Backlog

The Company had an order backlog at the end of December 2002 of approximately $14 million, compared to a backlog at the end of December 2001 of approximately $18 million. All of the December 31, 2002 order backlog is expected to be filled during 2003. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty. The Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer's allowance of available product. Accordingly, the Company's backlog as of any particular date should not be relied upon as an indication of the Company's actual sales for any future period.

Product Development

An important element of the Company's business strategy is the ongoing enhancement of existing products and the development of new products and software. During 2002, the Company's efforts were focused on cost reduction and development projects for the Company's Zip products. These development projects included developing different system interfaces, developing the Zip 750MB drive and enhancing and expanding compatibility with various computers and operating systems. During 2002, development work was also focused on other high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device that is expected to have a capacity of about 1.5GB and a removable hard disk storage system that is expected to have a capacity of approximately 35GB. Products incorporating these new technologies are not expected to be available until 2004 and, like any new development, are subject to significant technical, manufacturing and marketing risks. The Company is continuing its efforts to expand software applications to be used with the Company's current product offerings to provide additional value to the customer, such as a DVD burning capability to be added to the HotBurn CD burning software and data protection/data mobility applications like Automatic Backup and Iomega Sync.

The Company also incurs development expenses in the sourcing, qualification and testing of its sourced products.

During 2002, 2001 and 2000, the Company's research and development expenses were $36.2 million, $49.5 million and $58.6 million, respectively (or 5.9%, 6.0% and 4.5%, respectively, of net sales).

The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. The Company's future success will depend, in significant part, on its ability to continually develop and introduce, in a timely manner, new storage products with improved features and to develop and source those new products within a cost structure that enables the Company to sell such products through effective channels at competitive prices. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Competition

The Company believes that its Zip products compete with other data storage devices, such as internal and external hard drives, magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, flash memory devices and internal and external optical disk drives. Current competing systems of removable-media data storage devices include Memory Stick (product developed by Sony Corporation), Microdrive (product developed by IBM), CompactFlash (product developed by many companies), SmartMedia and Secure Digital Cards (products developed by many companies), miniature USB flash drives (product developed by many companies), CD-R, CD-RW and DVD drives and discs and removable hard drives and disks (produced by several companies). Although the Company believes that its Zip products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will introduce new removable-media storage and non-removable storage devices. Accordingly, the Company believes that its Zip products will face increasingly intense competition. Further, the Company believes that broad adoption of CD-RW drives has had a significant adverse impact on the Company's Zip product line and the Company's CD-RW sales have not and are not expected to offset the sales decline of the Zip product line. As result of the foregoing, the Company believes that Zip sales will continue to decline and will be less in 2003 as compared to 2002.

To the extent that Zip drives are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which are offered by companies such as Seagate Technology, Western Digital Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as NEC, IBM, Fujitsu, Hitachi Ltd. and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

The Company believes that it is currently the only source of technology for the disks used in its Zip drives. It is possible that other sources of supply for disks used in Zip drives will emerge as a result of another party succeeding in producing disks that are compatible with Zip drives without infringing the Company's proprietary rights.

Iomega CD-RW products compete with other CD-RW products as well as most of the magnetic products listed above as competitors for Zip drives. CD-RW drives are distributed through traditional channels, which include retail, catalog, distribution, direct and also OEM channels. The CD-RW drive market has different segments in which drive suppliers compete. Numerous companies manufacture CD-RW drives. These manufacturers include Acer, Aopen, BTC, Cyberdrive, Delta, LG Electronics, Lite-On, Mitsumi, NEC, Panasonic, Philips, Plextor, Ricoh, Samsung, Teac, Toshiba, Ultima and Yamaha. LG Electronics,

Lite-On and Philips lead the market in manufacturing capacity for these drives. Many of these manufacturers sell directly to personal computer OEMs as well as into the aftermarket channels under their own brand names. Adoption of internal CD-RW drives by personal computer OEMs is expected to continue to grow as drive prices decline. Drive manufacturers also sell their drive components or finished drives to resellers which use their own engineering expertise to add value to the drive such as interface, external design, software as well as brand name to sell CD-RW drives. Some of these companies which purchase CD-RW drives from manufacturers include Iomega, ACS Innovations International, Actima Technology Corporation, Cendyne Creative Technology Ltd., Freecom, Hewlett Packard/Compaq, Hi-Val, I-O Magic, La Cie, Memtek Products, Inc., Pacific Digital, Sony, TDK, Traxdata and Waitec. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Given that the Company is sourcing substantially complete drives from manufacturers while also competing with them, it is subject to significant supply risk and situations where the manufacturer under prices the Company in the market.

Similar to the competitive situation on CD-RW products, there are numerous manufacturers and resellers of competitive HDD drives and Mini USB drives. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Given that the Company is sourcing substantially complete drives from manufacturers while also competing with them, it is subject to significant supply risk and situations where the manufacturer under prices the Company in the market.

The Company's NAS products compete with other NAS products as well as traditional methods for increasing storage on network servers. These traditional methods of expanding storage capacity include additional hard drives, tape drives/tapes, General Purpose Servers ("GPS") and JBOD (just a bunch of disks) that are connected to the system. In addition, companies are choosing to deploy a higher end solution like Storage Area Networks. The Company believes that NAS offers a more compelling product solution than a GPS by being less costly per gigabyte, being fast and easy to deploy and having a lower total cost of ownership because there are no applications running on the device.

NAS is divided into three categories, entry level (prices less than $2,000), mid-range (prices from $2,000 to $25,000) and high end (prices $25,000 and greater). The Company plans to compete in the entry level and mid-range categories. The key competitors in these two categories include Dell, Snap Appliance, Linksys, Hewlett Packard/Compaq, IBM, Procom Technology and Network Appliance. The Company intends to compete by providing user relevant features, price, brand recognition, strong relationships in the reseller channel, quality, customer support and strong sourcing relationships. Given that the Company is sourcing substantially complete products from one or two sources, it is subject to significant supply risks.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the costs of its products, thus enabling the Company to profitably sell its products and lower its prices in response to competition. During 2002, the Company sold its Penang Manufacturing Subsidiary to Venture, where the Company's Zip drives and certain other products are manufactured (See the caption entitled "Penang Manufacturing Subsidiary Impairment Charges" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K, or Note 2 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the sale of this subsidiary). During 2001, the Company incurred $39.0 million in restructuring charges with the intent of reducing ongoing operational costs. During the past several years, the Company has implemented a number of programs, including Six Sigma quality initiatives, which have resulted in substantial product and process quality improvements and reduced costs. Through these and other programs, the Company is continuing to focus on reducing the costs of its products by: reducing the cost of parts and components used in the Company's products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs and decreasing defect rates.

As new and competing removable-media storage devices are introduced, it is possible that any such competing solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard or achieve a leading market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance.

The Company believes that in order to compete successfully against current and future sources of competition, it will also need to differentiate its products from the competition through effective marketing and advertising portraying the benefits of the Company's products, such as the software embedded in the products that lends to ease of use of the Company's products.

In the OEM market, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

The Company has granted a certain company the right to purchase disks from the Company (generally at a discount to the price paid by retail channels) and resell such products under private brand names; the Company's products may become subject to increased price competition from such private branded resellers. Price competition from other resellers of the Company's products, whether or not the Company has a manufacturing relationship with any such party, may result in increased pressure on the Company to reduce the prices at which its products are sold to such resellers or others or to offer rebates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of such products.

The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), ease of installation and use and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inch. The Company currently offers 3.5-inch Zip drives. The Company currently offers internal Zip drives in ATAPI, SCSI, USB and FireWire® interface models.

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

Proprietary Rights

The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its technology. While the Company currently intends to carefully manage and, where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. The Company has pending approximately 358 U.S. and foreign patent applications relating to its Zip, Jaz and PocketZip drives and disks, CD-RW drives and various software applications, although there can be no assurance that such patents will be issued. The Company holds approximately 503 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, PocketZip, software applications and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. The Company is also developing new technologies that are not currently embodied in commercial products. The Company intends to similarly protect, where possible and deemed appropriate, these new technologies. There can be no assurance that any patents or other intellectual property rights obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

The validity of certain of the Company's patents has, in the past, been challenged by parties against whom the Company has asserted infringement claims. If another party were to succeed in producing and selling Zip compatible disks in volume, without infringing or violating the Company's intellectual property rights, the Company's sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company's Zip disks have higher gross margins than the Zip drives, the Company's net income would be disproportionately affected by any such sales shortfall.

The Company has various registered trademarks in the United States, several of which are also registered trademarks in other countries.

Due to the rapid technological change that characterizes the Company's industry, the Company believes that the success of its products will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded its existing drive and disk technology.

As is typical in the data storage industry, the Company is regularly notified of alleged claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from selling the infringing product(s) in one or more countries, or both. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

Certain technology used in the Company's products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to Zip products. The termination of a license arrangement could have a material adverse effect on the Company's business and financial results.

Employees

As of December 31, 2002, the Company employed 850 individuals worldwide. None of the Company's employees are subject to a collective bargaining agreement.

Government Contracts

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on the Company in 2002 and is not expected to have a material effect in 2003.

ITEM 2. PROPERTIES:

The Company's executive offices and corporate headquarters are located in leased offices in San Diego, California. A portion of the Company's research and development, operations, facilities and other administrative functions are located in leased offices in the Roy, Utah area. In addition, the Company leases office space in various locations throughout North America for local sales, marketing and technical support personnel, as well as other locations used for research and development activities.

Outside North America, the Company leases office space in Geneva, Switzerland for use as its European headquarters. The Company leases space in Singapore for its Asia Pacific headquarters. The Company also leases office space throughout Europe, Asia and South America for local sales, marketing and technical support personnel. The Company considers its properties to be in good operating condition and suitable for their intended purposes. The Company owns substantially all equipment used in its facilities.

ITEM 3. LEGAL PROCEEDINGS:

A discussion of the Company's legal proceedings appears in Part IV, Item 15 of this Annual Report on Form 10-K under Note 6 of the notes to consolidated financial statements and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of February 28, 2003 were as follows:

Werner T. Heid	44	President and Chief Executive Officer and Director
Anna L. Aguirre	40	Vice President, Human Resources and Facilities
Sean P. Burke	41	Vice President and General Manager, Mobile and Desktop Solutions
Thomas D. Kampfer	39	Vice President, General Counsel and Secretary
Mahmoud E. Mostafa	46	Executive Vice President, Operations and Research and Development
Gregory S. Rhine	45	Vice President and General Manager, Americas
Barry Zwarenstein	54	Vice President, Finance and Chief Financial Officer

Werner T. Heid has been a Director of the Company since May 2000 and was elected President and Chief Executive Officer in June 2001. From June 2000 to June 2001, Mr. Heid served as Executive Vice President, Worldwide Sales, Marketing, Product Strategy and Service of InFocus Corporation, a designer and manufacturer of digital multimedia projectors and services. In May 1998, Mr. Heid became President of Proxima Corporation ("Proxima") a developer, manufacturer and marketer of multimedia projection products that was acquired by InFocus Corporation in June 2000. Prior to joining Proxima in June 1998,

Mr. Heid held a variety of management positions over 12 years at Hewlett Packard Corporation, a global provider of computer and imaging solutions and services. His roles included Worldwide Marketing Manager of HP All-in-One and HP Color Copier products, as well as European Marketing Manager for Hewlett Packard's LaserJet printer and printer supplies business.

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

Sean P. Burke joined the Company in January 2003 as Vice President and General Manager, Mobile and Desktop Solutions. Prior to joining the Company, Mr. Burke spent a total of twelve years at Compaq Computer Corporation, a global manufacturer of computer products and services, where he held a variety of management positions. Mr. Burke's roles included Vice President and General Manager, iPAQ Products Business Unit as well as Vice President of Asia Consumer Business located in Singapore.

Thomas D. Kampfer joined the Company in July 2001 as Vice President, General Counsel and Secretary. From February 2001 to July 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January 1995 to January 2001, Mr. Kampfer was with Proxima. While at Proxima, he served in several capacities including General Counsel and Secretary and Vice President, Business Development. Prior to Proxima, Mr. Kampfer spent 11 years at IBM Corporation, a global manufacturer of computer products and services, where he held a variety of engineering and legal positions.

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

Gregory S. Rhine joined the Company in August 2002 as Vice President and General Manager, Americas. Prior to joining the Company, Mr. Rhine served from November 2001 to August 2002 as Vice President of Worldwide Sales for Danger, Inc., a venture-backed startup that developed a client server wireless application platform that delivers applications to wireless devices. Prior to Danger, Inc., Mr. Rhine served from July 1999 to October 2001 as Vice President of Worldwide Sales and Service for Palm, Inc., a handheld computer company. Prior to Palm, Inc., Mr. Rhine served from October 1997 to June 1999 as Vice President and General Manager for VeriFone, an electronic payment systems and software company, which was acquired by and became a division of Hewlett-Packard. Prior to VeriFone, Mr. Rhine spent nine years at Apple Computer in a variety of senior sales and channel management positions, including Vice President of Americas Channel Development and Distribution Sales.

Barry Zwarenstein joined the Company in November 2001 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Zwarenstein served from January 2001 to June 2001 as Chief Financial Officer for Mellanox Technologies, Ltd., a leading supplier of InfiniBand semiconductors. From November 1998 to January 2001, Mr. Zwarenstein served as Vice President Finance and Chief Financial Officer of Acuson Corporation, a producer of advanced diagnostic medical ultrasound systems, until its acquisition by Siemens A.G. Mr. Zwarenstein served as Chief Financial Officer of Logitech S.A., a leading supplier of interface devices that connect people and computers, from July 1996 through October 1998. Prior to being with Logitech S.A., Mr. Zwarenstein was with FMC Corporation, a diversified global manufacturer of a machinery, chemicals and ordnance, from 1975 through June 1996, most recently as Chief Financial Officer for FMC Europe, based in Brussels, Belgium.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 2002, there were 5,937 holders of record of Common Stock. The Company has not paid cash dividends on its Common Stock in the past and currently has no plan to do so in the future. The following table reflects the high and low sales prices as reported by the New York Stock Exchange for 2002 and 2001.

Price Range of Common Stock

	2002		2001
	High	Low	High	Low
1st Quarter	$9.80	$8.00	$22.50	$15.00
2nd Quarter	13.90	8.80	18.40	8.95
3rd Quarter	13.30	9.90	12.45	5.50
4th Quarter	10.80	7.40	8.77	5.80

ITEM 6. SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of the consolidated statements of operations, balance sheets and other information for each of the last five years (adjusted for the one-for-five reverse stock split effected on September 28, 2001). The information for 2001 has been reclassified to show the effects of Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25") which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The Company did not have the necessary information to reflect an EITF 00-25 reclassification for 2000, 1999 and 1998. The EITF 00-25 reclassification did not impact operating income.

The following selected financial data should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations:
Sales	$614,363	$831,094	$1,300,184	$1,525,129	$1,694,385
Cost of sales	378,239	645,504	810,500	1,169,630	1,271,451

Gross margin	236,124	185,590	489,684	355,499	422,934

Operating expenses:
Selling, general and administrative	130,438	217,122	287,696	292,061	386,304
Research and development	36,249	49,522	58,577	76,481	101,496
Restructuring charges (reversals)	(2,423)	38,946	(4,814)	51,699	-
Purchased in-process technology	-	-	-	-	11,100

Total operating expenses	164,264	305,590	341,459	420,241	498,900

Operating income (loss)	71,860	(120,000)	148,225	(64,742)	(75,966)
Interest and other income (expense)	4,029	13,875	14,093	(6,515)	(7,459)

Income (loss) before income taxes	75,889	(106,125)	162,318	(71,257)	(83,425)
Benefit (provision) for income taxes	(41,170)	12,846	7,312	(32,232)	29,203

Net income (loss)	$34,719	$(93,279)	$169,630	$(103,489)	$(54,222)

Net income (loss) per common share:
Basic	$0.68	$(1.74)	$3.13	$(1.92)	$(1.02)

Diluted	$0.68	$(1.74)	$3.07	$(1.92)	$(1.02)

Zip Sales Information:
Zip sales	$478,523	$633,191	$984,823	$1,202,609	$1,183,020
Zip drive units	4,049	5,223	6,997	9,691	8,993
Zip disk units	27,835	34,421	54,786	64,417	59,054
OEM % of Zip drive units	53%	51%	43%	51%	52%

	December 31,
	2002	2001	2000	1999	1998
	(In thousands, except employee data)
Significant Balance Sheet Items:
Total cash, cash equivalents and temporary investments	$453,864	$329,046	$377,919	$210,915	$90,273
Trade receivables, net	54,477	89,396	139,461	175,511	224,044
Inventories	40,525	56,336	102,497	103,019	175,888
Deferred income taxes	27,573	39,978	43,471	-	49,827
Current assets	590,929	534,523	682,407	530,940	585,252
Property, plant and equipment, net	18,102	55,197	101,589	137,700	165,112
Goodwill	11,691	11,691	15,408	23,723	30,759
Other intangible assets, net	6,755	9,744	13,885	8,020	2,821
Total assets	627,599	613,975	815,439	703,231	831,897
Current liabilities	159,209	219,645	292,214	335,572	359,966
Long-term obligations and notes payable	2,244	3,018	3,791	45,505	46,143
Deferred income taxes	55,107	12,374	30,684	-	4,903
Retained earnings	135,292	100,573	193,852	24,222	127,711
Total stockholders' equity	411,039	378,938	488,540	320,788	416,766
Total liabilities and stockholders' equity	$627,599	$613,975	$815,439	$703,231	$831,897
Other Metrics:
Cash in the U.S.	$168,641	$135,473	$199,156	$179,476	$71,881
Cash in non-U.S. countries	285,223	193,573	178,763	31,439	18,392

Total cash, cash equivalents and temporary investments	$453,864	$329,046	$377,919	$210,915	$90,273

Working capital	$431,720	$314,878	$390,193	$195,368	$225,286
Total employees	850	2,097	3,429	3,907	4,865

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

The Company designs and markets storage systems that help people protect, secure, capture and share their valuable digital information. The Company's products are organized into two broad business categories: a) mobile and desktop storage systems and b) network storage systems. Mobile and desktop storage systems include magnetic drives and disks marketed under the Zip® trademark, optical drives marketed under the Iomega® CD-RW trademark as well as portable and desktop hard disk drives ("HDD"), Iomega® Mini USB drives and various software titles. Network storage systems include a wide selection of network attached storage ("NAS") servers in capacities from 120GB to 720GB that supplement the storage capacity of company networks in small and medium-size businesses and enterprise workgroups.

Beginning in the second half of 2001, the Company's new management team sought to implement a three-stage corporate plan to: (1) restructure for profitability, (2) improve operational efficiencies and (3) ultimately grow the Company. In its efforts to return to profitability, the Company implemented a significant reorganization of its operations and products, recording non-restructuring charges of $77.1 million and restructuring charges of $39.0 million in 2001.

During 2002, the Company reported net income of $34.7 million on sales of $614.4 million which compares to a net loss in 2001 of $93.3 million on sales of $831.1 million. With the Company being profitable during 2002, management succeeded in achieving the first two parts of its three-part turnaround plan. However, during 2002, the Company was unable to reverse the trend of sales declines. The sales decline is primarily the result of the continuing contraction of the Zip business. The launch of the Zip 750MB drive in August of 2002 is expected to extend the life cycle of Zip products and the Company expects sales of Zip 750MB drives to continue to increase in 2003 but not result in an increase in overall Zip sales for 2003. Despite the Company's efforts to promote its Zip products, the Company expects the sales from Zip products to continue to decline. Although the Company introduced several new mobile and desktop products in 2002 to leverage the Iomega brand in a variety of categories, the sales from those new products did not offset the decline in Zip sales.

The Company's new sourced product businesses — portable and desktop HDD drives and the new Iomega Mini USB drives — continue to grow and the Company has the goal to improve the procurement and commodity business processes to maximize profitability on these products. Management also believes the Company's NAS servers represent a good business opportunity for the Company as its lead initiative into the growing network storage systems market for small and medium-size businesses. The Company's goal is to grow NAS products as a percentage of total Company sales by the second half of 2003.

During 2002, the Company achieved a key operational initiative with the sale of the Penang Manufacturing Subsidiary to Venture Corporation Limited ("Venture"). The Company also entered into a five-year manufacturing services agreement with Venture and the Company's former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other products. During 2002, the Company also outsourced its European distribution logistics center and outsourced its Asian distribution center, following the 2001 outsourcing of the North American distribution and logistics center. As a result of the Company's outsourcing efforts and the focus on cost efficiencies, the Company believes it will be more nimble and focused on leveraging its core competencies of product generation, removable magnetic storage technology and global distribution under the Iomega brand.

During 2003, the Company plans to work on a number of key initiatives, including the goal of creating "destination storage" in the retail environment. Anchored around Zip products, the Company plans to leverage its brand equity, its retail presence and its product management expertise to offer multiple storage products in the mobile and desktop storage category. However, due to the uncertainties and competitiveness of the retail environment and the economics among the Company's retail customers, the Company cannot be certain that the destination storage initiative will be embraced by all retail partners or fully deployed by those who do initiate it. In the network storage systems marketplace, the Company is evaluating tape products as an important building block for the small to medium-size business customers who need products to enable long-term archiving. Also during 2003, the Company is repositioning its research and development resources to develop new removable magnetic storage technologies. Along with these new product developments, the Company is now working to develop original equipment manufacture ("OEM") partnerships with the goal to enable widespread adoption of these new technologies in 2004. The Company does not expect any sales from these new technologies until 2004. The Company has significant cash and cash equivalent balances ("cash reserves"). The Company believes that these cash reserves are in excess of what is required to operate the existing business on an ongoing basis. Therefore, the Company expects to continue to analyze strategic opportunities to utilize its cash reserves, which are excess to the existing business' expected requirements, both in and outside the storage industry with the goal to obtain the maximum benefit for our shareholders.

The Company's 2003 profitability will depend upon its ability to minimize, to the extent possible, the decline in Zip unit volumes and sales until other profitable sources of sales can be generated. For example, during 2002, the product profit margin ("PPM") for the Zip business (including impairment charges) was $175.4 million compared to a product loss of $9.0 million on all other products.

In summary, given that Zip products accounted for 77.9% of the Company's sales in 2002 and are declining, and given that it will take time for the various initiatives that the Company has underway to generate significant amounts of sales, management anticipates 2003 sales and operating profits to decline compared to 2002. Management also believes that the gross margin percentages reported for 2002 will be difficult to achieve in future periods.

Application of Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made that are highly uncertain at the time the estimate is made and are susceptible to material changes from period to period include revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts and inventory valuation reserves. Actual results could differ materially from these estimates.

Management has discussed the development and selection of the following critical accounting estimates with the audit committee of the Company's board of directors and the audit committee has reviewed these disclosures.

Revenue Recognition

The Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' four-week requirements as estimated by management. Excess channel inventory is only estimated for the distribution, retail and catalog channels. The OEM and value added resellers ("VARs") customers are not considered to have excess inventory as they tend to not carry more than four weeks of inventory. The channel's four-week requirements are estimated based on inventory and sell-through amounts reported weekly to the Company by the Company's key customers, who make up the majority of the Company's sales in the distribution, retail and catalog channels. No adjustment is made for those customers that do not report inventory and sell-through information. This inventory and sell-through information is reported to the Company at the stock keeping unit ("Sku") level. However, for purposes of the excess inventory calculation, this information is accumulated at the major product level (i.e. Zip 100MB drive, Zip 250MB drive, etc). The Company uses the last 13 weeks of reported sell-through information to calculate a weekly average, which is then used to estimate the channel's four-week requirements. This estimate may not be indicative of four weeks of future sell-through. The Company defers sales and cost of sales associated with estimated excess channel inventory in the consolidated statements of operations, with the resulting offset being reflected in the consolidated balance sheets in margin on deferred revenue. At December 31, 2002, the Company had $17.9 million in margin on deferred revenue associated with excess channel inventory, which reflected a deferral of $30.3 million and $12.4 million of sales and cost of sales, respectively. At December 31, 2001, the Company had $12.8 million in margin on deferred revenue associated with excess channel inventory, which reflected a deferral of $24.0 million and $11.2 million of sales and cost of sales, respectively. The increase in the reserve for 2002 resulted primarily from higher levels of Zip channel inventory and lower Zip sell-through rates.

The Company believes that the accounting estimates related to excess channel inventory is a "critical accounting estimate" because: (1) the reserve is highly susceptible to change from period to period due to the variability of the different inputs to the calculation of the reserve such as changes in the level of channel inventory and channel sell-through rates (2) the material impact that changes in these inputs can have on sales, cost of sales and margin on deferred revenue and (3) the material impact that a change in methodology in calculating the Company's four-week requirement could have on sales, cost of sales and margin on deferred revenue. Excess channel inventory is a critical estimate for all segments of the Company's business.

Since the Company has no material debt and high cash balances, the Company believes that changes in excess channel inventory accruals would not impact the Company's liquidity.

Price Protection and Rebate Reserves

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at time of purchase from channel partners for which sales have been recognized. Estimates for rebates are based on a number of variable factors that depend on the specific program or product. These variables include the anticipated redemption rate of rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience. Changes in any of these variables would have a direct impact on the amount of the recorded reserves. The Company uses price protection and rebate programs in all of its segments and the statement of operations charges are recorded against their respective segment.

The Company believes that the accounting estimates related to price protection and rebate programs is a "critical accounting estimate" because: (1) the reserve is highly susceptible to change from period to period due to the assumptions made concerning redemption rates and (2) the material impact that changes in this reserve can have on sales and receivables reserves.

Reserves for volume and other rebates and price protection totaled $29.2 million and $45.8 million at December 31, 2002 and 2001, respectively, and are netted against trade receivables in the consolidated balance sheets. The decrease in this reserve for 2002 was primarily a reflection of lower rebate and price protection programs during 2002 and a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated. The Company believes that the use of rebates will continue to be a significant part of the Company's business strategy.

Since the Company has no material debt and high cash balances, the Company believes that changes in price protection and rebate accruals would not impact the Company's liquidity.

Marketing Program Accruals

The Company, as part of its normal operations, has entered into contracts with many of the Company's distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of the Company's products for various marketing purposes. The purpose of these contracts is to encourage advertising and promotional events to promote the sale of the Company's products. The Company also contracts with various third parties to support these customer programs. The Company accrues for the estimated costs of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support costs are incurred. On a quarterly basis, the Company evaluates the adequacy of these marketing program accruals. In addition, the Company evaluates the specific programs for proper classification of these costs in accordance with Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25").

The Company believes that the accounting estimates related to marketing program accruals is a "critical accounting estimate" because changes in these accruals can have a material impact on selling, general and administrative expenses in the consolidated statement of operations and on accrued marketing in the consolidated balance sheets. The Company makes estimates regarding marketing programs in all of the Company's segments and the statement of operations impact is either specifically identified by segment or allocated across all segments depending upon the nature of the program.

At December 31, 2002, these accrued marketing costs totaled $15.4 million, compared to $36.6 million at December 31, 2001. The decrease in accrued marketing costs during 2002 was attributable to lower accruals resulting from a combination of lower sales and fewer marketing programs during 2002 and the release of $11.2 million of marketing accruals that related primarily to changes in estimates associated with various programs the Company implemented during 2000 and 2001 as the Company attempted to reverse the declining trends of revenue. The Company's previous accrual process combined with the lag times associated with customer claims and the high volume of programs during 2000 and 2001 made it difficult to determine when the individual marketing claims were actually completed. In conjunction with this, it was also anticipated that there would be full participation by all customers but it was difficult to determine the actual liability until a full review of all customer deductions had been completed. In several instances, some customers subsequently chose not to participate in the marketing programs. Customers routinely deduct from their payments those items that it believes the Company owes the customer for market development funds and other programs. With some programs, customers were entitled to incentive sales payments and the reserves remained until the deductions came through. In some cases, the customer combined the deduction with other claims. The Company continues to review each individual marketing program as more information becomes available through the passage of time to verify the adequacy of its related accruals which resulted in the $11.2 million release of marketing program accruals that occurred throughout 2002.

Since the Company has no material debt and high cash balances, the Company believes that changes in marketing program accruals would not impact the Company's liquidity.

Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts by applying specified percentages to the different receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are fully reserved. In addition, specific reserves are established for specific customer accounts identified as known collection problems whether due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the following assumptions/variables: customer's financial position, age of the customer's receivables and changes in payment schedules.

The Company believes that the accounting estimates related to allowance for doubtful accounts is a "critical accounting estimate" because: (1) the reserve is highly susceptible to change from period to period due to the addition or removal of reserves for specific customer accounts and (2) the material impact that changes in specific customer reserves can have on bad debt expense in the consolidated statement of operations and on trade receivable in the consolidated balance sheets. The statement of operations impact of adjustments to the allowance for doubtful accounts is allocated to the Company's segments based on a percentage of sales.

The Company's customer base is quite concentrated and changes in either the customer's financial position or the economy as a whole could cause actual write-offs to be materially different from the estimated reserve. For example, at December 31, 2002, the customers with the ten highest outstanding trade receivable balances totaled $61.2 million, or 69% of the gross trade receivables, compared to $112.3 million, or 77% of gross trade receivables, at December 31, 2001. At December 31, 2002, the largest outstanding trade receivables balance from one customer was $13.5 million, or 15% of gross trade receivables, compared to the trade receivables balance from the largest customer of $20.6 million, or 14% of gross trade receivables, at December 31, 2001. If any one or a group of these customer's receivable balances should be deemed uncollectible, it may have a material adverse effect on the Company's results of operations and financial condition.

During 2001, the allowance for doubtful accounts included increases of $5.1 million for reserves established for specific customers ($3.5 million for a U.S customer and $1.6 million for European customers). The specific reserve was recorded for the U.S. customer because the Company felt that this customer's financial position was seriously deteriorating, the age of the customer's account and several failed collection attempts. The specific reserves were recorded for the European customers because the Company had cancelled distribution contracts early in the fourth quarter of 2001 and these customers were refusing to pay on their accounts. During 2002, the allowance for bad debt expense decreased $6.1 million, of which $5.1 million was the result of decreases in specific reserves. During 2002, the Company reached a settlement with the U.S. customer and released $1.5 million of the reserve and the majority of the $1.6 million specific reserve for European customers was released as the customers paid on a majority of their balances, with only a minimal portion being utilized. The remaining $1.0 million decrease was a result of lower receivables and improved agings.

Since the Company has no material debt and high cash balances, the Company believes that changes in the allowance for doubtful accounts would not impact the Company's liquidity.

Inventory Valuation Reserves

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers inventory on hand which is not expected to be utilized within the next nine months, as forecasted by the Company's material requirements planning systems, as excess and thus appropriate reserves are established through a charge to cost of sales.

The Company believes that the accounting estimates related to inventory valuation reserves is a "critical accounting estimate" because: (1) the reserve is highly susceptible to change from period to period due primarily to estimating future sales volumes of product and future sales prices, (2) the competitive nature of the computer storage industry which can quickly change the price of the Company's products in the market place or the overall demand for the Company's products and (3) the material impact that changes in the value of inventory can have on cost of sales and inventory valuation reserves. It is particularly difficult to estimate inventory levels and future sales prices on new and end-of-life products.

Inventory valuation reserve adjustments are necessitated primarily from changes in estimating future sales volumes and from changes in the estimates made of future sales prices. Estimating future sales volumes and future sales prices is particularly difficult for new products (such as HDD drives and Iomega Mini USB drives), end-of-life products and for CD-RW. The price competition and short product life cycles of CD-RW drives makes it difficult to estimate both future sales and future sales price levels.

Zip products have shown a long market life compared to the Company's other products and combined with the high margins associated with Zip products, they have historically not been as susceptible to inventory valuation reserve adjustments as some of the Company's other products. Also, purchase order commitments for the majority of Zip components are extended for no greater than three months so that any drop-off in demand can be mitigated by curtailing future purchase orders. However, as Zip sales continue to decline and it becomes more difficult to predict future sales volumes and future sales prices, Zip products may become more susceptible to inventory valuation reserves.

During 2001, the Company recorded net inventory write-offs of $45.1 million which were recorded in cost of sales in the consolidated statement of operations, primarily for end-of-life products. Of this $45.1 million, $31.9 million was classified as part of the Company's non-restructuring charges and is described in more detail in the non-restructuring charges section below. The remaining $13.2 million of inventory write-offs was considered normal recurring operations. During 2002, the Company recorded a net release of inventory reserves of $2.1 million which were recorded in cost of sales in the consolidated statement of operations. This $2.1 million net release was comprised of $4.2 million of inventory write-offs related to Peerless and NAS and were considered normal recurring operations and were more than offset by $6.3 million in inventory reserve releases into cost of goods sold as product that had been previously reserved was sold. As product is sold below cost, inventory reserves previously established are utilized to bring the product to a break even point as the loss on the product has already been recognized in prior periods. As the Company continues to offer new products or exits product lines, there is no assurance that further inventory valuation reserves will not be required.

At December 31, 2002, the Company had inventory valuation reserves of $6.5 million which compares to inventory valuation reserves of $26.7 million at December 31, 2001. The decrease in inventory reserves during 2002 was primarily attributable to the utilization of the inventory valuation reserves established during 2001.

Adjustments to the inventory reserves are a non-cash adjustment and would not affect the Company's liquidity.

Business Segment Information

The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, CD-RW, Jaz, PocketZip and Other (Jaz, PocketZip and some of the Other products have been discontinued, see below for more information). The Zip segment involves the development, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors, resellers and OEMs throughout the world. Until the sale of the Penang Manufacturing Subsidiary which closed in November 2002, the Company also manufactured its Zip drives. The Company's CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The CD-RW segment also includes HotBurn software which is bundled with CD-RW drives and sold on a stand-alone basis on the Company's website. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The "Other" segment includes: Peerless drive systems; FotoShow; sourced products such as portable and desktop HDD drives, which began shipping during the second quarter of 2002; NAS servers, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002; Iomega Microdrive miniature hard drives; Iomega CompactFlash and Iomega SmartMedia memory cards; Iomega software products such as Iomega Automatic Backup software and other miscellaneous items.

During 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the "Other" category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. The Company currently sells disks for Jaz and PocketZip products to support the installed drive base of these products.

During 2002, the Company recorded impairment charges of $10.7 million as cost of sales, of which $10.6 was charged to the Zip segment and $0.1 million was charged to the Jaz segment. These impairment charges resulted from the Company entering into an agreement to sell the Penang Manufacturing Subsidiary (see the section below entitled "Penang Manufacturing Subsidiary Impairment Charges" for more detail).

During 2001, the Company recorded non-restructuring charges of $77.1 million, of which $71.4 million was charged to the respective product lines mainly as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow, CD-RW and other inventory, equipment and other assets; loss accruals for related supplier purchase commitments and other various contractual arrangements. During 2001, the Company recorded restructuring charges of $1.3 million associated with the CD-RW segment.

During 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales, primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. During 2000, reversals of restructuring charges originally recorded in 1999 that were associated with the Jaz and PocketZip segments totaled $4.8 million (see the sections below entitled "Non-Restructuring Charges" and "Restructuring Charges/Reversals" for more detail).

The Company evaluates performance based on PPM for each segment. PPM is defined as sales and other income directly related to a segment's operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization directly related to a segment's operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 of the notes to consolidated financial statements "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

The information in the following table was derived directly from the segments' internal financial information used for corporate management purposes. The information for 2001 has been reclassified to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001, comprised of $2.2 million for Zip, $0.8 million for CD-RW, $0.1 million for Jaz and $0.1 million for Other products. The Company did not have the necessary information to reflect an EITF 00-25 reclassification in 2000. The EITF 00-25 reclassification did not impact PPM.

Sales, PPM (Product Loss) and Other Information by Significant Business Segment

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Sales:
Zip	$478,523	$633,191	$984,823
CD-RW	79,493	103,542	123,708
Jaz	14,040	64,851	161,819
PocketZip	996	6,932	20,302
Other	41,311	22,578	9,532

Total sales	$614,363	$831,094	$1,300,184

PPM (Product Loss):
Zip	$175,437	$153,080	$296,015
CD-RW	(3,633)	(53,008)	(1,666)
Jaz	5,157	18,397	46,485
PocketZip	1,434	(37,426)	(32,102)
Other	(11,952)	(48,584)	(8,367)

Total PPM	166,443	32,459	300,365
Common Expenses:
General corporate expenses	(97,006)	(109,192)	(152,140)
Non-restructuring charges	-	(5,668)	-
Restructuring (charges) reversals	2,423	(37,599)	-
Interest and other income (expense)	4,029	13,875	14,093

Income (loss) before income taxes	$75,889	$(106,125)	$162,318

Non-Restructuring and Impairment Charges:
Zip	$(10,581)	$(12,021)	$-
CD-RW	-	(17,443)	-
Jaz	(100)	-	-
PocketZip	-	(21,569)	(7,400)
Other	-	(20,418)	-
Non-allocated	-	(5,668)	-

	$(10,681)	$(77,119)	$(7,400)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Restructuring (Charges) Reversals:
CD-RW	$-	$(1,347)	$-
Jaz	-	-	2,397
PocketZip	-	-	2,417
Non-allocated	2,423	(37,599)	-

	$2,423	$(38,946)	$4,814

Drive Units:
Zip	4,049	5,223	6,997
CD-RW	680	772	711
Jaz	2	109	276
PocketZip	12	103	160
Other (Peerless, HDD, NAS)	140	49	-
Disk Units:
Zip	27,835	34,421	54,786
CD-RW	-	-	75
Jaz	195	598	1,368
PocketZip	110	285	455
Other (Peerless)	69	58	-

Seasonality

The Company sells its products primarily through computer product and consumer electronic distributors, retailers, VARs and OEMs. The Company's Zip products are targeted primarily to the retail consumer, personal computer OEMs and business industries including government, education, health care, business services and manufacturing. The Company's CD-RW products are targeted primarily to the retail consumer and enterprise markets. The Company's HDD products are targeted primarily to the retail consumer and enterprise markets. The Company's Iomega Mini USB drives are targeted primarily to the retail consumer market. The Company's NAS products are targeted primarily to the small to medium-size business market and sold through VARs, catalogs and distributors.

The largest markets for the Company's Zip products (which accounted for 77.9% of the Company's sales in 2002) are education and government. Typically Zip sales for the education market are strongest during the third and fourth quarters and Zip sales are strongest for the government market during the fourth quarter. The Company's retail business is also strongest during the fourth quarter.

There can be no assurance that this historic pattern will continue and moreover this pattern could be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

EITF 00-25 Reclassifications

Sales and selling, general and administrative expense information for 2001 have been reclassified to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The Company did not have the necessary information to reflect an EITF 00-25 reclassification in 2000. The EITF 00-25 reclassification did not impact PPM that is discussed below.

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000
Sales	100.0%	100.0%	100.0%
Cost of sales (including charges)	61.6	77.7	62.3

Gross margin	38.4	22.3	37.7

Operating expenses:
Selling, general and administrative	21.2	26.1	22.2
Research and development	5.9	6.0	4.5
Restructuring charges (reversals)	(0.4)	4.7	(0.4)

Total operating expenses	26.7	36.8	26.3

Operating income (loss)	11.7	(14.5)	11.4
Interest and other income and expense	0.7	1.7	1.1

Income (loss) before income taxes	12.4	(12.8)	12.5
Benefit (provision) for income taxes	(6.7)	1.6	0.5

Net income (loss)	5.7%	(11.2)%	13.0%

The Company's net income for the year ended December 31, 2002 was $34.7 million, or $0.68 per diluted share. The 2002 results included $10.7 million of pre-tax impairment charges relating to the agreement to sell the Company's Penang Manufacturing Subsidiary, $2.4 million of restructuring reversals that were originally accrued in prior years, an additional tax provision of $39.6 million related to the Company's earnings previously considered to be permanently invested in non-U.S. operations and a benefit of $29.4 million resulting from a decrease in the valuation allowance for net deferred tax assets. Results for 2002 also included an $11.2 million release of marketing program accruals related primarily to changes in estimates associated with prior period programs, a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $2.9 million gain from the settlement of a legal dispute related to collection issues with a customer. The Company's net loss for the year ended December 31, 2001 was $93.3 million, or $(1.74) per diluted share. The 2001 results included $77.1 million of pre-tax non-restructuring charges, $39.0 million of pre-tax restructuring charges and a $29.2 million increase in the valuation allowance for net deferred tax assets. Results for 2001 also include a $3.2 million release of marketing program accruals related primarily to changes in estimates associated with prior period programs.

Penang Manufacturing Subsidiary Impairment Charges, Non-Restructuring Charges and Restructuring Charges/Reversals Discussions

The following discussion of the Company's Penang Manufacturing Subsidiary impairment charges, non-restructuring and restructuring charges are also found in their entirety in the notes to the consolidated financial statements.

Penang Manufacturing Subsidiary Impairment Charges

On November 1, 2002, the Company completed the sale of all of the stock of its wholly-owned indirect subsidiary, Iomega Malaysia Sdn. Bhd. (the "Penang Manufacturing Subsidiary"), to Venture pursuant to an agreement entered into by the parties on September 29, 2002 (the "Agreement"). The principal assets of the Penang Manufacturing Subsidiary were manufacturing equipment, inventory and a 376,000 square-foot manufacturing facility in Penang, Malaysia where the Company's Zip drives and certain other products are manufactured. Pursuant to the terms of the Agreement, at the closing of the transaction, the Company received total proceeds of $10.2 million for the Penang Manufacturing Subsidiary, which amount was determined by an arms-length negotiation between the parties and was based on the net asset value of the Penang Manufacturing Subsidiary on November 1, 2002. Included in the assets sold by the Company was $6.8 million of cash in operating accounts, so the Company received net cash proceeds of $3.4 million. Venture has completed its post-closing balance sheet audit and there were no material adjustments. Venture has in the past provided contract manufacturing services to the Company for printed circuit board assemblies. On November 1, 2002, the Company entered into a five-year manufacturing services agreement with Venture and the Company's former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other storage related products.

As a result of the Agreement entered into during the third quarter of 2002, the Company determined under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that the net assets owned by the Penang Manufacturing Subsidiary were impaired, as the sales price was below the carrying value of the net assets on the Penang Manufacturing Subsidiary's books. During the third quarter of 2002, the Company recorded impairment charges of $10.7 million, (reported in cost of sales in the consolidated statements of operations and reflected in the table below) for the impairment of the Penang Manufacturing Subsidiary's net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory were attributable to the Zip product line.

In addition to the $10.7 million of impairment charges, as a result of this divestiture, the Company also recorded a U.S. tax liability of $39.6 million relating to past foreign earnings that will no longer be considered to be permanently invested abroad. This additional tax liability was partially offset by a reduction in the Company's tax valuation allowance of $12.8 million for net deferred tax assets, resulting in an increase in the net tax provision of $26.8 million. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to later repatriate these foreign earnings to the United States.

The major groups of assets and liabilities of the Penang Manufacturing Subsidiary which were sold on November 1, 2002, and the corresponding balances contained in the consolidated balance sheet as of December 31, 2001 were as follows:

	November 1, 2002	December 31, 2001
	(In thousands)
Assets:
Current Assets:
Cash	$6,832	$8,018
Restricted cash	171	-
Inventories	3,822	10,445
Other current assets	140	179

Total current assets	10,965	18,642

Net Property, Plant and Equipment	16,227	31,221

Total assets	$27,192	$49,863

Liabilities:
Current Liabilities:
Accounts payable	$13,795	$27,007
Other current liabilities	3,196	2,677

Total current liabilities	$16,991	$29,684

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

During 2002, the Company had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions. The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of December 31, 2002.

2001 Restructuring Actions

Second Quarter 2001

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company's Penang, Malaysia manufacturing facility. The Company's Roy, Utah, manufacturing facility was transitioning from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in charges of $0.3 million for severance and benefit costs.

2001 Activity/Changes in Second Quarter 2001 Restructuring Reserves.    Second quarter 2001 restructuring reserves in the amount of $0.1 million are included in the Company's accrued restructuring charges as of December 31, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. Utilization of the second quarter 2001 restructuring reserves during 2001 is summarized below:

		Utilized
Second Quarter 2001 Restructuring Actions	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
U.S. Manufacturing:
Severance and benefits (a)	$834	$(756)	$-	$78

Singapore Reorganization:
Severance and benefits (a)	252	(252)	-	-

	$1,086	$(1,008)	$-	$78

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,086	$(1,008)	$-	$78

  (a)
  Amounts represent primarily cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees and paid out all severance payments associated with the second quarter 2001 restructuring actions. The remaining $0.1 million in U.S. manufacturing severance and benefits at December 31, 2001 represented outplacement services, which were anticipated to be paid in the first quarter of 2002.

2002 Activity/Changes in Second Quarter 2001 Restructuring Reserves.    The second quarter 2001 restructuring actions were completed at March 31, 2002. Utilization of reserves relating to the second quarter 2001 restructuring actions during the year ended December 31, 2002 is summarized below:

		Utilized
Second Quarter 2001 Restructuring Actions:	Balance 12/31/01			Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
U.S. Manufacturing:
Severance and benefits (a)	$78	$(78)	$-	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$78	$(78)	$-	$-

  (a)
  Amounts represent primarily cash charges.

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company's worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves.    Third quarter 2001 restructuring reserves in the amount of $8.9 million and $3.6 million are included in the Company's accrued restructuring charges and fixed asset reserves, respectively, as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

		Utilized
Third Quarter 2001 Restructuring Actions:	Original Charge			Additions (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$-	$-	$2,194
Lease cancellations (a)	6,251	(428)	-	-	5,823
Leasehold improvements and furniture (b)	7,227	-	(5,125)	-	2,102
Information technology assets (b)	1,693	-	(477)	-	1,216

	27,868	(10,931)	(5,602)	-	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	-	253	82
Lease cancellations (a)	1,106	(347)	-	(691)	68
Leasehold improvements and furniture (b)	636	-	(636)	-	-
Other (a)	38	(38)	-	-	-

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	-	-	332
Lease cancellations (a)	182	(49)	-	257	390
Leasehold improvements and furniture (b)	239	-	(4)	-	235
Information technology assets (b)	28	-	(2)	-	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	-	-	-

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$-	$(181)	$8,889
Fixed asset reserves (b)	9,823	-	(6,244)	-	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees, except for those employees offered retention packages into 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions. However, since some affected employees were offered retention packages that extended into the fourth quarter of 2001 and the first quarter of 2002, not all severance payments were made as of December 31, 2001. In North America, 3 employees had their transition dates extended into 2002 as a result of projects taking longer than expected to complete. These employees were originally scheduled to complete their transition at December 31, 2001.

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves.    During 2002, a net adjustment of $0.4 million to the third quarter 2001 restructuring actions was recorded ($1.2 million in releases and $0.8 million in additional accruals). During 2002, $1.0 million of fixed asset reserves were released comprised of $0.6 million relating to the North America restructuring actions that was reversed due to the furniture being utilized at another facility and another $0.4 million of fixed asset reserves were released primarily due to higher than expected proceeds from asset disposals relating primarily to the North America restructuring actions. Severance and benefit reserves of $0.2 million relating primarily to the North America and Asia Pacific restructuring actions were released due to outplacement services not being utilized as originally estimated. Additional charges of $0.8 million were recognized for Europe lease termination costs as a result of the Company not being able to locate a new tenant in Ireland in the timeframe previously estimated.

Remaining restructuring reserves in the amount of $4.4 million are included in the Company's consolidated balance sheets as of December 31, 2002 in accrued restructuring charges and fixed asset reserves. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

		Utilized
Third Quarter 2001 Restructuring Actions	Balance 12/31/01			Additions (Reversals)	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$2,194	$(1,979)	$-	$(137)	$78
Lease cancellations (a)	5,823	(2,629)	-		3,194
Leasehold improvements and furniture (b)	2,102	-	(777)	(894)	431
Information technology assets (b)	1,216	-	(1,214)	(2)	-

	11,335	(4,608)	(1,991)	(1,033)	3,703

Asia Pacific Reorganization:
Severance and benefits (a)	82	(24)	-	(58)	-
Lease cancellations (a)	68	(53)	-	(15)	-

	150	(77)	-	(73)	-

Europe Reorganization:
Severance and benefits (a)	332	(316)	-	(16)	-
Lease cancellations (a)	390	(488)	-	825	727
Leasehold improvements and furniture (b)	235	-	(147)	(88)	-
Information technology assets (b)	26	-	(26)	-	-

	983	(804)	(173)	721	727

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

Balance Sheet Breakout:
Accrued restructuring charges (a)	$8,889	$(5,489)	$-	$599	$3,999
Fixed asset reserves (b)	3,579	-	(2,164)	(984)	431

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

As of December 31, 2002, the Company had terminated the employment of all affected employees. The remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis. The information technology assets were disposed of during the fourth quarter of 2002.

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter of 2001 and a net reversal of $0.2 million in adjustments to the third quarter 2001 restructuring charges (see section above entitled "Third Quarter 2001").

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

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees will continue to work on transition until March 31, 2002 when the outsourcing project is scheduled to be completed and transitioned to the third party. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. The lease was vacated during the second quarter of 2002.

2001 Activity/Changes in Fourth Quarter 2001 Restructuring Reserves.    Fourth quarter 2001 restructuring reserves in the amount of $3.8 million and $1.0 million are included in the Company's accrued restructuring charges and fixed asset reserves, respectively, as of December 31, 2001. The fourth quarter 2001 restructuring charges are summarized below:

		Utilized
Fourth Quarter 2001 Restructuring Actions:	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$1,503	$-	$-	$1,503

Europe Reorganization:
Severance and benefits (a)	591	-	-	591
Lease cancellations (a)	1,698	-	-	1,698
Leasehold improvements, furniture and equipment (b)	983	-	-	983

	3,272	-	-	3,272

	$4,775	$-	$-	$4,775

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,792	$-	$-	$3,792
Fixed asset reserves (b)	983	-	-	983

	$4,775	$-	$-	$4,775

  (a)
  Amounts represent primarily cash charges.
  (b)
  Amounts represent primarily non-cash charges.

2002 Activity/Changes in Fourth Quarter 2001 Restructuring Reserves.    The fourth quarter 2001 restructuring actions were completed at December 31, 2002. Utilization of and other activity relating to the fourth quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

		Utilized
Fourth Quarter 2001 Restructuring Actions	Balance 12/31/01				Balance 12/31/02
		Cash	Non-Cash	Reversals
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$1,503	$(1,463)	$-	$(40)	$-

Europe Reorganization:
Severance and benefits (a)	591	(591)	-	-	-
Lease cancellations (a)	1,698	(1,670)	-	(28)	-
Leasehold improvements, furniture and equipment (b)	983	-	(983)	-	-

	3,272	(2,261)	(983)	(28)	-

	$4,775	$(3,724)	$(983)	$(68)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,792	$(3,724)	$-	$(68)	$-
Fixed asset reserves (b)	983	-	(983)	-	-

	$4,775	$(3,724)	$(983)	$(68)	$-

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

1999 Activity/Changes in 1999 Restructuring Reserves.    The 1999 restructuring reserves originally totaled $67.8 million of which $2.0 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $31.8 million are included in the Company's balance sheet as of December 31, 1999, in accrued restructuring charges, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 1999 are summarized below:

		Utilized
1999 Restructuring Actions:	Original Charge				Balance 12/31/99
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling (b)	$12,150	$-	$(4,451)	$-	$7,699
Inventory (b)	4,620	-	(3,864)	-	756
Purchase commitments (a)	3,440	(2,723)	-	-	717

	20,210	(2,723)	(8,315)	-	9,172

U.S. Reorganization:
Severance and benefits (a)	9,700	(6,106)	-	(2,000)	1,594
Leasehold improvements/furniture (b)	4,300	-	(1,204)	-	3,096
Lease terminations (a)	3,000	(632)	-	-	2,368

	17,000	(6,738)	(1,204)	(2,000)	7,058

France/Scotland Consolidation:
Contract obligations (a)(c)	2,610	(974)	(110)	-	1,526
Severance and benefits (a)	984	(944)	-	-	40
Lease cancellations (a)	399	(221)	(9)	-	169
Leasehold improvements/furniture (b)	338	-	(121)	-	217
Other exit costs (b)	368	(94)	(239)	-	35

	4,699	(2,233)	(479)	-	1,987

Manufacturing Cessation — Avranches, France:
Equipment and fixtures (b)	2,845	-	-	-	2,845
Inventory (b)	228	-	-	-	228
Trade receivables (b)	287	-	(240)	-	47
Other commitments (a)(d)	1,359	-	-	-	1,359
Contract obligations (a)	1,581	-	-	-	1,581
Intangibles (b)	2,065	-	(2,065)	-	-
Other prepaid assets (b)	1,091	-	(1,091)	-	-
Severance and benefits (a)	3,891	(138)	-	-	3,753

	13,347	(138)	(3,396)	-	9,813

Clik! Product Streamlining:
Inventory (b)	3,344	-	(3,344)	-	-
Manufacturing equipment (b)	3,700	-	(1,579)	-	2,121
Purchase commitments (a)	4,448	(2,940)	-	-	1,508

	11,492	(2,940)	(4,923)	-	3,629

Longmont, Colorado:
Severance and benefits (a)	425	(300)	-	-	125
Prepaid royalties/development (b)	600	-	(600)	-	-

	1,025	(300)	(600)	-	125

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

Balance Sheet Breakout:
Accrued restructuring charges (a)	$32,205	$(15,072)	$(358)	$(2,000)	$14,775
Fixed asset reserves (b)	23,333	-	(7,355)	-	15,978
Inventory reserves (b)	8,192	-	(7,208)	-	984
Other prepaid/trade receivables (b)	4,043	-	(3,996)	-	47

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

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

2000 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $31.8 million are included in the Company's balance sheets as of December 31, 2000 and 1999, respectively, in accrued restructuring charges, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2000 are summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling (b)	$7,699	$-	$(6,510)	$(1,189)	$-
Inventory (b)	756	-	(748)	(8)	-
Purchase commitments (a)	717	(317)	-	(400)	-

	9,172	(317)	(7,258)	(1,597)	-

U.S. Reorganization:
Severance and benefits (a)	1,594	(1,594)	-	-	-
Leasehold improvements/furniture (b)	3,096	-	(3,096)	-	-
Lease terminations (a)	2,368	(1,568)	-	(800)	-

	7,058	(3,162)	(3,096)	(800)	-

France/Scotland Consolidation:
Contract obligations (a)(c)	1,526	(112)	-	-	1,414
Severance and benefits (a)	40	(40)	-	-	-
Lease cancellations (a)	169	(169)	-	-	-
Leasehold improvements/furniture (b)	217	(82)	(135)	-	-
Other exit costs (b)	35	(35)	-	-	-

	1,987	(438)	(135)	-	1,414

Manufacturing Cessation — Avranches, France:
Equipment and fixtures (b)	2,845	(566)	(2,279)	-	-
Inventory (b)	228	-	(228)	-	-
Trade receivables (b)	47	-	-	-	47
Other commitments (a)(d)	1,359	(848)	-	-	511
Contract obligations (a)	1,581	-	-	-	1,581
Severance and benefits (a)	3,753	(3,258)	-	-	495

	9,813	(4,672)	(2,507)	-	2,634

Clik! Product Streamlining:
Manufacturing equipment (b)	2,121	-	(604)	(1,517)	-
Purchase commitments (a)	1,508	(596)	(12)	(900)	-

	3,629	(596)	(616)	(2,417)	-

Longmont, Colorado:
Severance and benefits (a)	125	(125)	-	-	-

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

Balance Sheet Breakout:
Accrued restructuring charges (a)	$14,775	$(8,662)	$(12)	$(2,100)	$4,001
Fixed asset reserves (b)	15,978	(648)	(12,624)	(2,706)	-
Inventory reserves (b)	984	-	(976)	(8)	-
Trade receivables (b)	47	-	-	-	47

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

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

2001 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $3.0 million are included in the Company's balance sheets as of December 31, 2001 and

2000, respectively, in accrued restructuring charges and trade receivables. Utilization of the 1999 restructuring reserves during the year ended December 31, 2001 is summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/00			Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
France/Scotland Consolidation:
Contract obligations (a)(c)	$1,414	$-	$-	$1,414

Manufacturing Cessation — Avranches, France:
Trade receivables (b)	47	-	(47)	-
Other commitments (a) (d)	511	(433)	(62)	16
Contract obligations (a)	1,581	-	-	1,581
Severance and benefits (a)	495	(495)	-	-

	2,634	(928)	(109)	1,597

	$4,048	$(928)	$(109)	$3,011

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,001	$(928)	$(62)	$3,011
Trade receivables (b)	47	-	(47)	-

	$4,048	$(928)	$(109)	$3,011

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

The contract obligations in France remained under dispute and therefore had not been settled. The Company was unable to predict when the litigation relating to these obligations would be resolved. Thus there was no utilization of the contract obligation reserves during year ended December 31, 2001.

2002 Activity/Changes in 1999 Restructuring Reserves.    During the second quarter of 2002, the litigated contract obligations associated with Avranches, France were dismissed by the court and the related $1.6 million of reserves were reversed. During the fourth quarter of 2002, a settlement of approximately $1.0 million was reached on the litigation surrounding the France/Scotland consolidation and the remaining $0.4 million of reserves were released. The settlement is subject to appeal, and certain other claims remain open, therefore, no assurance can be given that the Company's cessation of manufacturing operations in France will not result in significant additional legal or other costs.

Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2002 are summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/01				Balance 12/31/02
		Cash	Non-Cash	Reversals
	(In thousands)
France/Scotland Consolidation:
Contract obligations (a)(b)	$1,414	$(1,039)	$-	$(375)	$-

Manufacturing Cessation — Avranches, France:
Other commitments (a)	16	(3)	-	(13)	-
Contract obligations (a)	1,581	-	-	(1,581)	-

	1,597	(3)	-	(1,594)	-

	$3,011	$(1,042)	$-	$(1,969)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,011	$(1,042)	$-	$(1,969)	$-

(a)
Amounts represent primarily cash charges.
(b)
Amounts relate to commitments associated with manufacturing of floppy drives.

2002 As Compared to 2001

Sales

Total sales for 2002 of $614.4 million decreased by $216.7 million, or 26.1%, compared to 2001 total sales of $831.1 million. This decrease was primarily a result of lower Zip drive and disk sales and to a lesser extent, lower Jaz, CD-RW and PocketZip product sales partially offset by sales from new HDD products and new NAS product offerings with increased capacities. In addition to the decrease in unit volumes, the decrease in total sales was also affected by lower prices, reflecting overall market pricing pressures and the pricing of competitive product offerings.

Sales of Zip products in 2002 were $478.5 million, representing a $154.7 million, or 24.4%, decrease from 2001 Zip sales of $633.2 million. Sales of Zip products accounted for 77.9% of total sales in 2002, compared to 76.2% of total sales in 2001. Zip drive sales of $287.1 million in 2002, decreased by $99.8 million, or 25.8%, compared to 2001. Zip drive units decreased by 22.5% from 2001. Zip OEM drive units accounted for approximately 53% of total Zip drive units in 2002, compared to approximately 51% in 2001. Price reductions on Zip 100MB and Zip 250MB drives and price protection recorded as a result of pricing actions on those two products following the introduction of the Zip 750MB drive and a higher mix of OEM shipments were offset by a shift away from lower priced Zip 100MB products and lower rebates during 2002, compared to 2001. Zip disk sales of $190.7 million for 2002, decreased by $54.4 million, or 22.2%, compared to 2001. Zip disk units decreased by 19.1% from 2001. Zip disk sales decreased more than Zip disk units primarily due to lower prices on Zip 100MB and Zip 250MB disks and price protection recorded as a result of pricing actions on those two products following the introduction of Zip 750MB disks, partially offset by lower rebates. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company's best estimate of those impacts. When compared to 2001, lower drive and disk units (net of product mix) accounted for approximately $121 million of the decrease in Zip product sales and pricing actions accounted for approximately $34 million of the decrease in Zip product sales. Included in the $34 million decrease in sales from pricing actions was a $2.0 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals associated with the settlement of a legal dispute related to collection issues with a customer. Although sales related to the newly introduced Zip 750MB drive are expected to increase in 2003, the decline in total Zip product sales is expected to continue in 2003.

CD-RW product sales were $79.5 million in 2002, representing a $24.0 million, or 23.2%, decrease compared to 2001 CD-RW sales of $103.5 million. CD-RW product sales represented 12.9% of total sales in 2002, compared to 12.5% in 2001. CD-RW drive units decreased by 11.9% when compared to 2001. CD-RW drive sales decreased more than CD-RW drive units due to pricing actions. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company's best estimate of those impacts. When compared to 2001, pricing actions of approximately $13 million taken to meet competitive pressures and lower units (net of product mix) of approximately $11 million accounted for the lower CD-RW sales. Included in the $13 million decrease in sales due to pricing actions was a $1.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated. The lower CD-RW units for 2002 resulted primarily from the Company's decision in the second quarter of 2001 to exit the internal CD-RW drive business and from supply constraints experienced during the early part of the 2002 first quarter. The Company believes that the overall external CD-RW market will continue to contract and expects CD-RW sales to decline in 2003 as more personal computers are purchased with built-in CD-RW drives and as aftermarket customers continue to prefer less expensive aftermarket internal drives over aftermarket external drives. Both of these factors have also created a downward pressure on prices.

Jaz product sales in 2002 were $14.0 million, representing a $50.9 million, or 78.4%, decrease compared to 2001 Jaz sales of $64.9 million. Jaz product sales accounted for 2.3% of total sales in 2002, compared to 7.8% in 2001. Jaz drive and disk units decreased by 98.2% and 67.4%, respectively, when compared 2001. The lower volumes resulted from the Company's decision in early 2002 to discontinue the Jaz drive.

PocketZip product sales were $1.0 million in 2002, representing a $5.9 million, or 85.6%, decrease compared to 2001 PocketZip sales of $6.9 million due to the Company's decision in early 2002 to discontinue the PocketZip product line. Included in the $5.9 million decrease in PocketZip sales was a $0.4 million release of price protection accruals recorded in prior periods that were not claimed as originally estimated.

Other product sales were $41.3 million in 2002, representing an $18.7 million, or 83.0%, increase compared to 2001 sales of $22.6 million. The increase in Other product sales resulted primarily from increased external hard drive product sales of $16.4 million, comprised of $17.7 million for portable and desktop HDD drive sales which began shipping during the second quarter of 2002 partially offset by lower Peerless sales of $1.3 million, which began shipping in the second quarter of 2001. NAS sales of $7.2 million also added to the increased Other product sales. These increases were partially offset by lower FotoShow sales of $2.9 million and lower Compact Flash, Microdrive, Smart Media and other sales of $2.0 million. Included in the $18.7 million increase in Other product sales was a $0.6 million release of price protection accruals recorded in prior periods that were not claimed as originally estimated and which related primarily to FotoShow, Microdrive and SmartMedia.

Geographically, sales in the Americas totaled $396.9 million, or 64.6% of total sales, in 2002, compared to $566.1 million, or 68.2% of total sales, in 2001. The decrease in sales dollars was primarily due to lower Zip sales and to a lesser extent, lower Jaz and CD-RW sales. Sales in Europe totaled $170.9 million, or 27.8% of total sales, in 2002, compared to $207.3 million, or 24.9% of total sales, in 2001. The decrease in sales dollars was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $46.6 million, or 7.6% of total sales, in 2002, compared to $57.7 million, or 6.9% of total sales, in 2001. The decrease in sales dollars was primarily due to lower Zip sales.

Gross Margin

The Company's overall gross margin in 2002 was $236.1 million, or 38.4%, compared to $185.6 million, or 22.3%, for 2001. Gross margins for 2002 included $10.7 million of impairment charges relating to the agreement to sell the Penang Manufacturing Subsidiary, a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals for the settlement of a legal dispute related to collection issues with a customer. Gross margins for 2001 included non-restructuring charges of $70.1 million recorded in the second and third quarters of 2001. The improved gross margin percentage resulted primarily from higher Zip and CD-RW gross margin percentages, lower non-restructuring charges, the rebate and price protection accrual releases (including the legal settlement of a customer collection dispute during the fourth quarter of 2002) and a higher mix of Zip sales compared to sales of lower margin products, partially offset by Penang Manufacturing Subsidiary impairment charges.

Zip gross margin percentage was 46.3% for 2002 compared to 38.6% for 2001. Zip gross margins for 2002 included $10.6 million of impairment charges resulting from the agreement to sell the Penang Manufacturing Subsidiary, a $2.0 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals for the settlement of a legal dispute related to collection issues with a customer. The 2001 Zip gross margins included Zip non-restructuring charges of $12.0 million. Aside from these items in 2002 and 2001, the increase in Zip gross margins during 2002 resulted from a continuing trend away from Zip 100MB products, a higher mix of Zip disk sales, lower material costs, lower manufacturing overhead and other cost reductions resulting from the Company's restructuring and other actions implemented during the second half of 2001.

Despite the lower sales discussed above, CD-RW gross margins improved by $41.3 million in 2002, which improvement reflected $17.5 million of non-restructuring charges recorded in 2001. Aside from the non-restructuring charges, the increase in CD-RW gross margins were due primarily to significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model and other cost reductions resulting from the Company's restructuring and other actions implemented during the second half of 2001.

Management believes that the gross margin percentages reported for 2002 will be difficult to achieve in future periods due primarily to lower Zip sales, possible changes in the Zip disk and drive mix and expected future price reductions. In addition, if the Company adds incremental non-Zip product sales, such products will likely have lower gross margin percentages.

Future gross margin percentages will depend on a number of factors including: pricing actions or promotions, including those designed to increase demand for Zip products; the mix between Zip products compared to sourced products such as CD-RW, HDD and NAS; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB, Zip 250MB and Zip 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the strength or weakness of foreign currencies, especially the Euro; the impact of any future material cost reductions; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products;

potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); significant price competition given that CD-R and CD-RW discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

During 2001, the Company recorded non-restructuring charges of $77.1 million and restructuring charges of $39.0 million. The non-restructuring charges affected all of the product segment PPM's. For a more detailed discussion on these charges, see the sections above entitled "Non-Restructuring Charges" and "Restructuring Charges/Reversals". During 2002, the Company recorded $10.7 million of impairment charges relating to the agreement to sell the Penang Manufacturing Subsidiary which affected primarily the Zip product segment and also released $2.4 million of restructuring reserves originally recorded in prior years. For a more detailed discussion of these impairment charges see the section above entitled "Penang Manufacturing Subsidiary Impairment Charges".

Total PPM for 2002 of $166.4 million increased $133.9 million, or 412.8%, compared to total PPM of $32.5 million in 2001. Total PPM as a percentage of sales was 27.1% in 2002 compared to 3.9% in 2001. The $133.9 million increase in total PPM resulted primarily from $71.4 million of non-restructuring charges recorded in 2001, lower operating product losses in CD-RW, higher Zip operating PPM, lower operating product losses in Other products and PocketZip, partially offset by $10.7 million of impairment charges relating to the agreement to sell the Penang Manufacturing Subsidiary.

Zip PPM for 2002 was $175.4 million and increased by $22.3 million, or 14.6%, compared to Zip PPM of $153.1 million for 2001. Zip PPM for 2002 included $10.6 million of impairment charges related to the agreement to sell the Company's Penang Manufacturing Subsidiary while Zip PPM for 2001 included $12.0 million of non-restructuring charges. Aside from the non-restructuring charges and impairment charges, Zip PPM increased primarily from higher gross margins and significantly lower operating expenses reflecting the benefits of the Company's restructuring and other actions implemented during the second half of 2001 and lower amortization expenses. Lower goodwill amortization expense of $3.7 million in 2002 resulted from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets". Zip PPM as a percentage of Zip sales increased to 36.7% for 2002, compared to 24.2% for 2001. This percentage increase resulted primarily from higher gross margin percentages and significantly lower operating expenses reflecting the benefits of the Company's restructuring and other actions implemented during the second half of 2001.

CD-RW product loss for 2002 was $3.6 million and was lower by $49.4 million, or 93.1%, compared to a CD-RW product loss of $53.0 million for 2001. The 2001 CD-RW product loss included non-restructuring charges of $17.5 million and restructuring charges of $1.3 million. Aside from the non-restructuring and restructuring charges, the lower CD-RW product loss in 2002 was due primarily to higher gross margins and lower operating expenses reflecting the benefits of the Company's restructuring and other actions implemented during the second half of 2001. CD-RW product loss as a percentage of CD-RW sales was (4.6)% for 2002, compared to (51.2)% for 2001. This percentage improvement resulted primarily from higher gross margin percentages and significantly lower operating expenses reflecting the benefits of the Company's restructuring and other actions implemented during the second half of 2001.

Jaz PPM for 2002 was $5.2 million and decreased by $13.2 million, or 72.0%, compared to Jaz PPM of $18.4 million for 2001. The lower Jaz PPM resulted primarily from lower units reflecting the Company's decision to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 36.7% for 2002, compared to 28.4% for 2001, primarily from a significantly higher mix of disk to drive sales in 2002.

PocketZip PPM for 2002 was $1.4 million and improved $38.8 million, or 103.8%, compared to a PocketZip product loss of $37.4 million for 2001. The 2001 PocketZip product loss included non-restructuring charges of $21.5 million. The improved PPM resulted primarily from the Company's decision to discontinue the PocketZip segment, no non-restructuring charges during 2002 and from the favorable settlement of certain supplier inventory claims.

Other product loss for 2002 was $12.0 million and improved by $36.6 million, or 75.4%, compared to an Other product loss of $48.6 million in 2001. The decrease in Other product loss resulted primarily from $20.4 million of non-restructuring charges recorded in 2001, primarily associated with FotoShow, Microdrive, CompactFlash, SmartMedia, software and Peerless. The decrease in Other product loss also resulted from the elimination of product losses on FotoShow and lower product losses associated with Peerless resulting from start-up costs during 2001, partially offset by product losses and start-up costs associated with the portable and desktop HDD drives (which began shipping during the second quarter of 2002) and NAS products.

General corporate expenses that were not allocated to PPM of $97.0 million in 2002, decreased $12.2 million, or 11.2%, compared to $109.2 million for 2001. The $12.2 million decrease was comprised primarily of $15.7 million in headcount and other cost reduction actions taken in the second half of 2001 and $9.8 million of marketing program releases related primarily to changes in estimates associated with prior period programs (see marketing accrual discussion below) partially offset by $5.4 million in litigation expenses and $7.9 million in bonus, profit sharing and 401(k) costs.

Selling, General and Administrative Expenses (Including Bad Debt Expense or Credits)

Selling, general and administrative expenses (including bad debt) of $130.4 million for 2002 decreased by $86.7 million, or 39.9%, compared to $217.1 million for 2001. The decrease in selling, general and administrative expenses resulted primarily from headcount and other cost reduction actions taken in the second half of 2001 and from $7.0 million of non-restructuring charges recorded during 2001. The $86.7 million decrease was comprised of a $26.8 million decrease in marketing expenses due to lower marketing expenditures and $11.2 million of marketing program accrual releases during 2002 (see marketing accrual discussion below for more detail on the $11.2 million of marketing program accrual release), a $25.5 million decrease in professional fees, a $17.0 million decrease in depreciation of furniture and leasehold improvements related to the closure of facilities, a $16.9 million decrease in salaries, benefits and commissions, a $10.2 million improvement in bad debt and $0.6 million in other cost reductions partially offset by $5.4 million in higher litigation expenses and a $4.9 million increase in bonus, profit sharing and 401(k) costs.

As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of marketing programs increased significantly. The volume of marketing programs decreased during 2002. The Company has undertaken an effort to evaluate the programs and the related processes, accruals and deductions. Based on the efforts in 2002, the Company revised its estimate of required marketing program accruals during 2002 and released approximately $10.4 million in marketing program accruals in the United States and an additional $0.8 million in Europe, for a total of $11.2 million, that related primarily to changes in estimates associated with prior period programs (included in the $26.8 million decrease in marketing expenditures described above). This compares to $3.2 million of marketing program accruals released during 2001 (included in the $26.8 million decrease in marketing expenditures described above).

The $10.2 million improvement in bad debt resulted primarily from improved collections, improved agings and lower receivables during 2002 and from the release of reserves that had been previously established in 2001 for specific customers with whom the Company was having collection issues. During 2001, the

Company recorded a specific $3.5 million bad debt reserve for a U.S. customer because the Company believed that this customer's financial position was seriously deteriorating, the age of the customer's account and several failed collection attempts. During 2002, the Company reached a settlement with this U.S. customer and released $1.5 million of the reserve. Also during 2001, the Company recorded specific bad debt reserves of $1.6 million associated with European customers for which the Company had cancelled distribution contracts early in the fourth quarter. These customers were refusing to pay on their accounts. During 2002 the majority of the $1.6 million specific reserve for European customers was released as the customers paid on a majority of their balances, with only a minimal portion being utilized. At December 31, 2002, the Company had $1.8 million in trade receivables in excess of 180 days past due compared to $13.3 million at December 31, 2001.

Selling, general and administrative expenses (including bad debt) decreased as a percentage of sales to 21.2% for 2002, from 26.1% for 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined. The decline in selling, general and administrative expenses was due to specific restructuring actions and other cost reduction efforts, $7.0 million of non-restructuring charges recorded during 2001 and from the marketing program releases and reduction in bad debt expense as discussed above.

Research and Development Expenses

Research and development expenses of $36.2 million for 2002 decreased by $13.3 million, or 26.8%, when compared to $49.5 million for 2001. The lower research and development expenses during 2002 resulted primarily from headcount reductions and lower project expenses associated with Zip, Peerless and CD-RW, partially offset by project expenses associated with the development of higher capacity removable storage products and NAS products. The development of higher capacity removable storage products included work on a small-form factor removable flexible magnetic storage device that is expected to have a capacity of about 1.5GB and a small-form factor, removable hard disk storage system that is expected to have a capacity of approximately 35GB. The Company is also continuing its efforts to expand software applications to be used with the Company's current product offerings to provide additional value to the customer, such as a DVD burning capability to be added to the HotBurn CD burning software and data protection/data mobility applications like Iomega Automatic Backup and Iomega Sync.

Research and development expenses were relatively flat as a percentage of sales, 5.9% in 2002 and 6.0% in 2001. Research and development expenses are anticipated to increase in 2003 in absolute dollars as the Company continues development of the advanced technology products described above.

Interest and Other Income and Expense

Interest income of $8.6 million during 2002 decreased $7.2 million from $15.8 million during 2001. Significantly lower interest rates were partially offset by higher average cash, cash equivalents and temporary investment balances.

Interest expense of $1.1 million during 2002 increased $0.7 million from $0.4 million during 2001 primarily as a result of interest expense associated with the amortization of bond holdings in the Company's temporary investment portfolio.

Other expense of $3.5 million during 2002 increased $2.0 million from $1.5 million during 2001 primarily from the write off of the $1.5 million carrying value of a research and development venture investment which was included in other assets, from higher bank and management fees associated with the higher average cash, cash equivalent and temporary investment balances and from higher foreign currency losses.

Income Taxes

For 2002, the Company recorded a net income tax provision of $41.2 million on pre-tax income of $75.9 million, which reflected an income tax provision of $31.0 million, an additional tax provision of $39.6 million related to the Company's earnings previously considered to be permanently invested in non-U.S. operations and a benefit of $29.4 million resulting from a decrease in the valuation allowance for net deferred tax assets. The $39.6 million additional provision resulted from the agreement to sell the Company's Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the agreement to sell the Penang Manufacturing Subsidiary and the $29.4 million decrease related to the reduction in the valuation allowance, the adjusted effective tax rate for 2002 was 40.8%. The effective tax rate was higher than the statutory rate of 39% primarily resulting from non-deductible permanent items.

For 2001, the Company recorded an income tax benefit of $12.8 million on a pre-tax loss of $106.1 million reflecting an income tax benefit of $42.0 million, partially offset by a $29.2 million increase in the valuation allowance for net deferred tax assets. Excluding the $29.2 million increase in the valuation allowance, the effective tax benefit rate for 2001 was 39.6%. The effective tax rate was higher than the statutory rate of 39% primarily resulting from non-deductible permanent items.

The realizability of the deferred tax assets is evaluated quarterly in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

The Company's decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision during the third quarter of 2002 for the Company's foreign earnings that were previously considered permanently invested in non-U.S. operations. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million in the third quarter of 2002. The release of the valuation allowance on the U.S. deferred tax assets resulted from the Company no longer being in a net deferred tax asset position. The resulting net deferred tax liability position was primarily due to the $39.6 million provision on the Company's foreign earnings that were considered permanently invested in non-U.S. operations. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to later repatriate these foreign earnings to the United States.

During 2002, the Company recorded a $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the agreement to sell the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with net U.S. operating loss carryforwards ("NOLs"). The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company's 2001 tax net operating loss.

During the third quarter of 2001, the Company established a U.S. valuation allowance totaling $28.7 million for a portion of its U.S. deferred tax assets. After considering its forecasts of taxable income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the third quarter of 2001. The remaining $0.5 million increase in the valuation allowance related to an increase in the foreign net deferred tax assets associated with foreign NOLs.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. At December 31, 2002, the Company had $34.4 million of deferred tax assets related to U.S. NOLs, which reflected a tax benefit of approximately $88 million in future U.S. tax deductions. The U.S. federal NOLs expire at various dates beginning in 2022 and the U.S. state NOLs expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.2 million for net deferred tax assets related to foreign NOLs, which reflect a tax benefit of approximately $35 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs related. The largest of these foreign NOLs relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign NOLs related to Nomai S.A. are not likely to be realized in the future.

Net deferred tax liabilities for the Company at December 31, 2002 were $27.5 million. As of December 31, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $110.0 million have been accrued on unremitted foreign earnings of $282.1 million. During the third quarter of 2002, taxes were provided on all earnings previously considered to be permanently invested in non-U.S. operations.

Quarterly Information

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001. The information for 2001 has been reclassified to show the effects of EITF 00-25 which resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The reclassification by quarter was $1.2 million, $0.3 million, $0.2 million and $1.5 million for the first, second, third and fourth quarters of 2001, respectively.

Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$178,897	$145,208	$136,416	$153,842	$614,363
Gross margin	72,526	54,946	46,009	62,643	236,124
Pre-tax income	26,598	17,769	7,273	24,249	75,889
Net income (loss)	31,209	11,457	(25,747)	17,800	34,719
Net income (loss) per common share:
Basic and Diluted	$0.61	$0.22	$(0.50)	$0.35	$0.68
Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$277,010	$183,689	$181,965	$188,430	$831,094
Gross margin	84,520	6,956	32,106	62,008	185,590
Pre-tax income (loss)	16,189	(58,174)	(70,304)	6,164	(106,125)
Net income (loss)	9,832	(35,855)	(71,152)	3,896	(93,279)
Net income (loss) per common share:
Basic and Diluted	$0.18	$(0.66)	$(1.32)	$0.07	$(1.74)

Operating expenses for the first quarter of 2002 included $4.0 million of litigation accruals for a patent infringement lawsuit and $1.8 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled "Marketing Program Accruals" for more detail). Net income for the first quarter of 2002 also included a $15.8 million decrease in the valuation allowance for net deferred tax assets which resulted primarily from the passage of the Job Creation and Worker Assistance Act of 2002 (see the subsection above entitled "Income Taxes" for more detail).

Operating expenses for the second quarter of 2002 included restructuring reversals of $2.2 million (see the section above entitled "Restructuring Charges/Reversals" for more detail) and $2.6 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled "Marketing Program Accruals" for more detail). Net income for the second quarter of 2002 also included a $0.7 million decrease in the valuation allowance related to foreign net deferred tax assets.

Gross margin for the third quarter of 2002 included $10.7 million of impairment charges recorded in cost of goods sold related to the agreement to sell the Penang Manufacturing Subsidiary. Operating expenses for the third quarter of 2002 included $3.5 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled "Marketing Program Accruals" for more detail) and $0.2 million of restructuring reversals. Net income for the third quarter of 2002 also included an additional $39.6 million in tax provisions related to the agreement to sell the Penang Manufacturing Subsidiary, partially offset by a $12.8 million decrease in the valuation allowance for net deferred tax assets (see the subsection above entitled "Income Taxes" for more detail).

Sales for the fourth quarter of 2002 included $4.2 million for the release of rebate and price protection accruals recorded in prior periods related to changes in estimates and $1.4 million for the settlement of a legal dispute related to collection issues with a customer. Operating expenses for the fourth quarter of 2002 included $3.3 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled "Marketing Program Accruals" for more detail) and a $1.5 million gain from the settlement of the legal dispute related to collection issues. Net income for the fourth quarter of 2002 also included a $0.1 million decrease in the valuation allowance related to foreign net deferred tax assets and a $3 million release of tax reserves.

Operating expenses for the first quarter of 2001 included $1.7 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs.

Gross margin for the second quarter of 2001 included non-restructuring charges of $44.9 million, recorded in cost of goods sold, primarily reflecting write-downs of HipZip, FotoShow, CD-RW, Zip and other inventory and equipment and loss accruals for related supplier purchase commitments. Operating expenses for the second quarter of 2001 included restructuring charges of $1.1 million and $1.0 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs. Operating expenses for the second quarter of 2001 also included non-restructuring charges of $1.1 million reflecting the separation agreement with Mr. Bruce Albertson, the Company's former President and Chief Executive Officer. See the sections above entitled "Non-Restructuring Charges" and "Restructuring Charges/Reversals" for more detail of the non-restructuring and restructuring charges, respectively.

Gross margin for the third quarter of 2001 included non-restructuring charges of $25.2 million, recorded in cost of goods sold, primarily reflecting write-downs of CD-RW, HipZip, FotoShow, Zip, Peerless, PocketZip and other inventory and equipment and other assets and charges associated with various contractual arrangements and supplier commitments. Operating expenses for the third quarter of 2001 included restructuring charges of $33.3 million. Net income for the third quarter of 2001 also included a $28.7 million increase in the valuation allowance for net deferred tax assets. See the sections above entitled "Non-Restructuring Charges" and "Restructuring Charges/Reversals" for more detail of the non-restructuring and restructuring charges, respectively.

Operating expenses for the fourth quarter of 2001 included restructuring charges of $4.6 million (see the section above entitled "Restructuring Charges/Reversals" for more detail).

2001 As Compared to 2000

Sales

Total sales for 2001 of $831.1 million decreased by $469.1 million, or 36.1%, compared to 2000 total sales of $1,300.2 million. This decrease was due primarily to lower Zip, Jaz and CD-RW sales. In addition to the decrease in unit volumes, the decrease in total sales was also affected by price reductions and rebates, reflecting overall market pricing pressures and the pricing of competitive product offerings.

Sales of Zip products in 2001 were $633.2 million, representing a $351.6 million, or 35.7%, decrease from 2000 Zip sales of $984.8 million. Sales of Zip products accounted for 76.2% of total sales in 2001, compared to 75.7% of total sales in 2000. Zip drive sales of $386.9 million in 2001, decreased by $184.8 million, or 32.3%, compared to 2000. Zip drive sales for 2000 included a $3 million reversal of reserves in the second quarter for prior Zip drive rebate programs due to lower than estimated redemption rates. The prior Zip rebate program ended on May 31, 2000. Zip drive units decreased by 25.4% from 2000. The decline in Zip drive sales was primarily a result of lower units, increased rebate programs, lower prices from competition from other storage solutions (primarily CD-RW products), and a higher mix of OEM sales in 2001, partially offset by a higher mix of Zip 250MB drives. Zip OEM drive units accounted for 51% of total Zip drive units in 2001, compared to 43% in 2000. Zip disk sales of $245.1 million for 2001, decreased by $164.9 million, or 40.2%, compared to 2000. Zip disk units decreased by 37.2% from 2000. The decline in Zip disk sales was primarily a result of lower units, increased rebate programs and lower prices for 2001 from competition from other storage solutions (primarily CD-RW products) partially offset by a higher mix of Zip 250MB disks. Zip disk sales for 2000 included a $3 million reversal of reserves in the second quarter for prior Zip disk rebate programs which ended on May 31, 2000. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company's best estimate of those impacts. When compared to 2000, lower drive and disk units (net of favorable product mix) accounted for approximately $273 million of the decrease in Zip product sales and pricing actions accounted for approximately $79 million of the decrease in Zip product sales.

CD-RW product sales were $103.5 million in 2001, representing a $20.2 million, or 16.3%, decrease compared to 2000 CD-RW product sales of $123.7 million. CD-RW product sales represented 12.5% of total sales in 2001, compared to 9.5% in 2000. CD-RW drive units increased by 8.6% when compared to 2000. During the fourth quarter of 2001, the Company decided to exit the internal CD-RW drive business, primarily because of intense pricing pressures and a more limited ability to offer a differentiated product. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company's best estimate of those impacts. When compared to 2000, pricing actions accounted for approximately $37 million of the decrease in CD-RW sales which was partially offset by higher units of approximately $17 million.

Jaz product sales in 2001 were $64.9 million, representing a $96.9 million, or 59.9%, decrease compared to 2000 Jaz product sales of $161.8 million. Jaz product sales accounted for 7.8% of total sales in 2001, compared to 12.4% in 2000. Jaz drive and disk units decreased by 60.5% and 56.3%, respectively, when compared to 2000. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company's best estimate of those impacts. When compared to 2000, lower units (net of favorable product mix) resulted in approximately $98 million of the decrease in Jaz sales, which was partially offset by a $1 million increase in prices resulting from fewer pricing actions in 2001. The decrease in Jaz product sales is the result of the Company's decision to discontinue the Jaz drive and from competing products.

PocketZip product sales were $6.9 million in 2001, representing a $13.4 million, or 65.9%, decrease compared to 2000 PocketZip product sales of $20.3 million. PocketZip product sales accounted for 0.8% of total sales in 2001 compared to 1.6% in 2000. PocketZip drive and disk units decreased by 35.6% and 37.4%, respectively, compared to 2000. When compared to 2000, lower units (net of favorable product mix) resulted in approximately $11 million of the decrease in PocketZip product sales and lower prices resulted in approximately $2 million of the decrease in PocketZip product sales. As a result of the decrease in PocketZip product sales, the Company decided to discontinue the PocketZip segment.

Other product sales were $22.6 million in 2001, representing a $13.1 million, or 136.9%, increase compared to 2000 Other product sales of $9.5 million. The increased Other product sales resulted primarily from the addition of new products partially offset by lower Ditto product sales. These new products included the Peerless drive system, which began shipping late in the second quarter of 2001; FotoShow, which began shipping in the fourth quarter of 2000; sourced products such as Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards and DataSafe networked attached storage servers, which also began shipping in 2001 and software. As a result of product losses, the Company decided to discontinue the FotoShow, Microdrive, CompactFlash and SmartMedia products. The Peerless drive faced significant cost challenges in light of continued price reductions in the portable HDD market segment and, as a result, the Company launched its line of HDD drives in 2002 with the goal of achieving improved competitiveness in this market segment.

Geographically, sales in the Americas were $566.1 million in 2001 compared to $855.1 million in 2000 and accounted for 68.2% of total sales in 2001, as compared with 65.8% of total sales in 2000. The Americas sales decrease of $289.0 million in 2001 was primarily a result of lower Zip, Jaz and CD-RW sales. Sales in Europe were $207.3 million, and accounted for 24.9% of total sales in 2001, as compared to $335.0 million, or 25.7% of total sales, in 2000. The Europe sales decrease of $127.7 million in 2001 was primarily a result of lower Zip and Jaz sales. Sales in Asia were $57.7 million, or 6.9% of total sales in 2001, compared to $110.1 million, or 8.5% of total sales, in 2000. The Asia sales decrease of $52.4 million in 2001 resulted from lower Zip and Jaz sales.

Gross Margin

The Company's overall gross margin in 2001 was $185.6 million, or 22.3%, compared to $489.7 million, or 37.7%, in 2000. The decrease in gross margin of $304.1 million was due primarily to lower Zip, Jaz and CD-RW sales, significantly lower CD-RW gross margins and non-restructuring charges of $70.1 million in 2001, offset in part by non-restructuring charges of $7.4 million in 2000. The gross margin percentage decrease resulted primarily from lower CD-RW gross margins caused by intense pricing pressures and from lower Zip gross margins which declined from 43.4% in 2000 to 38.6% in 2001. The Zip gross margin declines from 2000 to 2001 were largely due to $12.0 million of non-restructuring charges in 2001 (see the section above entitled "Non-Restructuring Charges" for more information about the charges), lower volumes, pricing actions, a lower mix of disk to drive sales and a $6 million reversal of reserves in 2000 related to prior Zip rebate programs as discussed above.

Product Segment PPM

During 2001, the Company recorded non-restructuring charges of $77.1 million and restructuring charges of $39.0 million. The non-restructuring charges affected all of the product segment PPM's. During 2000, the Company recorded non-restructuring charges of $7.4 million (affected PocketZip segment) and restructuring reversals of $4.8 million (affected Jaz and PocketZip segments). For a more detailed discussion on these charges, see the sections above entitled "Non-Restructuring Charges" and "Restructuring Charges/Reversals".

Total PPM for 2001 of $32.5 million decreased $267.9 million, or 89.2%, compared to total PPM of $300.4 million in 2000. Total PPM as a percentage of sales was 3.9% in 2001 compared to 23.1% in 2000. The $267.9 million decrease in total PPM resulted primarily from non-restructuring charges in 2001 of $71.4 million, restructuring charges of $1.3 million, a release in 2000 of $4.8 million of restructuring reserves recorded in prior years, lower Zip and Jaz PPM, greater product losses in CD-RW and Other product segments, partially offset by $7.4 million of non-restructuring charges in 2000.

Zip PPM in 2001 of $153.1 million decreased by $142.9 million, or 48.3%, when compared to Zip PPM of $296.0 million in 2000. Zip PPM as a percentage of Zip sales decreased to 24.2% in 2001, compared to 30.1% in 2000. The $142.9 million decrease in Zip PPM and the decrease in PPM percentage were due primarily to lower overall drive and disk units, pricing actions, $12.0 million of non-restructuring charges recorded in 2001, a lower mix of disk to drive sales and a higher mix of OEM sales, partially offset by a higher mix of Zip 250MB products and a $6 million reversal of reserves in 2000 related to prior Zip rebate programs as discussed above.

The CD-RW segment had a $53.0 million product loss, compared to a product loss of $1.7 million in 2000. CD-RW product loss as a percentage of CD-RW sales increased to (51.2%) in 2001 compared to (1.3%) of sales in 2000. This segment has lower margins than the Company's Zip and Jaz segments. The Company sources most of the CD-RW drives it sells. Product loss was negatively impacted by $17.5 million of non-restructuring charges and $1.3 million of restructuring charges recorded during 2001, price reductions and rebates as a result of pricing pressure, product costs not decreasing at the same rate as prices and additional royalty expenses for Iomega built Predator drives.

Jaz PPM in 2001 of $18.4 million decreased by $28.1 million, or 60.4%, compared to 2000 Jaz PPM of $46.5 million. Jaz PPM as a percentage of Jaz sales increased to 28.4% in 2001, compared to 28.7% in 2000. The decrease in Jaz PPM percentage resulted primarily from a $2.4 million release of restructuring reserves in 2000 that were recorded in prior years, partially offset by lower material scrap losses and lower marketing and advertising expenditures. Overall Jaz PPM decreased as a result of lower Jaz unit shipments and from a $2.4 million release of restructuring reserves in 2000 that were recorded in prior years.

PocketZip product loss of $37.4 million for 2001, deteriorated $5.3 million compared to a $32.1 million PocketZip product loss in 2000. PocketZip product loss as a percentage of PocketZip sales increased to (539.9%) in 2001 compared to (158.1%) of PocketZip sales in 2000. The higher PocketZip product loss in 2001 resulted primarily from $21.5 million of non-restructuring charges recorded during 2001, lower PocketZip sales due to pricing actions and lower units, the release of $2.4 million of restructuring reserves in 2000 that were recorded in prior years, partially offset by $7.4 million of non-restructuring charges recorded during 2000, product launch costs in 2000 associated with HipZip (introduced in the third quarter of 2000) and from lower depreciation expenses. The increase in PocketZip product loss as a percentage of PocketZip sales resulted primarily from lower sales.

Other product loss of $48.6 million deteriorated $40.2 million for 2001, compared to an Other product loss of $8.4 million for 2000. The increase in the Other product loss was primarily from $20.4 million of non-restructuring charges recorded during 2001, product losses of $15.8 million associated with FotoShow and to development and launch costs of $6.8 million associated with the Peerless drive system, which began shipping late in the second quarter of 2001.

General corporate expenses that were not allocated to segment PPM were $109.2 million in 2001, a decrease of $42.9 million, or 28.2%, when compared to $152.1 million in 2000. The decrease in general corporate expenses resulted primarily from a $15.9 million decrease in salaries and benefits due to lower headcount, a $15.0 million decrease in professional fees and lower bonus accruals of $9.8 million. The remainder of the decrease in general corporate expenditures was primarily from lower non-capital equipment purchases and lower depreciation.

Selling, General and Administrative Expenses (Including Bad Debt Expense or Credits)

Selling, general and administrative expenses of $217.1 million for 2001 decreased by $70.6 million, or 24.5%, when compared to 2000. The $70.6 million decrease in selling, general and administrative expenses resulted primarily from a $36.5 million decrease in marketing expenditures, a $13.6 million decrease in professional fees, a $9.8 million decrease in bonus accruals, a $12.4 million decrease in salaries, benefits, commissions and travel expenses due to headcount reductions and lower sales, a $5.5 million decrease in facilities and maintenance expenses due to cost reduction efforts and the closure of facilities in the fourth quarter and a $3.2 million decrease in depreciation and amortization due to the closure of facilities. These decreases were partially offset by $7.0 million in non-restructuring charges recorded during the second and third quarters of 2001 related to excess marketing assets, the cancellation of various marketing commitments, a severance agreement, impairment of information technology fixed assets and other charges. See the sections above entitled "Non-Restructuring Charges" for more information about the charges. The $36.5 million decrease in marketing expenditures includes $3.2 million of marketing accrual releases recorded during 2001 that related primarily to changes in estimates associated with prior period programs.

The decrease in selling, general and administrative expenses during 2001 was partially offset by a $9.8 million increase in bad debt expense due to a general deterioration in accounts receivable agings and collection issues with specific customers. The Company recorded a specific $1.5 million bad debt reserve in the second quarter and a specific $2.0 million bad debt reserve in the third quarter of 2001 for a U.S. customer because the Company believes this customer's financial position is seriously deteriorating, the age of the customer's account and several failed collection attempts. In the fourth quarter of 2001, the Company recorded specific bad debt reserves of $1.6 million associated with European customers for which the Company had cancelled distribution contracts early in the fourth quarter. These customers were refusing to pay on their accounts. At December 31, 2001, the Company had $13.3 million in trade receivables in excess of 180 days past due compared to $7.4 million at December 31, 2000.

Selling, general and administrative expenses increased as a percentage of sales to 26.1% for 2001, from 22.2% in 2000 primarily as a result of lower sales and $7.0 million of non-restructuring charges during 2001.

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

Research and development expenses increased as a percentage of sales to 6.0% in 2001 from 4.5% in 2000 primarily as a result of lower sales during 2001.

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

During the third quarter of 2001, the Company established a U.S. valuation allowance totaling $28.7 million for a portion of its U.S. deferred tax assets. After considering its forecasts of taxable income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the third quarter. In the future, as business conditions change, the Company's confidence associated with the likelihood of the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. The remaining $0.5 million increase in the valuation allowance related to foreign net deferred tax assets associated with foreign net operating loss carryforwards.

During 2000, the $72.6 million decrease in the valuation allowance reflected a reduction in deferred tax assets of $35.0 million, an increase in deferred tax liabilities of $24.8 million and the determination that a valuation allowance related to U.S. operations was no longer required for net deferred tax assets of $12.8 million at December 31, 2000. A number of factors, including several consecutive quarters of consolidated and U.S. pre-tax income, led to a higher degree of confidence in the Company's ability to realize the net deferred tax assets of $12.8 million at December 31, 2000.

At December 31, 2001, the Company had $37.2 million of deferred tax assets related to U.S. net operating loss carryforwards, which reflected the tax benefit of approximately $95 million in future U.S. tax deductions. These carryforwards expire at various dates beginning in 2020 through 2022.

The Company maintains a full valuation allowance of $16.0 million for net deferred tax assets related to foreign net operating loss carryforwards, which reflected the tax benefit of approximately $36 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the net operating loss carryforwards related. The largest of these foreign net operating loss carryforwards relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign net operating loss carryforward related to Nomai S.A. is not likely to be realized in the future.

At December 31, 2001, the Company had total deferred tax assets of $127.4 million related to foreign and U.S. operations. These total deferred tax assets reflect the tax benefit of temporary differences, tax credit carryforwards and net operating loss carryforwards.

Net deferred tax assets for the Company at December 31, 2001 were $27.6 million. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $71 million. Management believes that the Company's recent restructuring efforts will reduce costs to be more in line with expected sales and will allow the Company to generate sufficient future taxable income to realize its net deferred tax assets. As such, management believes that it is more likely than not that the net deferred tax assets will be realized. However, actual results could differ from those estimates in the near future and, as such, realization of the net deferred tax assets is not assured.

Deferred tax liabilities for estimated U.S. federal and state taxes of $50.0 million and $55.4 million as of December 31, 2001 and December 31, 2000, respectively, have been accrued on unremitted foreign earnings of $128.2 million and $142.0 million as of December 31, 2001 and December 31, 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $112.3 million. These earnings were considered to be permanently invested in non-U.S. operations.

Liquidity and Capital Resources

At December 31, 2002, the Company had total cash, cash equivalents and temporary investments of $453.9 million compared to $329.1 million at December 31, 2001, an increase of $124.8 million or 37.9%. At December 31, 2002, $3.8 million of the total cash on deposit was restricted in its use, compared to $4.1 million at December 31, 2001 (see restricted cash discussion below for more detail).

At December 31, 2002, $168.7 million of total cash, cash equivalents and temporary investments were on deposit in the U.S., compared to $135.5 million at December 31, 2001.

At December 31, 2002, the remaining $285.2 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $193.6 million at December 31, 2001. Cash dividends of foreign earnings (such as the repatriation of any of the $285.2 million of foreign cash) to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%. However, the amount of cash ultimately required for U.S. federal and state taxes would be less than the approximate 39% rate due to the Company's existing NOL's and other tax credit carryforwards. Also, any taxes paid on the repatriation of cash to the U.S. would not impact the statement of operations as taxes have already been provided on these foreign earnings.

Working capital of $431.7 million at December 31, 2002 increased by $116.8 million, compared to $314.9 million at December 31, 2001. The increase in working capital resulted primarily from higher cash, cash equivalents and temporary investments and lower accrued marketing, accrued restructuring charges, accrued purchase commitments, other accrued liabilities and accounts payable partially offset by lower trade receivables, inventories, current deferred income taxes and income taxes receivable.

For the year ended December 31, 2002, cash provided by operating activities amounted to $132.0 million, an improvement of $144.3 million compared to cash used for operating activities of $12.3 million for the year ended December 31, 2001. The higher cash provided from operating activities resulted primarily from improved operating results partially offset by changes in current assets and current liabilities as described below.

Accounts receivable decreased for the year ended December 31, 2002 primarily from lower sales and improved collections. Days sales outstanding ("DSO") in receivables improved to 32 days at December 31, 2002, compared to 42 days at December 31, 2001. The Company believes that it will be difficult to maintain DSO in receivables at this level. Accounts payable decreased primarily from lower levels of purchasing resulting from lower sales volumes, lower inventories, cost reductions and the sale of accounts payable associated with the Penang Manufacturing Subsidiary partially offset by approximately $20 million in delayed payments on the initial purchases of inventory from the Company's former Penang Manufacturing Subsidiary that were not due as of December 31, 2002. Other current liabilities decreased primarily from lower marketing accruals, purchase commitments and litigation accruals. Accrued restructuring charges decreased due to the utilization and reversal of reserves (see section above entitled "Restructuring Charges/Reversals" for more detail about the 2002 activity). Inventory decreased primarily due to lower levels of Peerless and Zip inventories and a concentrated effort to improve inventory turnover. Income taxes receivable decreased primarily from the receipt of tax refunds.

During 2002, the Company made approximately $10 million in cash payments related to the 2001 and 1999 restructuring actions and made approximately $7 million in cash payments related to the second and third quarter 2001 non-restructuring actions.

During 2002, the Company repurchased 340,400 shares of the Company's Common Stock for $2.9 million. During 2001, the Company repurchased 2,624,360 shares of the Company's Common Stock for $17.6 million. As of December 31, 2002, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company's Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company's available working capital.

During the fourth quarter of 2002, the Company replaced an expiring letter of credit and classified $3.6 million of cash as restricted cash to secure this new letter of credit. Per the agreement associated with this letter of credit, this cash will be set aside in a certificate of deposit until after the letter of credit expires in March 2003. The Company also has $0.2 million of restricted cash to cover foreign bank guarantees for value added taxes. This cash is reported separately as "restricted cash" in the consolidated balance sheets.

At December 31, 2001, the Company had a restricted cash balance of $4.1 million. This restricted cash resulted from the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, which as part of the Court approved settlement, the Company agreed to an award of $4.1 million for plaintiffs' attorneys' fees. Accordingly, the Company funded $4.1 million into an escrow account. During June 2002, this escrow account was paid to the plaintiffs' attorneys.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund the Company's anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for restructuring and other activities during the next twelve months. However, cash flow from future operations, investing activities and the precise amount and timing of the Company's future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company's products, the Company's ability to stop its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company's sourcing partners, the progress of the Company's product development efforts, the financial stability of the Company's customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company's expenditures to a level that its cash flows could support.

The Company's current balance of unrestricted cash, cash equivalents and temporary investments is its primary source of liquidity. The Company currently does not have a credit facility in place and given the status of current capital markets and the Company's recent history of sales declines, there is no assurance that, if needed, the Company would be able to obtain financing from external sources.

Contractual Obligations

The Company's contractual obligations as of December 31, 2002 were as follows:

		Payments Due By Period
Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Operating leases	$15,331	$4,460	$6,545	$3,492	$834
Restructuring commitments	3,999	1,584	2,143	272	-
Purchase commitments	2,258	2,258	-	-	-
Licensing agreements	4,000	1,000	2,000	1,000	-

Total	$25,588	$9,302	$10,688	$4,764	$834

The Company conducts a substantial portion of its operations from leased facilities and leases certain equipment used in its operations. Aggregate lease commitments under non-cancelable operating leases are shown in the table above. The Company purchases the majority of its components on purchase orders. These purchase orders generally extend one to three quarters in the future based on the lead times associated with the specific component. The quantities on the purchase orders are based on estimated future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future demand, which could result in purchase commitments. The Company's purchases commitments are shown above. The Company has entered into a licensing agreement whereby the Company will make annual payments of $1.0 million each January with the final payment occurring in January 2006 for use of another company's patents for research and development projects.

Other Matters

SEC Review

As previously disclosed in the Company's Annual Report on Form 10-K for the years ended December 31, 2000 and December 31, 2001 and Form 10-Q's throughout 2002, in connection with a review of the Company's periodic SEC reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff also has questioned aspects of the Company's accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

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

The Company's management believes that the Company's accounting for each of these matters, which is described in Notes 1 and 5 of the notes to the consolidated financial statements, is in accordance with accounting principles generally accepted in the United States. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its consolidated financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition in 1998, the subsequent evaluation in 1999 of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company's current financial condition or future results of operations.

Recent Accounting Pronouncements

In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

In July of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed. The Company plans on adopting SFAS 146 beginning on January 1, 2003. The Company is unable to determine the effect of SFAS 146 on the Company's results of operations, financial position or liquidity as the impact would be determined by the nature of any future restructuring actions.

In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company plans on adopting EITF 00-21 on June 30, 2003. The Company believes that the effect of EITF 00-21 on the Company's results of operations, financial position or liquidity will not be material as the Company currently has few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation and Disclosure" ("SFAS 148"). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As previously announced, effective January 1, 2003, the Company will expense the cost of stock options that the Company grants to employees. The Company has selected the prospective method, which is one of the three transition methods allowed by SFAS 148, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company will begin expensing only those employee stock options that are granted or modified after January 1, 2003. It is difficult to estimate the impact that expensing stock options will have on the Company's statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company's Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded. However, based on current estimates, the Company believes that the impact will be less than $0.5 million for 2003. The Company has adopted the additional disclosure rules as prescribed by SFAS 148 in the notes to the consolidated financial statements.

Factors Affecting Future Operating Results

Demand for the Company's Products

The Company's future operating results will depend, in large part, on market demand for the Company's products and upon the Company's ability to efficiently and profitably manage its operations. The Company's ability to achieve and maintain a significant market demand and presence for its products and to operate profitably will depend on a number of factors, including the following:

  •
  Market demand for digital storage products in general;

  •
  Price, performance, quality and other characteristics of the Company's products and of competing and substitute products rumored, announced or introduced by other vendors;

  •
  Emergence of any competing solutions as industry standards;

  •
  Success of the Company in meeting targeted availability dates for new and enhanced products;

  •
  Success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements;

  •
  Willingness of OEMs to promote computers and other products containing the Company's drives;

  •
  Success of the Company's efforts to provide and maintain customer service and satisfaction;

  •
  Public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;

  •
  Worldwide economic conditions, including overall market demand for personal computers and other products with which the Company's products can be used;

  •
  Ability of the Company to maintain profitable relationships with distributors, retailers and other resellers of the Company's products;

  •
  Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;

  •
  Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it; and

  •
  Ability of the Company to maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company's sales and profits. However, these sales have declined significantly over the past several years. For example, during 2002, Zip sales decreased $154.7 million or 24.4% from 2001. The Company's 2002 Zip drive units decreased 1.2 million from 2001 and Zip disk units decreased 6.6 million units from 2001.

The level of future sales of Zip drives to end user customers will depend in large part on the Company's ability to minimize, to the extent possible, the rate of decline for Zip technology. In order to minimize the rate of decline, the Company must: a) successfully maintain market demand for removable storage products in general; b) effectively position the Zip drives against competing products such as CD-RW drives; c) reduce costs in order to compete against other substitute technologies and d) maintain effective relationships with distributors, retailers and other resellers. There is no assurance that the Company can accomplish these objectives.

The Company's sales of its proprietary Zip disks (both in terms of unit volumes and in terms of sales dollars) have been declining on a year-over-year basis in recent years. The Company is developing new products and is attempting to obtain rights to market additional products in an attempt to create additional sustainable revenue streams. In the meantime, the Company's profitability remains dependent on maximizing, to the extent possible, sales of Zip disks, which generate significantly higher gross and product profit margins than the related drives or other Company products. If the Company fails to minimize year-over-year declines in Zip disk sales, the Company's profitability and/or results of operations would be adversely affected. Factors which could lead to accelerated rates of decline in Zip disk sales include the following:

  •
  The prevalence of CD-RW drives being built into new computers and the low cost of CD-R and CD-RW media;

  •
  The Company may not succeed in its strategy to maintain Zip disk usage by existing Zip drive customers;

  •
  The sales mix and "tie rate" between Zip disks and Zip drives may fall below levels anticipated by the Company;

  •
  Another party may succeed in producing or marketing disks that are compatible with the Company's Zip drive products without infringing the Company's proprietary rights;

  •
  Price reductions or promotions on Zip disks may fail to produce a commensurate increase in demand, thereby reducing anticipated sales; or

  •
  Disruptions in the supply of Zip drives and disks in the manufacturing process, in the distribution process, in the Company's relationships with key retailers, distributors or resellers or other factors that could result in product unavailability.

As the Company's Zip drive and disk sales have declined, it has become increasingly difficult for the Company to maintain its presence and shelf space with its key resellers and retailers. Management anticipates continued challenges in this area throughout 2003. Although the Company attempts to offer competitive sales and marketing programs to induce channel partners to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful.

A private label customer is the Company's largest single purchaser of Zip disks. The Company earns a lower gross margin on private label disk sales because private label prices generally provide a functional discount to the private label customer, which in turn agrees to incur all of the sales, marketing and distribution expenses associated with reselling the disks under its brand name. In appropriate cases, the Company may also provide a volume discount to the private label customer. If the percentage of Zip disks sold to the private label customer materially increases, the Company's overall gross margin from sales of Zip disks could decline due to lower margins and lower prices generally associated with such sales. A decrease in the amount of Zip disks purchased by the private label customer would likely result in an overall decrease in Zip disk sales.

The Company sells a significant volume of Zip drives to a relatively small number of computer OEMs. The Company's OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material, adverse effect upon the Company's financial condition or operating results. There is a growing trend among personal computer OEM customers to adopt CD-RW and DVD-RW drives as standard product features. This trend has had a material adverse impact on the Company's Zip business. In order to maintain a profitable level of Zip drive sales to OEMs, the Company must successfully maintain market demand for Zip drives and reduce the cost of Zip drives. There can be no assurance that the Company will be able to do so. The Company's largest OEM customer, Dell Computer, decided that it would not qualify the Company's recently introduced Zip 750MB internal drive. Rather, Dell presently carries the external USB Zip 750MB drive as an aftermarket peripheral device and may build also build the internal Zip 750MB drive into personal computers on a special order basis. There can be no assurance that the Company will successfully encourage Dell to change its decision and agree to qualify the new Zip 750MB internal drive.

Notwithstanding the foregoing challenges and risks, the Company's ability to minimize, to the extent possible, the decline in Zip unit volumes and sales will be critical to the Company's future profitability. For example, during 2002, the PPM for the Zip business (including impairment charges) was $175.4 million compared to a product loss of $9.0 million on all other products. Despite all of the Company's efforts to promote the Zip business, it has continued to decline and the Company has announced that Zip revenue is expected to be lower in 2003 compared to 2002. Although the decline is expected to continue, the Company has been unable to accurately forecast and predict the actual rate of decline over time. As a result, there is no assurance that the Company will be able to maintain its Zip business and profitability.

CD-RW Drives

The Company's CD-RW business strategy differs fundamentally from its Zip product strategy. Material differences between the CD-RW and Zip businesses include the following: a) the Company does not own any significant intellectual property relating to CD-RW drives; b) unlike Zip drives, the CD-RW drives use very low-cost, non-proprietary discs available from many sources; c) there is intense competition between different providers of CD-RW drives; and d) the Company obtains significantly lower overall gross margins on sales of CD-RW drives than on Zip drives. The overall CD-RW business is characterized by low gross margins, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. In light of these factors, the Company must closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can achieve these objectives and historically it has failed to do so. The Company has reported product losses on its CD-RW business every year since it entered the CD-RW market in 1999.

In spite of these challenges, the Company believes it must maintain a presence in the CD-RW market in order to achieve its overall objective to be viewed as a full line supplier of digital storage devices in its retail channels and the goal of creating "destination storage" in the retail environment. The Company's CD-RW business activities are focused on reducing product costs and operating expenses, improving inventory management processes, more favorable contract terms, improving product life cycle management and revising channel marketing programs with the ultimate goal to minimize product losses. However, there is no assurance that the Company's activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) OEMs continue to offer, and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD-Recordable drives; and c) aftermarket internal drives are now significantly less expensive than external CD-RW drives.

Iomega HDD Drives

In 2002, the Company began shipping a series of portable and desktop HDD drives. The Company faces many of the same challenges in this market sector as it has in the CD-RW market. For example, a) the Company does not own any significant intellectual property relating to HDD drives; b) there is intense competition between different providers of HDD drives; and c) there is a need to continually requalify new drives as existing drives come into short supply or become obsolete. The overall HDD market is characterized by low gross margins, the frequent introduction of upgraded products and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete in this market, the Company must meet aggressive product price and performance targets and create market demand for its particular brand of external hard disk drives. There is no assurance that the Company can or will be able to do so.

Iomega NAS Products

During 2002, the Company introduced NAS devices with capacities ranging from 160GB to 720GB. Through this product line, the Company is attempting to leverage the Iomega brand name into the network infrastructure and storage market, as opposed to the personal computer desktop/laptop storage market. The NAS market is dominated by large computer providers (including Dell, IBM and Hewlett Packard/Compaq), is highly price competitive, primarily relies upon VARs and requires core competencies in server, software and networking technologies. The Company has little historic expertise in these areas and is developing a strategy to address these requirements and challenges. The NAS market is an emerging market and there is no assurance that the market will develop as anticipated. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. As a result, the Company has recorded a NAS product loss in each quarter it has been shipping the product. There can be no assurance that the Company will successfully develop the necessary core competencies to compete in this market segment, that the Company's NAS products will be successful, that the Company will be successful in implementing its "network storage systems" strategy, or that the Company will achieve profitability on this product line in 2003 or thereafter.

Development and Introduction of New Products and New Revenue Streams

During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and has exited the market with each of these products. In 2002, the Company introduced desktop and portable HDD drives and the Iomega Mini-USB drives.

Moreover, most of the Company's current non-Zip storage products, including HDD drives, NAS and CD-RW, were unprofitable at the PPM level during 2002. Notwithstanding these failures, the Company believes that it must develop or acquire new product lines in order to remain viable. In addition to NAS products and new HDD products, as described above, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, drives, networking, services and other related areas. The Company may spend significant resources a) attempting to develop new technologies products, or applications; b) attempting to acquire new technologies, products or applications or c) attempting to market new products incorporating such products or applications. The Company has planned to focus its development efforts in 2003 on two new high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device that is expected to have a capacity of about 1.5GB and a removable hard disk storage system that is expected to have a capacity of approximately 35GB. There is no assurance that the Company will be successful in any of these endeavors. Moreover, introduction of new products entails risks relating to factors such as the following:

  •
  Unforeseen manufacturing and technical challenges;
  •
  Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;
  •
  Lack of defensible intellectual property;
  •
  Lack of relevant core competencies or market expertise;
  •
  Intense competition from substitute technologies;
  •
  Lack of market acceptance;
  •
  Significant expenditures for tooling and inventory before any market demand is validated and
  •
  Risk that third parties may assert intellectual property claims against new products.

General Economic Conditions

The Company's future operating results are subject to risks associated with general economic conditions and consumer confidence. An ongoing decrease in consumer spending would likely have a direct impact on the Company's sales. Any disruption in general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company's operating results.

The Company believes that economic conditions in the personal computer industry have deteriorated and this downturn has affected the computer resellers, distributors and retailers who sell the Company's products. Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company's financial results. The Company may be required to increase its allowance for doubtful accounts in the future.

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

Inventory Management

Management of the Company's inventory levels is very complex. The Company's customers frequently adjust their ordering patterns in response to factors such as the following:

  •
  Customer and market demand for the Company's products and perceptions of the Company's ability to meet demand;
  •
  Company's and competitors' inventory supplies in the retail and distribution channel;
  •
  New product introductions;
  •
  Seasonal fluctuations;
  •
  Company and customer promotions and
  •
  Consolidation of customer distribution centers.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company's results of operations.

Product Procurement

The Company recently sold its Penang Manufacturing Subsidiary to a third party, Venture. The Company has entered into a five-year manufacturing services agreement with Venture for the manufacture and supply of Zip drives and certain other products. There is no assurance that this transaction will allow the Company to reduce costs or otherwise be beneficial to the Company. As a result of this transaction, the Company faces new risks including the following:

  •
  Company will no longer have direct control over the manufacturing processes of Zip drives and other products;
  •
  Company's ability to quickly increase or decrease production rates may be impaired;
  •
  Company may face product shortages;
  •
  Company may incur continuing increased product or operational costs. Specifically, the product prices agreed to with Venture are contingent upon the Company purchasing certain volumes and the Company has already incurred incremental costs as a result of not meeting the targeted volumes on Zip drives and such increased costs will continue until the volume targets are achieved;
  •
  Company has incurred significant charges related to the sale of the facility and there is no assurance that the benefits of these transactions to the Company will outweigh such charges;
  •
  Company faces new risks related to order management, supply and distribution issues;
  •
  Company's lack of control over its manufacturing process may increase the risk that quality or reliability problems may arise with respect to its products;
  •
  Possible turn-over of knowledgeable personnel or loss of technical skill sets;
  •
  Transition of computer systems or information systems that impede communication or supply management;
  •
  Distribution risks in the Asia Pacific region and

  •
  Other risks associated with the fact that Venture owns the only manufacturing facility producing Zip drives and thus plays a key role in the Company's supply and sale of Zip drives, increasing the significance of any difficulties encountered at that facility.

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

Distribution and Logistics

The Company has outsourced its distribution and logistics centers and, consequently, has become more reliant upon the computer systems of its outsourcing partners. The Company faces risks that these systems may have communication, control or reliability problems. In the outsourcing of its European and Asia Pacific distribution and logistics function, disparate computer systems between the Company and its outsourcing partners necessitated the creation of manual processes in order to record certain transactions. Manual processes are more prone to error than automated processes and the Company is working to reautomate these processes but this effort has not been completed.

A number of problems may occur in any distribution outsourcing relationship, including problems relating to product availability, supply, distribution, handling, shipping, quality or reliability. Such problems, if they were to arise with respect to the Company's outsourced operations, could have an adverse effect in the form of: a) lower Company sales, income and/or gross margin; b) damage to the Company's reputation in the marketplace, resulting in decreased demand for or acceptance of the Company's products or c) damage claims filed against the Company by customers, contract partners or investors as a result of such problems.

The Company expects that it will evaluate and implement additional outsourcings of business functions in the future. Any such outsourcing initiatives may pose risks of delays and business disruption including risks similar to those discussed in the foregoing paragraphs entitled "Product Procurement" and "Distribution and Logistics."

Obsolescence Risks

The Company's ability to effectively manage obsolescence risks will affect its operating results. The Company may terminate its marketing of certain products from time to time in response to market demand, supply, cost, competition or other factors. This requires the Company to carefully manage a number of issues, such as: a) maintaining market demand for the terminated product while successfully selling existing inventories through the channel; b) reserving sufficient, but not excessive, quantities of product to comply with warranty, customer satisfaction and legal obligations; c) preventing, to the extent possible, the return of such products from inventories held by distributors, retailers and other resellers and d) other associated risks. There is no assurance that the Company can successfully manage these factors.

Component Supplies

Although the Company has sold its Penang Manufacturing Subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company's products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. From time to time, suppliers of critical components announce their intention to discontinue manufacturing. In such cases, the Company attempts to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase option will be available from a supplier who has chosen to discontinue a component. Moreover, there can be no assurance that the Company's estimates of future requirements will be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

The Company's inability to obtain sufficient components and equipment or to obtain or develop alternative sources of supply could have a number of adverse consequences, such as the following:

  •
  The Company might be unable to produce sufficient quantities of its products to satisfy market demand;
  •
  In the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source;
  •
  The Company might be forced to delay product shipments;
  •
  The Company's material or manufacturing costs might increase; or
  •
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

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand, which could result in either insufficient or excess products and/or purchase commitments. The Company has recorded significant charges in the past relating to supplier purchase commitments and inventory reserves. The Company may be required to take similar charges attributable to forecasting inaccuracies in the future.

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims may be asserted against the Company at any time. Such claims could have a number of adverse consequences, including:

  •
  An injunction against current or future product shipments;
  •
  A requirement that the Company pay royalties to a third party in order to continue to market and distribute one or more of the Company's current or future products;
  •
  A requirement that the Company pay royalties to third parties for past product shipments;

  •
  A requirement that the Company devote unplanned resources to developing modifications to its products or marketing programs;
  •
  A requirement that the Company indemnify third parties who have distributed the infringing product with the Company's permission or
  •
  Significant legal fees incurred by the Company.

The Company must routinely review and respond to claims from third parties for patent royalties, both on products designed or sold by the Company and products designed and supplied to the Company by third parties. Resolution of patent infringement demand letters and lawsuits can be very costly, with legal fees and costs running into the millions of dollars.

The Company attempts to protect its intellectual property rights through a variety of means, including seeking and obtaining patents, trademarks and copyrights, and through license, nondisclosure and other agreements. The Company's failure to properly protect its intellectual property rights could have devastating consequences. Although the Company has, in general, been successful in its efforts to protect its intellectual property rights, there is no assurance that it will be able to do so in the future.

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of December 31, 2002, the Company employed 850 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation may have an adverse effect upon the Company's profitability or public perception.

Restructuring and Other Cost Reduction Activities

The Company recorded significant restructuring and other charges in 2001 in connection with restructuring and other actions intended to reduce the Company's break-even point, improve operating cash flow, streamline the Company's supply chain and logistics strategy and otherwise improve Company efficiency, profitability and viability. Additional restructuring actions may be necessary in the future. There can be no assurance that any further restructuring activities will have their desired effects.

Although the Company has reduced operational expenses, there is no assurance that these reductions are sustainable. Management expects that prior restructuring and other actions will reduce future operational expenses. However, management anticipates the need to implement additional operational cost reductions. There is no assurance that the Company will be successful in this regard. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. The Company may experience disruptions of information technology systems and other business operations or may lose institutional knowledge. The Company may incur legal liability and claims associated with the restructuring activities and layoffs. Any such disruption could adversely affect the Company's financial results.

Retention of Key Employees

The Company's success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company.

In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer. Virtually all of the Company's senior management employees, including the Vice President, Finance and Chief Financial Officer; Vice President, General Counsel and Secretary; Executive Vice President, Operations and Research and Development; Vice President, Human Resources and Facilities; Vice President and General Manager, Mobile and Desktop Solutions; Vice President and General Manager, Americas and several other officers, joined the Company after that date. The Company's success will depend in part on its ability to attract and retain highly skilled personnel and to maintain continuity and stability within the Company's senior management team.

Other Risk Factors

During the third quarter of 1999, the Company announced plans to cease its Nomai manufacturing operations in Avranches, France and ceased such operations shortly thereafter. In connection therewith, the Company recorded restructuring charges in 1999. The Company may be forced to incur additional legal or other costs relating to this matter. See Note 6 of the notes to consolidated financial statements in Part IV, Item 15 for more information concerning Nomai litigation.

Significant portions of the Company's sales are generated in Europe and Asia. The Company's existing infrastructure outside of the United States is less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company invoices the majority of its European customers in Euros and invoices its remaining customers in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by foreign customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results (see "Quantitative and Qualitative Disclosures About Market Risk" below).

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the U. S., market ineffectively in a foreign country, institute efforts from an American perspective that are unsuccessful outside the U.S. or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies or weak sales.

The Company has substantial balances of cash, cash equivalents and temporary investments. Significant portions of these balances are invested in investment grade instruments and securities, including commercial paper and corporate bonds. The Company monitors these investments in accordance with the Company's investment policies. Adverse events or developments in regard to a particular issuer could have a material adverse affect on the Company's financial position or operating results.

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company's Common Stock above $20.00 (the market price at July 1, 2000, which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company's financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. At December 31, 2002, there were approximately 120,000 options subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Effective January 1, 2003, the Company will expense the cost of stock options that the Company grants to employees. The Company will expense stock options under the prospective method, which is one of the three transition methods allowed by SFAS 148. Under the prospective method, the Company will begin expensing under the fair value method prescribed by SFAS 123 only stock options that are granted or modified after January 1, 2003. It is difficult to estimate the impact that expensing stock options will have on the Company's statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company's Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded.

In summary, a number of factors could adversely affect the Company or could cause actual events or results to differ materially from those indicated by any forward-looking statements. Such factors include the ability of management to manage an increasingly complex business in a highly competitive environment, transportation issues, product and component pricing, changes in analysts' earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company's products, intellectual property rights, litigation, general economic conditions, seasonality and changes or slowdowns in overall market demand for personal computer products and other consumer products which utilize the Company's products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks including foreign currency, interest rate and securities price risks. The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company's functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed a fiscal month.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

IOMEGA CORPORATION AND SUBSIDIARIES

The fair value of the Company's forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.5 million and $1.2 million at December 31, 2002 and December 31, 2001, respectively. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of December 31, 2002 and December 31, 2001, the Company's analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company's hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company's ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company's analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company's actual exposures and hedges.

The Company did not have any significant debt outstanding at December 31, 2002 and December 31, 2001. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company's interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $3.8 million during 2002 and $3.6 million during 2001. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company's response to such hypothetical conditions. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. The Company has classified all of its temporary investments as available-for-sale securities. Temporary investments at December 31, 2002 and 2001 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper; asset backed securities; corporate notes and bonds and paper with a maximum maturity of 24 months. The Company's temporary investments are purchased with maturities in excess of three months. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consisted primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

The Audit Committee of the Board of Directors of Iomega Corporation annually considers and recommends to the Board the selection of independent auditors. On March 19, 2002, after an extensive evaluation process and as recommended by Iomega's Audit Committee, the Board of Directors decided to appoint Ernst & Young LLP as Iomega's independent auditors for the 2002 fiscal year, replacing Arthur Andersen LLP ("Arthur Andersen").

Arthur Andersen issued unqualified or "clean" opinions for the years ended December 31, 2001 and 2000. There were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000 and through March 19, 2002 (the date Ernst & Young LLP was appointed), the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's Consolidated Financial Statements or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosure. The response of Arthur Andersen stating their agreement to the foregoing disclosure was filed as an exhibit on Form 8-K on March 21, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required by this item appears in the sections of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders entitled "ITEM TWO — ELECTION OF DIRECTORS" and "— STOCK OWNERSHIP INFORMATION — Section 16(a) Beneficial Ownership Reporting Compliance", which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading "EXECUTIVE OFFICERS OF THE COMPANY".

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item appears in the sections of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders entitled "ITEM TWO — ELECTION OF DIRECTORS — DIRECTOR COMPENSATION", "— EXECUTIVE COMPENSATION" and "— Compensation Committee Interlocks and Insider Participation" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required by this item is contained in the sections of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders entitled "ITEM TWO — ELECTION OF DIRECTORS — STOCK OWNERSHIP INFORMATION — Ownership by Management and Principal Stockholders", ITEM THREE — APPROVAL OF THE RESTRICTED STOCK PROVISIONS OF THE MANAGEMENT INCENTIVE PLAN — EQUITY COMPENSATION PLAN INFORMATION", which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is contained in the section of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders entitled "ITEM TWO — ELECTION OF DIRECTORS — EXECUTIVE COMPENSATION — Employment and Severance Agreements", which section is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

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

    (3)
    Exhibits

      The exhibits listed in the Exhibit Index are filed as part of this report.

  (b)
  Reports on Form 8-K:

    On November 18, 2002, the Company filed a Form 8-K under Item 2, "Acquisition or Disposition of Assets" disclosing the sale of the Company's Penang Manufacturing Subsidiary. This Form 8-K also included Item 7, "Financial Statements and Exhibits" which contained the required pro forma financial statements including a pro forma condensed consolidated balance sheet as of September 29, 2002 and pro forma condensed consolidated statements of operations for the nine months ended September 29, 2002 and for the year ended December 31, 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

ITEMS 8, 15(a) AND 15(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and the
Board of Directors of Iomega Corporation:

We have audited the accompanying consolidated balance sheet of Iomega Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed as Schedule II — valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of Iomega Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and schedule of Iomega Corporation for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated January 15, 2002 expressed an unqualified opinion on those statements before the revision to include the transitional disclosures included in Note 16.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iomega Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2002 financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements of Iomega Corporation as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 16, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 16 for fiscal 2001 and 2000 included (i) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 16 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP ERNST & YOUNG LLP San Diego, California

January 15, 2003,
except for Note 17, as to which the date is
January 28, 2003

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

/S/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 15, 2002

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH IOMEGA CORPORATION'S FORM 10-K FILING FOR THE YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	December 31,
	2002	2001
Current Assets:
Cash and cash equivalents	$241,519	$219,949
Restricted cash	3,800	4,144
Temporary investments	208,545	104,953
Trade receivables, less allowance for doubtful accounts of $5,462 and $11,559, respectively	54,477	89,396
Inventories	40,525	56,336
Deferred income taxes	27,573	39,978
Income taxes receivable	-	4,025
Other current assets	14,490	15,742

Total Current Assets	590,929	534,523

Property, Plant and Equipment, at Cost:
Machinery and equipment	130,454	207,377
Buildings	-	19,044
Leasehold improvements	10,369	19,582
Furniture and fixtures	12,802	15,826
Construction in process	1,751	4,805

	155,376	266,634
Accumulated depreciation and amortization	(137,274)	(211,437)

Net property, plant and equipment	18,102	55,197

Goodwill	11,691	11,691

Other Intangibles, Net	6,755	9,744

Other Assets	122	2,820

Total Assets	$627,599	$613,975

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	December 31,
	2002	2001
Current Liabilities:
Accounts payable	$60,131	$68,550
Accrued payroll, vacation and bonus	9,589	10,150
Margin on deferred revenue	19,102	13,813
Accrued marketing	15,426	36,608
Accrued warranty	8,035	10,856
Accrued restructuring charges	3,999	15,770
Accrued purchase commitments	2,258	13,555
Other accrued liabilities	40,047	49,307
Income taxes payable	622	-
Current portion of capitalized lease obligations	-	1,036

Total Current Liabilities	159,209	219,645

Other Long-Term Liabilities	2,244	3,018

Deferred Income Taxes	55,107	12,374

Commitments and Contingencies (Notes 5 and 6)
Stockholders' Equity:
Preferred Stock, $0.01 par value; authorized 4,600,000 shares; none issued	-	-
Series A Junior Participating Preferred Stock; authorized 400,000 Shares; none issued	-	-
Common Stock, $0.03 1/3 par value; authorized 400,000,000 shares; issued 54,645,278 and 54,572,019 shares, respectively	1,822	1,819
Additional paid-in capital	307,716	307,413
Less: 3,426,288 and 3,085,888 Common Stock treasury shares, respectively, at cost	(33,791)	(30,867)
Retained earnings	135,292	100,573

Total Stockholders' Equity	411,039	378,938

Total Liabilities and Stockholders' Equity	$627,599	$613,975

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Sales	$614,363	$831,094	$1,300,184
Cost of sales	378,239	645,504	810,500

Gross margin	236,124	185,590	489,684

Operating Expenses:
Selling, general and administrative	133,506	210,001	290,333
Research and development	36,249	49,522	58,577
Restructuring charges (reversals)	(2,423)	38,946	(4,814)
Bad debt expense (credit)	(3,068)	7,121	(2,637)

Total Operating Expenses	164,264	305,590	341,459

Operating income (loss)	71,860	(120,000)	148,225
Interest income	8,641	15,806	21,907
Interest expense	(1,108)	(432)	(4,176)
Other expense	(3,504)	(1,499)	(3,638)

Income (loss) before income taxes	75,889	(106,125)	162,318
Benefit (provision) for income taxes	(41,170)	12,846	7,312

Net income (loss)	$34,719	$(93,279)	$169,630

Net Income (Loss) Per Common Share:
Basic	$0.68	$(1.74)	$3.13

Diluted	$0.68	$(1.74)	$3.07

Weighted average common shares outstanding	51,214	53,489	54,110

Weighted average common shares outstanding — assuming dilution	51,363	53,489	55,998

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 1999	54,166,354	$1,805	$300,849	$(6,088)	$24,222	$320,788
Sale of Common Shares pursuant to exercise of stock options at an average price of $11.85 cash per share	253,199	9	2,992	-	-	3,001
Purchase of 299,620 Common Shares at an average price of $23.95 cash per share	-	-	-	(7,179)	-	(7,179)
Tax benefit from dispositions of employee stock	-	-	1,447	-	-	1,447
Issuance of Common Shares under Employee Stock Purchase Plan	41,637	1	644	-	-	645
Conversion of convertible subordinated notes to Common Shares	3,726	-	91	-	-	91
Issuance of restricted Common Shares to Directors in lieu of cash fees	5,201	-	117	-	-	117
Net income	-	-	-	-	169,630	169,630

Balances at December 31, 2000	54,470,117	1,815	306,140	(13,267)	193,852	488,540
Sale of Common Shares pursuant to exercise of stock options at an average price of $8.36 cash per share	44,584	1	371	-	-	372
Purchase of 2,624,360 Common Shares at an average price of $6.71 cash per share	-	-	-	(17,600)	-	(17,600)
Tax benefit from dispositions of employee stock	-	-	227	-	-	227
Issuance of Common Shares under Employee Stock Purchase Plan	53,135	3	605	-	-	608
Issuance of unrestricted Common Shares to Directors in lieu of cash fees	3,478	-	51	-	-	51
Issuance of restricted Common Shares to Directors in lieu of cash fees	1,385	-	23	-	-	23
Fractional share payout of 1 for 5 reverse stock split	(680)	-	(4)	-	-	(4)
Net loss	-	-	-	-	(93,279)	(93,279)

Balances at December 31, 2001	54,572,019	1,819	307,413	(30,867)	100,573	378,938
Sale of Common Shares pursuant to exercise of stock options at an average price of $1.11 cash per share	42,708	1	46	-	-	47
Purchase of 340,400 Common Shares at an average price of $8.59 cash per share	-	-	-	(2,924)	-	(2,924)
Tax benefit from dispositions of employee stock	-	-	61	-	-	61
Issuance of Common Shares under Employee Stock Purchase Plan	30,551	2	196	-	-	198
Net income	-	-	-	-	34,719	34,719

Balances at December 31, 2002	54,645,278	$1,822	$307,716	$(33,791)	$135,292	$411,039

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$34,719	$(93,279)	$169,630
Non-Cash Revenue and Expense Adjustments:
Depreciation and amortization	22,016	49,732	68,043
Deferred income tax provision (benefit)	55,138	(14,817)	(12,787)
Non-cash inventory write-offs	4,240	29,314	2,829
Loss on fixed assets and other assets	2,563	15,942	5,986
Non-cash impairment charges	10,681	-	-
Bad debt expense (credit)	(3,068)	7,121	(2,637)
Non-cash restructuring charges (reversals)	(984)	9,787	(1,517)
Tax benefit from dispositions of employee stock	61	227	1,447

	125,366	4,027	230,994
Changes in Assets and Liabilities:
Trade receivables	37,987	42,944	38,687
Inventories	7,749	16,847	(2,307)
Other current assets	1,112	(441)	6,284
Accounts payable	5,376	(39,618)	(27,447)
Other current liabilities	(38,621)	(43,445)	(1,907)
Accrued restructuring charges	(11,771)	11,769	(10,774)
Restricted cash	173	(4,144)	-
Income taxes	4,647	(267)	16,152

Net Cash Provided by (Used in) Operating Activities	132,018	(12,328)	249,682

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(7,326)	(18,789)	(28,913)
Purchases of temporary investments	(335,851)	(167,631)	(227,002)
Sales of temporary investments	232,259	185,025	142,864
Proceeds from Penang sale (net of $6.8 million cash)	3,369	-	-
Net change in other assets/liabilities	431	(3,865)	(549)

Net Cash Used in Investing Activities	(107,118)	(5,260)	(113,600)

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	245	1,050	3,763
Payments on notes payable, capitalized lease and other obligations	(651)	(1,485)	(49,800)
Purchase of Common Stock	(2,924)	(17,600)	(7,179)

Net Cash Used in Financing Activities	(3,330)	(18,035)	(53,216)

Net Increase (Decrease) in Cash and Cash Equivalents	21,570	(35,623)	82,866
Cash and Cash Equivalents at Beginning of Year	219,949	255,572	172,706

Cash and Cash Equivalents at End of Year	$241,519	$219,949	$255,572

The accompanying notes to consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

Iomega designs and markets innovative data management devices, based on removable-media technology, for home and office computers. The Company's principal data management devices include magnetic drives and disks marketed under the Zip trademark and optical drives marketed under the Iomega CD-RW trademark. The Company also markets portable and desktop hard disk drives ("HDD"), Iomega® Mini USB drives, Iomega® Networked Attached Storage ("NAS") servers, which organize, share and protect critical business data and various software titles. Retail outlets for the Company's products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores and specialty computer stores. The Company sells its products to retail channels directly as well as indirectly through distributors. In addition to sales through these retail channels, the Company has marketing alliances with a variety of companies within the computer and consumer electronics industries. These alliances include arrangements with original equipment manufacturers ("OEMs") and value added resellers ("VARs") that provide for certain of the Company's products to be incorporated in new computers and other systems at the time of purchase. The Company also sells its products through the Iomega.com website.

Sources of Supply

Even though the Company has sold its manufacturing facility (see Note 2 for more detail) and has entered into a manufacturing agreement with the buyer, the Company is still responsible for the supply of certain components. Certain components incorporated in, or used in, the manufacture of the Company's products are currently available only from single or sole source suppliers. The Company purchases a portion of its single, sole and limited source components pursuant to purchase orders that may not include guaranteed supply arrangements. The Company is also purchasing an increasing amount of the products it resells directly from other suppliers. Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on the Company's operating results.

Manufacturing Relationships

The Company uses independent parties to manufacture for the Company, on a contract basis, the Company's products or components. Not all of the Company's manufacturing relationships are covered by binding contracts and certain of the relationships are subject to unilateral termination by the Company's manufacturing partner. Shortages resulting from a change in a manufacturing arrangement could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on the Company's operating results.

Principles of Consolidation

The consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. All entities of the Company have been consolidated and there are no special purpose entities.

Foreign Currency Translation

For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: revenue recognition, price protection and rebate reserves, allowance for doubtful accounts, inventory valuation reserves and marketing program accruals. Actual results could differ materially from these estimates.

Reclassifications

Certain inconsequential reclassifications have been made to the prior years' consolidated financial statements and notes to consolidated financial statements to conform to the current year's presentation. Sales and selling, general and administrative expense information for 2001 have been reclassified to show the effects of Emerging Issues Task Force ("EITF") Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25") which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The Company did not have the necessary information to reflect an EITF 00-25 reclassification for 2000. The EITF 00-25 reclassification did not impact product profit margin ("PPM") that is discussed in Note 15.

Revenue Recognition

The Company's customers include OEMs, retailers, distributors, VARs, catalogs and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in sales and trade receivables in the accompanying consolidated financial statements. The reserve for estimated returns totaled $6.0 million and $6.2 million at December 31, 2002 and 2001, respectively.

In addition to reserves for estimated returns, the Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels' four-week requirements as estimated by management. Excess channel inventory is only estimated for the distribution, retail and catalog channels. The OEM and VAR customers are not considered to have excess inventory as they tend to not carry more than four weeks of inventory. For example, the Company's OEM customers are on a just-in-time inventory system, so there is no excess inventory in the OEM channel. The channel's four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company's key customers, who make up the majority of the Company's sales in the distribution, retail and catalog channels. No adjustment is made for those customers that do not report inventory and sell-through information. The Company defers estimated sales and cost of sales associated with estimated excess channel inventory in its consolidated financial statements. The gross margin associated with deferral of sales for estimated excess channel inventory totaled $17.9 million and $12.8 million at December 31, 2002 and 2001, respectively and is included in "margin on deferred revenue" in the accompanying consolidated balance sheets.

The Company sells software that is embedded or bundled with some of its drive products, as well as some software titles that are downloaded from the Company's website. Sales from the software embedded or bundled with drive products, less reserves for estimated returns, are recognized upon shipment to the customer. Sales from software that is downloaded from the Company's website is recognized at the time of the download. The software sold by the Company does not contain multiple elements. The Company's software sales are immaterial.

Price Protection and Rebate Reserves

The Company has agreements with certain of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at time of purchase from channel partners for which sales have been recognized.

Reserves for volume and other rebates and price protection totaled $29.2 million and $45.8 million at December 31, 2002 and 2001, respectively and are netted against trade receivables in the accompanying consolidated balance sheets. The decrease in this reserve for 2002 was primarily a reflection of lower rebate and price protection programs during 2002 and a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investments in money market mutual funds, commercial paper, auction rate, money market preferred stock investments, taxable and non-taxable municipal bonds and notes.

Restricted Cash

During the fourth quarter of 2002, the Company replaced an expiring letter of credit and classified $3.6 million of cash as restricted cash to secure this new letter of credit. Per the agreement associated with this letter of credit, this cash will be set aside in a certificate of deposit until after the letter of credit expires in March 2003. The Company also has $0.2 million of restricted cash to cover foreign bank guarantees for value added taxes ("VAT"). This cash is reported separately as "restricted cash" in the accompanying consolidated balance sheets.

At December 31, 2001, the Company had a restricted cash balance of $4.1 million. This restricted cash resulted from the class action lawsuit, Rinaldi, et al. v. Iomega Corporation, which as part of the Court approved settlement, the Company agreed to an award of $4.1 million for plaintiffs' attorneys' fees. Accordingly, the Company funded $4.1 million into an escrow account. During June 2002, this escrow account was paid to the plaintiffs' attorneys.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at December 31, 2002 and 2001 primarily consisted of municipal notes, bonds and paper; government securities; commercial paper; asset backed securities; corporate notes and bonds and paper with a maximum maturity of 24 months. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Fair Value of Financial Instruments

The book value of all financial instruments approximates fair value. The Company considers its cash equivalents, temporary investments and foreign exchange contracts to be financial instruments and the estimated fair values for these instruments have been determined using appropriate market information. The Company also considers its accounts payable and trade receivables to be financial instruments and the carrying value of these instruments approximates their fair values because of the short-term maturities of these items.

Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts by applying specified percentages to the different receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are fully reserved. In addition, specific reserves are established for specific customer accounts identified, as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the following assumptions/variables: customer's financial position, age of the customer's receivables and changes in payment schedules. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts whether due to insolvency, settlement or disputes.

Inventories

Inventories include direct materials, direct labor and manufacturing overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2002	2001
	(In thousands)
Raw materials	$2,249	$15,836
Work-in-process	4	3,739
Finished goods	34,245	32,256
Inventory associated with estimated returns	4,027	4,505

	$40,525	$56,336

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes material costs, manufacturing costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers that inventory on hand, which is not expected to be sold within the next nine months, as forecasted by the Company's material requirements planning systems, as excess and thus appropriate reserves are established through a charge to cost of sales.

The decrease in raw materials and work-in-process for 2002 resulted primarily from the sale of the Company's Penang Manufacturing Subsidiary in November 2002 (see Note 2 for more detail).

Property, Plant and Equipment

Purchases of property, plant and equipment are recorded at cost and major improvements are capitalized. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation and amortization accounts, and the net resulting gain or loss is included in the determination of income. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property:

Machinery and equipment	2 - 5 years
Leasehold improvements	5 years
Furniture and fixtures	10 years
Buildings	25 years

Fixed asset reserves are established for those assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with accumulated depreciation in the accompanying consolidated balance sheets.

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset (see Note 2 for more detail).

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company performed the impairment test required under SFAS 142 in the first quarter of 2002 and determined that the Company's $11.7 million of goodwill, all of which is associated with the Zip product line, was not impaired. There were no indicators of impairment from the time the impairment test was performed to December 31, 2002.

Other Intangibles

Other intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2002, the Company had approximately $6.8 million of other intangible assets, primarily licensing agreements and intellectual property. The remaining estimated useful lives for the Company's other intangible assets range from one to three and one-half years.

Advertising

The Company expenses the cost of advertising as it is incurred, except cooperative advertising or market development funds with distributors and retailers, which are accrued at the time of sale. For the years ended December 31, 2002, 2001 and 2000, advertising expenses totaled approximately $29.7 million, $53.9 million and $83.8 million, respectively.

Shipping and Handling Costs

The Company records as cost of sales, shipping and handling costs incurred in shipping product to the Company's customers.

Marketing Program Accruals

The Company, as part of its normal operations, has entered into contracts with many of the Company's distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of the Company's products for various marketing purposes. The purpose of these contracts is to encourage advertising and promotional events to promote the sale of the Company's products to end users. The Company also contracts with various third parties to support these customer programs. The Company accrues for the estimated costs of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support costs are incurred. During the period, the customer and Company develop and approve specific marketing programs to utilize the above funds in a manner intended to best promote the Company's products. On a quarterly basis, the Company evaluates the adequacy of these marketing program accruals to cover known marketing programs that the Company has agreed to pay and/or share costs with the customer. In addition, the Company evaluates the specific programs for proper classification of these costs in accordance with EITF 00-25.

Restructuring Charges

The Company's 1999 and 2001 restructuring charges were recorded under EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). EITF 94-3 states that restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and the Company has the ability to reasonably estimate costs. Estimated amounts for severance and benefits are accrued once the potentially affected employees have been notified of the termination and severance benefits have been communicated. The communication must include, at a minimum, the number of impacted employees, the job functions and the locations that are affected. The Company revised some of its estimates for the restructuring charges during 2002 under the guidance provided by EITF 94-3 (see Note 5 for more detail).

Other Accrued Liabilities

Other accrued liabilities includes accruals for royalties, professional fees, self-insurance liabilities, employee relocation costs, VAT, sales and other taxes and other miscellaneous liabilities.

Stock Compensation Expense

The Company has elected to account for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting method provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB No. 25, no compensation expense has been recognized, as all options granted by the Company had an exercise price equal to the market value of the common stock on the date of grant. The Company has adopted SFAS 123 for disclosure purposes only. Had compensation expense for options under the Company's four stock-based compensation plans, which are not subject to variable plan accounting, been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net income (loss) as reported	$34,719	$(93,279)	$169,630

Less: Stock compensation expense determined under fair value method, net of related tax effects	1,435	2,415	5,653

Pro forma net income (loss)	$33,284	$(95,694)	$163,977

Basic EPS:
As reported	$0.68	$(1.74)	$3.13

Pro forma	$0.65	$(1.79)	$3.03

Diluted EPS:
As reported	$0.68	$(1.74)	$3.07

Pro forma	$0.65	$(1.79)	$2.97

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in calculating compensation cost for grants: expected stock price volatility of 54%, 56% and 58% for 2002, 2001 and 2000, respectively; a risk-free interest rate of 3.05%, 4.00% and 6.19% for 2002, 2001 and 2000, respectively; expected dividends of zero for 2002, 2001 and 2000, respectively and an expected average life of 3.46 years, 3.25 years and 3.10 years for 2002, 2001 and 2000, respectively.

Venture Capital Investment

During 1999, the Company made a $1.5 million venture capital investment. The objective of this venture capital investment was the potential collaboration in the development of optical technologies. This asset was included in "other assets" in the accompanying consolidated balance sheets and was accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. During 2002, the Company wrote off the entire $1.5 million value of the venture capital investment based on the continued deterioration of the venture's financial position. This write-off is included in "interest and other expense" in the accompanying consolidated statements of operations. The Company has no other venture capital investments.

Warranty Costs

A one-year limited warranty, or a two-year warranty in Europe, is generally provided on the Company's Zip, Jaz, CD-RW, Peerless, HDD and PocketZip drives, HipZip digital audio players ("HipZip"), Peerless disks and FotoShow digital image centers ("FotoShow"). Certain OEM customers have a three-year limited warranty on the Company's Zip drives. Zip, Jaz and PocketZip disks have a limited five-year warranty. The new Iomega Mini USB drives have a three-year limited warranty. NAS servers have warranty periods ranging from one to five years depending on the model purchased. In January 2001, the Company began shipping the Zip U250MB disk, which has a limited ten-year warranty.

The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. The Company uses a statistically based model to estimate warranty accrual requirements. The statistical model used to project future returns is based upon a rolling monthly calculation that computes the number of units required in the warranty reserve and is based upon monthly sales, actual returns and statistically projected return rates. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Actual warranty costs are charged against this reserve. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company reviews the adequacy of its recorded warranty liabilities on a quarterly basis and records the necessary adjustments to the warranty liability.

Changes in the Company's warranty liability during 2002 and 2001 were as follows:

	Years Ended December 31,
	2002	2001
	(In thousands)
Balance at beginning of year	$10,856	$13,315
Accruals/additions	10,625	15,318
Claims	(13,446)	(17,777)

Balance at end of year	$8,035	$10,856

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2000 was determined under the assumption that the Company's 6.75% convertible subordinated notes (which were redeemed on October 23, 2000) were converted on January 1, 2000. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In years where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
December 31, 2002:
Basic EPS	$34,719	51,214	$0.68
Effect of options	-	149

Diluted EPS	$34,719	51,363	$0.68

December 31, 2001:
Basic EPS	$(93,279)	53,489	$(1.74)
Effect of options	-	-

Diluted EPS	$(93,279)	53,489	$(1.74)

December 31, 2000:
Basic EPS	$169,630	54,110	$3.13
Effect of options	-	394
Effect of convertible subordinated notes	2,449	1,494

Diluted EPS	$172,079	55,998	$3.07

Stock options for the year ended December 31, 2001 were not included in the calculation of Diluted EPS as their inclusion would have been anti-dilutive. For the years ended December 31, 2002, 2001 and 2000, there were outstanding options to purchase 1,563,855 shares, 1,908,173 shares and 487,740 shares, respectively, that had an exercise price greater than the average market price of the common shares for the four preceding quarters.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

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

Recent Accounting Pronouncements

In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

In July of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed. The Company plans on adopting SFAS 146 beginning on January 1, 2003. The Company is unable to determine the effect of SFAS 146 on the Company's results of operations, financial position or liquidity as the impact would be determined by the nature of any future restructuring actions.

In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company plans on adopting EITF 00-21 on June 30, 2003. The Company believes that the effect of EITF 00-21 on the Company's results of operations, financial position or liquidity will not be material as the Company currently has few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation and Disclosure" ("SFAS 148"). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. As previously announced, effective January 1, 2003, the Company will expense the cost of stock options that the Company grants to employees. The Company has selected the prospective method, which is one of the three transition methods allowed by SFAS 148, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company will begin expensing only those employee stock options that are granted or modified after January 1, 2003. It is difficult to estimate the impact that expensing stock options will have on the Company's statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company's Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded. However, based on current estimates, the Company believes that the impact will be less than $0.5 million for 2003. The Company has adopted the additional disclosure rules as prescribed by SFAS 148 in the notes to the consolidated financial statements.

(2)  Penang Manufacturing Subsidiary Impairment Charges

On November 1, 2002, the Company completed the sale of all of the stock of its wholly-owned indirect subsidiary, Iomega Malaysia Sdn. Bhd. (the "Penang Manufacturing Subsidiary"), to Venture Corporation Limited ("Venture") pursuant to an agreement entered into by the parties on September 29, 2002 (the "Agreement"). The principal assets of the Penang Manufacturing Subsidiary were manufacturing equipment, inventory and a 376,000 square-foot manufacturing facility in Penang, Malaysia where the Company's Zip drives and certain other products are manufactured. Pursuant to the terms of the Agreement, at the closing of the transaction, the Company received total proceeds of $10.2 million for the Penang Manufacturing Subsidiary, which amount was determined by an arms-length negotiation between the parties and was based on the net asset value of the Penang Manufacturing Subsidiary on November 1, 2002. Included in the assets sold by the Company was $6.8 million of cash in operating accounts, so the Company received net cash proceeds of $3.4 million. Venture has completed its post-closing balance sheet audit and there were no material adjustments. Venture has in the past provided contract manufacturing services to the Company for printed circuit board assemblies. On November 1, 2002, the Company entered into a five-year manufacturing services agreement with Venture and the Company's former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other storage related products.

As a result of the Agreement entered into during the third quarter of 2002, the Company determined under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that the net assets owned by the Penang Manufacturing Subsidiary were impaired, as the sales price was below the carrying value of the net assets on the Penang Manufacturing Subsidiary's books. During the third quarter of 2002, the Company recorded impairment charges of $10.7 million, (reported in cost of sales in the accompanying consolidated statements of operations and reflected in the table below) for the impairment of the Penang Manufacturing Subsidiary's net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory were attributable to the Zip product line.

In addition to the $10.7 million of impairment charges, as a result of this divestiture, the Company also recorded a U.S. tax liability of $39.6 million relating to past foreign earnings that will no longer be considered to be permanently invested abroad. This additional tax liability was partially offset by a reduction in the Company's tax valuation allowance of $12.8 million for net deferred tax assets, resulting in an increase in the net tax provision of $26.8 million. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to later repatriate these foreign earnings to the United States.

The major groups of assets and liabilities of the Penang Manufacturing Subsidiary which were sold on November 1, 2002, and the corresponding balances contained in the accompanying consolidated balance sheet as of December 31, 2001 were as follows:

	November 1, 2002	December 31, 2001
	(In thousands)
Assets:
Current Assets:
Cash	$6,832	$8,018
Restricted cash	171	-
Inventories	3,822	10,445
Other current assets	140	179

Total current assets	10,965	18,642

Net Property, Plant and Equipment	16,227	31,221

Total assets	$27,192	$49,863

Liabilities:
Current Liabilities:
Accounts payable	$13,795	$27,007
Other current liabilities	3,196	2,677

Total current liabilities	$16,991	$29,684

(3)  Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
U.S.	$40,001	$(115,047)	$59,960
Non-U.S.	35,888	8,922	102,358

	$75,889	$(106,125)	$162,318

The income tax benefit (provision) consisted of the following:

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Current Income Taxes:
U.S. Federal	$-	$-	$1,041
U.S. State	-	(165)	-
Non-U.S.	(1,919)	(1,695)	(4,352)

	(1,919)	(1,860)	(3,311)

Deferred Income Taxes:
U.S. Federal	(60,484)	39,058	(50,731)
U.S. State	(7,448)	4,329	(5,988)
Non-U.S.	(757)	501	(5,217)

	(68,689)	43,888	(61,936)

Total current and deferred income taxes	(70,608)	42,028	(65,247)
Decrease (increase) in valuation allowance	29,438	(29,182)	72,559

Benefit (provision) for income taxes	$(41,170)	$12,846	$7,312

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the actual benefit (provision) recorded by the Company are summarized as follows:

	Years Ended December 31,
	2002	2001	2000
	(In thousands)

Benefit (provision) at U.S. statutory rate	$(26,561)	$37,144	$(56,811)
Permanent book to tax adjustment items	(1,126)	(405)	(235)
State income taxes, net of federal effect	(3,036)	4,245	(6,493)
Foreign income taxes	(1,919)	(1,695)	(4,352)
Reversal of permanently invested earnings	(39,617)	-	-
Foreign tax credits	1,264	1,695	4,352
Other	387	1,044	(1,708)

	(70,608)	42,028	(65,247)
Decrease (increase) in valuation allowance	29,438	(29,182)	72,559

Benefit (provision) for income taxes	$(41,170)	$12,846	$7,312

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the net deferred tax assets.

The Company's decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision during the third quarter of 2002 for the Company's foreign earnings that were previously considered permanently invested in non-U.S. operations. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million in the third quarter of 2002. The release of the valuation allowance on the U.S. deferred tax assets resulted from the Company no longer being in a net deferred tax asset position. The resulting net deferred tax liability position was primarily due to the $39.6 million provision on the Company's foreign earnings that were considered permanently invested in non-U.S. operations. The Company does not expect that it will be liable, as a result of the tax provision, to make cash payments for U.S. taxes unless the Company were to later repatriate these foreign earnings to the United States.

During 2002, the Company recorded a $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the agreement to sell the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with net U.S. operating loss carryforwards ("NOLs"). The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company's 2001 tax net operating loss.

During the third quarter of 2001, the Company established a U.S. valuation allowance totaling $28.7 million for a portion of its U.S. deferred tax assets. After considering its forecasts of taxable income in conjunction with the positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the third quarter of 2001. The remaining $0.5 million increase in the valuation allowance related to an increase in the foreign net deferred tax assets associated with foreign NOLs.

During 2000, the $72.6 million decrease in the valuation allowance reflected a reduction in deferred tax assets of $35.0 million, an increase in deferred tax liabilities of $24.8 million and the determination that a valuation allowance related to U.S. operations was no longer required for net deferred tax assets of $12.8 million at December 31, 2000. A number of factors, including several consecutive quarters of consolidated and U.S. pre-tax income, led to a higher degree of confidence in the Company's ability to realize the net deferred tax assets of $12.8 million at December 31, 2000.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred Tax Assets (Liabilities):
Current Deferred Tax Assets:
Trade receivable reserves	$11,259	$19,099
Inventory reserves	3,042	6,498
Accrued expense reserves	13,030	28,043
Other	242	191

Total current deferred tax assets	27,573	53,831

Non-Current Deferred Tax Assets:
Fixed asset reserves	1,185	4,729
Tax credit carryforwards	19,058	13,100
Accelerated depreciation and amortization	4,301	2,307
Foreign NOLs	15,199	15,956
U.S. NOLs	34,444	37,233
Other	884	250

Total non-current deferred tax assets	75,071	73,575

Total deferred tax assets	102,644	127,406

Non-Current Deferred Tax Liabilities:
Tax on unremitted foreign earnings	(109,988)	(50,006)
Nomai goodwill and intangible asset	(4,991)	(5,159)

	(114,979)	(55,165)

Current valuation allowance	-	(13,853)
Non-current valuation allowance	(15,199)	(30,784)

Net deferred tax assets (liabilities)	$(27,534)	$27,604

As Reported on the Balance Sheet:
Current deferred tax assets	$27,573	$39,978

Non-current deferred tax liabilities	$(55,107)	$(12,374)

At December 31, 2002, the Company had $34.4 million of deferred tax assets related to U.S. NOLs, which reflected a tax benefit of approximately $88 million in future U.S. tax deductions. The U.S. federal NOLs expire at various dates beginning in 2022 and the U.S. state NOLs expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $15.2 million for net deferred tax assets related to foreign NOLs, which reflect a tax benefit of approximately $35 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs related. The largest of these foreign NOLs relates to the Company's French subsidiary, Nomai S.A. This subsidiary's operations have been shut down and therefore, the foreign NOLs related to Nomai S.A. are not likely to be realized in the future.

Net deferred tax liabilities for the Company at December 31, 2002 were $27.5 million. As of December 31, 2002, deferred tax liabilities for estimated U.S. federal and state taxes of $110.0 million have been accrued on unremitted foreign earnings of $282.1 million. During the third quarter of 2002, taxes were provided on all earnings previously considered to be permanently invested in non-U.S. operations.

Cash paid for income taxes was $3.8 million, $1.7 million and $6.6 million in 2002, 2001 and 2000, respectively. The Company also received tax refunds of $20.0 million, $0.6 million and $22.0 million during 2002, 2001 and 2000, respectively.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by $0.1 million, $0.2 million and $1.4 million in 2002, 2001 and 2000, respectively. Such benefits were recorded as an increase to additional paid-in capital in the accompanying consolidated financial statements.

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

During 2002, the Company had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions. The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of December 31, 2002.

2001 Restructuring Actions

Second Quarter 2001

In the second quarter of 2001, the Company recorded pre-tax restructuring charges of $0.8 million related to the consolidation of manufacturing operations into the Company's Penang, Malaysia manufacturing facility. The Company's Roy, Utah, manufacturing facility was transitioning from prototyping and low-volume production of Iomega drives and removable disks to prototyping and engineering support. As a result of this shift, the Company implemented a workforce reduction of 112 manufacturing workers at the Roy manufacturing facility in June 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs.

During the second quarter of 2001, the Company also reorganized its Singapore operations, which resulted in a reduction of 14 employees in sales, marketing, logistics and technical support. This reduction resulted in charges of $0.3 million for severance and benefit costs.

2001 Activity/Changes in Second Quarter 2001 Restructuring Reserves.    Second quarter 2001 restructuring reserves in the amount of $0.1 million are included in the Company's accrued restructuring charges as of December 31, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. Utilization of the second quarter 2001 restructuring reserves during 2001 is summarized below:

		Utilized
Second Quarter 2001 Restructuring Actions	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(in thousands)
U.S. Manufacturing:
Severance and benefits (a)	$834	$(756)	$-	$78

Singapore Reorganization:
Severance and benefits (a)	252	(252)	-	-

	$1,086	$(1,008)	$-	$78

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,086	$(1,008)	$-	$78

(a)
Amounts represent primarily cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees and paid out all severance payments associated with the second quarter 2001 restructuring actions. The remaining $0.1 million in U.S. manufacturing severance and benefits at December 31, 2001 represented outplacement services, which were anticipated to be paid in the first quarter of 2002.

2002 Activity/Changes in Second Quarter 2001 Restructuring Reserves.    The second quarter 2001 restructuring actions were completed at March 31, 2002. Utilization of reserves relating to the second quarter 2001 restructuring actions during the year ended December 31, 2002 is summarized below:

		Utilized
Second Quarter 2001 Restructuring Actions:	Balance 12/31/01			Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
U.S. Manufacturing:
Severance and benefits (a)	$78	$(78)	$-	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$78	$(78)	$-	$-

(a)
Amounts represent primarily cash charges.

Third Quarter 2001

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. The restructuring charges in the third quarter of 2001 included

$17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company's worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves.    Third quarter 2001 restructuring reserves in the amount of $8.9 million and $3.6 million are included in the Company's accrued restructuring charges and fixed asset reserves, respectively, as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

		Utilized
Third Quarter 2001 Restructuring Actions:	Original Charge			Additions (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$-	$-	$2,194
Lease cancellations (a)	6,251	(428)	-	-	5,823
Leasehold improvements and furniture (b)	7,227	-	(5,125)	-	2,102
Information technology assets (b)	1,693	-	(477)	-	1,216

	27,868	(10,931)	(5,602)	-	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	-	253	82
Lease cancellations (a)	1,106	(347)	-	(691)	68
Leasehold improvements and furniture (b)	636	-	(636)	-	-
Other (a)	38	(38)	-	-	-

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	-	-	332
Lease cancellations (a)	182	(49)	-	257	390
Leasehold improvements and furniture (b)	239	-	(4)	-	235
Information technology assets (b)	28	-	(2)	-	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	-	-	-

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$-	$(181)	$8,889
Fixed asset reserves (b)	9,823	-	(6,244)	-	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

At December 31, 2001, the Company had terminated the employment of all affected employees, except for those employees offered retention packages into 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions. However, since some affected employees were offered retention packages that extended into the fourth quarter of 2001 and the first quarter of 2002, not all severance payments were made as of December 31, 2001. In North America, 3 employees had their transition dates extended into 2002 as a result of projects taking longer than expected to complete. These employees were originally scheduled to complete their transition at December 31, 2001.

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves.    During 2002, a net adjustment of $0.4 million to the third quarter 2001 restructuring actions was recorded ($1.2 million in releases and $0.8 million in additional accruals). During 2002, $1.0 million of fixed asset reserves were released comprised of $0.6 million relating to the North America restructuring actions that was reversed due to the furniture being utilized at another facility and another $0.4 million of fixed asset reserves were released primarily due to higher than expected proceeds from asset disposals relating primarily to the North America restructuring actions. Severance and benefit reserves of $0.2 million relating primarily to the North America and Asia Pacific restructuring actions were released due to outplacement services not being utilized as originally estimated. Additional charges of $0.8 million were recognized for Europe lease termination costs as a result of the Company not being able to locate a new tenant in Ireland in the timeframe previously estimated.

Remaining restructuring reserves in the amount of $4.4 million are included in the Company's consolidated balance sheets as of December 31, 2002 in accrued restructuring charges and fixed asset reserves. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

		Utilized
Third Quarter 2001 Restructuring Actions	Balance 12/31/01			Additions (Reversals)	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$2,194	$(1,979)	$-	$(137)	$78
Lease cancellations (a)	5,823	(2,629)	-		3,194
Leasehold improvements and furniture (b)	2,102	-	(777)	(894)	431
Information technology assets (b)	1,216	-	(1,214)	(2)	-

	11,335	(4,608)	(1,991)	(1,033)	3,703

Asia Pacific Reorganization:
Severance and benefits (a)	82	(24)	-	(58)	-
Lease cancellations (a)	68	(53)	-	(15)	-

	150	(77)	-	(73)	-

Europe Reorganization:
Severance and benefits (a)	332	(316)	-	(16)	-
Lease cancellations (a)	390	(488)	-	825	727
Leasehold improvements and furniture (b)	235	-	(147)	(88)	-
Information technology assets (b)	26	-	(26)	-	-

	983	(804)	(173)	721	727

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

Balance Sheet Breakout:
Accrued restructuring charges (a)	$8,889	$(5,489)	$-	$599	$3,999
Fixed asset reserves (b)	3,579	-	(2,164)	(984)	431

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

As of December 31, 2002, the Company had terminated the employment of all affected employees. The remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis. The information technology assets were disposed of during the fourth quarter of 2002.

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter of 2001 and a net reversal of $0.2 million in adjustments to the third quarter 2001 restructuring charges (see section above entitled "Third Quarter 2001").

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

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees will continue to work on transition until March 31, 2002 when the outsourcing project is scheduled to be completed and transitioned to the third party. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. The lease was vacated during the second quarter of 2002.

2001 Activity/Changes in Fourth Quarter 2001 Restructuring Reserves.    Fourth quarter 2001 restructuring reserves in the amount of $3.8 million and $1.0 million are included in the Company's accrued restructuring charges and fixed asset reserves, respectively, as of December 31, 2001. The fourth quarter 2001 restructuring charges are summarized below:

		Utilized
Fourth Quarter 2001 Restructuring Actions:	Original Charge			Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$1,503	$-	$-	$1,503

Europe Reorganization:
Severance and benefits (a)	591	-	-	591
Lease cancellations (a)	1,698	-	-	1,698
Leasehold improvements, furniture and equipment (b)	983	-	-	983

	3,272	-	-	3,272

	$4,775	$-	$-	$4,775

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,792	$-	$-	$3,792
Fixed asset reserves (b)	983	-	-	983

	$4,775	$-	$-	$4,775

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.

2002 Activity/Changes in Fourth Quarter 2001 Restructuring Reserves.    The fourth quarter 2001 restructuring actions were completed at December 31, 2002. Utilization of and other activity relating to the fourth quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

		Utilized
Fourth Quarter 2001 Restructuring Actions	Balance 12/31/01				Balance 12/31/02
		Cash	Non-Cash	Reversals
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$1,503	$(1,463)	$-	$(40)	$-

Europe Reorganization:
Severance and benefits (a)	591	(591)	-	-	-
Lease cancellations (a)	1,698	(1,670)	-	(28)	-
Leasehold improvements, furniture and equipment (b)	983	-	(983)	-	-

	3,272	(2,261)	(983)	(28)	-

	$4,775	$(3,724)	$(983)	$(68)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,792	$(3,724)	$-	$(68)	$-
Fixed asset reserves (b)	983	-	(983)	-	-

	$4,775	$(3,724)	$(983)	$(68)	$-

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

1999 Activity/Changes in 1999 Restructuring Reserves.    The 1999 restructuring reserves originally totaled $67.8 million of which $2.0 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $31.8 million are included in the Company's balance sheet as of December 31, 1999, in accrued restructuring charges, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 1999 are summarized below:

		Utilized
1999 Restructuring Actions:	Original Charge				Balance 12/31/99
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling (b)	$12,150	$-	$(4,451)	$-	$7,699
Inventory (b)	4,620	-	(3,864)	-	756
Purchase commitments (a)	3,440	(2,723)	-	-	717

	20,210	(2,723)	(8,315)	-	9,172

U.S. Reorganization:
Severance and benefits (a)	9,700	(6,106)	-	(2,000)	1,594
Leasehold improvements/furniture (b)	4,300	-	(1,204)	-	3,096
Lease terminations (a)	3,000	(632)	-	-	2,368

	17,000	(6,738)	(1,204)	(2,000)	7,058

France/Scotland Consolidation:
Contract obligations (a)(c)	2,610	(974)	(110)	-	1,526
Severance and benefits (a)	984	(944)	-	-	40
Lease cancellations (a)	399	(221)	(9)	-	169
Leasehold improvements/furniture (b)	338	-	(121)	-	217
Other exit costs (b)	368	(94)	(239)	-	35

	4,699	(2,233)	(479)	-	1,987

Manufacturing Cessation — Avranches, France:
Equipment and fixtures (b)	2,845	-	-	-	2,845
Inventory (b)	228	-	-	-	228
Trade receivables (b)	287	-	(240)	-	47
Other commitments (a)(d)	1,359	-	-	-	1,359
Contract obligations (a)	1,581	-	-	-	1,581
Intangibles (b)	2,065	-	(2,065)	-	-
Other prepaid assets (b)	1,091	-	(1,091)	-	-
Severance and benefits (a)	3,891	(138)	-	-	3,753

	13,347	(138)	(3,396)	-	9,813

Clik! Product Streamlining:
Inventory (b)	3,344	-	(3,344)	-	-
Manufacturing equipment (b)	3,700	-	(1,579)	-	2,121
Purchase commitments (a)	4,448	(2,940)	-	-	1,508

	11,492	(2,940)	(4,923)	-	3,629

Longmont, Colorado:
Severance and benefits (a)	425	(300)	-	-	125
Prepaid royalties/development (b)	600	-	(600)	-	-

	1,025	(300)	(600)	-	125

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

Balance Sheet Breakout:
Accrued restructuring charges (a)	$32,205	$(15,072)	$(358)	$(2,000)	$14,775
Fixed asset reserves (b)	23,333	-	(7,355)	-	15,978
Inventory reserves (b)	8,192	-	(7,208)	-	984
Other prepaid/trade receivables (b)	4,043	-	(3,996)	-	47

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

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

2000 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $31.8 million are included in the Company's balance sheets as of December 31, 2000 and 1999, respectively, in accrued restructuring charges, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2000 are summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/99				Balance 12/31/00
		Cash	Non-Cash	Reversals
	(In thousands)
Discontinued Products/Projects:
Manufacturing equipment/tooling (b)	$7,699	$-	$(6,510)	$(1,189)	$-
Inventory (b)	756	-	(748)	(8)	-
Purchase commitments (a)	717	(317)	-	(400)	-

	9,172	(317)	(7,258)	(1,597)	-

U.S. Reorganization:
Severance and benefits (a)	1,594	(1,594)	-	-	-
Leasehold improvements/furniture (b)	3,096	-	(3,096)	-	-
Lease terminations (a)	2,368	(1,568)	-	(800)	-

	7,058	(3,162)	(3,096)	(800)	-

France/Scotland Consolidation:
Contract obligations (a)(c)	1,526	(112)	-	-	1,414
Severance and benefits (a)	40	(40)	-	-	-
Lease cancellations (a)	169	(169)	-	-	-
Leasehold improvements/furniture (b)	217	(82)	(135)	-	-
Other exit costs (b)	35	(35)	-	-	-

	1,987	(438)	(135)	-	1,414

Manufacturing Cessation — Avranches, France:
Equipment and fixtures (b)	2,845	(566)	(2,279)	-	-
Inventory (b)	228	-	(228)	-	-
Trade receivables (b)	47	-	-	-	47
Other commitments (a)(d)	1,359	(848)	-	-	511
Contract obligations (a)	1,581	-	-	-	1,581
Severance and benefits (a)	3,753	(3,258)	-	-	495

	9,813	(4,672)	(2,507)	-	2,634

Clik! Product Streamlining:
Manufacturing equipment (b)	2,121	-	(604)	(1,517)	-
Purchase commitments (a)	1,508	(596)	(12)	(900)	-

	3,629	(596)	(616)	(2,417)	-

Longmont, Colorado:
Severance and benefits (a)	125	(125)	-	-	-

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

Balance Sheet Breakout:
Accrued restructuring charges (a)	$14,775	$(8,662)	$(12)	$(2,100)	$4,001
Fixed asset reserves (b)	15,978	(648)	(12,624)	(2,706)	-
Inventory reserves (b)	984	-	(976)	(8)	-
Trade receivables (b)	47	-	-	-	47

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

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

2001 Activity/Changes in 1999 Restructuring Reserves.    Remaining restructuring reserves in the amount of $4.0 million and $3.0 million are included in the Company's balance sheets as of December 31, 2001 and

2000, respectively, in accrued restructuring charges and trade receivables. Utilization of the 1999 restructuring reserves during the year ended December 31, 2001 is summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/00			Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
France/Scotland Consolidation:
Contract obligations (a)(c)	$1,414	$-	$-	$1,414

Manufacturing Cessation — Avranches, France:
Trade receivables (b)	47	-	(47)	-
Other commitments (a) (d)	511	(433)	(62)	16
Contract obligations (a)	1,581	-	-	1,581
Severance and benefits (a)	495	(495)	-	-

	2,634	(928)	(109)	1,597

	$4,048	$(928)	$(109)	$3,011

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,001	$(928)	$(62)	$3,011
Trade receivables (b)	47	-	(47)	-

	$4,048	$(928)	$(109)	$3,011

(a)
Amounts represent primarily cash charges.
(b)
Amounts represent primarily non-cash charges.
(c)
Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)
Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

The contract obligations in France remained under dispute and therefore had not been settled. The Company was unable to predict when the litigation relating to these obligations would be resolved. Thus there was no utilization of the contract obligation reserves during year ended December 31, 2001.

2002 Activity/Changes in 1999 Restructuring Reserves.    During the second quarter of 2002, the litigated contract obligations associated with Avranches, France were dismissed by the court and the related $1.6 million of reserves were reversed. During the fourth quarter of 2002, a settlement of approximately $1.0 million was reached on the litigation surrounding the France/Scotland consolidation and the remaining $0.4 million of reserves were released. The settlement is subject to appeal, and certain other claims remain open, therefore, no assurance can be given that the Company's cessation of manufacturing operations in France will not result in significant additional legal or other costs.

Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2002 are summarized below:

		Utilized
1999 Restructuring Actions:	Balance 12/31/01				Balance 12/31/02
		Cash	Non-Cash	Reversals
	(In thousands)
France/Scotland Consolidation:
Contract obligations (a)(b)	$1,414	$(1,039)	$-	$(375)	$-

Manufacturing Cessation — Avranches, France:
Other commitments (a)	16	(3)	-	(13)	-
Contract obligations (a)	1,581	-	-	(1,581)	-

	1,597	(3)	-	(1,594)	-

	$3,011	$(1,042)	$-	$(1,969)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,011	$(1,042)	$-	$(1,969)	$-

(a)
Amounts represent primarily cash charges.
(b)
Amounts relate to commitments associated with manufacturing of floppy drives.

(6) Commitments and Contingencies

Litigation

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company's financial position or results of operations, except that, as indicated below, the settlement of, or adverse judgment with respect to, certain of these lawsuits could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment occurs or settlement occurs or is implemented.

On March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL ("AMM") in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM's production and sale of the Swap 100MB disk, a cartridge that AMM claimed could be used with certain of the Company's Zip drives. The complaint requested monetary damages and other relief against further infringement by AMM. The Company filed a motion for a preliminary injunction against AMM, which was granted on July 24, 2001, thus restraining AMM from further manufacturing or commercialization of the Swap 100MB disk. In August 2001, AMM appealed the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, while continuing its appeal. On October 31, 2001, the Paris Appeals Court denied AMM's appeal and ruled that the injunction shall remain in effect while the underlying infringement case continues on the merits. The Company intends to vigorously pursue these claims and to continue the protection of the Company's intellectual property.

Nomai S.A. ("Nomai") is a French subsidiary of the Company that was acquired during the third quarter of 1998. Nomai is currently engaged in several litigation matters that revolve around (1) Nomai's acquisition of certain assets of RPS Media S.A. in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets and (2) Nomai's subsequent disposition of AMM in September 1999.

On February 18, 2000, the bankruptcy trustee for RPS Media, S.A. filed a complaint against Nomai. The trustee claimed that Nomai had not complied with the alleged investment and employment related commitments made by Nomai's former management before the Commercial Court of Albi, France in connection with Nomai's acquisition during 1997 of certain assets of RPS Media, S.A. in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately USD $17,800) until Nomai invested FF 48 million (approximately USD $8.6 million) and hired 100 people in Albi, France. On April 18, 2000, the Commercial Court declined, on jurisdictional grounds, to issue a summary judgment ruling in favor of the trustee. On February 16, 2001, the trustee filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately USD $17,800) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately USD $8,900) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai filed a notice of appeal of the Toulouse Court of Appeals ruling to the French Cour de Cassation on June 10, 2002. The trustee has not yet acted to enforce the daily penalty and it is therefore not yet accumulating, although this could be enforced in the future and could be made retroactive back to December 2001, and if made retroactive, fines would exceed USD $3 million. On October 11, 2002, the Commercial Court of Albi issued a ruling in connection with the prior complaint by the bankruptcy trustee for RPS Media, finding that Iomega Corporation, Iomega International and AMM were liable in connection with Nomai's failure to make investments in Albi. The Commercial Court of Albi assessed damages of 8.5 million euros (approximately USD $9.2 million). This ruling is subject to appeal to the Toulouse Court of Appeals and Iomega is pursuing an appeal. Subsequently, in December 2002, the parties executed a settlement agreement, calling for Nomai to transfer rights to an unused building in Albi and requiring a payment of an aggregate of one million euros, divided among 99 former employees of RPS Media. Presently 36 of those former employees are not cooperating with the settlement and have filed a separate lawsuit, seeking approximately $1.8 million U.S. dollars, against the Company, Iomega International and Nomai. On January 24, 2003, however, the Commercial Court of Albi issued its approval of the settlement. Under the settlement, the bankruptcy trustee for RPS Media agreed to release all claims of RPS Media and to seek to obtain executed releases from the former employees of that company. Any former employee, including those 36 former employees mentioned above, who refuses to sign such a release will lose the right to participate in the distribution of the one million euros called for in the settlement. Until this litigation, including the litigation with the 36 former employees, is resolved, the Company intends to vigorously pursue the appeal.

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation, before the Commercial Court of Albi, claiming that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $23.0 million). This case was subsequently consolidated with the case by the AMM trustee mentioned immediately above. On October 11, 2002, the Commercial Court of Albi issued a ruling that Iomega International and Iomega Corporation were liable to AMM in the amount of 1.9 million euros (approximately USD $2.1 million). This amount is in addition to the 8.5 million euro amount discussed in the foregoing paragraph. This ruling is subject to appeal to the Toulouse Court of Appeals and the Company is vigorously pursuing an appeal. The judgment is not to be stayed by the appeal and AMM could attempt to enforce the judgment.

Although the Company does not expect the Nomai/AMM litigation described above to have a material adverse effect on the Company's ongoing business, results of operations or financial condition, enforcement of the adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the period in which any such adverse judgment or settlement occurs (or is implemented).

Lease Commitments

The Company conducts a substantial portion of its operations from leased facilities and leases certain equipment used in its operations. Aggregate lease commitments under non-cancelable operating leases in effect at December 31, 2002 are as follows:

Years Ending December 31,	Lease Commitments
(In thousands)
2003	$4,460
2004	3,542
2005	3,003
2006	2,380
2007	1,112
Thereafter	834

$15,331

Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $4.9 million, $7.6 million and $8.7 million, respectively.

Purchase Commitments

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to forecast product demand, which could result in either insufficient or excess products and/or purchase commitments. Accruals for losses related to firm non-cancelable purchase commitments totaled $2.3 million and $13.6 million at December 31, 2002 and 2001, respectively.

Cash Bonus Plan

During 2002, the Company modified its cash incentive bonus plan to provide for semi-annual payments to officers and key employees based on the attainment of certain semi-annual financial objectives and other functional objectives. Prior to 2002, an annual payment was made if annual consolidated financial objectives and other functional and individual performance objectives were met. At December 31, 2002, the Company had accrued $1.3 million for management bonuses related to the attainment of certain semi-annual financial objectives and other functional objectives for the second half of 2002. At December 31, 2001, the Company had accrued approximately $0.4 million for certain guaranteed management bonuses that were paid in January 2002. At December 31, 2000, the Company had accrued approximately $7.1 million for management bonuses that were paid in March 2001.

Profit Sharing Plan

During 2002, the Company modified its profit sharing plan to provide for quarterly payments to all eligible employees of their share of a pool based on the attainment of certain quarterly financial objectives. Previously, the plan provided for quarterly payments based on the attainment of certain annual consolidated financial objectives. The previous plan also required employees to have completed one year of continuous employment to participate in the plan. The new plan has no service time requirements. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. At December 31, 2002, the Company had accrued less than $0.1 million for the fourth quarter profit sharing plan. The Company did not accrue for or pay any profit sharing for 2001. The Company paid or accrued approximately $1.6 million in profit sharing for 2000.

Stock Option Exchange Program

For the Company's Stock Option Exchange Program ("Exchange Program") (see Note 11 for more detail), the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company's Common Stock above $20.00. This compensation expense must be recorded on a quarterly basis until the new options issued under the Exchange Program are exercised, forfeited or expire unexercised. The impact of the new options granted under the Exchange Program on the Company's consolidated financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. For example, during 2002, approximately 53,000 options were forfeited or cancelled, leaving a balance of approximately 120,000 options subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the common stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Forward Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company's functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statements of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge net balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed one fiscal month.

When hedging net balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

At December 31, 2002, outstanding forward exchange buy/(sell) contracts, which all mature in January 2003, were as follows (rates are quoted as other currency unit per one United States dollar):

	Amount	Contracted Forward Rate	Month-End Forward Rate
British Pound	(600,000)	0.6257	0.6229
European Currency Unit	(32,100,000)	0.9635	0.9541
Singapore Dollar	1,200,000	1.7357	1.7338
Swiss Franc	1,500,000	1.3990	1.3829

At the end of each month, existing contracts are revalued at the month-end forward rate. The Company's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

(7) Notes Payable

Cash paid for interest was less than $0.1 million in 2002 and was $0.2 million and $3.8 million in 2001 and 2000, respectively, including interest on capital leases. Included in interest expense for 2000 was $1.2 million of amortization of deferred charges associated with obtaining debt and applicable amendments. With the redemption of the convertible subordinated notes in October of 2000, there are no more deferred charges to be amortized.

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

(9) Preferred Stock

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. The Company's Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2002, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

Series A Junior Participating Preferred Stock

In July 1999, the Company designated 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Stock") in connection with the adoption of a shareholder rights plan (see

Note 10 for more detail). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock; (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share and to an aggregate payment of 1,000 times the payment made per share of Common Stock; (iii) have 1,000 votes, voting together with the Common Stock; (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary anti-dilution provisions. There are no shares of Series A Stock outstanding.

(10) Preferred Stock Purchase Rights

In July 1999, the Company adopted a shareholder rights plan to replace the expiring 1989 Rights Plan (the "1999 Rights Plan") and declared a dividend of five rights for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 16, 1999. Each right, when exercisable, entitles the registered holder to purchase from the Company 1/1000 of a share of Series A Stock, at a purchase price of $28.88 in cash, subject to adjustment. The rights will not become exercisable unless a person acquires beneficial ownership of 20% or more of the Company's Common Stock or commences a tender offer that, if consummated, would result in a person acquiring 20% or more of the Company's Common Stock. At any time prior to the tenth business day (or such later date as may be determined by the Company's Board of Directors) after a person acquires 20% or more of the Company's Common Stock, and in certain other circumstances, the Company may redeem the rights at a price of $.001 per right, payable in cash or stock. The rights expire on July 29, 2009, unless earlier redeemed or exchanged.

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

(11) Stock Compensation Plans

Stock Option Exchange Program

On April 19, 2000, the Company's shareholders approved an Employee Stock Option Exchange Program ("Exchange Program"), pursuant to which the Company granted approximately 216,000 new stock options at an exercise price of $17.95 in exchange for approximately 380,000 previously outstanding stock options, which had exercise prices above $17.95. The new options issued under the Exchange Program are subject to variable plan accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Under variable plan accounting, the Company is required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company's Common Stock above $20.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the new options issued under the Exchange Program option are exercised, forfeited or expire unexercised. The impact of the new options granted under the Exchange Program on the Company's consolidated financial statements will depend on quarterly fluctuations in the Company's Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. For example, during 2002, approximately 53,000 options were forfeited or cancelled, leaving a balance of approximately 120,000 options subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

At December 31, 2002, 2001 and 2000, the Company's Common Stock price was below $20.00 per share. No compensation expense was recognized in 2002, 2001 or 2000 related to the Exchange Program.

Stock Incentive Plans

The Company has two stock incentive plans: the 1987 Stock Option Plan (the "1987 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The 1987 Plan has expired and no further grants may be made under this plan. However, all remaining outstanding options previously granted under this plan remain in effect. The 1997 Plan provides for the grant of incentive stock options ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options ("NSOs") and restricted stock awards. Under the 1997 Plan, the Company may grant options for up to 4,100,000 shares of Common Stock to the Company's officers, key employees, directors, consultants and advisors. The Company records an expense in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", if and when stock options are issued to non-employees for services. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of the Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted for a term of up to 11 years. At December 31, 2002, the Company had reserved 4,291,689 shares of Common Stock pursuant to awards granted or to be granted under these two plans.

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1987 and 1997 Plans for the years ended December 31, 2002, 2001 and 2000 at their respective weighted average exercise prices.

	2002		2001		2000
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	2,628	$16.07	2,294	$19.88	2,614	$27.13
Granted	197	10.29	1,409	11.25	1,573	18.77
Exercised	(24)	1.38	(45)	8.33	(243)	12.41
Forfeited	(545)	21.23	(1,030)	18.31	(1,650)	43.14

Outstanding at end of year	2,256	14.47	2,628	16.07	2,294	19.88

Options exercisable at year-end	1,097	16.61	945	19.68	805	19.40
Weighted average fair value of options granted during the year		$4.19		$4.74		$7.95

The number of shares available for future grant under the 1997 Plan totaled 2,035,057 at December 31, 2002.

Director Stock Option Plans

The Company has a 1987 Director Stock Option Plan (the "1987 Director Plan") and a 1995 Director Stock Option Plan (the "1995 Director Plan"), which was amended during 1997 and 1998. The 1987 Director Plan has expired and no further options may be granted under this plan; however, outstanding options previously granted under this plan remain in effect. Under the 1995 Director Plan, the Company may grant options for up to 480,000 shares of Common Stock. The 1995 Director Plan currently provides for the grant to each non-employee Director of the Company, on his or her initial election as a Director, of an option to purchase 10,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 2,000 shares of Common Stock on each anniversary of his or her initial election following the full vesting of the initial option grant or on each April 24 in the case of Directors who were serving as Directors when the plan was amended in 1997. All options generally become exercisable in five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of the Company. Directors entitled to receive an initial or annual option can instead elect to receive a series of monthly options covering, in total, the same number of shares that the single option grant would have covered. Each monthly option in a series will vest such that the total number of shares vested at any time is equal to the number that would have been vested if a single option had been granted. Under both plans, the exercise price per share of the option is equal to the fair market value of the Company's Common Stock on the date of grant of the option. Any options granted under either plan must be exercised no later than ten years from the date of grant. All options granted under the plans are NSOs. At December 31, 2002, the Company had reserved 583,992 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

The following table presents the options granted, exercised and forfeited under the 1987 and 1995 Director Plans for the years ended December 31, 2002, 2001 and 2000 at their respective weighted average exercise prices.

	2002		2001		2000
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	193	$10.83	172	$10.05	182	$11.03
Granted	36	11.68	23	18.79	16	17.86
Exercised	(18)	0.77	-	-	(10)	0.67
Forfeited	(26)	39.27	(2)	39.45	(16)	34.90

Outstanding at end of year	185	8.05	193	10.83	172	10.05

Options exercisable at year-end	127	5.30	147	7.42	136	5.40
Weighted average fair value of options granted during the year		$5.11		$6.89		$8.75

The number of shares available for future grants under the 1995 Director Plan was 399,300 at December 31, 2002.

The following table summarizes information about awards outstanding under all stock compensation plans at December 31, 2002.

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number (000's) Outstanding at 12/31/02		Weighted Average Exercise Price	Number (000's) Exercisable at 12/31/02	Weighted Average Exercise Price
$0.67 to $2.95	154	0.9 years	$1.23	154	$1.23
$5.00 to $11.03	757	8.8 years	7.35	222	7.09
$11.60 to $17.20	609	7.6 years	14.34	206	15.25
$17.50 to $26.25	829	6.2 years	19.53	562	19.55
$27.19 to $40.63	67	3.9 years	34.63	59	35.21
$41.88 to $62.19	25	4.8 years	44.80	21	44.45

	2,441	6.9 years	13.98	1,224	15.43

(12) Employee Stock Purchase Plans

The Company adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants are able to purchase shares of the Company's Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of the Company's Common Stock begin each January 1 and July 1. Each offering commencement date begins a six-month period during which payroll deductions will be made and held for the purchase of Common Stock at the end of each six-month period at a price equal to 85% of the Common Stock's closing price at the end of the six-month period. An aggregate of 600,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 2002, a total of 241,120 shares have been purchased pursuant to these plans.

(13) Retirement Plan

During 2002, the Iomega Retirement and Investment Savings Plan (the "IRIS Plan") was amended. The major enhancements included 100% employer matching contributions for the first $750 contributed by the employee, increasing the employer matching contribution to 60% of an employee's contributions up to 8% of an employees eligible contributions and fully vesting employees in their employer match after two years of service. Previously, employer matching contributions consisted of a 100% employer matching contribution for the first $600 contributed by the employee, basic match of 50% of a participant's contributions over $600 up to 5% of eligible earnings and the employer matching contributions were subject to a four-year vesting schedule. The IRIS plan (previously and currently) provides for a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match is based on Company profitability goals, with the match percentage determined annually by the Company's Board of Directors. The IRIS Plan permits eligible employees to make tax deferred investments through payroll deductions. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 ("ERISA"). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. The Company contributed approximately $1.9 million, $2.4 million and $1.5 million to the IRIS Plan for the years ended December 31, 2002, 2001 and 2000, respectively. In addition the Company accrued approximately $2.0 million for discretionary contributions to the IRIS Plan for the year ended December 31, 2000, which the Company paid in 2001.

(14) Nonqualified Deferred Compensation Plan

Beginning in 1998, the Company offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provides for the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of annual base salary and up to 100% of bonuses. The Company's obligations under this plan are unfunded, for tax purposes and for purposes of Title I of ERISA, and unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period.

(15) Business Segment Information

The Company has five reportable segments based primarily on the nature of the Company's customers and products: Zip, CD-RW, Jaz, PocketZip and Other (Jaz, PocketZip and some of the Other products have been discontinued, see below for more information). The Zip segment involves the development, distribution and sales of personal storage products and applications, including Zip disk and drive systems to retailers, distributors, resellers and OEMs throughout the world. Until the sale of the Penang Manufacturing Subsidiary which closed in November 2002, the Company also manufactured its Zip drives. The Company's CD-RW segment involves the distribution and sales of CD-RW drives to retailers, distributors and resellers throughout the world. The CD-RW segment also includes HotBurn software which is bundled with CD-RW drives and sold on a stand-alone basis on the Company's website. The Jaz segment involved the development, manufacture, distribution and sales of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sales of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The "Other" segment includes: Peerless drive systems; FotoShow; sourced products such as portable and desktop HDD drives, which began shipping during the second quarter of 2002; NAS servers, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002; Iomega Microdrive miniature hard drives; Iomega CompactFlash and Iomega SmartMedia memory cards; Iomega software products such as Iomega Automatic Backup software and other miscellaneous items.

During 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the "Other" category, the Company discontinued FotoShow, Microdrive, CompactFlash and SmartMedia. The Company currently sells disks for Jaz and PocketZip products to support the installed drive base of these products.

During 2002, the Company recorded impairment charges of $10.7 million as cost of sales, of which $10.6 was charged to the Zip segment and $0.1 million was charged to the Jaz segment. These impairment charges resulted from the Company entering into an agreement to sell the Penang Manufacturing Subsidiary (see Note 2 for more detail).

During 2001, the Company recorded non-restructuring charges of $77.1 million, of which $71.4 million was charged to the respective product lines mainly as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow, CD-RW and other inventory, equipment and other assets; loss accruals for related supplier purchase commitments and other various contractual arrangements. During 2001, the Company recorded restructuring charges of $1.3 million associated with the CD-RW segment.

During 2000, the Company recorded non-restructuring charges of $7.4 million as cost of sales, primarily reflecting write-downs of PocketZip inventory and equipment and loss accruals for related supplier purchase commitments. During 2000, reversals of restructuring charges originally recorded in 1999 that were associated with the Jaz and PocketZip segments totaled $4.8 million (see Notes 4 and 5 for more detail on the non-restructuring charges and restructuring charges, respectively).

The Company evaluates performance based on PPM for each segment. PPM is defined as sales and other income directly related to a segment's operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization directly related to a segment's operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 "Operations and Significant Accounting Policies". Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Segment assets consist of inventory, net fixed assets and intangibles. In 2001 and 2002, capital expenditures were specifically identified to each product segment. In 2000, corporate fixed assets were allocated based on capital expenditures for each operating segment. Corporate depreciation was allocated based on the segment's percentage of fixed assets to total fixed assets.

The information in the following table was derived directly from the segments' internal financial information used for corporate management purposes. The information for 2001 has been reclassified to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001, comprised of $2.2 million for Zip, $0.8 million for CD-RW, $0.1 million for Jaz and $0.1 million for Other products. The Company did not have the necessary information to reflect an EITF 00-25 reclassification in 2000. The EITF 00-25 reclassification did not impact PPM.

Sales, PPM (Product Loss) and Other Information by Significant Business Segment

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Sales:
Zip	$478,523	$633,191	$984,823
CD-RW	79,493	103,542	123,708
Jaz	14,040	64,851	161,819
PocketZip	996	6,932	20,302
Other	41,311	22,578	9,532

Total sales	$614,363	$831,094	$1,300,184

PPM (Product Loss):
Zip	$175,437	$153,080	$296,015
CD-RW	(3,633)	(53,008)	(1,666)
Jaz	5,157	18,397	46,485
PocketZip	1,434	(37,426)	(32,102)
Other	(11,952)	(48,584)	(8,367)

Total PPM	166,443	32,459	300,365
Common Expenses:
General corporate expenses	(97,006)	(109,192)	(152,140)
Non-restructuring charges	-	(5,668)	-
Restructuring (charges) reversals	2,423	(37,599)	-
Interest and other income (expense)	4,029	13,875	14,093

Income (loss) before income taxes	$75,889	$(106,125)	$162,318

Non-Restructuring and Impairment Charges:
Zip	$(10,581)	$(12,021)	$-
CD-RW	-	(17,443)	-
Jaz	(100)	-	-
PocketZip	-	(21,569)	(7,400)
Other	-	(20,418)	-
Non-allocated	-	(5,668)	-

	$(10,681)	$(77,119)	$(7,400)

Restructuring (Charges) Reversals:
CD-RW	$-	$(1,347)	$-
Jaz	-	-	2,397
PocketZip	-	-	2,417
Non-allocated	2,423	(37,599)	-

	$2,423	$(38,946)	$4,814

Depreciation and Amortization:
Zip	$15,382	$23,988	$32,436
CD-RW	1,050	528	373
Jaz	365	7,657	16,304
PocketZip	133	1,429	6,003
Common/other	5,086	12,413	10,570

Total depreciation and amortization	$22,016	$46,015	$65,686

Capital Expenditures:
Zip	$5,855	$4,554	$4,021
CD-RW	531	1,051	117
Jaz	15	99	479
PocketZip	-	163	1,544
Common/other	925	12,922	22,752

Total capital expenditures	$7,326	$18,789	$28,913

	December 31,
	2002	2001	2000
	(In thousands)
Assets (1):
Zip	$51,279	$86,012	$136,082
CD-RW	3,083	6,653	21,141
Jaz	1,512	3,338	27,404
PocketZip	48	536	9,927
Common/other	9,460	24,738	23,417

Total assets	$65,382	$121,277	$217,971

    (1)
    Assets consist of inventory, net fixed assets and other intangibles, as these are the only assets allocated to the applicable segments.

Geographic Information

A significant amount of the Company's sales are generated outside of the United States. The Company has its European headquarters in Geneva, Switzerland; its Asia Pacific headquarters in Singapore and its Corporate Headquarters in San Diego, California. In addition, the Company has sales offices located throughout North America, Europe, Asia and Latin America. During 2001, the Company relocated its Corporate Headquarters from Roy, Utah to San Diego, California. However, a portion of the Company's research and development, operations, facilities and other administrative functions are still located in Roy, Utah. During 2001, as part of the Company's restructuring plans, it closed several sales offices in the United States, Europe and Asia. During 2000, the Company opened two sales offices in Latin America.

During 2001, the Company closed its United States manufacturing facility and transferred all internal manufacturing, in addition to some third party manufacturing to the Company's Penang Manufacturing Subsidiary in Malaysia. In November 2002, the Company sold its Penang Manufacturing Subsidiary and entered into an agreement with the buyer for the manufacture and supply of Zip drives and certain other products. All sales from the Penang Manufacturing Subsidiary were to affiliated companies. Prior to the sale, inventory was transferred from the Penang Manufacturing Subsidiary to affiliates at an arms-length price as determined by an independent economic study.

Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study. Also, the Switzerland subsidiary pays the United States operations a royalty, determined by an independent economic study, for the rights to existing technologies.

Following is a summary of the Company's United States and significant non-U.S. country sales and the United States and significant non-U.S. country long-lived assets. Sales are attributed to individual countries based on the location of sales to unaffiliated customers. The information for 2001 has been reclassified to show the effects of EITF 00-25 which resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The Company did not have the necessary information to reflect an EITF 00-25 reclassification for 2000.

	Years Ended December 31,
	2002	2001	2000
	(In millions)
Sales:
United States	$384.7	$556.5	$855.1
Other countries	229.7	274.6	445.1

Total	$614.4	$831.1	$1,300.2

	December 31,
	2002	2001	2000
	(In millions)
Long-Lived Assets (1):
United States	$36.0	$46.5	$97.2
Malaysia (2)	-	31.2	31.1
Other countries	0.7	1.7	4.7

Total	$36.7	$79.4	$133.0

    (1)
    Long-lived assets consist of all long-term assets other than deferred tax assets.
    (2)
    The Company sold its Penang Manufacturing Subsidiary during 2002 (see Note 2 for more detail).

No single country other than the United States accounted for more than 10% of the Company's total sales.

(16) Other Matters

Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company performed the impairment test required under SFAS 142 in the first quarter of 2002 and determined that the Company's $11.7 million of goodwill, all of which is associated with the Zip product line, was not impaired. There were no indicators of impairment from the time the impairment evaluation was performed to December 31, 2002.

As a result of the implementation of SFAS 142, the Company did not record goodwill amortization during the year ended December 31, 2002, whereas the Company had recorded pre-tax goodwill amortization of $3.7 million and $4.6 million for the years ended December 31, 2001 and 2000, respectively. Without this goodwill amortization, pro forma net loss for the year ended December 31, 2001 would have been $91.0 million, a decrease of $2.3 million over the reported net loss of $93.3 million and pro forma earnings per share would have been a loss of $1.70 per share, a decrease of $0.04 per share over the reported loss of $1.74 per share. Without this goodwill amortization, pro forma net income for the year ended December 31, 2000 would have been $172.4 million, an increase of $2.8 million over the reported net income of $169.6 million and pro forma earnings per share would have been $3.12 per diluted share, an increase of $0.05 per share over the reported earnings of $3.07 per diluted share.

At December 31, 2002, the Company had $6.7 million in net intangible assets, all of which are subject to amortization. The Company's intangible assets are licensing agreements and intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the years ended December 31, 2002 and December 31, 2001, amortization expense was $3.0 million and $4.1 million, respectively. Amortization expense for each of the next five fiscal years is anticipated to be approximately $2 million in 2003, $2 million in 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of December 31, 2002, the weighted average useful life of the Company's intangible assets is approximately 3 1/4 years.

	December 31,
	2002	2001
	(In thousands)
Intangible Assets:
Gross value (1)	$12,955	$20,455
Accumulated amortization	(6,200)	(10,711)

Net intangible assets	$6,755	$9,744

    (1)
    The change in the gross value of intangible assets between December 31, 2001 and December 31, 2002 resulted from $7.5 million of intellectual property that was fully amortized and removed from the books during the first quarter of 2002.

Significant Customers

Sales to Ingram Micro, Inc., a distributor of computer products, have accounted for 16% of the Company's consolidated sales in each of the last three years. Sales to Ingram Micro, Inc. consisted of product sales from all of the Company's business segments. No other customer accounted for 10% or more of consolidated sales.

Concentration of Credit Risk

The Company markets its products primarily through computer product distributors, retailers and OEMs. Accordingly, as the Company grants credit to its customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. At December 31, 2002, the customers with the ten highest outstanding trade receivable balances totaled $61.2 million, or 69% of the gross trade receivables, compared to $112.3 million, or 77% of gross trade receivables, at December 31, 2001. At December 31, 2002, the largest outstanding trade receivables balance from the largest customer was $13.5 million, or 15% of gross trade receivables, compared to the trade receivables balance from the largest customer of $20.6 million, or 14% of gross trade receivables, at December 31, 2001. If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

Related Party Transactions

During 2000, the Company paid $57,600 to Idanta Partners Ltd. to cover the cost of Mr. Dunn's (who is Chairman of the Board of Directors) salary, retirement benefits and health insurance while Mr. Dunn served as Chief Executive Officer of the Company during January of 2000. Mr. Dunn also received a fully vested option for 20,000 shares in February 2000 for his services. Mr. Huberman (who is on the Board of Directors) received a fully vested option for 4,000 shares in February 2000 for consulting services performed.

(17) Subsequent Event

On January 22, 2003, the Company signed a settlement agreement resolving a dispute with an insurance carrier over coverage related to a lawsuit which was settled in 2002. The payment from the insurance carrier was for $7.5 million and was received by the Company on January 28, 2003. The payment included $1.0 million that was previously recorded as a receivable and will result in a $6.5 million gain in the Company's first quarter 2003 results.

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION
By:	/s/ WERNER T. HEID Werner T. Heid President and Chief Executive Officer
Date:	March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WERNER T. HEID Werner T. Heid	President and Chief Executive Officer (Principal executive officer)	March 21, 2003
/s/ BARRY ZWARENSTEIN Barry Zwarenstein	Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)	March 21, 2003
/s/ DAVID J. DUNN David J. Dunn	Chairman of the Board of Directors	March 21, 2003
/s/ ROBERT P. BERKOWITZ Robert P. Berkowitz	Director	March 21, 2003
/s/ LOUIS E. CALDERA Louis E. Caldera	Director	March 21, 2003
/s/ STEPHEN N. DAVID Stephen N. David	Director	March 21, 2003
/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Director	March 21, 2003
/s/ NEAL J. MARTINI Neal J. Martini	Director	March 21, 2003
/s/ JOHN E. NOLAN John E. Nolan	Director	March 21, 2003

IOMEGA CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Werner T. Heid, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Iomega Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	/s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer

CERTIFICATION

I, Barry Zwarenstein, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Iomega Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Barry Zwarenstein
Dated: March 21, 2003	Barry Zwarenstein Vice President, Finance and Chief Financial Officer

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions (credits) charged to costs and expenses	Deductions	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts(a):
Year ended December 31, 2002	$11,559	$(3,068)	$(3,029)	$5,462
Year ended December 31, 2001	8,858	7,121	(4,420)	11,559
Year ended December 31, 2000	15,908	(2,637)	(4,413)	8,858
Price Protection and Volume Rebates(b):
Year ended December 31, 2002	$45,794	$47,839	$(64,452)	$29,181
Year ended December 31, 2001	39,035	96,670	(89,911)	45,794
Year ended December 31, 2000	37,806	51,374	(50,145)	39,035
Warranty Reserves(c):
Year ended December 31, 2002	$10,856	$10,625	$(13,446)	$8,035
Year ended December 31, 2001	13,315	15,318	(17,777)	10,856
Year ended December 31, 2000	17,211	23,959	(27,855)	13,315
Inventory Reserves:
Year ended December 31, 2002	$26,680	$(2,125)	$(18,101)	$6,454
Year ended December 31, 2001	31,228	52,971	(57,519)	26,680
Year ended December 31, 2000	48,892	3,189	(20,853)	31,228
Sales Returns Reserves(d):
Year ended December 31, 2002	$6,191	$36,223	$(36,371)	$6,043
Year ended December 31, 2001	9,762	69,210	(72,781)	6,191
Year ended December 31, 2000	12,971	59,381	(62,590)	9,762

(a)
Deductions represent write-offs of trade receivables.
(b)
Additions reduce sales. Deductions represent credits granted against trade receivables.
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

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-20432, 33-23822, 33-59027, 33-62029, 333-15335, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079 and 333-78047) of our report dated January 15, 2003, except for Note 17, as to which the date is January 28, 2003, with respect to the consolidated financial statements and schedule of Iomega Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2002. The consolidated financial statements and schedule of Iomega Corporation for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations.

/S/ ERNST & YOUNG LLP ERNST & YOUNG LLP
San Diego, California March 19, 2003

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number			Description
	3(i).1	(10)	Restated Certificate of Incorporation of the Company, as amended.
	3(ii).1	(8)	By-Laws of the Company, as amended.
	4.1	(3)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.
**	10.1	(1)	1987 Stock Option Plan of the Company, as amended.
**	10.2	(1)	1987 Director Stock Option Plan of the Company, as amended.
**	10.3	(7)	1995 Director Stock Option Plan of the Company, as amended.
**	10.4	(2)	Form of Indemnification Agreement between the Company and each of its Directors.
**	10.5	(7)	1997 Stock Incentive Plan of the Company, as amended.
**	10.6	(5)	Iomega Corporation Nonqualified Deferred Compensation Plan.
	10.7	(4)	Lease Agreement, dated January 25, 1996, between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.
	10.8	(6)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.
**	10.9	(9)	Employment letter, dated June 18, 2001, between the Company and Werner T. Heid.
**	10.10	(11)	Employment letter, dated September 14, 2001, between the Company and Mahmoud Mostafa.
**	10.11	(11)	Employment letter, dated July 23, 2001, between the Company and Thomas D. Kampfer.
	10.12	(11)	Sublease Agreement, dated October 16, 2001, between the Company and Cooley Godward LLP.
**	10.13	(13)	2002 Bonus Plan.

	+10.14	(14)
			Agreement relating to the sale and purchase of the issued share capital of Iomega (Malaysia) Sdn. Bhd., by and between Iomega Overseas B.V., a wholly-owned indirect subsidiary of the Company, and Venture Corporation Limited.
	+10.15		Manufacturing Services and Supply Agreement by and between Iomega Corporation, Iomega (Malaysia) Sdn. Bhd. and Venture Corporation Limited.
**	10.21		Employment letter, dated October 26, 2001, between the Company and Barry Zwarenstein.
**	10.22		Employment letter, dated July 3, 2002, between the Company and Gregory S. Rhine.
	16.1	(12)	Letter from Arthur Andersen LLP regarding change in certifying accountant.
	21.1		Subsidiaries of the Company.
	23.1		Consent of Ernst & Young LLP, Independent Auditors (appears on page 144 of this Annual Report on Form 10-K).
	23.2
			Consent of Independent Public Accountants — Arthur Andersen LLP. (After reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated January 15, 2002 due to the closure of the Arthur Andersen LLP office in Salt Lake City, Utah).
	99.1	(11)	Arthur Andersen LLP quality assurance representation letter.
	99.2		Certification letter from Werner T. Heid, President and Chief Executive Officer.
	99.3		Certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

	**		Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
	+		Confidential treatment requested as to certain portions. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
	(1)		Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-11963).
	(2)		Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(3)	Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form 8-A filed on August 5, 1999 (File No. 1-12333).
(4)	Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-11963).
(5)	Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-43775).
(6)	Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12333).
(7)	Incorporated herein by reference to Appendix to the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).
(8)	Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2001 (File No. 1-12333).
(9)	Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 1-12333).
(10)	Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 1-12333).
(11)	Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12333).
(12)	Incorporated herein by reference to the exhibits to the Company's Form 8-K filed on March 21, 2002 (File No. 1-12333).
(13)	Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 12333).
(14)	Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 12333).

QuickLinks

IOMEGA CORPORATION AND SUBSIDIARIES
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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
IOMEGA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Signatures
CERTIFICATION OF CEO
CERTIFICATION OF CFO
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Exhibit Index