Form 10-Q
period 2003-03-30
IOMEGA CORP
filed 2003-05-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

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

Yes       X           No

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       X           No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2003.

Common Stock, par value $.03 1/3 (Title of each class)	51,326,197 (Number of shares)

IOMEGA CORPORATION
TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

Special Note Regarding Forward-Looking Statements..................................................       2

                                                     PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 30, 2003
             and December 31, 2002.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             ended March 30, 2003 and March 31, 2002...............................................       5

         Condensed Consolidated Statements of Cash Flows for the Three Months
             ended March 30, 2003 and March 31, 2002...............................................       6

         Notes to Condensed Consolidated Financial Statements......................................       7

Item 2.  Management's Discussion and Analysis of Financial

                                                      PART II - OTHER INFORMATION

Copyright © 2003 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, Jaz, Peerless, PocketZip, HipZip, HotBurn, FotoShow, Active Disk, ioLink and IoClub are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce new and enhanced products and software, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) expected to have a capacity of about 1.5GB and a removable hard disk storage system (referred to as Removable Rigid Disk System or “RRD”) expected to have a capacity of approximately 35GB; goals to recruit OEM customers for new products; the overall objective to be viewed as a full line supplier of digital storage devices for the Company’s retail, catalog and online customers and to achieve the goal of creating “destination storage” in the retail and catalog channels; plans to mitigate the continued decline in the Company’s core Zip business; the need for additional restructuring or other charges in the future; the expectation of future outsourcing initiatives; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning the availability of PocketZip and Jaz disks and other plans concerning product lines; the belief that NAS represents a sales growth opportunity and the goal to launch new NAS products during 2003; the goal to expand the sales of DVD Rewritable drives during the second quarter of 2003; the goal to grow the Company’s sales; the expectation of continuing to lower product procurement costs; the goal to improve the procurement and commodity business processes to maximize profitability on sourced branded products; the impacts of expensing stock option grants; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the Company’s belief that its cash reserves are in excess of what is required to operate the existing business on an ongoing basis and that it is continuing to analyze and explore strategic opportunities both in and outside the storage industry with the goal to obtain the maximum benefit for the Company’s stockholders; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company’s SEC filings described under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of recent accounting pronouncements and the possible effects of an adverse outcome in legal proceedings, including the resolution of the adverse judgments in the Nomai litigation, as described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 5 of the notes to condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                              March 30,            December 31,
                                                                                2003                   2002
                                                                              ---------            ------------
                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                                  $ 174,064             $ 241,519
   Restricted cash                                                                  200                 3,800
   Temporary investments                                                        286,395               208,545
   Trade receivables, less allowance for doubtful accounts of
     $2,867 and $5,462, respectively                                             32,316                54,477
   Inventories                                                                   35,098                40,525
   Deferred income taxes                                                         23,670                27,573
   Income taxes receivable                                                          295                     -
   Other current assets                                                          12,668                14,490
                                                                              ---------             ---------
      Total Current Assets                                                      564,706               590,929
                                                                              ---------             ---------

Property and Equipment, at Cost                                                 156,328               155,376
Accumulated Depreciation and Amortization                                      (139,352)             (137,274)
                                                                              ---------             ---------
      Net Property and Equipment                                                 16,976                18,102
                                                                              ---------             ---------

Goodwill                                                                         11,691                11,691
                                                                              ---------             ---------
Other Intangibles, Net                                                            6,085                 6,755
                                                                              ---------             ---------
Other Assets                                                                         95                   122
                                                                              ---------             ---------
   Total Assets                                                               $ 599,553             $ 627,599
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                              March 30,            December 31,
                                                                                2003                   2002
                                                                              ---------            -----------
                                                                             (Unaudited)
Current Liabilities:
   Accounts payable                                                           $  37,357             $  60,131
   Other current liabilities (Note 1)                                            89,691                98,456
   Income taxes payable                                                               -                   622
                                                                              ---------             ---------
      Total Current Liabilities                                                 127,048               159,209
                                                                              ---------             ---------

Other Long-Term Liabilities                                                       1,301                 2,244
                                                                              ---------             ---------

Deferred Income Taxes                                                            54,352                55,107
                                                                              ---------             ---------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000
      Shares; none issued                                                             -                     -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares; none issued                                                     -                     -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 54,743,235 and 54,645,278 shares,
      respectively                                                                1,825                 1,822
   Additional paid-in capital                                                   308,213               307,716
   Less: 3,426,288 Common Stock treasury shares, at cost                        (33,791)              (33,791)
   Retained earnings                                                            140,605               135,292
                                                                              ---------             ---------
      Total Stockholders' Equity                                                416,852               411,039
                                                                              ---------             ---------
         Total Liabilities and Stockholders' Equity                           $ 599,553             $ 627,599
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                   For the Quarter Ended
                                                                              -------------------------------
                                                                              March 30,             March 31,
                                                                                2003                  2002
                                                                              ---------             ---------
                                                                                        (Unaudited)
Sales                                                                         $ 106,182             $ 178,897
Cost of sales                                                                    69,072               106,371
                                                                              ---------             ---------
Gross margin                                                                     37,110                72,526
                                                                              ---------             ---------

Operating Expenses:
   Selling, general and administrative                                           23,340                38,196
   Research and development                                                       8,588                 8,644
   Restructuring reversal                                                           (78)                    -
   Bad debt credit                                                               (1,982)                 (696)
                                                                              ---------             ---------
      Total Operating Expenses                                                   29,868                46,144
                                                                              ---------             ---------

Operating income                                                                  7,242                26,382
Interest income                                                                   1,866                 2,320
Interest expense and other income and expense, net                                   22                (2,104)
                                                                              ---------             ---------

Income before income taxes                                                        9,130                26,598
(Provision) benefit for income taxes                                             (3,817)                4,611
                                                                              ---------             ---------

Net Income                                                                    $   5,313             $  31,209
                                                                              =========             =========

Net income per basic and diluted common share                                 $    0.10             $    0.61
                                                                              =========             =========

Weighted average common shares outstanding                                       51,265                51,281
                                                                              =========             =========
Weighted average common shares outstanding -
   assuming dilution                                                             51,298                51,375
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   For the Quarter Ended
                                                                              -------------------------------
                                                                              March 30,             March 31,
                                                                                2003                  2002
                                                                              ---------             --------
                                                                                        (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                                 $   5,313             $  31,209
   Non-Cash Revenue and Expense Adjustments:
      Depreciation and amortization                                               3,608                 7,058
      Deferred income taxes                                                       3,148                 7,753
      Non-cash inventory write-offs                                                   -                 2,231
      Amortization on temporary investments                                         822                   277
      Bad debt credit                                                            (1,982)                 (696)
      Other                                                                          31                   799
                                                                              ---------             ---------
                                                                                 10,940                48,631
   Changes in Assets and Liabilities:
      Restricted cash                                                             3,600                (1,763)
      Trade receivables                                                          24,143                 8,145
      Inventories                                                                 5,427                  (515)
      Other current assets                                                        1,822                (5,121)
      Accounts payable                                                          (22,774)               (8,924)
      Other current liabilities                                                  (8,310)               (5,842)
      Accrued restructuring                                                        (455)               (6,433)
      Income taxes                                                                 (917)              (10,959)
                                                                              ---------             ---------
         Net cash provided by operating activities                               13,476                17,219
                                                                              ---------             ---------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                           (1,810)               (2,590)
   Purchases of temporary investments                                          (215,396)              (59,812)
   Sales of temporary investments                                               136,724                61,106
   Net change in other assets and other liabilities                                (617)                 (651)
                                                                              ---------             ---------
      Net cash used by investing activities                                     (81,099)               (1,947)
                                                                              ---------             ---------

Cash Flows from Financing Activities:
   Proceeds from sales of Common Stock                                              168                    82
   Purchases of Common Stock                                                          -                (2,924)
   Payments on other obligations                                                      -                  (302)
                                                                              ---------             ---------
      Net cash used in financing activities                                         168                (3,144)
                                                                              ---------             ---------
Net (Decrease) Increase in Cash and Cash Equivalents                            (67,455)               12,128
Cash and Cash Equivalents at Beginning of Period                                241,519               219,949
                                                                              ---------             ---------
Cash and Cash Equivalents at End of Period                                    $ 174,064             $ 232,077
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of the Company as of March 30, 2003 and December 31, 2002, the results of operations for the quarters ended March 30, 2003 and March 31, 2002 and cash flows for the three months ended March 30, 2003 and March 31, 2002.

The results of operations for the quarter ended March 30, 2003 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

Principles of Consolidation

These unaudited, condensed consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. All entities of the Company have been consolidated and there are no special purpose or variable interest entities.

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

Manufacturing Relationships

The Company uses independent parties to manufacture for the Company, on a contract basis, the Company’s products or components. Not all of the Company’s manufacturing relationships are covered by binding contracts and certain of the relationships are subject to unilateral termination by the Company’s manufacturing partner. Shortages resulting from a change in a manufacturing arrangement could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on the Company’s operating results. The Company is evaluating the consolidation of Zip disk manufacturing with the goal to reduce costs. In the event the Company implements any such consolidation, the Company may be required to record charges for discontinuing certain manufacturing relationships.

Reclassifications

Certain reclassifications were made to the prior periods’ unaudited, condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition

The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, value added resellers (“VARs”), catalogs, private label and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in sales and trade receivables in the accompanying condensed consolidated financial statements. The reserve for estimated returns totaled $5.2 million and $6.0 million at March 30, 2003 and December 31, 2002, respectively.

In addition to reserves for estimated returns, the Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. The OEM and VAR customers are not considered to have excess inventory as they tend to not carry more than four weeks of inventory. For example, the Company’s OEM customers are on a just-in-time inventory system, so there is no excess inventory in the OEM channel. The channel’s four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers, who make up the majority of the Company’s sales in the distribution, retail and catalog channels. No adjustment is made for those customers that do not report inventory and sell-through information. The Company defers estimated sales and cost of sales associated with estimated excess channel inventory in its condensed consolidated financial statements. The gross margin associated with deferral of sales for estimated excess channel inventory totaled $11.2 million and $17.9 million at March 30, 2003 and December 31, 2002, respectively and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Reserves for volume rebates and price protection credits totaled $27.4 million and $29.2 million at March 30, 2003 and December 31, 2002, respectively and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investments in corporate obligations, money market funds, repurchase agreements, asset backed securities, mortgage backed securities, U.S. agencies, U.S. treasuries and taxable and non-taxable municipal obligations.

Restricted Cash

At March 30, 2003, the Company had $0.2 million of cash to cover foreign bank guarantees for value added taxes (“VAT”). At December 31, 2002, the Company had classified a total of $3.8 million as “restricted cash,” of which $3.6 million of cash was set aside to secure a letter of credit. This letter of credit expired in March 2003 and therefore this cash is no longer restricted. These amounts are reported separately as “restricted cash” in the accompanying condensed consolidated balance sheets.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at March 30, 2003 and December 31, 2002 primarily consisted of corporate obligations, U.S. treasuries, U.S. agencies, taxable and non-taxable municipal obligations, asset backed securities and mortgage backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at March 30, 2003, the average duration of the Company’s temporary investments was just under one year. The Company minimizes its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

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

Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts by applying specified percentages to the different receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are fully reserved. In addition, specific reserves are established for specific customer accounts as collection problems become known or occur due to insolvency, disputes or other collection issues. The amount of these specific reserves are estimated by management based on the following assumptions/variables: customer’s financial position, age of the customer’s receivables and changes in payment schedules. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts whether due to insolvency, settlement or disputes.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

Inventories include direct materials, direct labor and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 March 30,         December 31,
                                                   2003                2002
                                                 ---------         ------------
                                                          (In thousands)
              Raw materials                      $  2,719            $  2,249
              Finished goods                       32,379              38,276
                                                 --------            --------
                                                 $ 35,098            $ 40,525
                                                 ========            ========

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes material costs, inventory related overhead costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers that inventory on hand, which is not expected to be sold within the next nine months as forecasted by the Company’s material requirements planning system, as excess and thus appropriate reserves are established through a charge to cost of sales.

Property and Equipment

The carrying amounts of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset.

Fixed asset reserves are established for those assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with accumulated depreciation and amortization in the accompanying condensed consolidated financial statements.

Marketing Program Accruals

The Company, as part of its normal operations, has entered into contracts with many of the Company’s distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of the Company’s products for various marketing purposes. The purpose of these contracts is to encourage advertising and promotional events to promote the sale of the Company’s products to end users. The Company also contracts with various third parties to support these customer programs. The Company accrues for the estimated costs of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support costs are incurred. During the period, the customer and Company develop and approve specific marketing programs to utilize the above funds in a manner intended to best promote the Company’s products. On a quarterly basis, the Company evaluates the adequacy of these marketing program accruals to cover known marketing programs that the Company has agreed to pay and/or share costs with the customer. In addition, the Company evaluates the specific programs for proper classification of these costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Current Liabilities

Other current liabilities consist of the following:

                                                                     March 30,        December 31,
                                                                       2003               2002
                                                                     --------           --------
                                                                            (In thousands)
      Margin on deferred sales                                       $ 12,110           $ 19,102
      Accrued marketing (a)                                            11,616             15,426
      Accrued payroll, vacation, bonus and profit sharing              10,011              9,589
      Accrued warranty                                                  7,202              8,035
      Other accrued liabilities (b)                                    48,752             46,304
                                                                     --------           --------
                                                                     $ 89,691           $ 98,456
                                                                     ========           ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners,promotional accruals and advertising accruals.

(b)	Includes accruals for royalties, professional fees, self-insurance liabilities, employee relocation costs, restructuring charges, purchase commitments, litigation, VAT, sales and other taxes and other miscellaneous liabilities.

Stock Compensation Expense

The Company has four stock-based compensation plans. Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based compensation expense is reflected in net income for the three months ended March 31, 2002, as all options granted under the four plans had an exercise price equal to the market value of the Company’s Common Stock on the date of grant.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company selected the prospective method, which is one of the three transition methods allowed by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted after January 1, 2003. The majority of awards under the Company’s plans vest over periods ranging from four to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the period ending March 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                   For the Three Months Ended
                                                               --------------------------------------
                                                               March 30, 2003          March 31, 2002
                                                               --------------         ---------------
                                                               (In thousands, except per share data)

     Net income as reported                                        $ 5,313                $ 31,209
                                                                   =======                ========
        Add: Stock compensation expense included
           in reported net income, net of related tax
           effects                                                      16                       -
        Less: Total stock compensation expense
           determined under fair value method for
           all awards, net of related tax effects                      336                     663
                                                                   -------                --------
     Pro forma net income                                          $ 4,993                $ 30,546
                                                                   =======                ========

     Basic EPS:
        As reported                                                $  0.10                $   0.61
                                                                   =======                ========
        Pro forma                                                  $  0.10                $   0.60
                                                                   =======                ========

     Diluted EPS:
        As reported                                                $  0.10                $   0.61
                                                                   =======                ========
        Pro forma                                                  $  0.10                $   0.59
                                                                   =======                ========

Accrued Warranty

A one-year limited warranty, or a two-year limited warranty in Europe, is generally provided on the Company’s Zip, Jaz, CD-RW, Peerless, portable and desktop hard disk drives (“HDD”) and Peerless disks as well as on products that have been discontinued such as PocketZip drives, HipZip digital audio players (“HipZip”) and FotoShow digital image centers (“FotoShow”). Certain OEM customers have a three-year limited warranty on the Company’s Zip drives. Zip, Jaz and PocketZip disks have a five-year limited warranty. The new Iomega Mini USB drives have a three-year limited warranty. NAS servers have limited warranty periods ranging from one to three years depending on the model purchased. In January 2001, the Company began shipping the Zip U250MB disk, which has a ten-year limited warranty.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. The Company uses a statistically-based model to estimate warranty accrual requirements. The statistical model used to project future returns is based upon a rolling monthly calculation that computes the number of units required in the warranty reserve and is based upon monthly sales, actual returns and statistically projected return rates. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Actual warranty costs are charged against this reserve. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns and repair cost. The Company reviews the adequacy of its recorded warranty liability on a quarterly basis and records the necessary adjustments to the warranty liability.

Changes in the Company’s warranty liability during all periods presented were as follows:

                                                 For the Three Months Ended
                                           ---------------------------------------
                                           March 30, 2003           March 31, 2002
                                           --------------           --------------
                                                        (In thousands)

     Balance at beginning of period            $ 8,035                 $ 10,856
        Accruals/additions                       2,410                    3,364
        Claims/charges                          (3,243)                  (4,414)
                                               -------                 --------
     Balance at end of period                  $ 7,202                 $  9,806
                                               =======                 ========

Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                    Net
                                                                  Income              Shares          Per Share
                                                                (Numerator)       (Denominator)         Amount
                                                                -----------       -------------       ---------
                                                                     (In thousands, except per share data
     For the Quarter Ended:
     March 30, 2003:
     Basic EPS                                                    $  5,313            51,265            $ 0.10
        Effect of options                                                -                33                 -
                                                                  --------            ------            ------
     Diluted EPS                                                  $  5,313            51,298            $ 0.10
                                                                  ========            ======            ======
     March 31, 2002:
     Basic EPS                                                    $ 31,209            51,281            $ 0.61
        Effect of options                                                -                94                 -
                                                                  --------            ------            ------
     Diluted EPS                                                  $ 31,209            51,375            $ 0.61
                                                                  ========            ======            ======

For the quarters ended March 30, 2003 and March 31, 2002, there were outstanding options to purchase 1,456,037 and 1,873,707 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. Therefore, these shares would have had an anti-dilutive effect on EPS.

Recent Accounting Pronouncements

In November of 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. EITF 00-21 also discusses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company plans on adopting EITF 00-21 on June 30, 2003. The Company believes that the effect of EITF 00-21 on the Company’s results of operations, financial position or liquidity will not be material as the Company currently has few multiple deliverable revenue arrangements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                             March 30,        December 31,
                                                                               2003              2002
                                                                             ---------        ------------
                                                                                    (In thousands)
              Deferred Tax Assets (Liabilities):
              Current Deferred Tax Assets:
                 Trade receivable reserves                                   $   8,897         $  11,259
                 Inventory reserves                                              3,809             3,042
                 Accrued expense reserves                                       10,862            13,030
                 Other                                                             102               242
                                                                             ---------         ---------
              Total current deferred tax assets                                 23,670            27,573
                                                                             ---------         ---------

              Non-Current Deferred Tax Assets:
                 Fixed asset reserves                                              947             1,185
                 Tax credit carryforwards                                       19,421            19,058
                 Accelerated depreciation/amortization                           4,440             4,301
                 Foreign net operating loss carryforwards                       13,048            15,199
                 U.S. net operating loss carryforwards                          34,868            34,444
                 Other                                                             904               884
                                                                             ---------         ---------
              Total non-current deferred tax assets                             73,628            75,071
                                                                             ---------         ---------
              Total deferred tax assets                                         97,298           102,644
                                                                             ---------         ---------

              Non-Current Deferred Tax Liabilities:
                 Tax on unremitted foreign earnings                           (109,982)         (109,988)
                 Nomai goodwill and intangible asset                            (4,950)           (4,991)
                                                                             ---------         ---------
                 Total non-current deferred tax liabilities                   (114,932)         (114,979)
                                                                             ---------         ---------
              Non-current valuation allowance                                  (13,048)          (15,199)
                                                                             ---------         ---------
                   Net deferred tax assets (liabilities)                     $ (30,682)        $ (27,534)
                                                                             =========         =========

              As Reported on the Balance Sheet:
                 Current deferred tax assets                                 $  23,670         $  27,573
                                                                             =========         =========
                 Non-current deferred tax liabilities                        $ (54,352)        $ (55,107)
                                                                             =========         =========

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At March 30, 2003, the Company had $34.9 million of deferred tax assets related to net operating loss carryforwards (“NOLs”). Of the total NOL deferred tax assets, $28.1 million related to U.S. federal NOLs and $6.8 million related to state NOLs. The federal NOLs reflect a tax benefit of approximately $80 million in future U.S. federal tax deductions. The state NOLs reflect a tax benefit of approximately $170 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules. The U.S. federal NOLs expire at various dates beginning in 2022 and the state NOLs expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $13.0 million for deferred tax assets related to foreign NOLs, which reflect the tax benefit of approximately $35 million in future foreign tax deductions. These NOLs expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs were generated. The largest of these foreign NOLs relate to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign NOL related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at March 30, 2003 were $30.7 million. As of March 30, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $110.0 million have been accrued on unremitted foreign earnings of $282.0 million.

(3) Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly called CD-RW), Jaz, PocketZip, Other Mobile and Desktop Storage Products, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Company’s Optical segment involves the distribution and sale of CD-RW drives to retailers, distributors and resellers throughout the world and the distribution and sale of DVD Rewritable drives to distributors which began on a limited basis during the first quarter of 2003. Sales of DVD Rewritable drives will be expanded to retailers and resellers during the second quarter of 2003. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD Rewritable drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The Other Mobile and Desktop Storage Products category (formerly included in “Other”) includes: Peerless drive systems; sourced branded products such as HDD, which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002; Iomega software products such Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products category also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Network Storage Systems segment (formerly included in “Other”) currently consists of the distribution and sale of network attached storage (“NAS”) servers targeted toward small and medium-size businesses and enterprise workgroups.

The New Technologies segment includes the research and development of other high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.5GB and a removable hard disk storage system (referred to as Removable Rigid Disk System or “RRD”) that is expected to have a capacity of approximately 35GB. There have been no sales associated with New Technologies and no sales are expected before 2004.

In early 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the Other Mobile and Desktop Storage Products category, the Company also discontinued in early 2002 its FotoShow, Microdrive, CompactFlash and SmartMedia products. The Company has continued to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies.” Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. Network Storage Systems were previously presented in Other products and all 2002 amounts have been reclassified for consistent presentation. New Technologies were previously presented in general corporate expenses and all 2002 amounts have been reclassified for consistent presentation.

Reportable Operating Segment Information:

                                                                        For the Quarter Ended
                                                                  ---------------------------------
                                                                  March 30,                March 31,
                                                                     2003                    2002
                                                                  ---------                --------
                                                                            (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip                                                            $  73,309               $ 143,066
   Optical                                                           15,346                  22,597
   Jaz                                                                1,884                   5,873
   PocketZip                                                            107                      19
   Other Mobile and Desktop Storage Products                         13,256                   7,235
                                                                  ---------               ---------
      Total Mobile and Desktop Storage Products                     103,902                 178,790
                                                                  ---------               ---------
Network Storage Systems                                              2,280                     107
                                                                  ---------               ---------
      Total sales                                                 $ 106,182               $ 178,897
                                                                  =========               =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip                                                            $  29,356               $  57,312
   Optical                                                              235                      69
   Jaz                                                                1,263                   1,944
   PocketZip                                                            191                     737
   Other Mobile and Desktop Storage Products                           (113)                 (4,227)
                                                                  ---------               ---------
      Total Mobile and Desktop Storage Products                      30,932                  55,835
                                                                  ---------               ---------
Network Storage Systems                                             (4,044)                   (673)
                                                                  ---------               ---------
New Technologies                                                     (4,858)                 (1,121)
                                                                  ---------               ---------
      Total PPM                                                      22,030                  54,041

Common Expenses:
   General corporate expenses                                       (14,866)                (27,659)
   Restructuring reversal                                                78                       -
   Interest and other income, net                                     1,888                     216
                                                                  ---------               ---------
      Income before income taxes                                  $   9,130               $  26,598
                                                                  =========               =========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges/Reversals

Third Quarter 2001 Restructuring Actions

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland, Ireland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining restructuring reserves in the amount of $3.5 million and $0.4 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 30, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the three months ended March 30, 2003 are summarized below:

Third Quarter 2001                            Balance            Utilized                                 Balance
                                                           ---------------------
Restructuring Actions                         12/31/02      Cash        Non-Cash        Reversal         03/30/03
----------------------                        --------     ------       --------        --------         --------
                                                                      (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $    78      $    -        $   -           $ (78)           $     -
   Lease cancellations (a)                      3,194        (311)           -               -              2,883
   Leasehold improvements and
      furniture (b)                               431           -          (33)              -                398
                                              -------      ------        -----           -----            -------
                                                3,703        (311)         (33)            (78)             3,281
                                              -------      ------        -----           -----            -------

Europe Reorganization:
   Lease cancellations (a)                        727         (66)           -               -                661
                                              -------      ------        -----           -----            -------
                                              $ 4,430      $ (377)       $ (33)          $ (78)           $ 3,942
                                              =======      ======        =====           =====            =======

Balance Sheet Breakout:
   Other current liabilities (a)              $ 3,999      $ (377)       $   -           $ (78)           $ 3,544
   Fixed asset reserves (b)                       431           -          (33)              -                398
                                              -------      ------        -----           -----            -------
                                              $ 4,430      $ (377)       $ (33)          $ (78)           $ 3,942
                                              =======      ======        =====           =====            =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

As of March 30, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the leases which does not expire until 2009. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5) Commitments and Contingencies

Litigation

Except as set forth below, in management’s opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s ongoing business or financial condition, except that, as indicated below, the settlement of, or adverse judgment with respect to, certain of these lawsuits could have a material adverse effect on the operating results reported by the Company for the specific period(s) in which any such adverse judgment occurs or settlement occurs or is implemented.

On March 23, 2001, the Company initiated litigation against Advanced Mass Memories, formerly named Albi Media Manufacturing, SARL (“AMM”) in the Tribunal de Grande Instance de Paris for infringing certain Iomega patents and patent applications in connection with AMM’s production and sale of the Swap 100MB disk, a cartridge that AMM claimed could be used with certain of the Company’s Zip drives. The complaint requested monetary damages and other relief against further infringement by AMM. The Company filed a motion for a preliminary injunction against AMM, which was granted on July 24, 2001, thus restraining AMM from further manufacturing or commercialization of the Swap 100MB disk. In August 2001, AMM appealed the injunction and moved to stay enforcement of the injunction. On September 17, 2001, AMM filed for bankruptcy protection, while continuing its appeal. On October 31, 2001, the Paris Appeals Court denied AMM’s appeal and ruled that the injunction would remain in effect while the underlying infringement case continued on the merits. On March 27, 2003, a judgment was issued in favor of the Company ordering a permanent injunction against AMM and awarding damages to the Company of 85,000 euro (approximately USD $96,000).

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. Nomai is engaged in certain litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A. (“RPS”) in bankruptcy in 1997 and its organization of AMM as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999.

On February 18, 2000, the bankruptcy trustee for RPS Media S.A. filed a lawsuit against Nomai. The trustee claimed that Nomai had not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately USD $19,300) until Nomai invested FF 48 million (approximately USD $9.2 million) and hired 100 people in Albi, France. On February 16, 2001, the trustee filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately USD $19,300) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately USD $9,600) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai filed a notice of appeal of the Toulouse Court of Appeals ruling to the French Cour de Cassation on June 10, 2002; this further appeal has not been decided, but the disputes between the trustee for RPS and the Company have been settled, as described below.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 11, 2002, the Commercial Court of Albi issued a ruling in connection with the prior complaint by the bankruptcy trustee for RPS, finding that Iomega Corporation, Iomega International and AMM were liable in connection with Nomai’s failure to make investments in Albi. The Commercial Court of Albi assessed damages of 8.5 million euros (approximately USD $9.6 million) in favor of the trustee for RPS and Iomega filed an appeal to the Toulouse Court of Appeals. Subsequently, in December 2002, the parties executed a settlement agreement, calling for Nomai to transfer rights to a vacant building in Albi and requiring a payment of an aggregate of 1.0 million euros (approximately USD $1.1 million), to be divided among 99 former employees of RPS. Presently 34 of those former employees are not cooperating with the settlement and have filed a separate lawsuit, seeking approximately $1.8 million U.S. dollars, against the Company, Iomega International and Nomai, among other parties. On January 24, 2003, however, the Commercial Court of Albi issued its approval of the settlement. Under the settlement, the bankruptcy trustee for RPS agreed to release all claims of RPS and to seek to obtain executed releases from the former employees of that company. Any former employee who refuses to sign such a release, including those mentioned above who have filed a separate lawsuit, will lose the right to participate in the distribution of the 1.0 million euros (approximately USD $1.1 million) called for in the settlement. The settlement terminates the trustee’s right to attempt to enforce the 8.5 million euro (approximately USD $9.6 million) judgment from October 11, 2002 and all daily penalties that had accrued. The Company intends to vigorously defend against the remaining claims involving the former employees, and the Company expects the pending case before the Toulouse Court of Appeals to be dismissed, in light of the settlement agreement.

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation, before the Commercial Court of Albi, claiming that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $24.8 million). This case was subsequently consolidated with the RPS case discussed above. On October 11, 2002, the Commercial Court of Albi issued a ruling that Iomega International and Iomega Corporation were liable to AMM in the amount of 1.9 million euros (approximately USD $2.1 million). This amount is in addition to the 8.5 million euro (approximately USD $9.6 million) amount discussed in the foregoing paragraph and Iomega filed an appeal to the Toulouse Court of Appeals. During the first quarter of 2003, the parties engaged in settlement discussions and reached an agreement in principle to resolve the litigation, including the 1.9 million euro (approximately USD $2.1 million) judgment. As of March 12, 2003, the settlement, which calls for Iomega to pay an amount of 450,000 euros (approximately USD $506,000), is being finalized among the parties. This settlement, if finalized by the parties, will be subject to approval by French courts and possible appeals.

Although the Company does not expect the Nomai/AMM litigation described above to have a material adverse effect on the Company’s ongoing business or financial condition, enforcement of the adverse judgment or settlement of these claims could have a material adverse effect on the operating results reported by the Company for the specific period(s) in which any such adverse judgment or settlement occurs (or is implemented).

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6) Other Matters

Goodwill and Other Intangible Assets

The Company performed the annual impairment test required under Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), in the first quarter of 2003 and determined that the Company’s goodwill, all of which is associated with the Zip product line, was not impaired.

At March 30, 2003, the Company had $6.1 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets all relate to intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the quarter ended March 30, 2003, amortization expense was $0.7 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $1.3 million for the remainder of 2003, $2 million in 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of March 30, 2003, the weighted average useful life of the Company’s intangible assets is approximately 3 years.

                                                         March 30,             December 31,
                                                            2003                   2002
                                                         ---------             -----------
                                                                  (In thousands)
Intangible Assets:
   Gross value (1)                                        $ 11,791               $ 12,955
   Accumulated amortization                                 (5,706)                (6,200)
                                                          --------               --------
      Net intangible assets                               $  6,085               $  6,755
                                                          ========               ========
(1)	The change in the gross value of intangible assets between December 31, 2002 and March 30, 2003 resulted from $1.2 million of intellectual property that was fully amortized and removed from the books during the first quarter of 2003.

Significant Customers

During the quarter ended March 30, 2003, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively. Ingram Micro, Inc. accounted for 18% of consolidated sales for the quarter ended March 31, 2002. No other single customer accounted for more than 10% of consolidated sales for these periods.

Forward Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statements of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge net balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts have maturities that do not exceed 40 days.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

When hedging net balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

At March 30, 2003, outstanding forward exchange buy/(sell) contracts, which all mature in May 2003, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                                       Contracted           Month - End
                                                                         Forward              Forward
                                                 Amount                   Rate                  Rate
                                              ------------             ----------           -----------

      British Pound                              (700,000)               0.6392                0.6392
      European Currency Unit                  (13,500,000)               0.9301                0.9301
      Singapore Dollar                            900,000                1.7711                1.7711
      Swiss Franc                               3,600,000                1.3712                1.3712

On the last trading day of each fiscal month, the Company replaces expiring forward contracts with new forward contracts at the contracted forward rate. These contracts are then revalued at the fiscal month-end forward rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the counterparty.

Legal Settlements

On January 22, 2003, the Company signed a settlement agreement resolving a dispute with an insurance carrier over coverage related to a lawsuit which was settled in 2002. The settlement payment from the insurance carrier was for $7.5 million and was received by the Company on January 28, 2003. The payment included approximately $1 million that was previously recorded as a receivable and resulted in a $6.5 million gain in the Company’s results for the first quarter of 2003. During the first quarter of 2003, the Company also recorded a $0.5 million litigation expense. Both the $6.5 million gain and the $0.5 million expense were reflected in selling, general and administrative expense in the Company’s condensed consolidated statement of operations

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

The Company designs and markets storage systems that help people protect, secure, capture and share their valuable digital information. The Company’s products are organized into two broad business categories: a) Mobile and Desktop Storage Products and b) Network Storage Systems. Mobile and Desktop Storage Products include Zip drives and disks, optical drives including CD-RW and DVD rewritable drives as well as portable and desktop hard disk drives (“HDD”), Iomega Mini USB drives and various software titles. Network Storage Systems currently consists of a wide selection of network attached storage (“NAS”) servers with capacities of 120GB to 1.4TB that supplement the storage capacity of company networks in small and medium-size businesses and enterprise workgroups.

During the first quarter of 2003, the Company reported net income of $5.3 million on sales of $106.2 million compared to net income in the first quarter of 2002 of $31.2 million on sales of $178.9 million. Net income for the first quarter of 2003 was favorably impacted by $3.7 million of after-tax net legal settlements, while net income for the first quarter of 2002 included a $15.8 million decrease in the Company’s valuation allowance for net deferred tax assets and $2.1 million of unfavorable after-tax net legal settlements.

The sales decline in the first quarter of 2003 resulted primarily from the continued contraction of the Zip business. Two of the Company’s sourced branded products – CD-RW and Iomega Mini USB drives were profitable for the first quarter of 2003 (portable and desktop HDD drives were not profitable). Even though NAS sales decreased $2.3 million during the first quarter of 2003 when compared to the fourth quarter of 2002, management still believes that with the new high-end product offerings launched early in the second quarter of 2003 and other planned future new product offerings that the Company will be able to grow its NAS sales.

During 2003, the Company plans to continue working on a number of key initiatives, including the goal of creating “destination storage” for the Company’s retail, catalog and online customers. Anchored around Zip products, the Company plans to leverage its retail brand equity and its product management expertise to offer, in one location, multiple storage products in the mobile and desktop storage category. However, due to the uncertainties and competitiveness of the retail and catalog channels and the economics among the Company’s retail and catalog customers, there can be no assurance that the destination storage initiative will be embraced by any retail or catalog partners or fully deployed by those who do initiate it. The Company is also planning in the second half of 2003 to refresh its mid-range NAS product offerings and to introduce two new NAS products in the low-end category which, along with the new high-end product offerings launched early in the second quarter of 2003, will enable the Company to address all three major NAS market segments. The Company is also continuing to focus its research and development resources on its two new removable magnetic storage technologies, Digital Capture Technology (“DCT”) and Removable Rigid Disk System (“RRD”). With these two new product developments, the Company is now working to develop original equipment manufacture (“OEM”) and other channel partnerships with the goal to enable widespread adoption of these new technologies in 2004. The Company does not expect any sales from these new technologies until 2004.

The Company has significant cash and cash equivalent balances (“cash reserves”). The Company believes that these cash reserves are in excess of what is required to operate the existing business on an ongoing basis. The Company is continuing to analyze and explore all of its strategic opportunities, both in and outside the storage industry, with the goal to obtain the maximum benefit for the Company’s stockholders.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s profitability for the remainder of 2003 depends upon its ability to minimize, to the extent possible, the decline in Zip unit volumes and sales. For example, during the first quarter of 2003, the product profit margin (“PPM”) for the Zip business was $29.4 million compared to a product loss of $7.3 million on all other products. Management still anticipates that sales and operating profits for 2003 will decline compared to 2002 as it will take time for the various initiatives that the Company has underway in sourced branded products, Network Storage Systems and New Technologies to generate significant amounts of sales to offset the decline in Zip sales. Management also believes that the gross margin percentages reported for the first quarter of 2003 will be difficult to achieve in future periods. With declining Zip sales and the Company’s decision to invest in NAS and the new technologies, making an operating profit for each of the remaining quarters of 2003 will be a considerable challenge for the Company. Moreover, unless the Company sees an improvement in Zip product sales in the second quarter, over the first quarter of 2003, then an operating profit in the second quarter is unlikely.

Application of Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made that are highly uncertain at the time the estimate is made and are susceptible to material changes from period to period include revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts and inventory valuation reserves. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly called CD-RW), Jaz, PocketZip, Other Mobile and Desktop Storage Products, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Company’s Optical segment involves the distribution and sale of CD-RW drives to retailers, distributors and resellers throughout the world and the distribution and sale of DVD Rewritable drives to distributors which began on a limited basis during the first quarter of 2003. Sales of DVD Rewritable drives will be expanded to retailers and resellers during the second quarter of 2003. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD Rewritable drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Other Mobile and Desktop Storage Products category (formerly included in “Other”) includes: Peerless drive systems; sourced branded products such as HDD, which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002; Iomega software products such Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products category also includes products that have been discontinued, such as FotoShow digital image centers (“FotoShow”), Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

The Network Storage Systems segment (formerly included in “Other”) currently consists of the distribution and sale of NAS servers targeted toward small and medium-size businesses and enterprise workgroups.

The New Technologies segment includes the research and development of other high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device, DCT, that is expected to have a capacity of about 1.5GB and a removable hard disk storage system, RRD, that is expected to have a capacity of approximately 35GB. There have been no sales associated with New Technologies and no sales are expected before 2004.

In early 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip, which was being reported in the PocketZip segment. Under the Other Mobile and Desktop Storage Products category, the Company also discontinued in early 2002 its FotoShow, Microdrive, CompactFlash and SmartMedia products. The Company has continued to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies” of the notes to condensed consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. Network Storage Systems were previously presented in Other products and all 2002 amounts have been reclassified for consistent presentation. New Technologies were previously presented in general corporate expenses and all 2002 amounts have been reclassified for consistent presentation.

Reportable Operating Segment Information:

                                                                        For the Quarter Ended
                                                                  ---------------------------------
                                                                  March 30,                March 31,
                                                                     2003                    2002
                                                                  ---------                --------
                                                                            (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip                                                            $  73,309               $ 143,066
   Optical                                                           15,346                  22,597
   Jaz                                                                1,884                   5,873
   PocketZip                                                            107                      19
   Other Mobile and Desktop Storage Products                         13,256                   7,235
                                                                  ---------               ---------
      Total Mobile and Desktop Storage Products                     103,902                 178,790
                                                                  ---------               ---------
Network Storage Systems                                              2,280                     107
                                                                  ---------               ---------
      Total sales                                                 $ 106,182               $ 178,897
                                                                  =========               =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip                                                            $  29,356               $  57,312
   Optical                                                              235                      69
   Jaz                                                                1,263                   1,944
   PocketZip                                                            191                     737
   Other Mobile and Desktop Storage Products                           (113)                 (4,227)
                                                                  ---------               ---------
      Total Mobile and Desktop Storage Products                      30,932                  55,835
                                                                  ---------               ---------
Network Storage Systems                                             (4,044)                   (673)
                                                                  ---------               ---------
New Technologies                                                     (4,858)                 (1,121)
                                                                  ---------               ---------
      Total PPM                                                      22,030                  54,041

Common Expenses:
   General corporate expenses                                       (14,866)                (27,659)
   Restructuring reversal                                                78                       -
   Interest and other income, net                                     1,888                     216
                                                                  ---------               ---------
      Income before income taxes                                  $   9,130               $  26,598
                                                                  =========               =========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                    For the Quarter Ended
                                                            --------------------------------------
                                                            March 30,  2003         March 31, 2002
                                                            ---------------         --------------
                                                            (In thousands, except Network Storage
                                                                           Systems)
Drive units:
Mobile and Desktop Storage Products:
   Zip                                                             600                   1,116
   Optical                                                         159                     154
   Jaz                                                               -                       2
   PocketZip                                                         -                      12
   Other Mobile and Desktop Storage Products                       106                      16
Network Storage Systems                                         1,273                      79

Disk units:
Mobile and Desktop Storage Products:
   Zip                                                           4,676                   9,099
   Jaz                                                              24                      72
   PocketZip                                                         2                       8
   Other Mobile and Desktop Storage Products                         8                      22

Seasonality

The Company sells its products primarily through computer product and consumer electronic distributors, retailers, value added resellers (“VARs”) and OEMs. The Company’s Zip products are targeted primarily to the retail consumer, personal computer OEMs and business industries including government, education, health care, business services and manufacturing. The Company’s Optical products are targeted primarily to the retail consumer. The Company’s HDD products are targeted primarily to the retail consumer and business markets. The Company’s Mini USB drives are targeted primarily to the retail consumer market. The Company’s NAS products are targeted primarily to the small to medium-size business market and sold through catalogs and distributors who in turn sell to VARs.

The largest markets for the Company’s Zip products (which accounted for 69% of the Company’s sales during the first quarter of 2003) are education and government. Typically Zip sales for the education market are strongest during the third and fourth quarters and Zip sales are strongest for the government market during the fourth quarter. The Company’s retail business is also strongest during the fourth quarter.

There can be no assurance that this historic pattern will continue and moreover this pattern could be affected by the significant weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Accordingly, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company reported net income of $5.3 million, or $0.10 per diluted share, for the quarter ended March 30, 2003. Net income for the quarter was favorably impacted by $3.7 million of after-tax net legal settlements. This compares to a first quarter 2002 net income of $31.2 million, or $0.61 per diluted share, which included $15.8 million attributable to a decrease in the Company’s valuation allowance for net deferred tax assets. Results for the first quarter of 2002 also included a $1.7 million release of pre-tax marketing accruals.

Sales

Sales for the quarter ended March 30, 2003 of $106.2 million decreased $72.7 million, or 41%, when compared to sales of $178.9 million for the quarter ended March 31, 2002. This decrease was primarily a result of lower Zip drive and disk sales.

Zip product sales for the first quarter of 2003 totaled $73.3 million, representing a decrease of $69.8 million, or 49%, compared to sales of $143.1 million for the first quarter of 2002. Sales of Zip products represented 69% of total sales for the first quarter of 2003, compared to 80% for the first quarter of 2002. Zip drive sales of $40.2 million for the first quarter of 2003 decreased by $41.3 million, or 51%, while Zip drive units decreased by 46% from the first quarter of 2002. Zip drive sales decreased more than Zip drive units primarily due to increased promotional and rebate activity during the first quarter of 2003 and from Zip 100MB and Zip 250MB price decreases that occurred in the third quarter of 2002 following the introduction of the Zip 750MB. Zip OEM drive units accounted for approximately 48% of total Zip drive units in the first quarter of 2003 compared to approximately 51% in the first quarter of 2002. Zip disk sales of $33.1 million for the first quarter of 2003 decreased by $28.2 million, or 46%, while Zip disk units decreased by 49% from the first quarter of 2002. Zip disk sales decreased less than Zip disk units primarily due to a change in product mix trending away from lower priced Zip 100MB disks towards higher priced Zip 250MB and Zip 750MB disks. The decrease in Zip disk sales and units was also impacted by a significant drop in private label sales and units in the first quarter of 2003 compared to the first quarter of 2002 which management believes was due to decisions on the part of the private label partner to reduce inventories during the quarter. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the first quarter of 2002, the decrease in Zip product sales resulted primarily from lower unit volumes (net of product mix) of approximately $64 million and lower drive and disk prices of approximately $6 million.

Optical product sales for the first quarter of 2003 totaled $15.3 million, representing a decrease of $7.3 million, or 32%, compared to sales of $22.6 million for the first quarter of 2002. Sales of Optical products represented 15% of total sales for the first quarter of 2003, compared to 13% for the first quarter of 2002. Optical units increased 3% compared to the first quarter of 2002. During the first quarter of 2003, the Company began shipping a limited quantity of DVD Rewritable drives. The decrease in Optical sales resulted primarily from a reduction of CD-RW stock keeping units (“sku’s”) as the Company begins the transition to selling DVD-based products. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the first quarter of 2002, lower prices of approximately $7 million, taken to meet competitive pressures, were slightly offset by a small increase in unit volumes and accounted for the decrease in Optical sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Jaz product sales for the first quarter of 2003 totaled $1.9 million, representing a decrease of $4.0 million, or 68%, compared to sales of $5.9 million for the first quarter of 2002. Sales of Jaz products represented 2% of total sales for the first quarter of 2003, compared to 3% for the first quarter of 2002. Jaz drive and disk units decreased by 100% and 67%, respectively, when compared to the first quarter of 2002. The lower volumes resulted from the Company’s decision in early 2002 to discontinue the Jaz drive.

PocketZip product sales of $0.1 million for the first quarter of 2003 increased $0.1 million, compared to the first quarter of 2002. The Company discontinued the PocketZip product line in early 2002.

Other Mobile and Desktop Storage Products sales for the first quarter of 2003 totaled $13.3 million, representing an increase of $6.1 million, or 83%, compared to sales of $7.2 million for the first quarter of 2002. The increase in Other Mobile and Desktop Storage Products sales resulted primarily from a $4.0 million increase in external hard drive product sales and from Mini USB drive sales of $2.7 million which began shipping late in the fourth quarter of 2002. These increases were partially offset by lower sales of CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Network Storage Systems sales for the first quarter of 2003 totaled $2.3 million, representing a $2.2 million increase, compared to sales of $0.1 million for the first quarter of 2002. The increase was due to the launching in the late first quarter of 2002 of the Company’s NAS products.

Geographically, sales in the Americas totaled $65.2 million, or 61% of total sales, in the first quarter of 2003, compared to $110.7 million, or 62% of total sales, in the first quarter of 2002. The decrease in sales dollars in the Americas was due primarily to lower Zip sales and to a lesser extent, lower CD-RW sales. Sales in Europe totaled $31.8 million, or 30% of total sales, in the first quarter of 2003, compared to $55.9 million, or 31% of total sales, in the first quarter of 2002. The decrease in sales dollars in Europe was due primarily to lower Zip sales. Sales in Asia totaled $9.2 million, or 9% of total sales, in the first quarter of 2003, compared to $12.3 million, or 7% of total sales, in the first quarter of 2002. The decrease in sales dollars in Asia was due primarily to lower Zip sales.

Gross Margin

The Company’s overall gross margin of $37.1 million, or 34.9%, in the first quarter of 2003 compares to $72.5 million, or 40.5%, in the first quarter of 2002. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products, price promotions on Zip drives during the first quarter of 2003 and from Zip 100MB and Zip 250MB price decreases that occurred in the third quarter of 2002 following the introduction of the Zip 750MB. The Zip gross margin percentage was 46.5% in the first quarter of 2003 compared to 48.6% in the first quarter of 2002. This decrease resulted primarily from lower volumes and higher promotional activities on Zip drives, partially offset by a lower percentage of OEM business. Zip gross margins in the first quarter of 2003 decreased $35.4 million from the first quarter of 2002, primarily from the lower volumes.

Management believes that the gross margin percentages reported for the first quarter of 2003 will be difficult to achieve in the second quarter due to increasing unit costs of Zip drives resulting from volume based pricing adjustments for Zip drives that were purchased from the Company’s contract manufacturer, Venture Manufacturing Ltd. (“Venture”) during the first quarter. This unfavorable pricing adjustment resulted from a sharp drop off in the volume of drives sold in the first quarter of 2003. Most of these higher priced drives remain in inventory and will reduce margins as they are sold in the second quarter of 2003. In addition, in the longer term, it will be difficult to maintain the gross margin percentage as the product mix shifts from Zip products to NAS and other sourced branded products such as CD-RW, DVD Rewritable and HDD, which have materially lower gross margins.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Future gross margin percentages will depend on a number of factors including: the future volume of Zip products sold; pricing actions or promotions, including those designed to stabilize demand for Zip products; the mix between Zip products compared to sourced branded products such as CD-RW, DVD Rewritable, HDD and NAS; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB, Zip 250MB and Zip 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW products); significant price competition given that CD-R and CD-RW discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

Zip PPM for the first quarter of 2003 was $29.4 million and decreased by $27.9 million, or 49%, compared to Zip PPM of $57.3 million for the first quarter of 2002. The decrease in Zip PPM resulted primarily from lower gross margins (see Zip gross margin discussion above for more details), partially offset by lower operating expenses resulting from a reduction and redeployment of resources. Zip PPM as a percentage of Zip sales remained flat for the first quarter of 2003 at 40% compared to the first quarter of 2002, as the lower gross margin percentages were offset by a reduction and redeployment of operating expenses, such as sales and marketing and research and development. The Company redirected research and development resources away from Zip and toward the development of the new technologies, DCT and RRD.

Optical PPM for the first quarter of 2003 was $0.2 million and improved by $0.1 million compared to an Optical PPM of $0.1 million for the first quarter of 2002. Optical PPM as a percentage of Optical sales increased to 2% in the first quarter of 2003 from less than 1% in the first quarter of 2002. The Optical PPM improvement in the first quarter was a result of lower operating expenses partially offset by lower gross margin dollars.

Jaz PPM for the first quarter of 2003 was $1.3 million and decreased by $0.6 million compared to Jaz PPM of $1.9 million for the first quarter of 2002. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision in early 2002 to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 67% for the first quarter of 2003, compared to 33% for the first quarter of 2002, primarily due to no lower margin drive sales in the first quarter of 2003.

PocketZip PPM of $0.2 million decreased $0.5 million in the first quarter of 2003, compared to PocketZip PPM of $0.7 million in the first quarter of 2002. The decrease resulted primarily from the favorable settlement in the first quarter of 2002 of certain supplier inventory claims. In the first quarter of 2003, PocketZip PPM of $0.2 million was slightly higher than PocketZip sales of $0.1 million primarily due to warranty accrual releases. In the first quarter of 2002, PocketZip PPM of $0.7 million was higher than PocketZip sales by almost $0.7 million primarily from the favorable settlement of certain supplier claims.

Other Mobile and Desktop Storage Products had a product loss of $0.1 million in the first quarter of 2003 which represented an improvement of $4.1 million, or 97%, compared to a product loss of $4.2 million in the first quarter of 2002. The lower product loss resulted primarily from lower product losses on external hard drives of $3.6 million and from a $0.4 million PPM on Mini USB drives, which began shipping late in the fourth quarter of 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Network Storage Systems had a product loss of $4.0 million in the first quarter of 2003 which represented an increase of $3.3 million, or 501%, compared to a product loss of $0.7 million in the first quarter of 2002. The increased product loss resulted primarily from higher research and development and sales and marketing spending designed to broaden the Company’s NAS product offering beginning in the second quarter of 2003 and from under-absorbed operational overhead due in relation to lower than planned volumes in the first quarter of 2003.

New Technologies product loss of $4.9 million increased by $3.8 million, or 333%, in the first quarter of 2003 compared to a product loss of $1.1 million in the first quarter of 2002. The higher losses resulted from increased spending (primarily research and development) on the two new technologies under development, DCT and RRD. The Company does not anticipate any sales from these products until 2004.

General corporate expenses that were not allocated to PPM of $14.9 million in the first quarter of 2003, decreased $12.8 million, or 46%, compared to $27.7 million for the first quarter of 2002. The $12.8 million decrease resulted primarily from favorable net legal settlements of $9.4 million (a net settlement of $6.0 million during the first quarter of 2003, compared to a net legal settlement expense of $3.4 million during the first quarter of 2002), lower bonus and profit sharing costs of $2.0 million, lower professional fees of $1.3 and $0.1 million from other cost reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $23.3 million for the first quarter of 2003 decreased by $14.9 million, or 39%, compared to $38.2 million for the first quarter of 2002. The $14.9 million decrease was comprised of favorable net legal settlements of $9.4 million (a net settlement of $6.0 million during the first quarter of 2003, compared to a net legal settlement expense of $3.4 million during the first quarter of 2002), a $2.3 million decrease in marketing expenses (see below for more detail), a $1.7 million decrease in professional fees, a $1.1 million decrease in depreciation due primarily to reduced spending on new capital assets in the past several years, a $1.1 million decrease in bonus and profit sharing costs, partially offset by a $0.7 million increase in other costs.

As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of marketing programs increased significantly. The volume of marketing programs decreased during 2002. During 2002, the Company evaluated the marketing programs and the related processes, accruals and deductions. Based on these efforts which occurred throughout 2002, the Company revised its estimate of required marketing program accruals during the first quarter of 2002 and released approximately $1.7 million in marketing program accruals that related primarily to changes in estimates associated with prior period programs (included in the $2.3 million decrease in marketing expenditures described above).

Selling, general and administrative expenses increased as a percentage of sales to 22% for the first quarter of 2003, from 21% in the first quarter of 2002, as sales declined at a faster rate than overall selling, general and administrative costs.

Selling, general and administrative expenses are anticipated to increase since the first quarter of 2003 contained net legal settlements of $6.0 million that are not expected to be repeated in future quarters.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bad Debt

For the first quarter of 2003, a bad debt credit of $2.0 million was recorded, reflecting a $1.3 million, or 185%, increase compared to a bad debt credit of $0.7 million for the first quarter of 2002. The $1.3 million increased credit in bad debt resulted primarily from lower trade receivable balances and from improved collections during the first quarter of 2003. At March 30, 2003, the Company had $0.6 million in trade receivables in excess of 180 days past due compared to $1.8 million at December 31, 2002.

Research and Development Expenses

Research and development expenses of $8.6 million for the first quarter of 2003 were flat when compared to the first quarter of 2002. Lower research and development expenses on Zip were offset by increased research and development expenses on DCT and RRD. Research and development expenses increased as a percentage of sales to 8% in the first quarter of 2003, compared to 5% in the first quarter of 2002 due primarily to lower sales in 2003.

Restructuring Charges/Reversals

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. For more information on the third quarter 2001 restructuring actions, see Note 4 of the notes to the condensed consolidated financial statements. Remaining restructuring reserves in the amount of $3.5 million and $0.4 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 30, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the three months ended March 30, 2003 are summarized below:

Third Quarter 2001                            Balance            Utilized                                 Balance
                                                           ---------------------
Restructuring Actions                         12/31/02      Cash        Non-Cash        Reversal         03/30/03
----------------------                        --------     ------       --------        --------         --------
                                                                      (In thousands)

North America Reorganization:
   Severance and benefits (a)                 $    78      $    -        $   -           $ (78)           $     -
   Lease cancellations (a)                      3,194        (311)           -               -              2,883
   Leasehold improvements and
      furniture (b)                               431           -          (33)              -                398
                                              -------      ------        -----           -----            -------
                                                3,703        (311)         (33)            (78)             3,281
                                              -------      ------        -----           -----            -------

Europe Reorganization:
   Lease cancellations (a)                        727         (66)           -               -                661
                                              -------      ------        -----           -----            -------
                                              $ 4,430      $ (377)       $ (33)          $ (78)           $ 3,942
                                              =======      ======        =====           =====            =======

Balance Sheet Breakout:
   Other current liabilities (a)              $ 3,999      $ (377)       $   -           $ (78)           $ 3,544
   Fixed asset reserves (b)                       431           -          (33)              -                398
                                              -------      ------        -----           -----            -------
                                              $ 4,430      $ (377)       $ (33)          $ (78)           $ 3,942
                                              =======      ======        =====           =====            =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 30, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the leases which does not expire until 2009. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized.

Interest and Other Income and Expense

Interest income of $1.9 million in the first quarter of 2003 decreased $0.4 million, or 20%, from $2.3 million in the first quarter of 2002. The decrease in interest income resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances.

Interest and other income and expense of less than $0.1 million during the first quarter of 2003 improved $2.2 million from a net expense of $2.1 million in the first quarter of 2002. The decrease in these expenses resulted primarily from lower other expense (the first quarter of 2002 included $0.5 million for the partial write-down of a research and development venture investment), lower interest expense and improved foreign currency gains/losses.

Income Taxes

For the quarter ended March 30, 2003, the Company recorded an income tax provision of $3.8 million on pre-tax income of $9.1 million resulting in an effective tax rate of 42%. This compares to an income tax benefit of $4.6 million on a pre-tax income of $26.6 million reflecting a $15.8 million decrease in the valuation allowance for net deferred tax assets partially offset by an income tax provision of $11.2 million for the first quarter of 2002. Excluding the $15.8 million decrease in the valuation allowance, the adjusted effective tax rate for the first quarter of 2002 was 42%.

At March 30, 2003, the Company had $34.9 million of deferred tax assets related to net operating loss carryforwards (“NOLs”). Of the total NOL deferred tax asset, $28.1 million related to U.S. federal NOLs and $6.8 million related to state NOLs. The federal NOLs reflect a tax benefit of approximately $80.2 million in future U.S. federal tax deductions. The state NOLs reflect a tax benefit of approximately $170 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules. The U.S. federal NOLs expire at various dates beginning in 2022 and the state NOLs expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $13.0 million for deferred tax assets related to foreign NOLs, which reflect the tax benefit of approximately $35.3 million in future foreign tax deductions. These NOLs expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs were generated. The largest of these foreign NOLs relate to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations have been shut down and therefore, the foreign NOL related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at March 30, 2003 were $30.7 million. As of March 30, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $110.0 million have been accrued on unremitted foreign earnings of $282.0 million.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

At March 30, 2003, the Company had total cash, cash equivalents and temporary investments of $460.7 million, compared to $453.9 million at December 31, 2002, an increase of $6.8 million or 2%. At March 30, 2003, $0.2 million of the total cash on deposit was restricted in its use, compared to $3.8 million at December 31, 2002 (see below for more details).

At March 30, 2003, $167.5 million of cash, cash equivalents and temporary investments were on deposit in the U.S., compared to $168.7 million at December 31, 2002.

At March 30, 2003, the remaining $293.2 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $285.2 million at December 31, 2002. Cash dividends of foreign earnings (such as the repatriation of any of the $293.2 million of foreign cash) to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%. However, the amount of cash ultimately required for U.S. federal and state taxes would be less than the approximate 39% rate due to the Company’s existing NOLs and other tax credit carryforwards. Also, any taxes paid on the repatriation of cash to the U.S. would not impact the statement of operations as taxes have already been provided on these foreign earnings.

Working capital of $437.7 million at March 30, 2003 increased by $6.0 million, or 1%, compared to $431.7 million at December 31, 2002. The increase in working capital resulted primarily from higher cash, cash equivalents and temporary investments. Lower accounts payable and lower other current liabilities were mostly offset by lower trade receivables, lower inventories and lower current deferred income taxes.

For the quarter ended March 30, 2003, cash provided by operating activities amounted to $13.5 million, a decrease of $3.7 million compared to cash provided by operating activities of $17.2 million for the quarter ended March 31, 2002. The lower cash provided from operating activities resulted primarily from lower net income partially offset by changes in current assets and current liabilities as described below and the receipt of $7.5 million from a legal settlement in the first quarter of 2003.

Accounts receivable decreased in the quarter ended March 30, 2003 primarily from lower sales and improved collections. Days sales outstanding (“DSO”) (DSO is calculated by multiplying the March 30, 2003 receivables balance by 90 and dividing that amount by the sales for the quarter ended March 30, 2003) in receivables improved to 27 days at March 30, 2003, compared to 32 days at December 31, 2002. The DSO improvement was primarily due to lower receivables, accruals for price promotions on Zip drives and continuing strong collections. The Company believes that it will be difficult to maintain DSO in receivables at this level. Accounts payable decreased primarily from approximately $20 million in initial purchases of inventory from the Company’s former Penang manufacturing subsidiary (which was sold on November 1, 2002) that were not due as of December 31, 2002. Other current liabilities decreased primarily from lower margin on deferred sales and lower marketing accruals. Inventory decreased primarily due to lower levels of Zip inventories and a concentrated program to lower inventory in light of declining sales.

During the quarter ended March 30, 2003, the Company did not repurchase any shares of the Company’s Common Stock. For the quarter ended March 31, 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. As of March 30, 2003, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 30, 2003, the Company had $0.2 million of cash to cover foreign bank guarantees for value added taxes (“VAT”). At December 31, 2002, the Company had classified a total of $3.8 million as “restricted cash,” of which $3.6 million of cash was set aside to secure a letter of credit. This letter of credit expired in March 2003 and therefore this cash is no longer restricted. These amounts are reported separately as “restricted cash” in the condensed consolidated balance sheets.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures, previously announced stock repurchase program and cash required for other activities during the next twelve months. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the future volume of Zip products sold, the Company’s ability to stop its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the progress of the Company’s product development efforts, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s current balance of unrestricted cash, cash equivalents and temporary investments is its primary source of liquidity. The Company currently does not have a credit facility in place and given the status of current capital markets and the Company’s recent history of sales declines, there is no assurance that, if needed, the Company would be able to obtain financing from external sources.

Other Matters

Securities and Exchange Commission Review

As previously disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2000, December 31, 2001 and December 31, 2002, in connection with a review of the Company’s periodic Securities and Exchange Commission (“SEC”) reports, the Company has received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The staff also has questioned aspects of the Company’s accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

In particular, the staff has questioned whether: (a) in connection with the Nomai acquisition, approximately $9.5 million of the acquisition cost should have been recorded as post-acquisition expenses, rather than as goodwill; (b) any remaining unamortized goodwill relating to the Nomai acquisition should have been written off in the third quarter of 1999 when the Company decided to cease manufacturing at the Nomai facilities in Avranches, France (the amount of unamortized goodwill reported by the Company at the end of the third quarter of 1999 was $28 million) and (c) the Company had in place a sufficiently detailed plan to support the restructuring charges which amounted to $41.9 million and $25.9 million in the second quarter and second half of 1999, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s management believes that the Company’s accounting for each of these matters is in accordance with accounting principles generally accepted in the United States of America. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its consolidated financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition in 1998, the subsequent evaluation in 1999 of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company’s current financial condition or future results of operations.

Recent Accounting Pronouncements

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. EITF 00-21 also discusses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company plans on adopting EITF 00-21 on June 30, 2003. The Company believes that the effect of EITF 00-21 on the Company’s results of operations, financial position or liquidity will not be material as the Company currently has few multiple deliverable revenue arrangements.

Factors Affecting Future Operating Results

Demand for the Company's Products

The Company’s future operating results will depend, in large part, on market demand for the Company’s products and upon the Company’s ability to efficiently and profitably manage its operations. The Company’s ability to achieve and maintain a significant market demand and presence for its products and to operate profitably will depend on a number of factors, including the following:

  Market demand for digital storage products in general;
  Price, performance, quality and other characteristics of the Company’s products and of competing and substitute products rumored, announced or introduced by other vendors;
  Emergence of any competing solutions as industry standards;
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
  Ability of the Company to maintain profitable relationships with distributors, retailers and other resellers of the Company’s products;
  Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;
  Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and
  Ability of the Company to maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company’s sales and profits. However, these sales have declined significantly over the past several years. For example, in the first quarter of 2003, worldwide Zip sales decreased $69.8 million, or 49%, from the first quarter of 2002. The Company’s first quarter 2003 Zip drive units decreased 0.5 million units from the first quarter of 2002 and Zip disk units decreased 4.4 million units over the same time period.

The Company’s sales of its proprietary Zip drives and disks (both in terms of unit volumes and in terms of sales dollars) have been declining on a year-over-year basis in recent years. The Company is developing new products, has launched a line of NAS products and is attempting to broaden its line of sourced branded products (for example, optical and USB flash drives) in an attempt to create additional revenue streams. In the meantime, the Company’s profitability remains dependent on maximizing, to the extent possible, sales of Zip drives and disks, which generate significantly higher gross and product profit margins than other Company products. If the Company fails to minimize year-over-year declines in Zip drive and disk sales, the Company’s profitability and/or results of operations would be adversely affected. Factors which could lead to accelerated rates of decline in Zip drive and disk sales include the following:

  The prevalence of CD-RW drives being built into new computers, their availability in the aftermarket and the low cost of CD-R and CD-RW media;
  The emergence of DVD Rewritable drives;
  The continued proliferation of other low cost storage devices and media such as external hard drives and USB flash drives;
  The Company may not succeed in its strategy to maintain Zip disk usage by existing Zip drive customers;
  The sales mix and “tie rate” between Zip disks and Zip drives may fall below levels anticipated by the Company;
  Another party may succeed in producing or marketing drives and disks that are compatible with the Company’s Zip drive products without infringing the Company’s proprietary rights;
  The Company may not succeed in maintaining shelf space or sku’s with retailers or distributors;
  Price reductions or promotions on Zip drives or disks may fail to produce a commensurate increase in demand, thereby reducing anticipated sales and
  Disruptions in the supply of Zip drives and disks from the Company’s suppliers, in the distribution process, in the Company’s relationships with key retailers, distributors or resellers or other factors that could result in product unavailability.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As the Company’s Zip drive and disk sales have declined, it has become increasingly difficult for the Company to maintain its presence and shelf space with its key resellers and retailers. Management anticipates continued challenges in this area throughout 2003. Although the Company attempts to offer competitive sales and marketing programs to induce channel partners to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful.

The Company sells a significant volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material adverse effect on the Company’s financial condition or operating results. There is a growing trend among personal computer OEM customers to adopt CD-RW and DVD Rewritable drives as standard product features. This trend has had a material adverse impact on the Company’s Zip business. In order to maintain a profitable level of Zip drive sales to OEMs, the Company must successfully maintain market demand for Zip drives and reduce the cost of Zip drives. There can be no assurance that the Company will be able to do so. The Company’s largest OEM customer, Dell Computer, previously decided that it would not offer the Company’s recently introduced Zip 750MB internal drive as a standard option on Dell PCs. Rather, Dell carries the external USB Zip 750MB drive as an aftermarket peripheral device and may also build the internal Zip 750MB drive into personal computers on a special order basis. There can be no assurance that the Company will successfully encourage Dell to change its decision and agree to offer the Zip 750MB internal drive as a standard option on Dell PCs.

Notwithstanding the foregoing challenges and risks, the Company’s ability to minimize, to the extent possible, the decline in Zip unit volumes and sales will be critical to the Company’s future profitability. For example, during the first quarter of 2003, the PPM for the Zip business was $29.4 million compared to a combined product loss of $7.3 million on all other products. Despite all of the Company’s efforts to promote the Zip business, it has continued to decline and the Company expects that Zip sales will be lower in 2003 compared to 2002. Although the decline is expected to continue, the Company has been unable to accurately forecast and predict the actual rate of decline over time. Any significant negative change in the rate of the decline, from quarter to quarter, would likely have a negative impact on financial results because the Company may be unable to quickly make a corresponding reduction in operating expenses or other costs. In particular, the Company has been unable to affect fixed manufacturing overhead cost reductions at its Zip product contract manufacturer, Venture and, as a result, is experiencing material product price increases on Zip drives and disks. Consequently, there is no assurance that the Company will be able to maintain its Zip business and profitability.

Optical Products

The vast majority of sales of the Company’s Optical products are currently CD-RW drives. The Company began shipping on a limited basis in the first quarter of 2003 DVD Rewritable drives. The Company’s Optical business strategy differs fundamentally from its Zip product strategy. Differences between the Optical and Zip product businesses include the following: a) the Company does not own any significant intellectual property relating to optical drives; b) optical drives use very low-cost, non-proprietary discs available from many sources; c) there is intense competition between different providers of optical drives and d) the Company obtains significantly lower overall gross margins on sales of optical drives than on Zip drives. The overall Optical business is characterized by low gross margins, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. In light of these factors, the Company must closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can achieve these objectives and historically it has had difficulty in doing so. The Company has reported product losses or only a nominal PPM on its Optical business since it entered the optical market in 1999.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In spite of these challenges, the Company believes it must maintain a presence in the optical market in order to achieve its overall objective to be viewed as a full line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers and in order to achieve its goal of creating “destination storage” in the retail and catalog channels. The Company’s Optical business activities are focused on reducing product costs and operating expenses, improving inventory management processes, more favorable contract terms, improving product life cycle management and revising channel marketing programs with the ultimate goal to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) OEMs continue to offer, and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for external CD-RW drives; b) aftermarket internal drives are now significantly less expensive than external CD-RW drives and c) customers are beginning to transition from CD-RW drives to DVD Rewritable-Recordable drives.

Iomega HDD, Iomega Mini USB Drives and Other Sourced Branded Products

In 2002, the Company began shipping a series of portable and desktop HDD drives and, in November 2002, the Company began shipping a series of USB flash drives. The Company may ship additional sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third party suppliers) in 2003. The Company will face many of the same challenges with these sourced branded products that it has in the optical market. For example, a) the Company does not own any significant intellectual property relating to HDD and USB flash drives and is unlikely to own significant intellectual property rights in other sourced branded products; b) there is intense competition between different providers of HDD and USB flash drives and such competition is likely to exist between suppliers of other sourced branded products and c) there is a need to continually requalify new drives and products as existing drives and products come into short supply or become obsolete.

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality, or may otherwise expose the Company to liability. The overall sourced product market is characterized by low gross margins, the frequent introduction of upgraded products and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete in this market, the Company must secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and avoid holding excessive inventory. There is no assurance that the Company can or will be able to achieve profitability on these product lines. For example, the Company has reported product losses on its HDD business since it entered the market in 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Network Storage Systems

During 2002, the Company introduced NAS devices with capacities ranging from 160GB to 720GB. During 2003, the Company plans to expand its NAS product offerings by introducing a 1.4TB capacity server in the second quarter of 2003 and with other new NAS product introductions planned throughout 2003. The NAS market is dominated by large computer providers (including Dell, IBM and Hewlett Packard/Compaq), is highly price competitive, primarily relies upon VARs and requires core competencies in server, software and networking technologies. The Company has little historic expertise in these areas and is attempting to implement a strategy to address these requirements and challenges. The NAS market is an emerging market and there is no assurance that the market will develop as anticipated. For example, Gartner’s estimate of the NAS market for 2002 was approximately 20% smaller than it had originally estimated in the segment for NAS units with price points below $25,000. Moreover, the Company has not yet demonstrated an ability to operate profitably in this market. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. In the first quarter of 2003, the Company recorded a product loss of $4.0 million on its NAS operations due to higher research and development and sales and marketing spending designed to broaden the Company’s NAS product offerings and from under-absorbed operational overhead due to lower than planned volumes. As a result, the Company has recorded NAS product losses in each quarter it has shipped the product. There can be no assurance that the Company will successfully develop the necessary core competencies to compete in this market segment, that the Company’s NAS products will be successful, that the Company will be successful in implementing its “Network Storage Systems” strategy or that the Company will achieve profitability on this product line in 2003 or thereafter.

Development and Introduction of New Products and New Revenue Streams

During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and has exited the market with each of these products. In 2002, the Company introduced desktop and portable HDD drives, NAS and Iomega Mini-USB drives. Moreover, most of the Company’s current non-Zip storage products, including HDD drives, NAS and CD-RW, were unprofitable at the PPM level during 2002. During the first quarter of 2003, only CD-RW and Iomega Mini-USB drives were profitable. Notwithstanding these negative results, the Company believes that it must develop or acquire new product lines in order to remain viable. In addition to NAS products and new HDD products, as described above, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, tape drives, networking, services and other related areas. The Company may spend significant resources a) attempting to develop new technologies products, or applications; b) attempting to acquire new technologies, products or applications or c) attempting to market new products incorporating such products or applications. The Company continues to focus its development efforts in 2003 on two new high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device, DCT, that is expected to have a capacity of about 1.5GB and a removable hard disk storage system, RRD, that is expected to have a capacity of approximately 35GB. There is no assurance that the Company will be successful in any of these endeavors. Moreover, introduction of new products entails risks relating to factors such as the following:

  Unforeseen manufacturing and technical challenges;
  Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;
  Lack of defensible intellectual property;
  Lack of relevant core competencies or market expertise;
  Intense competition from substitute technologies;
  Accelerated declines in Zip;
  Lack of market acceptance;
  Significant product launch and sales and marketing expenses which could cause on-going product losses;
  Significant expenditures for tooling and inventory before any market demand is validated and
  Risk that third parties may assert intellectual property claims against new products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company believes that economic conditions in the personal computer industry have deteriorated and this downturn has affected the computer resellers, distributors and retailers who sell the Company’s products. In addition, worldwide economic conditions are unsettled. The hostilities in Iraq, instability in North Korea, political tensions in other areas of the world, recent terrorist and counter terrorist activities, the SARS outbreak in Asia and other events continue to create an atmosphere of uncertainty. The Company believes that these events and continued economic weakness have adversely affected the Company. In the case of SARS in particular, it is directly impacting Singapore and Hong Kong, two of our largest Asian markets.

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future. In addition, there is a risk that key resellers, distributors, and resellers who sell the Company’s products may require the Company to offer them increasingly favorable credit and purchase terms and conditions in exchange for continuing to carry the Company’s products. Such terms could have an adverse effect upon the Company.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Management

Management of the Company’s inventory levels is very complex. The Company’s customers frequently adjust their ordering patterns in response to factors such as the following:

  Customer and market demand for the Company’s products and perceptions of the Company’s ability to meet demand;
  Company’s and competitors’ inventory supplies in the retail and distribution channel;
  New product introductions;
  Seasonal fluctuations;
  Company and customer promotions and
  Consolidation of customer distribution centers.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company’s results of operations.

Product Procurement

On November 1, 2002, the Company sold its Penang manufacturing subsidiary to a third party, Venture. The Company entered into a five-year manufacturing services agreement with Venture for the manufacture and supply of Zip drives and certain other products. There is no assurance that this transaction will allow the Company to reduce costs or otherwise be beneficial to the Company. As a result of this transaction, the Company faces new risks including the following:

  The Company will no longer have direct control over the manufacturing processes of Zip drives and other products;
  The Company’s ability to quickly increase or decrease production rates may be impaired;
  The Company may face product shortages;
  The Company may incur continuing increased product or operational costs. Specifically, the product prices agreed to with Venture are contingent upon the Company purchasing certain volumes. The Company has already incurred incremental costs, of approximately $3.2 million in the first quarter of 2003, as a result of not meeting the targeted volumes on Zip drives and such increased costs will continue unless the volume targets are achieved;
  The Company faces new risks related to order management, supply and distribution issues;
  The Company’s lack of control over its manufacturing process may increase the risk that quality or reliability problems may arise with respect to its products;
  Possible turn-over of knowledgeable personnel or loss of technical skill sets;
  Transition of computer systems or information systems that impede communication or supply management;
  Distribution risks in the Asia Pacific region and
  Other risks associated with the fact that Venture owns the only manufacturing facility producing Zip drives and thus plays a key role in the Company’s supply and sale of Zip drives, increasing the significance of any difficulties encountered at that facility.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Procurement Costs

The Company believes that it must reduce the procurement costs of its products. However, with the sale of the Company’s Penang manufacturing subsidiary, the Company has limited involvement in the manufacturing of any of the products it sells. Thus, in order to reduce product costs, the Company believes that it must successfully negotiate lower product procurement costs from suppliers, including Venture and certain other key suppliers. In the case of Zip in particular, Venture may not be able to meet contractual obligations to reduce operational overhead, or introduce business from other non-Iomega, sources rapidly enough to offset the decline in Zip unit production, causing further price adjustments. The Company is evaluating the consolidation of Zip disk manufacturing with the goal to reduce costs. In the event the Company implements any such consolidation, the Company may be required to record charges for discontinuing certain manufacturing relationships. There is no assurance that the Company will be able to do so particularly in light of declining volumes.

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

A number of problems may occur in any distribution outsourcing relationship, including problems relating to product availability, supply, distribution, handling, shipping, quality or reliability. Such problems, if they were to arise with respect to the Company’s outsourced operations, could have an adverse effect in the form of: a) lower Company sales, income and/or gross margin; b) damage to the Company’s reputation in the marketplace, resulting in decreased demand for or acceptance of the Company’s products or c) damage claims filed against the Company by customers, contract partners or investors as a result of such problems.

Other Outsourcing

The Company expects that it will evaluate and implement additional outsourcings of business functions in the future. Any such outsourcing initiatives may pose risks of delays and business disruption including risks similar to those discussed in the foregoing paragraphs entitled “Product Procurement” and “Distribution and Logistics.” The Company is currently evaluating the outsourcing of the Company’s information technology function and is currently outsourcing its collections function which is expected to be completed approximately at the end of the second quarter of 2003.

Reporting of Channel Inventory and Product Sales by Channel Partners.

The Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. In order to make this estimation, the Company relies on its global channel partners weekly reporting of channel inventory and product sales by sku. Errors in reports received from channel partners could lead to inaccurate estimates of the excess channel inventory. The Company has comprehensive processes and systems checks in place to help reasonably ensure the accuracy of the reports and believes these reports to be correct in all material respects. However, there can be no assurance that the third party data as reported will always be correct and reliable.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Obsolescence Risks

The Company’s ability to effectively manage obsolescence risks will affect its operating results. The Company may terminate its marketing of certain products from time to time in response to market demand, supply, cost, competition or other factors. This requires the Company to carefully manage a number of issues, such as: a) maintaining market demand for the terminated product while successfully selling existing inventories through the channel; b) reserving sufficient, but not excessive, quantities of product to comply with warranty, customer satisfaction and legal obligations and c) preventing, to the extent possible, the return of such products from inventories held by distributors, retailers and other resellers. There is no assurance that the Company can successfully manage these factors.

Component Supplies

Although the Company has sold its Penang manufacturing subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. From time to time, suppliers of critical components announce their intention to discontinue manufacturing. In such cases, the Company attempts to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase option will be available from a supplier who has chosen to discontinue a component or that the Company’s estimates of future requirements will be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. Moreover, there can be no assurance that the Company will not purchase in excess of its eventual requirements and then later incur write-offs of excess inventory.

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
  The Company's material costs might increase;
  Most of the Company’s key suppliers are in Asia and the SARS virus could impact supply and has already impeded travel to visit key suppliers and
  The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
  A requirement that the Company indemnify third parties who have distributed the infringing product with the Company’s permission or
  Significant legal fees incurred by the Company.

The Company must routinely review and respond to claims from third parties for patent royalties, both on products designed or sold by the Company and products designed and supplied to the Company by third parties. Resolution of patent infringement demand letters and lawsuits can be very costly, with legal fees and costs running into the millions of dollars.

The Company attempts to protect its intellectual property rights through a variety of means, including seeking and obtaining patents, trademarks and copyrights, and through license, nondisclosure and other agreements. The Company’s failure to properly protect its intellectual property rights could have devastating consequences. Although the Company has, in general, been successful in its efforts to protect its intellectual property rights, there is no assurance that it will be able to do so in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of March 30, 2003, the Company employed 790 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation may have an adverse effect upon the Company’s profitability or public perception.

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

Retention of Key Employees

The Company’s success depends in large part upon the services of a number of key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In June 2001, Werner T. Heid joined the Company as President and Chief Executive Officer. Virtually all of the Company’s senior management employees, including the Vice President, Finance and Chief Financial Officer; Vice President, General Counsel and Secretary; Executive Vice President, Operations and Research and Development; Vice President, Human Resources and Facilities; Vice President and General Manager, Mobile and Desktop Solutions; Vice President and General Manager, Americas and several other officers, joined the Company after that date. The Company’s success will depend in part on its ability to attract and retain highly skilled personnel and to maintain continuity and stability within the Company’s senior management team.

Other Risk Factors

During the third quarter of 1999, the Company announced plans to cease its Nomai manufacturing operations in Avranches, France and ceased such operations shortly thereafter. In connection therewith, the Company recorded restructuring charges in 1999. The Company may be forced to incur additional legal or other costs relating to this matter. See Note 5 of the notes to condensed consolidated financial statements in Part I, Item 1, for more information concerning Nomai litigation.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Significant portions of the Company’s sales are generated in Europe and Asia. The Company has conducted business outside of the United States for a shorter period of time and therefore the operations are less mature and developed than in the United States. Consequently, future sales and operating income from these regions are less predictable than in the United States. The Company invoices the majority of its European customers in Euros and invoices its remaining customers in U.S. dollars. Fluctuation in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results (see “Quantitative and Qualitative Disclosures About Market Risk” below).

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the U. S., market ineffectively in countries outside of the U.S., institute efforts from an American perspective that are unsuccessful outside the U.S. or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies or weak sales.

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

The Company has issued stock options that are subject to variable plan accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company is required to recognize compensation expense in its statement of operations for any increase in the market price of the Company’s Common Stock above $20.00 (the market price at July 1, 2000, which was the effective date of Interpretation 44). This compensation expense must be recorded on a quarterly basis until the option is exercised, forfeited or expires unexercised. The impact of the new options granted under the Exchange Program on the Company’s financial statements will depend on quarterly fluctuations in the Company’s Common Stock price and the dates of exercises, forfeitures or cancellations of the new options by employees. At March 30, 2003, there were approximately 100,000 options subject to variable plan accounting. Depending on these factors, the Company could be required to record significant compensation expense during the life of the options, which expire in April 2010. Moreover, because the precise amount of compensation expense will depend on the market price of the Common Stock at the end of each quarterly period, the Company will not be able to forecast in advance the amount of compensation expense that it will incur in any future period.

Effective January 1, 2003, the Company began expensing the cost of stock options that the Company grants to employees. The Company is expensing stock options under the prospective method, which is one of the three transition methods allowed by Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure”. Under the prospective method, the Company will begin expensing under the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” only stock options that are granted or modified after January 1, 2003. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is exposed to various interest rate risks including foreign currency, interest rate and securities price risks. The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge balance sheet exposure. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts have maturities that do not exceed 40 days.

When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.2 million at March 30, 2003. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of March 30, 2003, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, net income or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

IOMEGA CORPORATION AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company did not have any significant debt outstanding at March 30, 2003. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $1.1 million during the first quarter of 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions. The Company minimizes its credit risk associated with temporary investments by using investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities. Temporary investments at March 30, 2003 primarily consisted of corporate obligations, U.S. treasuries, U.S. agencies, taxable and non-taxable municipal obligations, asset backed securities and mortgage backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at March 30, 2003, the average duration of the Company’s temporary investments was just under one year. The Company’s temporary investments are purchased with maturities in excess of three months. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investment grade corporate obligations, money market funds, repurchase agreements, asset backed securities, mortgage backed securities, U.S. agencies, U.S. treasuries and taxable and non-taxable municipal obligations.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its most recent evaluation.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the first quarter of 2003 that were not registered under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed or furnished during the quarter for which this report on Form 10-Q is filed. On April 17, 2003, the Company furnished a Form 8-K announcing the Company's financial results for the quarter ending March 30, 2003 under “Item 9. Regulation FD Disclosure” (Information furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”). Financial statements were included in this Form 8-K.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003 Dated: May 12, 2003	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

IOMEGA CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Werner T. Heid, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Iomega Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 12, 2003	/s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer

IOMEGA CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Barry Zwarenstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Iomega Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 12, 2003	/s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

10.23	Agreement Regarding Lease, dated February 14,2003, between the Company, JNI Corp. and Pacific Plaza Carmel Valley LLC; and Assignment and Assumption Agreement, dated February 27, 2003, between the Company and JNI Corp.

99.2	Certification letter from Werner T. Heid, President and Chief Executive Officer.

99.3	Certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.