Form 10-Q
period 2003-06-29
IOMEGA CORP
filed 2003-08-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from............to...............

COMMISSION FILE NUMBER 1-12333

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	86-0385884 (IRS employer identification number)

10955 Vista Sorrento Parkway, San Diego, CA 92130
(Address of principal executive offices)

(858) 314-7000
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

Yes       X           No

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       X           No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2003.

Common Stock, par value $.03 1/3 (Title of each class)	51,375,664 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Special Note Regarding Forward-Looking Statements..................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at June 29, 2003
             and December 31, 2002.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             ended June 29, 2003 and June 30, 2002.................................................       5

         Condensed Consolidated Statements of Operations for the Six Months
             ended June 29, 2003 and June 30, 2002.................................................       6

         Condensed Consolidated Statements of Cash Flows for the Six Months
             ended June 29, 2003 and June 30, 2002.................................................       7

         Notes to Condensed Consolidated Financial Statements......................................       8

Item 2.  Management's Discussion and Analysis of Financial

                                             PART II - OTHER INFORMATION

Copyright © 2003 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, Jaz, Peerless, PocketZip, HipZip, HotBurn, FotoShow, Active Disk, Destination Storage, ioLink and ioClub are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce new and enhanced products and software, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) expected to have a capacity of about 1.5GB and a removable hard disk storage system (referred to as Removable Rigid Disk System or “RRD”) expected to have a capacity of approximately 35GB; goals to recruit original equipment manufacturer (“OEM”) customers for the planned new products DCT and RRD; expected spending levels on DCT and RRD development in 2003; the expected timeframe for launching DCT and RRD products in 2004; expected cost and expense reductions and timing thereof, as a result of the restructuring announced July 17, 2003; expected research and development spending levels in 2004; estimated income statement and balance sheet impacts and estimated utilization of net operating loss carryforward (“NOL”) deferred tax assets, resulting from the one-time cash dividend announced July 17, 2003; the overall objective to be viewed as a full line supplier of digital storage devices for the Company’s retail, catalog and online customers and to achieve the goal of creating Destination Storage in the retail and catalog channels; plans to mitigate the continued decline in the Company’s core Zip business; the need for additional restructuring or other charges in the future; the expectation of future outsourcing initiatives; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning the availability of PocketZip and Jaz disks and other plans concerning product lines; the belief that NAS represents a sales growth opportunity and the goal to launch new NAS products during 2003; the goal to grow the Company’s sales; the expectation of continuing to lower product procurement costs; the goal to improve the procurement and commodity business processes to maximize profitability on sourced branded products; the impacts of expensing stock option grants; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the Company’s belief that its cash reserves, after the one-time dividend, will be sufficient to operate the existing business on an ongoing basis; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company’s SEC filings described under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of recent accounting pronouncements and the possible effects of an adverse outcome in legal proceedings, including the resolution of the adverse judgments in the Nomai litigation, as described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                           June 29,            December 31,
                                                                             2003                  2002
                                                                          ---------            -----------
                                                                         (Unaudited)
Current Assets:
   Cash and cash equivalents                                              $ 188,759             $ 241,519
   Restricted cash                                                              200                 3,800
   Temporary investments                                                    263,270               208,545
   Trade receivables, less allowance for doubtful accounts of
      $3,074 and $5,462, respectively                                        36,371                54,477
   Inventories                                                               32,887                40,525
   Income taxes receivable                                                      558                     -
   Deferred income taxes                                                     20,253                27,573
   Other current assets                                                      10,992                14,490
                                                                          ---------             ---------
      Total Current Assets                                                  553,290               590,929
                                                                          ---------             ---------

Property and Equipment, at Cost                                             154,468               155,376
Accumulated Depreciation and Amortization                                  (138,629)             (137,274)
                                                                          ---------             ---------
      Net Property and Equipment                                             15,839                18,102
                                                                          ---------             ---------

Goodwill                                                                     11,691                11,691
                                                                          ---------             ---------
Other Intangibles, Net                                                        5,566                 6,755
                                                                          ---------             ---------
Other Assets                                                                     93                   122
                                                                          ---------             ---------
    Total Assets                                                          $ 586,479             $ 627,599
                                                                          =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                           June 29,            December 31,
                                                                             2003                  2002
                                                                          ---------            -----------
                                                                         (Unaudited)
Current Liabilities:
   Accounts payable                                                       $  33,351             $  60,131
   Other current liabilities (Note 1)                                        81,935                98,456
   Income taxes payable                                                           -                   622
                                                                          ---------             ---------
      Total Current Liabilities                                             115,286               159,209
                                                                          ---------             ---------

Other Long-Term Liabilities                                                   1,358                 2,244
                                                                          ---------             ---------

Deferred Income Taxes                                                        48,237                55,107
                                                                          ---------             ---------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value; authorized 4,600,000
      Shares; none issued                                                         -                     -
   Series A Junior Participating Preferred Stock; authorized
      400,000 shares; none issued                                                 -                     -
   Common Stock, $0.03 1/3 par value; authorized 400,000,000
      shares; issued 54,789,431 and 54,645,278 shares,
      respectively                                                            1,829                 1,822
   Additional paid-in capital                                               308,548               307,716
   Less: 3,426,288 Common Stock treasury shares, at cost                    (33,791)              (33,791)
   Retained earnings                                                        145,012               135,292
                                                                          ---------             ---------
      Total Stockholders' Equity                                            421,598               411,039
                                                                          ---------             ---------
         Total Liabilities and Stockholders' Equity                       $ 586,479             $ 627,599
                                                                          =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                               For the Quarter Ended
                                                                          -------------------------------
                                                                           June 29,              June 30,
                                                                             2003                  2002
                                                                          ---------             ---------
                                                                                    (Unaudited)
Sales                                                                     $ 100,802             $ 145,208
Cost of sales                                                                66,440                90,262
                                                                          ---------             ---------
Gross margin                                                                 34,362                54,946
                                                                          ---------             ---------

Operating Expenses:
   Selling, general and administrative                                       27,818                33,073
   Research and development                                                   7,635                 8,885
   Restructuring reversals                                                        -                (2,181)
   Bad debt expense (credit)                                                    279                (1,235)
                                                                          ---------             ---------
      Total Operating Expenses                                               35,732                38,542
                                                                          ---------             ---------

Operating income (loss)                                                      (1,370)               16,404
Interest income                                                               1,646                 2,406
Interest and other expense                                                     (485)               (1,041)
                                                                          ---------             ---------

Income (loss) before income taxes                                              (209)               17,769
Benefit (provision) for income taxes                                          4,616                (6,312)
                                                                          ---------             ---------
Net Income                                                                $   4,407             $  11,457
                                                                          =========             =========

Net income per basic and diluted common share                             $    0.09             $    0.22
                                                                          =========             =========

Weighted average common shares outstanding                                   51,329                51,170
                                                                          =========             =========
Weighted average common shares outstanding -
   assuming dilution                                                         51,355                51,429
                                                                          =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                              For the Six Months Ended
                                                                          -------------------------------
                                                                           June 29,              June 30,
                                                                             2003                  2002
                                                                          ---------             --------
                                                                                    (Unaudited)
Sales                                                                     $ 206,984             $ 324,105
Cost of sales                                                               135,512               196,633
                                                                          ---------             ---------
Gross margin                                                                 71,472               127,472
                                                                          ---------             ---------

Operating Expenses:
   Selling, general and administrative                                       51,158                71,269
   Research and development                                                  16,223                17,529
   Restructuring reversals                                                      (78)               (2,181)
   Bad debt credit                                                           (1,703)               (1,931)
                                                                          ---------             ---------
      Total Operating Expenses                                               65,600                84,686
                                                                          ---------             ---------

Operating income                                                              5,872                42,786
Interest income                                                               3,512                 4,726
Interest and other expense                                                     (463)               (3,145)
                                                                          ---------             ---------

Income before income taxes                                                    8,921                44,367
Benefit (provision) for income taxes                                            799                (1,701)
                                                                          ---------             ---------
Net Income                                                                $   9,720             $  42,666
                                                                          =========             =========

Net income per basic and diluted common share                             $    0.19             $    0.83
                                                                          =========             =========

Weighted average common shares outstanding                                   51,297                51,226
                                                                          =========             =========
Weighted average common shares outstanding -
    assuming dilution                                                        51,316                51,407
                                                                          =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              For the Six Months Ended
                                                                          -------------------------------
                                                                           June 29,              June 30,
                                                                             2003                  2002
                                                                          ---------             ---------
                                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                             $   9,720             $  42,666
   Non-Cash Revenue and Expense Adjustments:
      Depreciation and amortization                                           6,810                12,411
      Deferred income taxes                                                     450                13,696
      Non-cash inventory write-offs                                               -                 3,752
      Amortization on temporary investments                                   1,796                   566
      Bad debt credit                                                        (1,703)               (1,931)
      Other                                                                     261                 2,261
                                                                          ---------             ---------
                                                                             17,334                73,421
   Changes in Assets and Liabilities:
      Restricted cash                                                         3,600                 2,223
      Trade receivables                                                      19,809                37,430
      Inventories                                                             7,638                18,058
      Other current assets                                                    3,498                (2,250)
      Accounts payable                                                      (26,780)              (33,197)
      Other current liabilities                                             (15,635)              (20,372)
      Accrued restructuring                                                    (886)               (9,355)
      Income taxes                                                           (1,180)              (11,401)
                                                                          ---------             ---------
         Net cash provided by operating activities                            7,398                54,557
                                                                          ---------             ---------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                       (3,413)               (5,575)
   Purchases of temporary investments                                      (463,908)              (92,401)
   Sales of temporary investments                                           407,387                97,742
   Net change in other assets and other liabilities                            (558)                  270
                                                                          ---------             ---------
      Net cash (used in) provided by investing activities                   (60,492)                   36
                                                                          ---------             ---------

Cash Flows from Financing Activities:
   Proceeds from sales of Common Stock                                          334                    91
   Purchases of Common Stock                                                      -                (2,924)
   Payments on other obligations                                                  -                  (563)
                                                                          ---------             ---------
      Net cash provided by (used in) financing activities                       334                (3,396)
                                                                          ---------             ---------
Net (Decrease) Increase in Cash and Cash Equivalents                        (52,760)               51,197
Cash and Cash Equivalents at Beginning of Period                            241,519               219,949
                                                                          ---------             ---------
Cash and Cash Equivalents at End of Period                                $ 188,759             $ 271,146
                                                                          =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of the Company as of June 29, 2003 and December 31, 2002, the results of operations for the quarters and six months ended June 29, 2003 and June 30, 2002 and cash flows for the six months ended June 29, 2003 and June 30, 2002.

The results of operations for the quarter and six months ended June 29, 2003 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Revenue Recognition

The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, value added resellers (“VARs”), catalogs, private label and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction in sales and trade receivables in the accompanying condensed consolidated financial statements. The reserves for estimated returns totaled $4.4 million and $6.0 million at June 29, 2003 and December 31, 2002, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to reserves for estimated returns, the Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. The OEM and VAR customers are not considered to have excess inventory as they tend to not carry more than four weeks of inventory. The distribution, retail and catalog channel’s four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers, who make up the majority of the Company’s sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. The Company defers estimated sales and cost of sales associated with estimated excess channel inventory in its condensed consolidated financial statements. The gross margin associated with deferral of sales for estimated excess channel inventory totaled $9.3 million and $17.9 million at June 29, 2003 and December 31, 2002, respectively and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

The Company sells various extended warranty plans for its NAS servers, some of which are bundled with certain NAS servers. The service period of the extended warranties varies from 1 year to 3 years depending upon the NAS server and the extended warranty plan. The Company defers all sales associated with these warranties and recognizes the sales ratably over the respective life of the warranty once the extended warranty has been registered with the Company by the end-user. The deferred sales associated with these extended warranties was $0.4 million at June 29, 2003 and was less than $0.1 million at December 31, 2002 and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

The Company sells software that is embedded or bundled with some of its products, as well as some software titles that are downloaded from the Company’s website. Sales from the software embedded or bundled with such products, less reserves for estimated returns, are recognized upon shipment to the customer. Sales from software that is downloaded from the Company’s website is recognized at the time of download. The software sold by the Company does not contain multiple elements. The Company’s software sales are immaterial.

Price Protection and Volume Rebates

The Company has agreements with some of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customers’ inventories on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at time of purchase from channel partners for which sales have been recognized.

Reserves for volume rebates and price protection credits totaled $20.3 million and $29.2 million at June 29, 2003 and December 31, 2002, respectively and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at June 29, 2003 and December 31, 2002 primarily consisted of corporate obligations, U.S. treasuries, U.S. agencies, taxable and non-taxable municipal obligations, asset backed securities and mortgage backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at June 29, 2003, the average duration of the Company’s temporary investments was just under six months. The Company minimizes its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                           June 29,          December 31,
                                                                             2003                2002
                                                                           --------          ------------
                                                                                 (In thousands)
         Raw materials                                                     $  2,852            $  2,249
         Finished goods                                                      30,035              38,276
                                                                           --------            --------
                                                                           $ 32,887            $ 40,525
                                                                           ========            ========

Other Current Liabilities

Other current liabilities consist of the following:

                                                                           June 29,          December 31,
                                                                             2003                2002
                                                                           --------          ------------
                                                                                  (In thousands)
         Margin on deferred sales                                          $  9,878            $ 19,102
         Accrued payroll, vacation, bonus and profit sharing                  9,097               9,589
         Accrued marketing (a)                                                8,938              15,426
         Accrued warranty                                                     6,474               8,035
         Other accrued liabilities (b)                                       47,548              46,304
                                                                           --------            --------
                                                                           $ 81,935            $ 98,456
                                                                           ========            ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners, promotional accruals and advertising accruals.

(b)	Includes accruals for royalties, professional fees, self-insurance liabilities, employee relocation costs, restructuring charges, purchase commitments, litigation, VAT, deferred revenue, sales and other taxes and other miscellaneous liabilities.

Stock Compensation Expense

The Company has five stock-based compensation plans (four stock option plans and one restricted stock plan). Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based compensation expense for the four stock option plans is reflected in net income for the three or six months ended June 30, 2002, as all options granted under the four plans had an exercise price equal to the market value of the Company’s Common Stock on the date of grant.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock compensation expense for the restricted stock plan, which was approved by stockholders during the second quarter of 2003, has been accounted for under SFAS 123, with the fair value of the restricted stock being recognized over the vesting period of the restricted stock.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company selected the prospective method, which is one of the three transition methods allowed by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after January 1, 2003. The majority of awards under the Company’s plans vest over periods ranging from four to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three and six months ended June 29, 2003 is less than the amount which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                  For the Quarter Ended         For the Six Months Ended
                                                  ----------------------        ------------------------
                                                  June 29,      June 30,        June 29,        June 30,
                                                    2003         2002             2003            2002
                                                  --------      --------        --------        --------
                                                          (In thousands, except per share data)

Net income as reported                            $ 4,407       $ 11,457        $ 9,720         $ 42,666
    Add: Stock compensation expense
       included in reported net income,
       net of related tax effects                      28              -             44                -
    Less: Total stock compensation
       expense determined under fair
       value method for all awards, net
       of related tax effects                       (489)           (729)          (824)          (1,391)
                                                  -------       --------        -------         --------
Pro forma net income                              $ 3,946       $ 10,728        $ 8,940         $ 41,275
                                                  =======       ========        =======         ========

Basic EPS:
    As reported                                   $  0.09       $   0.22        $  0.19         $   0.83
                                                  =======       ========        =======         ========
    Pro forma                                     $  0.08       $   0.21        $  0.17         $   0.81
                                                  =======       ========        =======         ========

Diluted EPS:
    As reported                                   $  0.09       $   0.22        $  0.19         $   0.83
                                                  =======       ========        =======         ========
    Pro forma                                     $  0.08       $   0.21        $  0.17         $   0.80
                                                  =======       ========        =======         ========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accrued Warranty

The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. The Company uses a statistically-based model to estimate warranty accrual requirements. The statistical model, used to project future returns, is based upon a rolling monthly calculation that computes the number of units required in the warranty reserve and is based upon monthly sales, actual returns and statistically projected return rates. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Actual warranty costs are charged against the warranty reserve. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns and repair cost. The Company reviews the adequacy of its recorded warranty liability on a quarterly basis and records the necessary adjustments to the warranty liability.

Changes in the Company's warranty liability during all periods presented were as follows:

                                                  For the Quarter Ended         For the Six Months Ended
                                                  ----------------------        ------------------------
                                                  June 29,      June 30,        June 29,        June 30,
                                                   2003           2002            2003            2002
                                                  --------      --------        -------         --------
                                                                      (In thousands)

Balance at beginning of period                    $ 7,202        $ 9,806        $ 8,035         $ 10,856
    Accruals/additions                              1,709          2,541          4,119            5,905
    Claims/charges                                 (2,437)        (3,352)        (5,680)          (7,766)
                                                  -------        -------        -------         --------
Balance at end of period                          $ 6,474        $ 8,995        $ 6,474         $  8,995
                                                  =======        =======        =======         ========

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                      Net
                                                                    Income             Shares          Per Share
                                                                  (Numerator)       (Denominator)        Amount
                                                                  -----------       -------------       --------
                                                                       (In thousands, except per share data)
         For the Quarter Ended:
         June 29, 2003:
         Basic EPS                                                  $  4,407           51,329            $ 0.09
                                                                                                              -
            Effect of options                                              -               26                 -
                                                                    --------           ------            ------
         Diluted EPS                                                $  4,407           51,355            $ 0.09
                                                                    ========           ======            ======

         June 30, 2002:
         Basic EPS                                                  $ 11,457           51,170            $ 0.22
            Effect of options                                              -              259                 -
                                                                    --------           ------            ------
         Diluted EPS                                                $ 11,457           51,429            $ 0.22
                                                                    ========           ======            ======

         For the Six Months Ended:
         June 29, 2003:
         Basic EPS                                                  $  9,720           51,297            $ 0.19
                                                                                                              -
            Effect of options                                              -               19                 -
                                                                    --------           ------            ------
        Diluted EPS                                                 $  9,720           51,316            $ 0.19
                                                                    ========           ======            ======

         June 30, 2002:
         Basic EPS                                                  $ 42,666           51,226            $ 0.83
            Effect of options                                              -              181                 -
                                                                    --------           ------            ------
         Diluted EPS                                                $ 42,666           51,407            $ 0.83
                                                                    ========           ======            ======

For the quarters ended June 29, 2003 and June 30, 2002, there were outstanding options to purchase 1,355,555 and 1,648,838 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. For the six months ended June 29, 2003 and June 30, 2002, there were outstanding options to purchase 1,384,888 and 1,650,506 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective six month periods. These shares would have had an anti-dilutive effect on EPS and were therefore excluded from the Diluted EPS calculation above.

Recent Accounting Pronouncements

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. EITF 00-21 also discusses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on June 30, 2003. The Company believes that the effect of EITF 00-21 on the Company’s results of operations, financial position or liquidity will not be material as the Company currently only has a small number of multiple deliverable revenue arrangements related to the Company’s emerging Network Storage Systems business.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. FIN 46 would apply to the Company beginning in the third quarter of 2003; however, the Company believes that it does not have an interest in any VIE and thus FIN 46 will not currently impact the Company.

(2) Income Taxes

For the quarter ended June 29, 2003, the Company recorded an income tax benefit of $4.6 million on a pre-tax loss of $0.2 million reflecting $4.6 million of research tax credits that were recorded following the completion of a research tax credit study and an IRS audit. Excluding the $4.6 million in research tax credits, the adjusted effective tax rate for the second quarter of 2003 was 13%. The 13% provision rate resulted from a less than $0.1 million increase in the valuation allowance for deferred foreign tax assets and permanent non-deductible items, which offset the tax benefit on the $0.2 million pre-tax loss. This compares to an income tax provision of $6.3 million on a pre-tax income of $17.8 million reflecting an income tax provision of $7.0 million in the second quarter of 2002, partially offset by a $0.7 million decrease in the valuation allowance for net deferred tax assets for the second quarter of 2002. Excluding the $0.7 million decrease in the valuation allowance, the adjusted effective tax rate for the second quarter of 2002 was 39%.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                             June 29,      December 31,
                                                                               2003            2002
                                                                             ---------     ------------
                                                                                  (In thousands)
              Deferred Tax Assets (Liabilities):
              Current Deferred Tax Assets:
                 Trade receivable reserves                                   $   6,794       $ 11,259
                 Inventory reserves                                              2,862          3,042
                 Accrued expense reserves                                       10,578         13,030
                 Other                                                              19            242
                                                                             ---------       --------
              Total current deferred tax assets                                 20,253         27,573
                                                                             ---------       --------

              Non-Current Deferred Tax Assets:
                 Fixed asset reserves                                              794          1,185
                 Tax credit carryforwards                                       23,463         19,058
                 Accelerated depreciation/amortization                           4,797          4,301
                 Foreign net operating loss carryforwards                       13,125         15,199
                 U.S. net operating loss carryforwards                          35,007         34,444
                 Other                                                             933            884
                                                                             ---------       --------
              Total non-current deferred tax assets                             78,119         75,071
                                                                             ---------       --------
              Total deferred tax assets                                         98,372        102,644
                                                                             ---------       --------

              Non-Current Deferred Tax Liabilities:
                 Tax on unremitted foreign earnings                           (108,323)      (109,988)
                 Nomai goodwill and intangible asset                            (4,908)        (4,991)
                                                                             ---------       --------
              Total non-current deferred tax liabilities                      (113,231)      (114,979)
                                                                             ---------       --------
              Non-current valuation allowance                                  (13,125)       (15,199)
                                                                             ---------       --------
                 Net deferred tax assets (liabilities)                       $ (27,984)      $(27,534)
                                                                             =========       ========

              As Reported on the Balance Sheet:
                 Current deferred tax assets                                 $  20,253       $ 27,573
                                                                             =========       ========
                 Non-current deferred tax liabilities                        $ (48,237)      $(55,107)
                                                                             =========       ========

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

At June 29, 2003, the Company had $35.0 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards (“NOLs”). Of the total NOL deferred tax assets, $28.2 million related to U.S. federal NOLs and $6.8 million related to state NOLs. The federal NOLs reflect a tax benefit of approximately $81 million in future U.S. federal tax deductions. The state NOLs reflect a tax benefit of approximately $171 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be used. The U.S. federal NOLs expire at various dates beginning in 2022 and the state NOLs expire at various dates beginning in 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company continues to maintain a full valuation allowance of $13.1 million for deferred tax assets related to foreign NOLs, which reflect the tax benefit of approximately $36 million in future foreign tax deductions. These NOLs expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs were generated. The largest of these foreign NOLs relate to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations are inactive and therefore, the foreign NOL related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at June 29, 2003 were $28.0 million. As of June 29, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $108.3 million have been accrued on unremitted foreign earnings of $277.8 million.

For the six months ended June 29, 2003, the Company recorded an income tax benefit of $0.8 million on pre-tax income of $8.9 million reflecting $4.6 million in research tax credits partially offset by an income tax provision of $3.8 million. Excluding the $4.6 million of research tax credits, the adjusted effective tax rate for the six months ended June 29, 2003 was 43%. This compares to an income tax provision of $1.7 million on pre-tax income of $44.4 million in the six months ended June 30, 2002, reflecting an income tax provision of $18.2 million, partially offset by a $16.5 million decrease in the valuation allowance for net deferred tax assets for the six months ended June 30, 2002. Excluding the $16.5 million decrease in the valuation allowance, the adjusted effective tax rate for the six months ended June 30, 2002 was 41%.

(3) Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly called CD-RW), Jaz, PocketZip, Other Mobile and Desktop Storage Products, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Company’s Optical segment involves the distribution and sale of CD-RW drives and DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003) to retailers, distributors and resellers throughout the world. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD rewritable drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The Other Mobile and Desktop Storage Products category (formerly included in “Other”) includes: Peerless drive systems; sourced branded products such as HDD, which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002 and external floppy disk drives, which began shipping in the first quarter of 2003; Iomega software products such Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products category also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Network Storage Systems segment (formerly included in “Other”) consists of the distribution and sale of network attached storage (“NAS”) servers targeted toward small and medium-size businesses and enterprise workgroups.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.5GB and a removable hard disk storage system (referred to as Removable Rigid Disk or “RRD”) that is expected to have a capacity of approximately 35GB. There have been no sales associated with New Technologies and no sales are expected before 2004.

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

Reportable Operating Segment Information:

                                                      For the Quarter Ended            For the Six Months Ended
                                                     -----------------------          --------------------------
                                                     June 29,       June 30,           June 29,         June 30,
                                                       2003           2002               2003             2002
                                                     ---------     ---------          ---------        ---------
                                                                          (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip                                               $  66,444     $ 114,281          $ 139,753        $ 257,347
   Optical                                              18,852        20,277             34,198           42,874
   Jaz                                                   1,023         3,239              2,907            9,112
   PocketZip                                                13          (107)               120              (88)
   Other Mobile and Desktop Storage
      Products                                          11,389         7,014             24,645           14,249
                                                     ---------     ---------          ---------        ---------
      Total Mobile and Desktop Storage
         Products                                       97,721       144,704            201,623          323,494
Network Storage Systems                                  3,081           504              5,361              611
                                                     ---------     ---------          ---------        ---------
      Total sales                                    $ 100,802     $ 145,208          $ 206,984        $ 324,105
                                                     =========     =========          =========        =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip                                               $  26,558     $  40,484          $  55,914        $  97,796
   Optical                                               1,464        (1,106)             1,699           (1,037)
   Jaz                                                      67         1,007              1,330            2,951
   PocketZip                                               (38)         (415)               153              322
   Other Mobile and Desktop Storage
      Products                                             695        (1,678)               582           (5,905)
                                                     ---------     ---------          ---------        ---------
      Total Mobile and Desktop Storage
         Products                                       28,746        38,292             59,678           94,127
Network Storage Systems                                 (4,173)         (916)            (8,217)          (1,589)
New Technologies                                        (6,081)       (1,876)           (10,939)          (2,997)
                                                     ---------     ---------          ---------        ---------
      Total PPM                                         18,492        35,500             40,522           89,541

Common Expenses:
   General corporate expenses                          (19,862)      (21,277)           (34,728)         (48,936)
   Restructuring reversals                                   -         2,181                 78            2,181
   Interest and other income, net                        1,161         1,365              3,049            1,581
                                                     ---------     ---------          ---------        ---------
      Income (loss) before income taxes              $    (209)    $  17,769          $   8,921        $  44,367
                                                     =========     =========          =========        =========

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

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland, Ireland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through June 30, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining restructuring reserves in the amount of $3.1 million and $0.4 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 29, 2003. Utilization of the third quarter 2001 restructuring reserves during the three months ended June 29, 2003 are summarized below:

Third Quarter 2001                           Balance            Utilized             Balance
                                                          --------------------
Restructuring Actions                        03/30/03      Cash       Non-Cash       06/29/03
---------------------                        --------     ------      --------       --------
                                                              (In thousands)
North America Reorganization:
   Lease cancellations (a)                   $ 2,883      $ (238)      $   -         $ 2,645
   Leasehold improvements and
      furniture (b)                              398           -         (33)            365
                                             -------      ------       -----         -------
                                               3,281        (238)        (33)          3,010
                                             -------      ------       -----         -------

Europe Reorganization:
   Lease cancellations (a)                       661        (193)          -             468
                                             -------      ------       -----         -------
                                             $ 3,942      $ (431)      $ (33)        $ 3,478
                                             =======      ======       =====         =======

Balance Sheet Breakout:
   Other current liabilities (a)             $ 3,544      $ (431)      $   -         $ 3,113
   Fixed asset reserves (b)                      398           -         (33)            365
                                             -------      ------       -----         -------
                                             $ 3,942      $ (431)      $ (33)        $ 3,478
                                             =======      ======       =====         =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the six months ended June 29, 2003 are summarized below:

Third Quarter 2001                           Balance            Utilized                              Balance
                                                          --------------------
Restructuring Actions                        12/31/02      Cash       Non-Cash        Reversal        06/29/03
                                             --------     ------      --------        --------        --------
                                                                      (In thousands)

North America Reorganization:
   Severance and benefits (a)                $    78      $    -       $   -           $ (78)         $     -
   Lease cancellations (a)                     3,194        (549)          -               -            2,645
   Leasehold improvements and
      furniture (b)                              431           -         (66)              -              365
                                             -------      ------       -----           -----          -------
                                               3,703        (549)        (66)            (78)           3,010
                                             -------      ------       -----           -----          -------

Europe Reorganization:
   Lease cancellations (a)                       727        (259)          -               -              468
                                             -------      ------       -----           -----          -------
                                             $ 4,430      $ (808)      $ (66)          $ (78)         $ 3,478
                                             =======      ======       =====           =====          =======

Balance Sheet Breakout:
   Other current liabilities (a)             $ 3,999      $ (808)      $   -           $ (78)         $ 3,113
   Fixed asset reserves (b)                      431           -         (66)              -              365
                                             -------      ------       -----           -----          -------
                                             $ 4,430      $ (808)      $ (66)          $ (78)         $ 3,478
                                             =======      ======       =====           =====          =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

As of June 29, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized.

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

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, Nomai is engaged in certain litigation matters that revolve around (1) Nomai’s acquisition of certain assets of RPS Media S.A. (“RPS”) in bankruptcy in 1997 and its organization of Albi Media Manufacturing, SARL (“AMM”) as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999. All French Franc and Euro conversions to the United States Dollars below were made using currency rates as of August 1, 2003.

On February 18, 2000, the bankruptcy trustee for RPS Media S.A. filed a lawsuit against Nomai. The trustee claimed that Nomai had not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately USD $17,100) until Nomai invested FF 48 million (approximately USD $8.2 million) and hired 100 people in Albi, France. On February 16, 2001, the trustee filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately USD $17,100) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately USD $8,550) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai filed a notice of appeal of the Toulouse Court of Appeals ruling to the French Cour de Cassation on June 10, 2002; this further appeal has not been decided, but the disputes between the trustee for RPS and the Company have been settled, as described below. On October 11, 2002, the Commercial Court of Albi issued a ruling in connection with the prior complaint by the bankruptcy trustee for RPS, finding that Iomega Corporation, Iomega International and AMM were liable in connection with Nomai’s failure to make investments in Albi. The Commercial Court of Albi assessed damages of 8.5 million euros (approximately USD $9.6 million) in favor of the trustee for RPS and Iomega filed an appeal to the Toulouse Court of Appeals. Subsequently, in December 2002, the parties executed a settlement agreement, calling for Nomai to transfer rights to a vacant manufacturing building in Albi and requiring a payment of an aggregate of 1.0 million euros (approximately USD $1.1 million), to be divided among 99 former employees of RPS, subject to their signing releases in favor of the Company in exchange for receiving a portion of the settlement funds. On January 24, 2003, the Commercial Court of Albi issued its approval of the settlement. Under the settlement, the bankruptcy trustee for RPS agreed to release all claims of RPS and to seek to obtain executed releases from the former employees of that company. The settlement terminated the trustee’s right to attempt to enforce the 8.5 million euro (approximately USD $9.6 million) judgment from October 11, 2002 and all daily penalties that had accrued. Presently, 5 of those former employees are not cooperating with the settlement and have filed new claims against the Company, Iomega International and Nomai, among other parties. The amounts claimed by the remaining litigants are not material, totaling approximately 190,000 euros (approximately $214,000 USD). The Company intends to vigorously defend against the remaining claims involving the former employees.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation, before the Commercial Court of Albi, claiming that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $22.1 million). This case was subsequently consolidated with the RPS case discussed above. On October 11, 2002, the Commercial Court of Albi issued a ruling that Iomega International and Iomega Corporation were liable to AMM in the amount of 1.9 million euros (approximately USD $2.1 million). This amount was in addition to the 8.5 million euro (approximately USD $9.6 million) amount discussed in the foregoing paragraph and Iomega filed an appeal to the Toulouse Court of Appeals. During June 2003, the parties entered into a definitive settlement agreement to resolve the litigation, including the 1.9 million euro (approximately USD $2.1 million) judgment, with the Company agreeing to pay an amount of 450,000 euros (approximately USD $506,000) to resolve the dispute. This settlement is subject to approval by French courts and possible appeals.

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

Management Incentive Plan

In January 2003, the Board of Directors adopted the Management Incentive Plan (the “Plan”) for executives and key employees. Under the Plan, the total pool for the granting of cash awards and/or restricted stock for the 2003 to 2005 Plan Period was approximately $4.3 million. Under the provisions of the Plan, participants may elect to receive either cash or restricted stock or a combination of the two in 25% increments. Restricted stock is granted based on 75% of the closing price of the Common Stock ten days after the participant receives notice of his award. The cash and the restricted stock for the 2003 to 2005 Plan Period will vest in 50% increments on January 1, 2004 and January 1, 2005, respectively.

In the event that a participant’s employment with the Company terminates for any reason other than disability or death prior to the vesting of all or a portion of their award, the participant will forfeit the unvested portion of their award. Immediately upon a change in Control as defined in section 5(b) of the Plan (which was filed on April 1, 2003 as Exhibit A to the Company’s Notice of Annual Meeting of Stockholders) any unvested portion of each participant’s award will vest in full.

On May 20, 2003, the Company’s stockholders approved the restricted stock provisions of the Plan and the reservation of 1,000,000 shares of Common Stock for the restricted stock grants. No restricted stock could be granted until stockholder approval was received.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Manufacturing Relationships

The Company relies on independent third parties to manufacture, on a contract basis, the Company’s products or components. Not all of the Company’s manufacturing relationships are covered by binding contracts and certain of the relationships are subject to unilateral termination by the Company’s manufacturing partner. The Company is evaluating the consolidation of Zip disk manufacturing with the goal to reduce costs. In the event the Company implements any such consolidation, the Company would likely be required to record charges for discontinuing certain manufacturing relationships.

(6) Other Matters

Other Intangible Assets

At June 29, 2003, the Company had $5.6 million in net intangible assets, all of which are subject to amortization. During the quarter ended June 29, 2003, amortization expense was $0.5 million. Amortization expense for the six months ended June 29, 2003 was $1.2 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $1 million for the remainder of 2003, $2 million in 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of June 29, 2003, the weighted-average useful life of the Company’s intangible assets is approximately 2 3/4 years.

                                                          June 29,           December 31,
                                                            2003                 2002
                                                          --------           ------------
                                                                 (In thousands)
Intangible Assets:
   Gross value (1)                                        $ 11,791             $ 12,955
   Accumulated amortization                                 (6,225)              (6,200)
                                                          --------             --------
      Net intangible assets                               $  5,566             $  6,755
                                                          ========             ========
(1)	The change in the gross value of intangible assets between December 31, 2002 and June 29, 2003 resulted from $1.2 million of intellectual property that was fully amortized and removed from the books during the first quarter of 2003.

Significant Customers

During the quarter ended June 29, 2003, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively. Ingram Micro, Inc. accounted for 16% of consolidated sales for the quarter ended June 30, 2002. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the six months ended June 29, 2003, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively. Ingram Micro, Inc. accounted for 17% of consolidated sales for the six months ended June 30, 2002. No other single customer accounted for more than 10% of consolidated sales for these periods.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Forward Exchange Contracts

All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. At June 29, 2003, outstanding forward exchange buy/(sell) contracts, which all mature in August 2003, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                                       Contracted           Month - End
                                                                         Forward              Forward
                                                  Amount                  Rate                  Rate
                                               -----------             ----------           -----------

      British Pound                              (600,000)               0.6080                0.6080
      European Currency Unit                   (7,300,000)               0.8752                0.8752
      Singapore Dollar                            900,000                1.7557                1.7557
      Swiss Franc                                 400,000                1.3507                1.3507

Legal Settlements

On January 22, 2003, the Company signed a settlement agreement resolving a dispute with an insurance carrier over coverage related to a lawsuit which was settled in 2002. The settlement payment from the insurance carrier was for $7.5 million and was received by the Company on January 28, 2003. The payment included approximately $1 million that was previously recorded as a receivable and resulted in a $6.5 million gain in the Company’s results for the first quarter of 2003. During the first quarter of 2003, the Company also recorded a $0.5 million litigation expense. Both the $6.5 million gain and the $0.5 million expense were reflected in selling, general and administrative expense in the Company’s condensed consolidated statement of operations

(7) Subsequent Events

Anticipated Restructuring Actions

On July 17, 2003, the Company announced plans to restructure its operations. The restructuring charges, which are anticipated to be recorded during the second half of 2003, are expected to range between $20 million to $25 million, with the majority being recorded in the third quarter. These charges are expected to reflect expenses associated with a reduction in the Company’s worldwide workforce of approximately 200 employees; reimbursement of restructuring expenses incurred by strategic suppliers; lease expenses associated with unutilized facilities; termination of contractual obligations; asset write-downs and other miscellaneous charges. Substantially all of these charges are expected to be cash charges.

One-Time Cash Dividend

On July 17, 2003, the Company announced that its Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, to be paid on October 1, 2003. Based on the number of common shares outstanding as of August 1, 2003, the total amount of the dividend will be approximately $257 million.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As required by the Company’s 1997 Stock Incentive Plan, an adjustment to reflect the dividend will be made to the approximately 1.9 million stock options outstanding under this plan. The outstanding options will be adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of the ex-dividend date (October 2, 2003). The Company estimates that the impact of this action will be an additional charge in the fourth quarter of less than $0.5 million for the impact of modifying vested options and an additional $2.5 million that will be amortized to the income statement over the remaining vesting period of the outstanding options. After this modification, all of the Company’s stock options under the 1997 Stock Incentive Plan will be accounted for under the fair value method of SFAS 123.

The Board of Directors also intends to recommend to the Company’s stockholders that they vote, at the 2004 Annual Meeting of Stockholders, to approve amendments to the Company’s 1995 Director Stock Option Plan, 1987 Stock Option Plan and 1987 Director Option Plan permitting a similar adjustment to be made to options outstanding under those plans. Unless such stockholder approval is obtained, no adjustment will be made to the options outstanding under those three plans. However, since the value of the options was decreased as a result of the declared dividend, this was determined to be a “deemed” modification of the stock options. Since these options have been considered modified, they will be accounted for under the fair value method of FAS 123. Until stockholder approval is obtained for further modification, the Company estimates that the impact of this action will be an additional $0.1 million that will be amortized to the income statement over the remaining vesting period of the outstanding options.

After October 2, 2003, all of the Company’s outstanding stock options will be accounted for under the fair value method of SFAS 123.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS:

Overview

The Company designs and markets storage systems that help people protect, secure, capture and share their valuable digital information. The Company’s products are organized into two broad business categories: 1) Mobile and Desktop Storage Products and 2) Network Storage Systems. Mobile and Desktop Storage Products include Zip drives and disks, optical drives including CD-RW and DVD rewritable drives as well as portable and desktop hard disk drives (“HDD”), Iomega Mini USB drives and various software titles. Network Storage Systems consists of a wide selection of network attached storage (“NAS”) servers with capacities of 160GB to 1.4TB that supplement the storage capacity of company networks in small and medium-size businesses and enterprise workgroups.

During the second quarter of 2003, the Company reported net income of $4.4 million on sales of $100.8 million, compared to net income in the second quarter of 2002 of $11.5 million on sales of $145.2 million. Net income for the second quarter of 2003 was favorably impacted by the recording of $4.6 million of research tax credits. Second quarter 2002 net income included a $2.6 million release of pre-tax marketing accruals, a pre-tax $2.2 million reversal of restructuring charges, a $1.5 million unfavorable legal settlement and a $0.7 million decrease in the Company’s valuation allowance for net deferred tax assets.

For the six months ended June 29, 2003, the Company reported net income of $9.7 million on sales of $207.0 million, compared to net income for the six months ended June 30, 2002 of $42.7 million on sales of $324.1 million. Net income for the six months ended June 29, 2003 was favorably impacted by $6.0 million of pre-tax net legal settlements and the recording of $4.6 million of research tax credits. Net income for the first six months of 2002 included $4.9 million of pre-tax net unfavorable legal settlements, a $4.4 million release of pre-tax marketing accruals, a pre-tax $2.2 million reversal of restructuring charges and a $16.5 million decrease in the Company’s valuation allowance for net deferred tax assets.

For the second quarter of 2003, the Company had an operating loss of $1.4 million, compared to an operating profit of $16.4 million in the second quarter of 2002. Operating income for the second quarter of 2002 included a $2.6 million release of pre-tax marketing accruals, a pre-tax $2.2 million reversal of restructuring charges and a $1.5 million unfavorable legal settlement. For the first six months of 2003, the Company had an operating profit of $5.9 million, compared to an operating profit of $42.8 million for the first six months of 2002. Operating income for the six months ended June 29, 2003 included $6.0 million of favorable pre-tax net legal settlements while operating income for the six months ended June 30, 2002 included $4.9 million of pre-tax net unfavorable legal settlements, a $4.4 million release of pre-tax marketing accruals and a pre-tax $2.2 million reversal of restructuring charges.

The lower sales in the second quarter and the first six months of 2003 resulted primarily from the continued decline of Zip disk and drive sales. Optical product sales also declined in both the second quarter and the first six months of 2003 as declining CD-RW sales were only partially offset by sales of DVD rewritable drives which the Company began shipping late in the first quarter of 2003. The declines in Zip and Optical product sales were slightly offset by increased Other Mobile and Desktop sales and from higher NAS sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 2003, the Company expanded its NAS product offerings and now has products for all three major NAS market segments. The Company is also continuing to focus its research and development resources on two new magnetic storage technologies, Digital Capture Technology (“DCT”) and Removable Rigid Disk (“RRD”). During the second quarter of 2003, the Company delivered working prototypes of both DCT and RRD to original equipment manufactures (“OEMs”) in both the U.S. and Asia and the Company continues to work on developing OEM and other channel partnerships with the goal to enable widespread adoption of these new technologies in 2004. The Company does not expect any sales from these new technologies until the second quarter of 2004, assuming successful completion of development, product launches and eventual market acceptance.

As a result of the operating loss in the second quarter of 2003, the expected continued decline of Zip sales and the need to continue in the development of DCT and RRD, the Company announced plans to restructure its operations. The restructuring charges, which are anticipated to be recorded during the second half of 2003, are expected to range between $20 million and $25 million, with the majority being recorded in the third quarter. These charges are expected to reflect expenses associated with a reduction in the Company’s worldwide workforce of approximately 200 employees; reimbursement of restructuring expenses incurred by strategic suppliers; lease expenses associated with unutilized facilities; termination of contractual obligations; asset write-downs and other miscellaneous charges. Substantially all of these charges are expected to be cash charges. The Company anticipates these actions will result in annual cost and expense reductions of approximately $35 million to $40 million as compared to first half 2003 run rates, when fully implemented in the first quarter of 2004.

The Company currently has cash, cash equivalents and temporary investments that are in excess of what is needed to for current operations. The Board of Directors has looked at multiple opportunities, inside and outside the storage industry, domestically and internationally, to improve the stockholders’ return on the Company’s excess cash. After considering various opportunities in the context of the Board’s key goals of attractive returns and safety, combined with the recently reduced tax rate on dividends, the Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, to be paid on October 1, 2003. Based on the number of common shares outstanding as of August 1, 2003, the total amount of the dividend will be approximately $257 million.

The Company believes that it is very unlikely that in the third quarter of 2003 it will achieve an operating profit before restructuring charges as the expected lower operating expenses from the restructuring will not be fully implemented until the first quarter of 2004. Zip product sales are expected to continue to decline as the product completes its lifecycle. Thus, gross margins are expected to decline as high margin Zip product sales are displaced with lower margin sales from Sourced Branded products such as optical products, external hard drives, Mini USB drives and external floppy disk drives. With the restructuring, the Company is continuing to focus on cost reduction as it continues to invest in its new technologies, DCT and RRD.

Application of Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made that are highly uncertain at the time the estimate is made and are susceptible to material changes from period to period include revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts and inventory valuation reserves. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly called CD-RW), Jaz, PocketZip, Other Mobile and Desktop Storage Products, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Company’s Optical segment involves the distribution and sale of CD-RW drives and DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003) to retailers, distributors and resellers throughout the world. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD rewritable drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The Other Mobile and Desktop Storage Products category (formerly included in “Other”) includes: Peerless drive systems; sourced branded products such as HDD, which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002 and external floppy disk drives, which began shipping in the first quarter of 2003; Iomega software products such Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products category also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

The Network Storage Systems segment (formerly included in “Other”) consists of the distribution and sale of network attached storage (“NAS”) servers targeted toward small and medium-size businesses and enterprise workgroups.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device (referred to as DCT) that is expected to have a capacity of about 1.5GB and a removable hard disk storage system (referred to as RRD) that is expected to have a capacity of approximately 35GB. There have been no sales associated with New Technologies and no sales are expected before 2004.

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

Reportable Operating Segment Information:

                                                      For the Quarter Ended            For the Six Months Ended
                                                     -----------------------          --------------------------
                                                     June 29,       June 30,           June 29,         June 30,
                                                       2003           2002               2003             2002
                                                     ---------     ---------          ---------        ---------
                                                                          (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip                                               $  66,444     $ 114,281          $ 139,753        $ 257,347
   Optical                                              18,852        20,277             34,198           42,874
   Jaz                                                   1,023         3,239              2,907            9,112
   PocketZip                                                13          (107)               120              (88)
   Other Mobile and Desktop Storage
      Products                                          11,389         7,014             24,645           14,249
                                                     ---------     ---------          ---------        ---------
      Total Mobile and Desktop Storage
         Products                                       97,721       144,704            201,623          323,494
Network Storage Systems                                  3,081           504              5,361              611
                                                     ---------     ---------          ---------        ---------
      Total sales                                    $ 100,802     $ 145,208          $ 206,984        $ 324,105
                                                     =========     =========          =========        =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip                                               $  26,558     $  40,484          $  55,914        $  97,796
   Optical                                               1,464        (1,106)             1,699           (1,037)
   Jaz                                                      67         1,007              1,330            2,951
   PocketZip                                               (38)         (415)               153              322
   Other Mobile and Desktop Storage
      Products                                             695        (1,678)               582           (5,905)
                                                     ---------     ---------          ---------        ---------
      Total Mobile and Desktop Storage
         Products                                       28,746        38,292             59,678           94,127
Network Storage Systems                                 (4,173)         (916)            (8,217)          (1,589)
New Technologies                                        (6,081)       (1,876)           (10,939)          (2,997)
                                                     ---------     ---------          ---------        ---------
      Total PPM                                         18,492        35,500             40,522           89,541

Common Expenses:
   General corporate expenses                          (19,862)      (21,277)           (34,728)         (48,936)
   Restructuring reversals                                   -         2,181                 78            2,181
   Interest and other income, net                        1,161         1,365              3,049            1,581
                                                     ---------     ---------          ---------        ---------
      Income (loss) before income taxes              $    (209)    $  17,769          $   8,921        $  44,367
                                                     =========     =========          =========        =========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                      For the Quarter Ended            For the Six Months Ended
                                                     -----------------------          --------------------------
                                                      June 29,      June 30,           June 29,         June 30,
                                                        2003          2002               2003             2002
                                                     ---------     ---------          ---------        ---------
                                                             (In thousands, except Network Storage Systems)
Drive units:
Mobile and Desktop Storage Products:
   Zip                                                     621           969              1,221            2,085
   Optical                                                 173           179                332              333
   Jaz                                                       -             -                  -                2
   PocketZip                                                 -             -                  -               12
   Other Mobile and Desktop Storage
      Products                                              97            26                203               42
Network Storage Systems                                  1,618           693              2,891              772

Disk units:
Mobile and Desktop Storage Products:
   Zip                                                   3,351         6,262              8,027           15,361
   Jaz                                                      14            54                 38              126
   PocketZip                                                 -            19                  2               27
   Other Mobile and Desktop Storage
      Products                                               2            21                 10               43

Seasonality

The Company’s source branded business, which includes optical products, external hard drives, Mini USB drives and external floppy disk drives, is typically strongest during the fourth quarter, while the Company’s European sales are typically weakest during the third quarter due to summer holidays. There can be no assurance that this historic pattern will continue and moreover this pattern could be affected by the weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Results of Operations

The Company reported net income of $4.4 million, or $0.09 per diluted share, for the quarter ended June 29, 2003. Net income for the second quarter of 2003 was favorably impacted by the recording of $4.6 million of research tax credits following the completion of a research tax credit study and an IRS audit. In comparison, second quarter 2002 net income was $11.5 million, or $0.22 per diluted share, which included a $2.6 million release of pre-tax marketing accruals, a $2.2 million reversal of pre-tax restructuring charges, $1.5 million of pre-tax unfavorable legal settlements and a $0.7 million decrease in the Company’s valuation allowance for net deferred tax assets.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended June 29, 2003, the Company reported net income of $9.7 million, or $0.19 per diluted share. Net income for the six months ended June 29, 2003 was favorably impacted by $6.0 million of pre-tax net legal settlements and the recording of a $4.6 million tax benefit related to research tax credits following the completion of a research tax credit study and an IRS audit. This compares to net income for the six months ended June 30, 2002 of $42.7 million, or $0.83 per diluted share. Net income for this period included $4.9 million of pre-tax net unfavorable legal settlements, a $4.4 million release of pre-tax marketing accruals, a $2.2 million reversal of pre-tax restructuring charges and a $16.5 million decrease in the Company’s valuation allowance for net deferred tax assets.

Sales

Sales for the quarter ended June 29, 2003 of $100.8 million decreased $44.4 million, or 31%, when compared to sales of $145.2 million for the quarter ended June 30, 2002. This decrease was primarily a result of lower Zip drive and disk sales.

Zip product sales for the second quarter of 2003 totaled $66.4 million, representing a decrease of $47.9 million, or 42%, compared to sales of $114.3 million for the second quarter of 2002. Sales of Zip products represented 66% of total sales for the second quarter of 2003, compared to 79% for the second quarter of 2002. Zip drive sales of $44.2 million for the second quarter of 2003 decreased by $22.3 million, or 34%, while Zip drive units decreased by 36% from the second quarter of 2002. Zip drive units decreased more than Zip drive sales primarily due to a change in product mix trending away from lower priced Zip 100MB drives towards higher priced Zip 250MB and Zip 750MB drives, lower promotional and pricing activity during the second quarter of 2003 partially offset by Zip 100MB and Zip 250MB price decreases that occurred in the third quarter of 2002 following the introduction of the Zip 750MB. Zip OEM drive units accounted for approximately 56% of total Zip drive units in the second quarter of 2003 compared to approximately 57% in the second quarter of 2002. Zip disk sales of $22.2 million for the second quarter of 2003 decreased by $25.4 million, or 53%, while Zip disk units decreased by 46% from the second quarter of 2002. Zip disk sales decreased more than Zip disk units primarily due to Zip 100MB and Zip 250MB price decreases that occurred in the third quarter of 2002 following the introduction of the Zip 750MB, partially offset by a change in product mix trending away from lower priced Zip 100MB disks towards higher priced Zip 250MB and Zip 750MB disks. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the second quarter of 2002, the decrease in Zip product sales resulted primarily from lower unit volumes (net of product mix) of approximately $42 million and lower prices of approximately $6 million.

Optical product sales for the second quarter of 2003 totaled $18.9 million, representing a decrease of $1.4 million, or 7%, compared to sales of $20.3 million for the second quarter of 2002. Sales of Optical products represented 19% of total sales for the second quarter of 2003, compared to 14% for the second quarter of 2002. Optical units decreased 3% compared to the second quarter of 2002. Sales of Optical products decreased faster than units due primarily to product mix and lower prices. The decrease in Optical sales resulted primarily from an expected reduction of CD-RW stock keeping units (“sku’s”) as the Company began the transition to selling DVD-based products and from the continued decline of the market for aftermarket, external CD-RW drives. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the second quarter of 2002, lower prices of approximately $4 million were partially offset by favorable product mix (net of slightly lower unit volumes) of approximately $3 million and accounted for the decrease in Optical sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Jaz product sales for the second quarter of 2003 totaled $1.0 million, representing a decrease of $2.2 million, or 68%, compared to sales of $3.2 million for the second quarter of 2002. Sales of Jaz products represented 1% of total sales for the second quarter of 2003, compared to 2% for the second quarter of 2002. Jaz disk units decreased by 74% when compared to the second quarter of 2002. The lower volumes resulted from the Company’s decision in early 2002 to discontinue the Jaz drive.

PocketZip product sales were less than $0.1 million for both the second quarter of 2003 and 2002. The Company discontinued the PocketZip product line in early 2002.

Other Mobile and Desktop Storage Products sales for the second quarter of 2003 totaled $11.4 million, representing an increase of $4.4 million, or 62%, compared to sales of $7.0 million for the second quarter of 2002. The increase in Other Mobile and Desktop Storage Products sales resulted primarily from Mini USB drive sales of $3.6 million which began shipping late in the fourth quarter of 2002 and a $1.0 million increase in external hard drive product sales. These increases were partially offset by lower sales of CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Network Storage Systems sales (comprised entirely of the sales of NAS products) for the second quarter of 2003 totaled $3.1 million, representing a $2.6 million increase, compared to sales of $0.5 million for the second quarter of 2002. The increase was due to launching late in the first quarter of 2002 the Company’s NAS products and the expansion of the Company’s NAS product offerings during the fourth quarter of 2002. Since the product offering in the second quarter of 2003 is completely different than what was offered during the second quarter of 2002, the increase in NAS product sales resulted primarily from higher unit volumes and changes in product mix.

Geographically, sales in the Americas totaled $62.1 million, or 61% of total sales, in the second quarter of 2003, compared to $97.1 million, or 67% of total sales, in the second quarter of 2002. The decrease in sales dollars in the Americas was due primarily to lower Zip sales and to a lesser extent, lower Optical sales. Sales in Europe totaled $30.1 million, or 30% of total sales, in the second quarter of 2003, compared to $34.1 million, or 23% of total sales, in the second quarter of 2002. The decrease in sales dollars in Europe was due primarily to lower Zip sales, partially offset by Mini USB drive sales and increased external hard drive product sales. Sales in Asia totaled $8.6 million, or 9% of total sales, in the second quarter of 2003, compared to $14.0 million, or 10% of total sales, in the second quarter of 2002. The decrease in sales dollars in Asia was due primarily to lower Zip sales.

Sales for the six months ended June 29, 2003 of $207.0 million decreased $117.1 million, or 36%, when compared to sales of $324.1 million for the six months ended June 30, 2002. This decrease was primarily a result of lower Zip drive and disk sales.

Zip product sales for the six months ended June 29, 2003 totaled $139.7 million, representing a decrease of $117.6 million, or 46%, compared to sales of $257.3 million for the six months ended June 30, 2002. Sales of Zip products represented 68% of total sales for the six months ended June 29, 2003, compared to 79% for the six months ended June 30, 2002. Zip drive sales of $84.4 million for the six months ended June 29, 2003 decreased by $63.6 million, or 43%, while Zip drive units decreased by 41% from the six months ended June 30, 2002. Zip drive sales decreased more than Zip drive units primarily due to Zip 100MB and Zip 250MB price decreases that occurred in the third quarter of 2002 following the introduction of the Zip 750MB, partially offset by a change in product mix trending away from lower priced Zip 100MB drives towards higher priced Zip 250MB and Zip 750MB drives and lower promotional and pricing activity during the second quarter of 2003. Zip OEM drive units accounted for approximately 52% of total Zip drive units in the six months ended June 29, 2003, compared to approximately 54% in the six months ended June 30, 2002. Zip disk sales of $55.4 million for the six months ended June 29, 2003 decreased by $53.6 million, or 49%, while Zip disk units decreased by 48% from the six months ended June 30, 2002. Zip disk sales decreased more than Zip disk units primarily due to Zip 100MB and Zip 250MB price decreases that occurred in the third quarter of 2002 following the introduction of the Zip 750MB, partially offset by a change in product mix trending away from lower priced Zip 100MB disks towards higher priced Zip 250MB and Zip 750MB disks. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the six months ended June 30, 2002, the decrease in Zip product sales resulted primarily from lower unit volumes (net of product mix) of approximately $106 million and lower prices of approximately $12 million.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Optical product sales for the six months ended June 29, 2003 totaled $34.2 million, representing a decrease of $8.7 million, or 20%, compared to sales of $42.9 million for the six months ended June 30, 2002. Sales of Optical products represented 17% of total sales for the six months ended June 29, 2003, compared to 13% for the six months ended June 30, 2002. Optical units for the six months ended June 29, 2003 remained flat compared to the six months ended June 30, 2002. Sales of Optical products decreased while units remained flat due primarily to product mix and lower prices. Decreases in CD-RW units were offset by DVD rewritable units as the Company began selling DVD rewritable drives in the first quarter of 2003. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. When compared to the six months ended June 30, 2002, lower prices of approximately $12 million, taken to meet competitive pressures, were partially offset by favorable product mix of approximately $3 million and accounted for the decrease in Optical sales.

Jaz product sales for the six months ended June 29, 2003 totaled $2.9 million, representing a decrease of $6.2 million, or 68%, compared to sales of $9.1 million for the six months ended June 30, 2002. Sales of Jaz products represented 1% of total sales for the six months ended June 29, 2003, compared to 3% for the six months ended June 30, 2002. Jaz disk units decreased by 70% when compared to the second quarter of 2002. No Jaz drives were sold in either quarter. The lower volumes resulted from the Company’s decision in early 2002 to discontinue the Jaz drive.

PocketZip product sales of $0.1 million for the six months ended June 29, 2003 increased $0.2 million from the six months ended June 30, 2002. The Company discontinued the PocketZip product line in early 2002.

Other Mobile and Desktop Storage Products sales for the six months ended June 29, 2003 totaled $24.6 million, representing an increase of $10.4 million, or 73%, compared to sales of $14.2 million for the six months ended June 30, 2002. The increase in Other Mobile and Desktop Storage Products sales resulted primarily from Mini USB drive sales of $6.3 million which began shipping late in the fourth quarter of 2002 and a $5.0 million increase in external hard drive product sales. These increases were partially offset by lower sales of CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Network Storage Systems sales (comprised entirely of the sales of NAS products) for the six months ended June 29, 2003 totaled $5.4 million, representing a $4.8 million increase, compared to sales of $0.6 million for the six months ended June 30, 2002. The increase was due to launching late in the first quarter of 2002 the Company’s NAS products and the expansion of the Company’s NAS product offerings during the fourth quarter of 2002. Since the product offering for the six months ended June 29, 2003 is completely different than what was offered during the six months ended June 30, 2002, the increase in NAS product sales resulted primarily from higher unit volumes and changes in product mix.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Geographically, sales in the Americas totaled $127.3 million, or 61% of total sales, in the six months ended June 29, 2003, compared to $207.8 million, or 64% of total sales, in the six months ended June 30, 2002. The decrease in sales dollars in the Americas was due primarily to lower Zip sales and to a lesser extent, lower Optical sales. Sales in Europe totaled $61.8 million, or 30% of total sales, in the six months ended June 29, 2003, compared to $90.0 million, or 28% of total sales, in the six months ended June 30, 2002. The decrease in sales dollars in Europe was due primarily to lower Zip sales, partially offset by Mini USB drive sales and increased external hard drive product sales. Sales in Asia totaled $17.8 million, or 9% of total sales, in the six months ended June 29, 2003, compared to $26.3 million, or 8% of total sales, in the six months ended June 30, 2002. The decrease in sales dollars in Asia was due primarily to lower Zip sales.

Gross Margin

The Company’s overall gross margin of $34.4 million, or 34.1%, in the second quarter of 2003 compares to $54.9 million, or 37.8%, in the second quarter of 2002. Total gross margins in the second quarter of 2003 decreased $20.5 million, or 37% from the second quarter of 2002, primarily from lower Zip volumes. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products. The Zip gross margin percentage was 45.9% in the second quarter of 2003 compared to 45.0% in the second quarter of 2002. This increase resulted primarily from lower promotions and pricing actions, partially offset by higher per unit costs due to declining volumes.

The Company’s overall gross margin of $71.5 million, or 34.5%, in the six months ended June 29, 2003, compares to $127.5 million, or 39.3%, in the six months ended June 30, 2002. Total gross margins in the six months ended June 29, 2003 decreased $56.0 million, or 44% from the six months ended June 30, 2002, primarily from lower Zip volumes. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products. The Zip gross margin percentage was 46.2% in the six months ended June 29, 2003, compared to 47.0% in the six months ended June 30, 2002. This decrease resulted primarily higher per unit costs due to the declining volumes, partially offset by lower promotions and pricing actions.

Management expects that the gross margin percentages reported for the second quarter and first six months of 2003 will decline in future periods as the product mix continues to shift from Zip products to NAS servers and other sourced branded products such as CD-RW, DVD rewritable, HDD, Mini USB drives and external floppy disk drives, which have materially lower gross margins.

Future gross margin percentages will depend on a number of factors including: the future volume of Zip products sold; pricing actions or promotions; the mix between Zip products compared to NAS and sourced branded products such as CD-RW, DVD rewritable, HDD, Mini USB drives and external floppy disk drives; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB, Zip 250MB and Zip 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW and DVD products); significant price competition given that CD-R, CD-RW and DVD discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM

Zip PPM for the second quarter of 2003 was $26.6 million and decreased by $13.9 million, or 34%, compared to Zip PPM of $40.5 million for the second quarter of 2002. The decrease in Zip PPM resulted primarily from lower volumes, partially offset by lower operating expenses resulting from a reduction of resources such as sales and marketing and a redeployment of resources such as research and development. Zip PPM as a percentage of Zip sales increased to 40% for the second quarter of 2003 from 35% for the second quarter of 2002 reflecting the lower operating expenses. The Company redirected research and development resources away from Zip and toward the development of the new technologies, DCT and RRD.

Optical PPM for the second quarter of 2003 was $1.5 million and increased by $2.6 million, or 232%, compared to a product loss of $1.1 million for the second quarter of 2002. Optical PPM as a percentage of Optical sales increased to 8% in the second quarter of 2003 from a loss of 6% in the second quarter of 2002. The Optical PPM improvement in the second quarter resulted primarily from lower product costs and lower operating expenses.

Jaz PPM for the second quarter of 2003 was $0.1 million and decreased by $0.9 million, or 93%, compared to Jaz PPM of $1.0 million for the second quarter of 2002. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision in early 2002 to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales decreased to 7% for the second quarter of 2003, compared to 31% for the second quarter of 2002, primarily due to lower volumes and a $0.2 million write-off of excess Jaz disk inventory.

PocketZip was near break-even, improving $0.4 million, or 91%, in the second quarter of 2003, compared to a PocketZip product loss of $0.4 million in the second quarter of 2002, reflecting the Company’s decision in early 2002 to discontinue PocketZip.

Other Mobile and Desktop Storage Products PPM for the second quarter was $0.7 million in the second quarter of 2003 which represented a $2.4 million, or 141% improvement, compared to a product loss of $1.7 million in the second quarter of 2002. The $2.4 million PPM improvement resulted primarily from a $2.7 million PPM improvement from external hard drives resulting primarily from a $1.5 million write-off of excess and obsolete Peerless inventory in the second quarter of 2002 and from PPM of $0.5 million from Mini USB drives which began shipping late in the fourth quarter of 2002, partially offset by $0.8 million of product losses from other miscellaneous products.

Network Storage Systems had a product loss of $4.2 million in the second quarter of 2003 which represented an increased loss of $3.3 million, or 356% compared to a product loss of $0.9 million in the second quarter of 2002. The increased product loss resulted primarily from higher research and development and sales and marketing spending designed to broaden the Company’s NAS product offering beginning in the second quarter of 2003 and from under-absorbed operational overhead due to lower than planned volumes in the second quarter of 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Technologies product loss of $6.1 million increased by $4.2 million, or 224%, in the second quarter of 2003 compared to a product loss of $1.9 million in the second quarter of 2002. The higher losses resulted from increased spending (primarily research and development) on the two new technologies under development, DCT and RRD. The Company does not anticipate any sales from these products until 2004. With respect to both DCT and RRD, the Company’s two most prominent development projects, for the remainder of 2003 the Company anticipates spending approximately $10 million classified as research and development and $2 million to $5 million of other expenses (manufacturing expenses and sales and marketing). The Company also anticipates spending approximately $8 million to $9 million in supplier tooling and manufacturing equipment for DCT and RRD for the remainder of 2003. The Company anticipates that it will incur significant research and development expenses in 2004 at approximately the same quarterly rate as the second half of 2003.

General corporate expenses that were not allocated to PPM of $19.9 million in the second quarter of 2003, decreased $1.4 million, or 7%, compared to $21.3 million for the second quarter of 2002. The $1.4 million decrease resulted primarily from lower bonus and profit sharing costs of $1.7 million and other various cost decreases of $1.1 million, partially offset by higher marketing and advertising expenditures of $1.4 million due primarily to marketing accrual releases during the second quarter of 2002 (see selling, general and administrative expenses discussion below for more information).

Zip PPM for the six months ended June 29, 2003 was $55.9 million and decreased by $41.9 million, or 43%, compared to Zip PPM of $97.8 million for the six months ended June 30, 2002. The decrease in Zip PPM resulted primarily from lower volumes, partially offset by lower operating expenses resulting from a reduction of resources such as sales and marketing and a redeployment of resources such as research and development. Zip PPM as a percentage of Zip sales increased to 40% for the six months ended June 29, 2003 from 38% for the six months ended June 30, 2002 reflecting the lower operating expenses. The Company redirected research and development resources away from Zip and toward the development of the new technologies, DCT and RRD.

Optical PPM for the six months ended June 29, 2003 was $1.7 million and increased by $2.7 million, or 264%, compared to a product loss of $1.0 million for the six months ended June 30, 2002. Optical PPM as a percentage of Optical sales increased to 5% in the six months ended June 29, 2003 from a loss of 2% in the six months ended June 30, 2002. The Optical PPM improvement in the six months ended June 29, 2003 resulted from lower product costs and lower operating expenses.

Jaz PPM for the six months ended June 29, 2003 was $1.3 million and decreased by $1.6 million, or 55%, compared to Jaz PPM of $2.9 million for the six months ended June 30, 2002. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision in early 2002 to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 46% for the six months ended June 29, 2003, compared to 32% for the six months ended June 30, 2002, primarily due to no lower margin drive sales for the six months ended June 29, 2003.

PocketZip PPM for the six months ended June 29, 2003 was $0.1 million and decreased $0.2 million, or 53%, compared to PocketZip PPM of $0.3 million in for the six months ended June 30, 2002, reflecting the Company’s decision in early 2002 to discontinue PocketZip. For the six months ended June 29, 2003, PocketZip PPM of $0.1 million was the same as PocketZip sales of $0.1 million primarily due to warranty accrual releases in the first quarter of 2003. In the six months ended June 30, 2002, PocketZip PPM of $0.3 million was higher than PocketZip sales by almost $0.4 million primarily from the favorable settlement in the first quarter of 2002 of certain supplier claims.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Mobile and Desktop Storage Products PPM for the six months ended June 29, 2003 was $0.6 million and improved $6.5 million compared to a product loss of $5.9 million in the six months ended June 30, 2002. The $6.5 million PPM improvement resulted primarily from a $6.4 million improvement from external hard drives resulting primarily from a $3.8 million write-off of excess and obsolete Peerless inventory in the six months ended June 30, 2002 and PPM of $0.9 million from Mini USB drives, which began shipping late in the fourth quarter of 2002, partially offset by $0.8 million of product losses from other miscellaneous products.

Network Storage Systems had a product loss of $8.2 million for the six months ended June 29, 2003, an increase of $6.6 million or 417%, compared to a product loss of $1.6 million for the six months ended June 30, 2002. The increased product loss resulted primarily from higher research and development and sales and marketing spending designed to broaden the Company’s NAS product offering beginning in the second quarter of 2003 and from under-absorbed operational overhead due to lower than planned volumes in the first six months of 2003.

New Technologies product loss of $10.9 million increased by $7.9 million, or 265%, in the six months ended June 29, 2003 compared to a product loss of $3.0 million in the six months ended June 30, 2002. The higher losses resulted from increased spending (primarily research and development) on the two new technologies under development, DCT and RRD. The Company does not anticipate any sales from these products until 2004.

General corporate expenses that were not allocated to PPM of $34.7 million in the six months ended June 29, 2003, decreased $14.2 million, or 29%, compared to $48.9 million for the six months ended June 30, 2002. The $14.2 million decrease resulted primarily from favorable net legal settlements of $10.9 million (a net settlement of $6.0 million during the first quarter of 2003, compared to a net unfavorable legal settlement expense of $4.9 million during the first six months of 2002), lower bonus and profit sharing costs of $3.7 million and $1.3 million from other cost reductions, partially offset by $1.7 million in higher marketing and advertising expenditures due primarily to marketing accrual releases during the six months ended June 30, 2002 (see selling, general and administrative expenses discussion below for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $27.8 million for the second quarter of 2003 decreased by $5.3 million, or 16%, compared to $33.1 million for the second quarter of 2002. The $5.3 million decrease was comprised of a $3.3 million decrease in marketing expenses (see below for more detail), lower bonus and profit sharing costs of $1.6 million and a $0.4 million net decrease in various other costs.

Selling, general and administrative expenses of $51.2 million for the six months ended June 29, 2003 decreased by $20.1 million, or 28%, compared to $71.3 million for the six months ended June 30, 2002. The $20.1 million decrease was comprised of favorable net legal settlements of $10.9 million (a net favorable settlement of $6.0 million during the first quarter of 2003, compared to a net unfavorable legal settlement expense of $4.9 million during the first six months of 2002), $6.0 million decrease in marketing expenses (see below for more detail), a $2.8 million decrease in bonus and profit sharing costs and $0.4 million decrease in various other costs.

As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of marketing programs increased significantly. The volume of marketing programs decreased during 2002. During 2002, the Company evaluated the marketing programs and the related processes, accruals and deductions. Based on these efforts which occurred throughout 2002, the Company revised its estimates of required marketing program accruals during the first and second quarters of 2002 and released approximately $2.6 million in marketing program accruals in the second quarter of 2002 that related primarily to changes in estimates associated with prior period programs (included in the $3.3 million second quarter 2003 decrease in expenditures mentioned above). Also as part of these efforts, the Company released approximately $4.4 million in marketing program accruals in the first six months of 2002 that related primarily to changes in estimates associated with prior period programs (included in the $6.0 million decrease in the first six months of 2003 of marketing expenditures mentioned above).

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased as a percentage of sales to 28% for the second quarter of 2003, from 23% in the second quarter of 2002, as sales declined at a faster rate than overall selling, general and administrative costs. Selling, general and administrative expenses increased as a percentage of sales to 25% for the six months ended June 29, 2003, from 22% in the six months ended June 30, 2002, as sales declined at a faster rate than overall selling, general and administrative costs. For the six months ended June 29, 2003, the favorable net legal settlements of $6.0 million equated to almost 3% as a percentage of sales. For the six months ended June 30, 2002, the unfavorable net legal settlements of $4.9 million equated to almost 2% as a percentage of sales.

Selling, general and administrative expenses in dollars are expected to decline for the remainder of 2003 reflecting the effects of the Company’s third quarter 2003 restructuring actions.

Bad Debt

For the second quarter of 2003, a bad debt expense of $0.3 million was recorded, reflecting a $1.5 million, or 123%, increase compared to a bad debt credit of $1.2 million for the second quarter of 2002. The $1.5 million increase in bad debt expense resulted primarily from a larger improvement in collections during the second quarter of 2002 and from the establishment in the second quarter of 2003 of specific $0.3 million reserves for collection issues with Latin American customers.

For the six months ended June 29, 2003, a bad debt credit of $1.7 million was recorded, reflecting a $0.2 million, or 12%, decrease compared to a bad debt credit of $1.9 million for the six months ended June 30, 2002. The $0.2 million decrease in bad debt credit resulted primarily from a larger improvement in collections during the six months ended June 30, 2002 than during the six months ended June 29, 2003 and from the establishment in the second quarter of 2003 of specific $0.3 million reserves for collection issues with Latin American customers. At June 29, 2003, the Company had $0.6 million in trade receivables in excess of 180 days past due compared to $1.8 million at December 31, 2002.

Research and Development Expenses

Research and development expenses of $7.6 million for the second quarter of 2003 were $1.3 million, or 14%, lower than research and development expenses of $8.9 million during the second quarter of 2002. Lower research and development expenses on Zip were partially offset by increased research and development expenses on DCT and RRD. Research and development expenses increased as a percentage of sales to 8% in the second quarter of 2003, compared to 6% in the second quarter of 2002 due primarily to lower sales in 2003.

Research and development expenses of $16.2 million for the six months ended June 29, 2003 were $1.3 million, or 8%, lower than research and development expenses of $17.5 million during the six months ended June 30, 2002. Lower research and development expenses on Zip were partially offset by increased research and development expenses on DCT and RRD. Research and development expenses increased as a percentage of sales to 8% in the six months ended June 29, 2003, compared to 5% in the six months ended June 30, 2002 due primarily to lower sales in 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

With respect to both DCT and RRD, the Company’s two most prominent development projects, for the remainder of 2003 the Company anticipates spending approximately $10 million classified as research and development and $2 million to $5 million of other expenses (manufacturing expenses and sales and marketing). The Company also anticipates spending approximately $8 million to $9 million in supplier tooling and manufacturing equipment for DCT and RRD throughout the remainder of 2003. The Company currently anticipates that it will incur significant research and development expenses in 2004 at approximately the same quarterly rate as the second half of 2003.

Restructuring Charges/Reversals

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. For more information on the third quarter 2001 restructuring actions, see Note 4 of the notes to the condensed consolidated financial statements. Remaining restructuring reserves in the amount of $3.1 million and $0.4 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 29, 2003. Utilization of the third quarter 2001 restructuring reserves during the three months ended June 29, 2003 are summarized below:

Third Quarter 2001                           Balance            Utilized             Balance
                                                          --------------------
Restructuring Actions                        03/30/03      Cash       Non-Cash       06/29/03
---------------------                        --------     ------      --------       --------
                                                              (In thousands)
North America Reorganization:
   Lease cancellations (a)                   $ 2,883      $ (238)      $   -         $ 2,645
   Leasehold improvements and
      furniture (b)                              398           -         (33)            365
                                             -------      ------       -----         -------
                                               3,281        (238)        (33)          3,010
                                             -------      ------       -----         -------

Europe Reorganization:
   Lease cancellations (a)                       661        (193)          -             468
                                             -------      ------       -----         -------
                                             $ 3,942      $ (431)      $ (33)        $ 3,478
                                             =======      ======       =====         =======

Balance Sheet Breakout:
   Other current liabilities (a)             $ 3,544      $ (431)      $   -         $ 3,113
   Fixed asset reserves (b)                      398           -         (33)            365
                                             -------      ------       -----         -------
                                             $ 3,942      $ (431)      $ (33)        $ 3,478
                                             =======      ======       =====         =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the six months ended June 29, 2003 are summarized below:

Third Quarter 2001                           Balance            Utilized                              Balance
                                                          --------------------
Restructuring Actions                        12/31/02      Cash       Non-Cash        Reversal        06/29/03
                                             --------     ------      --------        --------        --------
                                                                      (In thousands)

North America Reorganization:
   Severance and benefits (a)                $    78      $    -       $   -           $ (78)         $     -
   Lease cancellations (a)                     3,194        (549)          -               -            2,645
   Leasehold improvements and
      furniture (b)                              431           -         (66)              -              365
                                             -------      ------       -----           -----          -------
                                               3,703        (549)        (66)            (78)           3,010
                                             -------      ------       -----           -----          -------

Europe Reorganization:
   Lease cancellations (a)                       727        (259)          -               -              468
                                             -------      ------       -----           -----          -------
                                             $ 4,430      $ (808)      $ (66)          $ (78)         $ 3,478
                                             =======      ======       =====           =====          =======

Balance Sheet Breakout:
   Other current liabilities (a)             $ 3,999      $ (808)      $   -           $ (78)         $ 3,113
   Fixed asset reserves (b)                      431           -         (66)              -              365
                                             -------      ------       -----           -----          -------
                                             $ 4,430      $ (808)      $ (66)          $ (78)         $ 3,478
                                             =======      ======       =====           =====          =======

(a)      Amounts represent primarily cash charges.
(b)      Amounts represent primarily non-cash charges.

As of June 29, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized.

Interest and Other Income and Expense

Interest income of $1.6 million in the second quarter of 2003 decreased $0.8 million, or 32%, from $2.4 million in the second quarter of 2002. The decrease in interest income resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances.

Interest and other expense of $0.5 million during the second quarter of 2003 decreased $0.5 million from interest and other expense of $1.0 million in the second quarter of 2002. The $0.5 million decrease resulted primarily from lower other expense (the second quarter of 2002 included $1.0 million for the write-down of a research and development venture investment), higher realized gains on temporary investments and lower interest expense, partially offset by higher foreign currency losses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income of $3.5 million in the six months ended June 29, 2003 decreased $1.2 million, or 26%, from $4.7 million in the six months ended June 30, 2002. The decrease in interest income resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances.

Interest and other expense of $0.5 million during the six months ended June 29, 2003 decreased $2.6 million from interest and other expense of $3.1 million in the six months ended June 30, 2002. The $2.6 million decrease resulted primarily from lower other expense (the six months ended June 30, 2002 included $1.5 million for the write-down of a research and development venture investment), higher realized gains on temporary investments and lower interest expense, partially offset by higher foreign currency losses.

Interest income is expected to decrease as the Company liquidates its temporary investments and pays the one-time cash dividend on October 1, 2003. The resulting lower cash balances in the fourth quarter will significantly reduce the Company’s interest income.

Income Taxes

For the quarter ended June 29, 2003, the Company recorded an income tax benefit of $4.6 million on a pre-tax loss of $0.2 million reflecting $4.6 million of research tax credits that were recorded following the completion of a research tax credit study and an IRS audit. Excluding the $4.6 million in research tax credits, the adjusted effective tax rate for the second quarter of 2003 was 13%. The 13% provision rate resulted from a less than $0.1 million increase in the valuation allowance for deferred foreign tax assets and permanent non-deductible items, which offset the tax benefit on the $0.2 million pre-tax loss. This compares to an income tax provision of $6.3 million on a pre-tax income of $17.8 million reflecting an income tax provision of $7.0 million in the second quarter of 2002, partially offset by a $0.7 million decrease in the valuation allowance for net deferred tax assets for the second quarter of 2002. Excluding the $0.7 million decrease in the valuation allowance, the adjusted effective tax rate for the second quarter of 2002 was 39%.

At June 29, 2003, the Company had $35.0 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards (“NOLs”). Of the total NOL deferred tax assets, $28.2 million related to U.S. federal NOLs and $6.8 million related to state NOLs. Based on the current expectation of the repatriation of foreign earnings needed to partially fund the one-time cash dividend of $5.00 per share, the federal NOL deferred tax asset will be completely utilized and the state NOL deferred tax asset will decrease by approximately $3 million. The federal NOLs reflect a tax benefit of approximately $81 million in future U.S. federal tax deductions. The state NOLs reflect a tax benefit of approximately $171 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be used. The U.S. federal NOLs expire at various dates beginning in 2022 and the state NOLs expire at various dates beginning in 2004.

The Company continues to maintain a full valuation allowance of $13.1 million for deferred tax assets related to foreign NOLs, which reflect the tax benefit of approximately $36 million in future foreign tax deductions. These NOLs expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs were generated. The largest of these foreign NOLs relate to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations are inactive and therefore, the foreign NOL related to Nomai S.A. is not likely to be realized in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net deferred tax liabilities for the Company at June 29, 2003 were $28.0 million. As of June 29, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $108.3 million have been accrued on unremitted foreign earnings of $277.8 million.

For the six months ended June 29, 2003, the Company recorded an income tax benefit of $0.8 million on pre-tax income of $8.9 million reflecting $4.6 million in research tax credits partially offset by an income tax provision of $3.8 million. Excluding the $4.6 million of research tax credits, the adjusted effective tax rate for the six months ended June 29, 2003 was 43%. This compares to an income tax provision of $1.7 million on pre-tax income of $44.4 million in the six months ended June 30, 2002, reflecting an income tax provision of $18.2 million, partially offset by a $16.5 million decrease in the valuation allowance for net deferred tax assets for the six months ended June 30, 2002. Excluding the $16.5 million decrease in the valuation allowance, the adjusted effective tax rate for the six months ended June 30, 2002 was 41%.

Liquidity and Capital Resources

At June 29, 2003, the Company had total cash, cash equivalents and temporary investments of $452.2 million, compared to $453.9 million at December 31, 2002, a decrease of $1.7 million or less than 1%. At June 29, 2003, $0.2 million of the total cash on deposit was restricted in its use, compared to $3.8 million at December 31, 2002 (see below for more details).

On July 17, 2003, the Company announced that its Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, to be paid on October 1, 2003. Based on the number of common shares outstanding as of August 1, 2003, the total amount of the dividend will be approximately $257 million.

The estimated impact of the one-time dividend to the balance sheet will be as follows:

  Cash, cash equivalents and temporary investments will decrease by approximately $257 million from the payment of the dividend. Cash, cash equivalents and temporary investments will also decrease by an additional estimated $10 million to $25 million for the payment of taxes on the repatriated cash depending upon the amount of cash to be repatriated from Europe and usage of the related net operating loss carry-forwards. The total decrease in cash, cash equivalents and temporary investments is therefore estimated between $267 million and $282 million. Based upon the June 29, 2003 balance sheet total cash, cash equivalents and temporary investments amount of approximately $452 million, following payment of the dividend, the Company would have estimated cash, cash equivalents and temporary investments balances of between $170 million and $185 million.
  Current taxes receivable will increase by an estimated $7 million to $10 million for foreign withholding taxes that can be reclaimed against the Company’s federal tax return.
  Deferred tax liabilities will decrease by an estimated $5 million to $20 million depending on the amount of cash repatriated from Europe.
  Stockholders’ equity will decrease by approximately $257 million for the payment of the dividend.

At June 29, 2003, $158.2 million of cash, cash equivalents and temporary investments were on deposit in the U.S., compared to $168.7 million at December 31, 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 29, 2003, the remaining $294.0 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), compared to $285.2 million at December 31, 2002. With the upcoming payment of the one-time cash dividend, the repatriation of any portion of the $294.0 million of foreign cash to the U.S. would be considered taxable in the U.S. for federal and state tax purposes at a rate of approximately 39%. However, the amount of cash ultimately required for U.S. federal and state taxes would be less than the approximate 39% rate due to the Company’s existing operating loss and tax credit carryforwards. The Company has not yet determined what portion of the foreign cash will be repatriated for the payment of the one-time cash dividend. Any taxes paid on the repatriation of cash to the U.S. would not impact the statement of operations as taxes have already been provided on these foreign earnings.

Working capital of $438.0 million at June 29, 2003 increased by $6.3 million, or 1%, compared to $431.7 million at December 31, 2002. Lower accounts payable and lower other current liabilities were mostly offset by lower trade receivables, lower inventories and lower current deferred income taxes.

For the six months ended June 29, 2003, cash provided by operating activities amounted to $7.4 million, a decrease of $47.2 million compared to cash provided by operating activities of $54.6 million for the six months ended June 30, 2002. The lower cash provided from operating activities resulted primarily from lower net income and changes in current assets and as described below, partially offset by changes in current liabilities as described below and the receipt of $7.5 million from a legal settlement in the first quarter of 2003.

Accounts receivable decreased in the six months ended June 29, 2003 primarily from lower sales. Days sales outstanding (“DSO”) in receivables remained flat at 32 days at June 29, 2003, when compared to December 31, 2002 (DSO is calculated by multiplying the June 29, 2003 receivables balance by 90 and dividing that amount by the sales for the quarter ended June 29, 2003). Accounts payable decreased primarily from approximately $20 million in initial purchases of inventory from the Company’s former Penang manufacturing subsidiary (which was sold on November 1, 2002) that were not due as of December 31, 2002 and from lower inventory purchases during the first six months of 2003. Other current liabilities decreased primarily from lower margin on deferred sales and lower marketing accruals. Inventory decreased primarily due to lower levels of Zip inventories and a concentrated program to lower inventory in light of declining sales.

During the six months ended June 29, 2003, the Company did not repurchase any shares of the Company’s Common Stock. For the six months ended June 30, 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. As of June 29, 2003, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

The Company anticipates spending approximately $8 million to $9 million in supplier tooling and manufacturing equipment for DCT and RRD throughout the remainder of 2003. The Company also anticipates incurring an additional $12 million to $15 million in expenses developing DCT and RRD throughout the remainder of 2003. The Company currently anticipates that it will incur significant research and development expenses in 2004 at approximately the same quarterly rate as the second half of 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 17, 2003, the Company announced plans to restructure its operations. The restructuring charges are expected to range between $20 million to $25 million. Substantially all of these charges are expected to be cash charges. The majority of the cash charges are expected to be paid out in the second half of 2003, however, with respect to lease cancellation charges, the Company will most likely pay the lease charges on a monthly basis through the remaining life of the leases.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund the Company’s payment of the one-time cash dividend, anticipated working capital requirements (including the investments in DCT and RRD), funding of restructuring actions, capital expenditures, previously announced stock repurchase program and cash required for other activities during the next twelve months. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the future volume of Zip products sold, the Company’s ability to slow its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the progress of the Company’s product development efforts, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, litigation exposures or other unforeseen liabilities, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s current balance of unrestricted cash, cash equivalents and temporary investments is its source of liquidity. Given the Company’s recent history of sales declines, there is no assurance that, if needed, the Company would be able to obtain financing from external sources or obtain a competitive interest rate.

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

Recent Accounting Pronouncements

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. EITF 00-21 also discusses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on June 30, 2003. The Company believes that the effect of EITF 00-21 on the Company’s results of operations, financial position or liquidity will not be material as the Company currently only has a small number of multiple deliverable revenue arrangements related to the Company’s emerging Network Storage Systems business.

In January of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. FIN 46 would apply to the Company beginning in the third quarter of 2003; however, the Company believes that it does not have an interest in any VIE and thus FIN 46 will not currently impact the Company.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results

Demand for the Company's Products

The Company’s future operating results will depend, in large part, upon the Company’s ability to achieve and maintain a significant market demand and presence for its products and to operate profitably and efficiently. The Company’s ability to accomplish this will depend on a number of factors, including the following:

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
  Ability of the Company to profitably and efficiently manage it supply of products and key components;
  Ability of the Company to maintain profitable relationships with distributors, retailers and other resellers of the Company's products;
  Ability of the Company to avoid disruptions in the supply of the Company’s products from the Company’s suppliers, in the distribution process, in the Company’s relationships with key retailers, distributors or resellers or other factors that could result in product unavailability;
  Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;
  Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and
  Ability of the Company to successfully implement its announced restructuring of operations to maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company’s revenues and profits. However, these sales have declined significantly over the past several years, both in terms of unit volumes and sales dollars. For example, for the first six months of 2003, Zip sales were $139.7 million, a $117.6 million or 46% decrease from the first six months of 2002. The Company’s Zip drive units in the first six months of 2003 decreased 0.9 million units from the first six months of 2002 and Zip disk units decreased 7.3 million units over the same time period.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s sales of its proprietary Zip drives and disks (both in terms of unit volumes and sales dollars) have been declining on a year-over-year basis in recent years. The Company is developing new products (DCT and RRD), has launched a line of NAS products and is attempting to broaden its line of sourced branded products (for example, optical, HDD, Mini USB and external floppy disk drives) in an attempt to create additional revenue streams. In the meantime, the Company’s profitability remains entirely dependent on maximizing, to the extent possible, sales of Zip drives and disks, which generate significantly higher gross and product profit margins than other Company products. If the Company continues to be unable to minimize year-over-year declines in Zip drive and disk sales, the Company’s profitability and/or results of operations will continue to be adversely affected. Factors which could lead to accelerated rates of decline in Zip drive and disk sales include the following:

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
  The loss of one or more OEM, VAR, retailer or distributor customers;
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

As the Company’s Zip drive and disk sales have declined, it has become increasingly difficult for the Company to maintain its presence and shelf space with its key resellers and retailers. During July 2003, one of the Company’s largest retail customers indicated that it intended to discontinue carrying Zip drive products in their retail stores. The Company is negotiating with such retail customer to reverse this decision, but there can be no assurance that these negotiations will be successful. The Company anticipates continued challenges in this area throughout the remainder of 2003. Although the Company attempts to offer competitive sales and marketing programs to induce channel customers to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Notwithstanding the foregoing challenges and risks, the Company’s ability to minimize, to the extent possible, the decline in Zip unit volumes and sales will be critical to the Company’s future profitability. For example, during the first six months of 2003, the PPM for the Zip business was $55.9 million compared to a combined product loss of $15.4 million on all other products. Despite all of the Company’s efforts to promote the Zip business, it has continued to decline and the Company expects that Zip sales will be significantly lower in 2003 compared to 2002. Although the overall decline is expected to continue, the Company has been unable to accurately forecast and predict the actual rate of decline over time. Any significant negative change in the rate of the decline, from quarter to quarter, will have a negative impact on financial results because the Company is generally unable to quickly make a corresponding reduction in operating expenses or other costs. In particular, the Company was unable to affect fixed manufacturing overhead cost reductions during the first six months of 2003 at its Zip product contract manufacturer, Venture Corporation Limited (“Venture”) and, as a result, experienced material product price increases on Zip drives and disks. Consequently, there is no assurance that the Company will be able to maintain its Zip business and profitability.

Optical Products

The majority of the Company’s Optical products are currently CD-RW drives. The Company began shipping DVD rewritable drives in the first quarter of 2003. The Company’s Optical business strategy differs fundamentally from its Zip product strategy. Material differences between the Optical and Zip businesses include the following: a) the Company does not own any significant intellectual property relating to optical drives; b) unlike Zip drives, optical drives use very low-cost, non-proprietary discs available from many sources; c) there is intense competition between different providers of optical drives; and d) the Company obtains significantly lower overall gross margins on sales of optical drives than on Zip drives. The overall Optical business is characterized by low gross margins, continuing end user price reductions, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. In light of these factors, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can consistently achieve these objectives and historically it has failed to do so. Since it entered the optical market in 1999, the Company has reported product losses on its Optical business every year through 2002.

In spite of these challenges, the Company believes it must maintain a presence in the optical market in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers and in order to achieve its goal of creating Destination Storage in the retail and catalog channels. The Company’s Optical business activities are focused on reducing product costs and operating expenses, improving inventory management processes, more favorable contract terms, improving product life cycle management and revising channel marketing programs with the ultimate goal to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) OEMs continue to offer and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD-Rewritable drives and c) aftermarket internal drives are now significantly less expensive than external CD-RW drives.

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

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liability. The overall sourced product market is characterized by low gross margins, continuing end user price reductions, the frequent introduction of upgraded products and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete in this market, the Company must accurately forecast demand, secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and avoid holding excessive inventory. There is no assurance that the Company can or will be able to achieve profitability on these products. For example, the Company has incurred product losses on its HDD business since it entered the market in 2002.

Network Storage Systems

In 2002, the Company introduced a line of Network Attached Storage (“NAS”) servers. The Company has continued to expand its product line and now offers NAS devices with capacities ranging from 160GB to 1.4TB. The NAS market is dominated by large computer providers (including Dell and Hewlett Packard/Compaq), is highly price competitive, primarily relies upon VARs and requires core competencies in server, software and networking technologies. The Company has little historic expertise in these areas and is attempting to implement a strategy to address these requirements and challenges. The NAS market is an emerging market and there is no assurance that the market will develop as anticipated. For example, an industry analyst’s (Gartner, Inc.) final estimate of the NAS market for 2002 was approximately 20% smaller than it had originally estimated in the segment for NAS units with price points below $25,000. Moreover, the Company has not yet demonstrated an ability to operate profitably in this market. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. In the first six months of 2003, the Company recorded product losses of $8.2 million on its NAS operations due to higher research and development and sales and marketing spending designed to broaden the Company’s NAS product offerings and from under-absorbed operational overhead due to lower than planned volumes. As a result, the Company has recorded NAS product losses in each quarter it has shipped the product. There can be no assurance that the Company will successfully develop the necessary core competencies to compete in this market segment, that the Company’s NAS products will be successful, that the Company will be successful in implementing its “Network Storage Systems” strategy or that the Company will achieve profitability on this product line in 2003 or thereafter.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Development and Introduction of New Products and New Revenue Streams

During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and has exited the market with each of these products. In 2002, the Company introduced desktop and portable HDD drives, NAS and Iomega Mini USB drives. Moreover, most of the Company’s current non-Zip storage products, including HDD drives, NAS and Optical, were unprofitable at the PPM level during 2002. During the first six months of 2003, only Optical and Iomega Mini USB drives were profitable at the PPM level. Notwithstanding these negative results, the Company believes that it must develop or acquire new products that are profitable in order to remain viable.

The Company has committed to spend significant resources in 2003 on efforts to develop two new high capacity removable storage devices (DCT and RRD), DCT is a small-form factor removable flexible magnetic storage device that is expected to have a capacity of about 1.5GB and RRD is a removable hard disk storage system that is expected to have a capacity of approximately 35GB. In addition, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, tape drives, networking, services and other related areas. The Company may spend significant resources attempting to develop new technology products, or attempting to market new products incorporating such products or applications. There is no assurance that the Company will be successful in any of these endeavors. Moreover, introduction of new products entails risks relating to factors such as the following:

  Unforeseen manufacturing and technical challenges;
  Inability to reach acceptable agreements with key suppliers or manufacturers;
  Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;
  Lack of defensible intellectual property;
  Lack of relevant core competencies or market expertise;
  Intense competition from substitute technologies;
  Lack of market acceptance;
  Any failure to achieve significant OEM adoption of the products;
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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company believes that economic conditions in the personal computer industry remain somewhat stagnant and that these conditions have affected the computer resellers, distributors and retailers who sell the Company’s products. In addition, worldwide economic conditions are unsettled. The instability in Iraq and North Korea, political tensions in other areas of the world, recent terrorist and counter terrorist activities, the SARS outbreak in Asia and other events continue to create an atmosphere of uncertainty. The Company believes that these events and continued economic weakness have adversely affected the Company.

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future. In addition, there is a risk that key resellers, distributors, and resellers who sell the Company’s products may require the Company to offer them increasingly favorable credit and purchase terms and conditions in exchange for continuing to carry the Company’s products. Such terms could have an adverse effect upon the Company. At the end of the second quarter of 2003, the Company outsourced its collection function. The Company has experienced disruption and transition issues with other outsourcing initiatives and there is no assurance that there will not be transition issues associated with this recent outsourcing that could temporarily impact the collection of the Company’s receivables.

Information Technology System Upgrade

During the third quarter of 2003, the Company will begin a project to upgrade the Company’s information technology system and re-engineer its business processes. The goal of this project is to reduce costs by reducing the number of systems needed to be maintained and to simplify business processes. There is no assurance that there will not be operational and informational interruptions as a result of the system upgrade and business process changes.

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
  New product introductions;
  Seasonal fluctuations;
  Company and customer promotions;
  Consolidation of customer distribution centers and
  Customer and market demand for the Company’s products and perceptions of the Company’s ability to meet demand.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company’s results of operations.

Product Procurement

On November 1, 2002, the Company sold its Penang manufacturing subsidiary to a third party. The Company entered into a five-year manufacturing services agreement with Venture for the manufacture and supply of Zip drives and certain other products. There is no assurance that this transaction will allow the Company to reduce costs or otherwise be beneficial to the Company. As a result of this transaction, the Company faces new risks including the following:

  The Company no longer has direct control over the manufacturing processes of Zip drives and other products;
  The Company's ability to quickly increase or decrease production rates may be impaired;
  The Company may incur continuing increased product or operational costs. Specifically, the product prices agreed to with the vendor are contingent upon the Company purchasing certain volumes. The Company has already incurred significant incremental costs as a result of not meeting the targeted volumes on Zip drives and such increased costs will continue unless the volume targets are achieved or the supply agreement is renegotiated;
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
  Distribution risks in the Asia Pacific region and
  Other risks associated with the fact that a third party owns the only manufacturing facility producing Zip drives and thus plays a key role in the Company’s supply and sale of Zip drives, increasing the significance of any difficulties encountered at that facility.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Procurement Costs

The Company believes that it must reduce the procurement costs of its products. However, with the sale of the Company’s Penang manufacturing subsidiary, the Company has limited involvement in the manufacturing of any of the products it sells. Thus, in order to reduce product costs, the Company believes that it must successfully negotiate lower product procurement costs from suppliers. In the case of Zip in particular, the supplier may not be able to meet contractual obligations to reduce operational overhead or introduce business from other non-Iomega sources rapidly enough to offset the decline in Zip unit production, causing further price adjustments. The Company is currently in negotiations with the supplier regarding the Company’s potential reimbursement of a portion of the supplier’s restructuring costs taken to reduce the cost of Zip products. There is no assurance that the Company will be successful in these negotiations, particularly in light of declining Zip product volumes.

The Company has also experienced volume-based price increases on Zip disks during the first half of 2003. Therefore, the Company is also evaluating the consolidation of Zip disk manufacturing with the goal to reduce costs. In the event the Company implements any such consolidation, the Company would likely be required to record charges for discontinuing certain manufacturing relationships.

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

Component Supplies

Although the Company has sold its Penang manufacturing subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single or sole source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. As Zip product volumes have declined, multiple suppliers have imposed component price increases, which increase the overall cost of the Zip products. From time to time, suppliers of critical components announce their intention to discontinue manufacturing. In such cases, the Company attempts to make an end-of-life purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an end-of-life purchase option will be available from a supplier who has chosen to discontinue a component or that the Company’s estimates of future requirements will be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis. Moreover, there can be no assurance that the Company will not purchase in excess of its eventual requirements and then later incur write-offs of excess inventory.

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
  The Company’s material costs might increase thereby reducing product gross margins and
  The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

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

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of June 29, 2003, the Company employed 790 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation may have an adverse effect upon the Company’s profitability or public perception.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Cost Reduction Activities

On July 17, 2003, the Company announced plans to restructure its operations. The restructuring charges, which are anticipated to be recorded during the second half of 2003 are expected to range between $20 million to $25 million, with the majority being recorded in the third quarter. These charges are expected to reflect expenses associated with a reduction in the Company’s worldwide workforce of approximately 200 employees; reimbursement of restructuring expenses incurred by strategic suppliers; lease expenses associated with unutilized facilities; termination of contractual obligations; asset write-downs and other miscellaneous charges. There is no assurance that the Company will be successful in undertaking these cost reduction actions, or be able to do so without incurring significant legal or other costs. Management expects that these restructuring and other actions will reduce future operational expenses. However, there is no assurance that the Company will be successful in its efforts to reduce expenses in future periods. In carrying out these actions, the Company is at risk that key personnel and experience may be lost. The Company may experience short-term disruptions of Information Technology systems and other business operations, or strategic suppliers may experience similar disruptions as a result of their restructuring. The Company may incur legal liability and claims associated with the restructuring actions and layoff.

Retention of Key Employees

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so.

One-Time Cash Dividend

On July 17, 2003, the Company announced that its Board of Directors declared a one-time cash dividend of $5.00 per share, to stockholders of record as of the close of business on September 15, 2003, to be paid on October 1, 2003. Based on the number of common shares outstanding as of August 1, 2003, the total amount of the dividend will be approximately $257 million. After paying the dividend, the Company’s cash balances will be significantly reduced and the Company could be subject to greater liquidity risks.

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

The Company has substantial balances of cash, cash equivalents and temporary investments. Significant portions of these balances are invested in investment grade instruments and securities, including commercial paper and corporate bonds. The Company monitors these investments in accordance with the Company’s investment policies. Adverse events or developments in regard to a particular issuer could have a material adverse affect on the Company’s financial position or operating results. The Company could incur costs liquidating investments needed to pay the one-time cash dividend.

Effective January 1, 2003, the Company began expensing the cost of stock options that the Company grants to employees. The Company is expensing stock options under the prospective method, which is one of the three transition methods allowed by Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure”. Under the prospective method, the Company will begin expensing under the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” only stock options that are granted or modified after January 1, 2003. However, as a result of the payment of the one-time cash dividend on October 1, 2003, after the payment, all of the Company’s outstanding stock options will be accounted for under the fair value method of SFAS 123. The Company estimates that the impact of this action will be an additional charge in the fourth quarter of less than $0.5 million and an additional $2.6 million that will be amortized to the income statement over the remaining vesting period of the outstanding options. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded.

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

IOMEGA CORPORATION AND SUBSIDIARIES

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

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $0.9 million at June 29, 2003. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of June 29, 2003, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, net income or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

IOMEGA CORPORATION AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company did not have any significant debt outstanding at June 29, 2003. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1%, interest income would have hypothetically increased or decreased by $2.3 million during the first six months of 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions. The Company minimizes its credit risk associated with temporary investments by using investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities. Temporary investments at June 29, 2003 primarily consisted of corporate obligations, U.S. treasuries, U.S. agencies, taxable and non-taxable municipal obligations, asset backed securities and mortgage backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at June 29, 2003, the average duration of the Company’s temporary investments was under six months. The Company’s temporary investments are purchased with maturities in excess of three months. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investment grade corporate obligations, money market funds, repurchase agreements, asset backed securities, mortgage backed securities, U.S. agencies, U.S. treasuries and taxable municipal obligations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 29, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the second quarter of 2003 that were not registered under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company’s 2003 Annual Meeting of Stockholders was held on Tuesday, May 20, 2003. At the Annual Meeting, the Company’s stockholders voted upon the following four proposals:

1.	Approval of amendments to the Company's Certificate of Incorporation and By-Laws eliminating the Company's classified Board of Directors;
2.	Election of three Class III directors, each for a term of three years, or, in the event the amendments to Iomega's Certificate of Incorporation and Bylaws are approved, election of eight directors for a one-year term;
3.	Approval of the restricted stock provisions of the Company's Management Incentive Plan and the reservation of 1,000,000 shares of Common Stock for awards thereunder and
4.	Ratification of the selection of Ernst &Young LLP as the Company's independent auditors for the current year.

The affirmative vote of at least 80% of the shares of Common Stock outstanding on the record date for the Annual Meeting was required to approve the amendments to the Company’s Certificate of Incorporation and By-Laws eliminating the Company’s classified Board of Directors. As indicated in the table below, this proposal was approved. Since this proposal was approved, the stockholders voted to elect eight directors, each of whom would serve for a one-year term until the next annual meeting of stockholders. The eight directors that were elected for a term of one year were: David J. Dunn, Robert P. Berkowitz, Louis E. Caldera, Stephen N. David, Werner T. Heid, Jonathan S. Huberman, Neal J. Martini and John E. Nolan.

The following table indicates the votes received for each proposal.

                                                                           Against/                Broker
                       Proposal                                 For        Withheld    Abstain    Non-Votes
        ---------------------------------------             ----------    ---------    -------    ---------

1.      Approval of amendments to Iomega's
           Certificate of Incorporation and By-
           Laws eliminating Iomega's classified
           Board of Directors                               47,879,772      529,679    135,436         2

2.      Election of eight directors, each
           for a term of one year:
              David J. Dunn                                 41,999,388    6,545,501          -         -
              Robert P. Berkowitz                           47,219,820    1,325,069          -         -
              Louis E. Caldera                              46,505,175    2,039,714          -         -
              Stephen N. David                              46,506,242    2,038,647          -         -
              Werner T. Heid                                47,347,622    1,197,267          -         -
              Jonathan S. Huberman                          42,032,937    6,511,952          -         -
              Neal J. Martini                               46,504,960    2,039,929          -         -
              John E. Nolan                                 46,704,533    1,840,356          -         -

3.      Approval of the restricted stock provisions
           of the Company's Management Incentive
           Plan and the reservation of 1,000,000
           shares of Common Stock for awards thereunder     44,942,006    3,357,701    245,180         2

4.      Ratification of Ernst &Young LLP as
           independent auditors                             47,574,552      881,514     88,821         2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On July 17, 2003, the Company furnished a Form 8-K announcing the Company's financial results for the quarter ending June 29, 2003 under "Item 9. Regulation FD Disclosure" (Information furnished pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition"). Financial statements were included in this Form 8-K.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2003 Dated: August 12, 2003	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

3(i).1 (1)	Restated Certificate of Incorporation of the Registrant, as amended.

3(ii).1 (1)	By-Laws of the Registrant, as amended.

31.1	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.2	Section 302 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

32.1	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.2	Section 906 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 filed on June 26, 2003 (File No. 333-106525).