Form 10-Q
period 2003-09-28
IOMEGA CORP
filed 2003-11-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

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

Yes       X           No

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       X           No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003.

Common Stock, par value $.03 1/3 (Title of each class)	51,525,100 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Special Note Regarding Forward-Looking Statements..................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 28, 2003
             and December 31, 2002.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             ended September 28, 2003 and September 29, 2002.......................................       5

         Condensed Consolidated Statements of Operations for the Nine Months
             ended September 28, 2003 and September 29, 2002.......................................       6

         Condensed Consolidated Statements of Cash Flows for the Nine Months
             ended September 28, 2003 and September 29, 2002.......................................       7

         Notes to Condensed Consolidated Financial Statements......................................       8

Item 2.  Management's Discussion and Analysis of Financial

                                             PART II - OTHER INFORMATION

Copyright © 2003 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, Jaz, Peerless, PocketZip, HipZip, HotBurn and FotoShow are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce in 2004 new and enhanced products and software, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) expected to have a capacity of about 1.5 gigabyte (“GB”), where gigabyte equals 1 billion bytes, and a removable hard disk storage system (referred to as Removable Rigid Disk System or “RRD”) expected to have a capacity of approximately 35GB; goals to recruit original equipment manufacturer (“OEM”) customers for DCT and RRD; expected expense, tooling and equipment spending levels on DCT and RRD development in the fourth quarter of 2003; the expected timeframe for launching DCT and RRD products in 2004; expected cost and expense reductions and timing thereof, as a result of the restructuring announced July 17, 2003; expected research and development spending levels in 2004; the expectation that there will not be further material decreases in the Zip product gross margin percentage in the fourth quarter of 2003; plans to mitigate the continued decline in the Company’s core Zip business; expected level of fourth quarter restructuring charges; the need for, and amount of, additional restructuring or other charges in the future; the expectation of future outsourcing initiatives; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; plans concerning the availability of PocketZip and Jaz disks and other plans concerning product lines; the goal to achieve sourced branded product growth in the fourth quarter 2003; the expectation of continuing to lower product procurement costs; the goal to improve the procurement and commodity business processes to maximize profitability on sourced branded products; the impacts of expensing stock option grants; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the Company’s belief that its cash reserves, after the $ 5.00 per share one-time cash dividend that was paid on October 1, 2003, will be sufficient to operate the existing business on an ongoing basis; expected utilization of net operating loss carryforwards (“NOLs”); the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company’s SEC filings described under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the expected impact of the adoption of recent accounting pronouncements and the possible effects of an adverse outcome in legal proceedings, including the resolution of the adverse judgments in the Nomai litigation, as described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                      September 28,          December 31,
                                                                          2003                  2002
                                                                      -------------          ------------
                                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                                             $ 147,382             $ 241,519
  Cash reserved for dividend                                              257,247                     -
                                                                        ---------             ---------
    Total cash and cash equivalents                                       404,629               241,519
  Restricted cash                                                             200                 3,800
  Temporary investments                                                    33,208               208,545
  Trade receivables, less allowance for doubtful accounts of
    $3,195 and $5,462, respectively                                        36,646                54,477
  Inventories                                                              25,960                40,525
  Income taxes receivable                                                     696                     -
  Deferred income taxes                                                    17,688                27,573
  Other current assets                                                     10,229                14,490
                                                                        ---------             ---------
    Total Current Assets                                                  529,256               590,929
                                                                        ---------             ---------

Property and Equipment, at Cost                                           150,676               155,376
Accumulated Depreciation and Amortization                                (134,696)             (137,274)
                                                                        ---------             ---------
    Net Property and Equipment                                             15,980                18,102
                                                                        ---------             ---------

Goodwill                                                                   11,691                11,691
                                                                        ---------             ---------
Other Intangibles, Net                                                      5,044                 6,755
                                                                        ---------             ---------
Other Assets                                                                   73                   122
                                                                        ---------             ---------
    Total Assets                                                        $ 562,044             $ 627,599
                                                                        =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                      September 28,          December 31,
                                                                          2003                   2002
                                                                      -------------          ------------
                                                                       (Unaudited)
Current Liabilities:
  Accounts payable                                                      $  32,326             $  60,131
  Dividend payable                                                        257,247                     -
  Other current liabilities (Note 1)                                       82,994                98,456
  Income taxes payable                                                          -                   622
                                                                        ---------             ---------
    Total Current Liabilities                                             372,567               159,209
                                                                        ---------             ---------

Other Long-Term Liabilities                                                 1,414                 2,244
                                                                        ---------             ---------

Deferred Income Taxes                                                      36,352                55,107
                                                                        ---------             ---------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
  Preferred Stock, $0.01 par value; authorized 4,600,000
    Shares; none issued                                                         -                     -
  Series A Junior Participating Preferred Stock; authorized
    400,000 shares; none issued                                                 -                     -
  Common Stock, $0.03 1/3 par value; authorized 400,000,000
    shares; issued 54,875,738 and 54,645,278 shares,
    respectively                                                            1,831                 1,822
  Additional paid-in capital                                              167,591               307,716
  Less: 3,426,288 Common Stock treasury shares, at cost                   (33,791)              (33,791)
  Retained earnings                                                        16,080               135,292
                                                                        ---------             ---------
  Total Stockholders' Equity                                              151,711               411,039
                                                                        ---------             ---------
      Total Liabilities and Stockholders' Equity                        $ 562,044             $ 627,599
                                                                        =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                             For the Quarter Ended
                                                                      -----------------------------------
                                                                      September 28,         September 29,
                                                                           2003                  2002
                                                                      -------------         -------------
                                                                                  (Unaudited)
Sales                                                                    $ 90,990             $ 136,416
Cost of sales                                                              72,817                90,407
                                                                         --------             ---------
Gross margin                                                               18,173                46,009
                                                                         --------             ---------

Operating Expenses:
  Selling, general and administrative                                      26,291                31,550
  Research and development                                                  7,545                 9,072
  Restructuring charges (reversals)                                         7,007                  (217)
  Bad debt expense (credit)                                                   (37)                 (272)
                                                                         --------             ---------
    Total Operating Expenses                                               40,806                40,133
                                                                         --------             ---------

Operating income (loss)                                                   (22,633)                5,876
Interest income                                                             1,230                 1,978
Interest and other expense                                                   (669)                 (581)
                                                                         --------             ---------

Income (loss) before income taxes                                         (22,072)                7,273
Benefit (provision) for income taxes                                        8,988               (33,020)
                                                                         --------             ---------
Net loss                                                                 $(13,084)            $ (25,747)
                                                                         ========             =========

Net loss per basic and diluted common share                              $  (0.25)            $   (0.50)
                                                                         ========             =========

Weighted average common shares outstanding                                 51,372                51,195
                                                                         ========             =========

Dividends declared per share                                             $   5.00             $       -
                                                                         ========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                           For the Nine Months Ended
                                                                      -----------------------------------
                                                                      September 28,         September 29,
                                                                          2003                   2002
                                                                      -------------         -------------
                                                                                  (Unaudited)
Sales                                                                   $ 297,974             $ 460,521
Cost of sales                                                             208,329               287,040
                                                                        ---------             ---------
Gross margin                                                               89,645               173,481
                                                                        ---------             ---------

Operating Expenses:
  Selling, general and administrative                                      77,449               102,819
  Research and development                                                 23,768                26,601
  Restructuring charges (reversals)                                         6,929                (2,398)
  Bad debt expense (credit)                                                (1,740)               (2,203)
                                                                        ---------             ---------
    Total Operating Expenses                                              106,406               124,819
                                                                        ---------             ---------

Operating income (loss)                                                   (16,761)               48,662
Interest income                                                             4,742                 6,704
Interest and other expense                                                 (1,132)               (3,726)
                                                                        ---------             ---------

Income (loss) before income taxes                                         (13,151)               51,640
Benefit (provision) for income taxes                                        9,787               (34,721)

                                                                        ---------             ---------
Net income (loss)                                                       $  (3,364)            $  16,919
                                                                        =========             =========

Net income (loss) per basic and diluted common share                    $   (0.07)            $    0.33
                                                                        =========             =========

Weighted average common shares outstanding                                 51,322                51,215
                                                                        =========             =========
Weighted average common shares outstanding -
  assuming dilution                                                        51,322                51,398
                                                                        =========             =========

Dividends declared per share                                            $    5.00             $       -
                                                                        =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            For the Nine Months Ended
                                                                      ------------------------------------
                                                                      Sept. 28, 2003        Sept. 29, 2002
                                                                      --------------        --------------
Cash Flows from Operating Activities:                                              (Unaudited)
  Net income (loss)                                                     $  (3,364)            $  16,919
  Non-Cash Revenue and Expense Adjustments:
    Depreciation and amortization                                           9,816                17,693
    Deferred income taxes                                                  (8,870)               46,340
    Non-cash inventory write-offs                                               -                 3,752
    Restructuring reversals                                                     -                  (600)
    Non-cash impairment charges                                                 -                10,681
    Amortization on temporary investments                                   2,411                   416
    Bad debt expense (credit)                                              (1,740)               (2,203)
    Other                                                                     555                 2,047
                                                                        ---------             ---------
                                                                           (1,192)               95,045
  Changes in Assets and Liabilities:
    Restricted cash                                                         3,600                  (406)
    Trade receivables                                                      19,571                40,757
    Inventories                                                            14,565                19,001
    Other current assets                                                    4,261                   833
    Accounts payable                                                      (27,805)              (41,283)
    Other current liabilities                                             (18,704)              (32,736)
    Accrued restructuring                                                   3,242               (10,020)
    Current assets/liabilities held for sale                                    -                10,534
    Income taxes                                                           (1,318)              (10,858)
                                                                        ---------             ---------
      Net cash (used in) provided by operating activities                  (3,780)               70,867
                                                                        ---------             ---------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                      (6,102)               (6,670)
  Purchases of temporary investments                                     (529,095)             (157,058)
  Sales of temporary investments                                          702,021               142,298
    Net change in other assets and other liabilities                         (483)                  370
                                                                        ---------             ---------
      Net cash provided by (used in) investing activities                 166,341               (21,060)
                                                                        ---------             ---------

Cash Flows from Financing Activities:
  Proceeds from sales of Common Stock                                         549                   237
  Purchases of Common Stock                                                     -                (2,924)
  Payments on other obligations                                                 -                  (569)
                                                                        ---------             ---------
    Net cash provided by (used in) financing activities                       549                (3,256)
                                                                        ---------             ---------
Net Increase in Total Cash and Cash Equivalents                           163,110                46,551
Total Cash and Cash Equivalents at Beginning of Period                    241,519               219,949
                                                                        ---------             ---------
Total Cash and Cash Equivalents at End of Period                        $ 404,629             $ 266,500
                                                                        =========             =========

Supplemental Schedule of Non-Cash Items:
  Declared dividend to be paid in the fourth quarter of 2003            $ 257,247             $       -
                                                                        =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the financial position of the Company as of September 28, 2003 and December 31, 2002, the results of operations for the quarters and nine months ended September 28, 2003 and September 29, 2002 and cash flows for the nine months ended September 28, 2003 and September 29, 2002.

The results of operations for the quarter and nine months ended September 28, 2003 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

Principles of Consolidation

These unaudited, condensed consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. All entities of the Company have been consolidated.

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

Revenue Recognition

The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, value added resellers (“VARs”), catalogs, private label and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the accompanying condensed consolidated financial statements. The reserves for estimated returns totaled $3.4 million and $6.0 million at September 28, 2003 and December 31, 2002, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to reserves for estimated returns, the Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. The OEM and VAR customers are not considered to have excess inventory as they tend to not carry more than four weeks of inventory. The distribution, retail and catalog channels’ four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers, who make up the majority of the Company’s sales in these channels. The Company defers estimated sales and cost of sales associated with estimated excess channel inventory in its condensed consolidated financial statements. The gross margin associated with the deferral of sales for estimated excess channel inventory totaled $6.4 million and $17.9 million at September 28, 2003 and December 31, 2002, respectively and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

The Company sells various extended warranty plans for its NAS servers, some of which are bundled with certain NAS servers. The service period of the extended warranties varies from 1 year to 3 years depending upon the NAS server and the extended warranty plan. The Company defers all sales associated with these warranties and recognizes the sales ratably over the respective life of the warranty once the extended warranty has been registered with the Company by the end-user. The deferred sales associated with these extended warranties was $0.7 million at September 28, 2003 and was less than $0.1 million at December 31, 2002 and is included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Reserves for volume rebates and price protection credits totaled $21.3 million and $29.2 million at September 28, 2003 and December 31, 2002, respectively and are netted against trade receivables in the accompanying condensed consolidated balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Temporary Investments

Investments with maturities in excess of three months at time of purchase are classified as temporary investments until maturity or sale. Temporary investments at September 28, 2003 and December 31, 2002 primarily consisted of corporate obligations, U.S. treasuries, U.S. agencies, taxable and non-taxable municipal obligations, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at September 28, 2003, the average duration of the Company’s temporary investments was less than 90 days, as compared to just under six months at June 29, 2003. The lower duration was attributable to the Company liquidating its temporary investments during the third quarter of 2003 to pay the one-time cash dividend on October 1, 2003. The Company minimizes its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                       September 28,      December 31,
                                                                            2003              2002
                                                                       -------------      ------------
                                                                                (In thousands)
         Raw materials                                                    $  3,146          $  2,249
         Finished goods                                                     22,814            38,276
                                                                          --------          --------
                                                                          $ 25,960          $ 40,525
                                                                          ========          ========

Other Current Liabilities

Other current liabilities consist of the following:

                                                                       September 28,      December 31,
                                                                            2003              2002
                                                                       -------------      ------------
                                                                                (In thousands)
         Accrued payroll, vacation, bonus and profit sharing              $ 10,438          $  9,589
         Accrued marketing (a)                                               8,174            15,426
         Accrued restructuring charges                                       7,241             3,999
         Margin on deferred sales                                            7,904            19,118
         Accrued warranty                                                    5,834             8,035
         Accrued purchase commitments                                        4,529             2,258
         Other accrued liabilities (b)                                      38,874            40,031
                                                                          --------          --------
                                                                          $ 82,994          $ 98,456
                                                                          ========          ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners, and promotional and advertising accruals.

(b)	Includes accruals for royalties, forward foreign exchange contracts, litigation, professional fees, self-insurance liabilities, employee relocation costs, VAT, sales and other taxes and other miscellaneous liabilities.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                              Net
                                                         Income (loss)          Shares          Per Share
                                                          (Numerator)       (Denominator)        Amount
                                                         -------------      -------------       ---------
                                                               (In thousands, except per share data)
         For the Quarter Ended:
         September 28, 2003:
         Basic EPS                                         $ (13,084)           51,372           $ (0.25)
           Effect of options                                       -                 -                 -
           Effect of restricted stock                              -                 -                 -
                                                           ---------            ------           -------
         Diluted EPS                                       $ (13,084)           51,372           $ (0.25)
                                                           =========            ======           =======

         September 29, 2002:
         Basic EPS                                         $ (25,747)           51,195           $ (0.50)
           Effect of options                                       -                -                  -
                                                           ---------            ------           -------
         Diluted EPS                                       $ (25,747)           51,195           $ (0.50)
                                                           =========            ======           =======

         For the Nine Months Ended:
         September 28, 2003:
         Basic EPS                                         $  (3,364)           51,322           $ (0.07)
           Effect of options                                       -                 -                 -
           Effect of restricted stock                              -                 -                 -
                                                           ---------            ------           -------
         Diluted EPS                                       $  (3,364)           51,322           $ (0.07)
                                                           =========            ======           =======

         September 29, 2002:
         Basic EPS                                         $  16,919            51,215           $  0.33
           Effect of options                                       -               183                 -
                                                           ---------            ------           -------
         Diluted EPS                                       $  16,919            51,398           $  0.33
                                                           =========            ======           =======

For the quarters ended September 28, 2003 and September 29, 2002, there were outstanding options to purchase 1,302,109 and 1,584,725 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters. For the nine months ended September 28, 2003 and September 29, 2002, there were outstanding options to purchase 1,306,897 and 1,674,259 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective nine-month periods. These shares would have had an anti-dilutive effect on EPS and were therefore excluded from the Diluted EPS calculation above.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Compensation Expense

The Company has five stock-based compensation plans (four stock option plans and one restricted stock plan). Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based compensation expense for the four stock option plans is reflected in net income for the three or nine months ended September 29, 2002, as all options granted under the four plans had an exercise price equal to the market value of the Company’s Common Stock on the date of grant.

Stock compensation expense for the restricted stock plan, which was approved by stockholders during the second quarter of 2003, has been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), with the fair value of the restricted stock being recognized over the vesting period of the restricted stock.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. The Company selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after January 1, 2003. The majority of awards under the Company’s plans vest over periods ranging from four to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three and nine months ended September 28, 2003 is less than the amount which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income (loss) and per share data if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                 For the Quarter Ended         For the Nine months Ended
                                                -----------------------        -------------------------
                                                Sept. 28,     Sept. 29,        Sept. 28,       Sept. 29,
                                                  2003           2002            2003            2002
                                                ---------     ---------        --------        ---------
                                                          (In thousands, except per share data)
Net income (loss) as reported                   $ (13,084)    $ (25,747)       $ (3,364)       $ 16,919
  Add: Stock compensation expense
    included in reported net income
    (loss), net of related tax effects                 39             -             136               -
  Less: Total stock compensation
    expense determined under fair
    value method for all awards, net of
    related tax effects                              (281)         (676)         (1,158)         (2,410)
                                                ---------     ---------        --------        --------
Pro forma net income (loss)                     $ (13,326)    $ (26,423)       $ (4,386)       $ 14,509
                                                =========     =========        ========        ========

Basic EPS:
  As reported                                   $   (0.25)    $   (0.50)       $  (0.07)       $   0.33
                                                =========     =========        ========        ========
  Pro forma                                     $   (0.26)    $   (0.52)       $  (0.09)       $   0.28
                                                =========     =========        ========        ========

Diluted EPS:
  As reported                                   $   (0.25)    $   (0.50)       $  (0.07)       $   0.33
                                                =========     =========        ========        ========
  Pro forma                                     $   (0.26)    $   (0.52)       $  (0.09)       $   0.28
                                                =========     =========        ========        ========

See Note 6, “Other Matters” for a discussion of the impact of the Company’s one-time cash dividend on its accounting for stock options.

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

Changes in the Company's warranty liability during all periods presented were as follows:

                                            For the Quarter Ended     For the Nine Months Ended
                                            ---------------------     -------------------------
                                            Sept. 28,   Sept. 29,     Sept. 28,       Sept. 29,
                                              2003         2002          2003           2002
                                            ---------   ---------     ---------       ---------
                                                             (In thousands)

Balance at beginning of period               $ 6,474     $ 8,995       $ 8,035         $ 10,856
  Accruals/additions                           1,224       1,948         5,342            7,853
  Claims/charges                              (1,864)     (2,716)       (7,543)         (10,482)
                                             -------     -------       -------         --------
Balance at end of period                     $ 5,834     $ 8,227       $ 5,834         $  8,227
                                             =======     =======       =======         ========

Guarantees

During the third quarter of 2003, the Company entered into a limited guarantee with a major supplier whereby the Company will provide a guarantee of payments for purchases by a second supplier of the major supplier’s product that is being incorporated by the second supplier into Iomega branded DVD products. The Company has guaranteed purchases of the major supplier’s product by the second supplier for up to $3 million. All purchase orders placed by the second supplier must be countersigned or approved by a Company representative in advance of the transaction. This guarantee will remain in effect until the Company is no longer selling the major supplier’s product under the Iomega brand or until the major supplier extends a credit facility to the second supplier that does not require a guarantee by the Company. The Company entered into this guarantee to facilitate the purchase of product by the second supplier directly from the major supplier. The Company will only make payments under this guarantee in the event that the second supplier is in material payment default. However, if the second supplier defaulted on payment to the major supplier, the Company would withhold any related amounts due from the Company to the second supplier. The major supplier has presently granted a $1 million line of credit to the second supplier, accordingly the current potential exposure to the Company under the guarantee is $1 million. The Company recorded a $90 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand alone letter of credit.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. In October of 2003, the FASB announced that it has deferred the effective date of FIN 46 until the fourth quarter of 2003. The Company plans on adopting FIN 46 during the fourth quarter of 2003. The Company does not have an interest in a VIE that meets FIN 46‘s requirements and thus the Company believes that FIN 46 will not currently impact the Company.

(2) Income Taxes

For the quarter ended September 28, 2003, the Company recorded an income tax benefit of $9.0 million on a pre-tax loss of $22.1 million reflecting an effective tax benefit rate of 41%. This compares to an income tax provision of $33.0 million on pre-tax income of $7.3 million, reflecting an income tax provision of $6.2 million and a net provision of $26.8 million related to the sale of the Company’s Penang Manufacturing Subsidiary for the quarter ended September 29, 2002. The $26.8 million net provision related to the Penang Manufacturing Subsidiary was comprised of a $39.6 million increase associated with foreign earnings for which no U.S. tax provision had previously been provided and a $12.8 million decrease in the valuation allowance for net deferred tax assets. Excluding the increased provision related to the provision on foreign earnings and the valuation allowance release, the adjusted effective tax rate for the third quarter of 2002 was 85%. The 85% adjusted effective tax rate in the third quarter of 2002 resulted primarily from the fact that $10.7 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary were not deductible for tax purposes.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                               September 28,      December 31,
                                                                   2003               2002
                                                               -------------      ------------
                                                                         (In thousands)
    Deferred Tax Assets (Liabilities):
    Current Deferred Tax Assets:
      Trade receivable reserves                                 $    6,447         $  11,259
      Inventory reserves                                             3,253             3,042
      Accrued expense reserves                                       7,909            13,030
      Other                                                             79               242
                                                                ----------         ---------
     Total current deferred tax assets                              17,688            27,573
                                                                ----------         ---------

    Non-Current Deferred Tax Assets:
      Fixed asset reserves                                             336             1,185
      Tax credit carryforwards                                      23,724            19,058
      Accelerated depreciation/amortization                          4,771             4,301
      Foreign net operating loss carryforwards                      13,177            15,199
      U.S. net operating loss carryforwards                         36,686            34,444
      Other                                                          1,326               884
                                                                ----------         ---------
    Total non-current deferred tax assets                           80,020            75,071
                                                                ----------         ---------
    Total deferred tax assets                                       97,708           102,644
                                                                ----------         ---------

    Non-Current Deferred Tax Liabilities:
      Tax on unremitted foreign earnings                           (98,329)         (109,988)
      Nomai goodwill                                                (4,866)           (4,991)
                                                                ----------         ---------
    Total non-current deferred tax liabilities                    (103,195)         (114,979)
                                                                ----------         ---------
    Non-current valuation allowance                                (13,177)          (15,199)
                                                                ----------         ---------
      Net deferred tax liabilities                               $ (18,664)        $ (27,534)
                                                                ==========         =========

    As Reported on the Balance Sheet:
      Current deferred tax assets                               $   17,688         $  27,573
                                                                ==========         =========
      Non-current deferred tax liabilities                      $  (36,352)        $ (55,107)
                                                                ==========         =========

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

At September 28, 2003, the Company had $36.7 million of deferred tax assets related to U.S. federal and state NOLs. Of the total NOL deferred tax assets, $29.7 million related to U.S. federal NOLs and $7.0 million related to state NOLs. The federal NOLs reflect a tax benefit of approximately $85 million in future U.S. federal tax deductions. The state NOLs reflect a tax benefit of approximately $175 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized. The U.S. federal NOLs expire at various dates beginning in 2022 and the state NOLs expire at various dates beginning in 2004. With the repatriation of cash during the fourth quarter of 2003 for the payment of the one-time cash dividend (see Note 6, "Other Matters" for more detail on the impacts of the one-time cash dividend), the Company anticipates that it will fully utilize its current federal NOLs in 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company continues to maintain a full valuation allowance of $13.2 million for deferred tax assets related to foreign NOLs, which reflect the tax benefit of approximately $35.7 million in future foreign tax deductions. These NOLs expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs were generated. The largest of these foreign NOLs relate to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations are inactive and therefore, the foreign NOL related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at September 28, 2003 were $18.7 million. As of September 28, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $98.3 million have been accrued on unremitted foreign earnings of $252.1 million.

For the nine months ended September 28, 2003, the Company recorded an income tax benefit of $9.8 million on a pre-tax loss of $13.2 million which included a benefit of $4.6 million for research tax credits. Excluding the $4.6 million of research tax credits, the adjusted effective tax rate for the nine months ended September 28, 2003 was 39%. This compares to an income tax provision of $34.7 million on pre-tax income of $51.6 million in the nine months ended September 29, 2002, reflecting an income tax provision of $24.4 million, an additional tax provision of $39.6 million related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a $29.3 million decrease in the valuation allowance for net deferred tax assets. The $39.6 million provision resulted from the sale of the Company’s Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the sale of the Penang Manufacturing Subsidiary and the $29.3 million decrease in the valuation allowance, the adjusted effective tax rate for the nine months ended September 29, 2002 was 47%. The 47% effective tax rate adjusted for the valuation allowance and increased provision on foreign earnings in the first nine months of 2002 resulted primarily from $10.7 million in impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary that were not deductible for tax purposes and from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996, as allowed by the Job Creation and Worker Assistance Act of 2002.

(3) Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly referred to as CD-RW), Jaz, PocketZip, Other Mobile and Desktop Storage Products, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Company’s Optical segment involves the distribution and sale of CD-RW drives and DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003) to retailers, distributors and resellers throughout the world. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD rewritable drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Other Mobile and Desktop Storage Products segment (formerly included in “Other”) includes: Peerless drive systems; sourced branded products such as portable and desktop hard disk drives (“HDD”), which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002 and external floppy disk drives, which began shipping in the first quarter of 2003; Iomega software products such as Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products segment also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

The Network Storage Systems segment (formerly included in “Other”) consists of the development, distribution and sale of network attached storage (“NAS”) servers targeted toward small and medium-size businesses and enterprise workgroups and beginning late in the third quarter of 2003, sales of tape drive products, primarily bundled with NAS servers.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.5GB and a removable hard disk storage system (referred to as Removable Rigid Disk or “RRD”) that is expected to have a capacity of approximately 35GB. There have been no sales associated with New Technologies and no sales are expected from RRD until the first quarter of 2004. No sales are expected from DCT until sometime during the summer of 2004. This is several months later than what was previously planned for DCT. It should also be noted that one of the large prospective digital video camera OEMs has decided to delay its decision on whether to incorporate DCT into its products until late 2004 or early 2005.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. The Network Storage Systems segment was previously presented in Other products and all 2002 amounts have been reclassified for consistent presentation. The New Technologies segment was previously presented in general corporate expenses and all 2002 amounts have been reclassified for consistent presentation.

Reportable Operating Segment Information:

                                                   For the Quarter Ended         For the Nine Months Ended
                                                   ----------------------        -------------------------
                                                   Sept. 28,    Sept. 29,        Sept. 28,       Sept. 29,
                                                      2003         2002             2003            2002
                                                   ---------    ---------        ---------       ---------
                                                                      (In thousands)
Sales:
Mobile and Desktop Storage Products:
  Zip                                              $  58,953    $ 110,726        $ 198,706       $ 368,073
  Optical                                             15,575       14,203           49,773          57,077
  Other Mobile and Desktop Storage
    Products                                          11,793        6,429           36,438          20,678
  Jaz                                                  1,024        2,621            3,931          11,733
  PocketZip                                               23          423              143             335
                                                   ---------    ---------        ---------       ---------
    Total Mobile and Desktop Storage
      Products                                        87,368      134,402          288,991         457,896
Network Storage Systems                                3,622        2,014            8,983           2,625
                                                  ----------    ---------        ---------       ---------
    Total sales                                    $  90,990    $ 136,416        $ 297,974       $ 460,521
                                                   =========    =========        =========       =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
  Zip                                              $  14,993    $  31,426        $  70,907       $ 129,222
  Optical                                             (1,285)      (2,980)             414          (4,017)
  Other Mobile and Desktop Storage
    Products                                            (679)         (98)             (97)         (6,003)
  Jaz                                                   (218)       1,137            1,112           4,088
  PocketZip                                               (6)         497              147             819
                                                   ---------    ---------        ---------       ---------
    Total Mobile and Desktop Storage
      Products                                        12,805       29,982           72,483         124,109
Network Storage Systems                               (3,666)      (1,842)         (11,883)         (3,431)
New Technologies                                      (7,022)      (2,390)         (17,961)         (5,387)
                                                   ---------    ---------        ---------       ---------
    Total PPM                                          2,117       25,750           42,639         115,291

Common Expenses:
  General corporate expenses                         (17,743)     (20,091)         (52,471)        (69,027)
  Restructuring (charges) reversals                   (7,007)         217           (6,929)          2,398
  Interest and other income, net                         561        1,397            3,610           2,978
                                                   ---------    ---------        ---------       ---------
    Income (loss) before income taxes              $ (22,072)   $   7,273        $ (13,151)      $  51,640
                                                   =========    =========        =========       =========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                   For the Quarter Ended         For the Nine Months Ended
                                                   ----------------------        -------------------------
                                                   Sept. 28,    Sept. 29,        Sept. 28,       Sept. 29,
                                                      2003         2002             2003            2002
                                                   ---------    ---------        ---------       ---------
                                                                      (In thousands)
Impairment Charges:
  Zip                                              $       -    $  10,581        $       -       $  10,581
  Jaz                                                      -          100                -             100
                                                   ---------    ---------        ---------       ---------
                                                   $       -    $  10,681        $       -       $  10,681
                                                   =========    =========        =========       =========

Restructuring Charges (Reversals):
  Zip                                              $   5,022    $       -        $   5,022       $       -
  Non-allocated                                        7,007         (217)           6,929          (2,398)
                                                   ---------    ---------        ---------       ---------
                                                   $  12,029    $    (217)       $  11,951       $  (2,398)
                                                   =========    =========        =========       =========

(4) Restructuring Charges/Reversals

Third Quarter 2003 Restructuring Actions

During the third quarter of 2003, the Company recorded pre-tax restructuring charges of $12.0 million, of which $11.1 million was for restructuring actions initiated during the third quarter of 2003 and $0.9 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for a facility vacated in 2001 and which the Company has been unable to sublease (see the Third Quarter 2001 Restructuring Actions discussion below for more detail). The $11.1 million charge for the third quarter 2003 restructuring actions included $5.5 million for severance and benefits for 203 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations and $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail).

Of the $12.0 million in total restructuring charges recorded in the third quarter of 2003, $5.0 million was charged to cost of sales with the remaining $7.0 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip segment and the remaining $7.0 million was not allocated to any of the business segments. All of the $12.0 million restructuring charge will be paid in cash. During the third quarter of 2003, the Company made cash payments of $7.1 million related to these restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Of the $5.5 million severance and benefits charges for the 203 regular and temporary personnel, $3.6 million was for 150 North American employees, $1.6 million was for 35 European employees and $0.3 million was for 18 Asian employees. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. At September 28, 2003, of the 203 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 69 employees were scheduled to work on a transition basis through the fourth quarter of 2003 and 14 employees were scheduled to work on a transition basis through the first quarter of 2004. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time and included health insurance continuance payments. Separation payments are made after the last day of employment after separation agreements have been signed by the employees. The Company anticipates that the total separation payments or liability for the 203 employees notified during the third quarter of 2003 will be $7.4 million. The $5.5 million severance and benefits costs recognized during the third quarter of 2003 included the costs associated with those employees whose positions were eliminated during the third quarter of 2003 and the ratable recognition of the severance and benefits costs to be paid to the 83 employees who will remain in transition beyond the minimum retention period (60 days) as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The remaining $1.9 million of severance and benefits costs related to the 83 transition employees will be recognized ratably over the future transition period. The Company anticipates recording additional costs of $1.3 million in the fourth quarter of 2003 and $0.6 million in the first quarter of 2004.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of the Company’s efforts to consolidate its Zip disk manufacturing. The manufacturing contract was terminated as a result of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased for the manufacture of Zip disks, for which the Company was under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of the Company’s servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting will now be performed by Company employees within the Company’s facilities.

The $2.6 million charge to reimburse a strategic supplier for its restructuring expenses related to restructuring charges incurred by a strategic supplier of the Company’s products in an effort to reduce product costs charged to the Company. Due to the continuing decline in sales of Zip products, the Company had requested the supplier to reduce their overhead costs. In order to induce the supplier to reduce its overhead costs to a level commensurate with current Zip drive volumes and at an accelerated rate compared to the overhead cost reductions called for in the contract between the parties, the Company agreed to reimburse the restructuring costs incurred by the supplier.

The Company anticipates recording another $6 million to $8 million of restructuring charges in the fourth quarter of 2003 related to the third quarter restructuring actions, bringing the total charges for the third quarter 2003 restructuring actions to $18 million to $20 million. The charges in the fourth quarter will occur once the Company has vacated various facilities and has incurred the liability for the severance charges for employees on transition. The Company also anticipates recording an estimated charge of $0.6 million in the first quarter of 2004 for severance and benefits for those employees whose transition period will end during the first quarter of 2004. None of these remaining charges will be allocated to any of the business segments.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining restructuring reserves in the amount of $4.3 million are included in the Company’s other current liabilities and accounts payable as of September 28, 2003. The third quarter 2003 restructuring charges and utilization of the reserves during the three months ended September 28, 2003 are summarized below:

    Third Quarter 2003                           Original     Utilized      Balance
    Restructuring Actions                         Charge      in Cash       09/28/03
                                                 --------     --------      --------
                                                           (In thousands)

    Severance and benefits                       $  5,525     $ (2,571)     $ 2,954
    Contract cancellations                          2,945       (1,640)       1,305
    Supplier restructuring reimbursement            2,629       (2,629)           -
                                                 --------     --------      -------
                                                 $ 11,099     $ (6,840)     $ 4,259
                                                 ========     ========      =======

    Balance Sheet Breakout:
      Other current liabilities                  $  8,707     $ (5,255)     $ 3,452
      Accounts payable                              2,392       (1,585)         807
                                                 --------     --------      -------
                                                 $ 11,099     $ (6,840)     $ 4,259
                                                 ========     ========      =======

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. During the third quarter of 2003, the Company recorded an additional $0.9 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities, of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland, Ireland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through September 29, 2002 to manage operations that were outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

Remaining restructuring reserves in the amount of $3.8 million and $0.3 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of September 28, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the three months ended September 28, 2003 are summarized below:

Third Quarter 2001                           Balance        Utilized                         Balance
                                                       -------------------
Restructuring Actions                        06/29/03   Cash      Non-Cash     Additions     09/28/03
                                             --------  ------     --------     ---------     -------
                                                               (In thousands)
North America Reorganization:
  Lease cancellations (a)                    $ 2,645   $ (241)     $   -         $   -       $ 2,404
  Leasehold improvements and
    furniture (b)                                365        -        (33)            -           332
                                             -------   ------      -----         -----       -------
                                               3,010     (241)       (33)            -         2,736
                                             -------   ------      -----         -----       -------

Europe Reorganization:
  Lease cancellations (a)                        468      (13)         -           930         1,385
                                             -------   ------      -----         -----       -------
                                             $ 3,478   $ (254)     $ (33)        $ 930       $ 4,121
                                             =======   ======      =====         =====       =======

Balance Sheet Breakout:
  Other current liabilities (a)              $ 3,113   $ (254)     $   -         $ 930       $ 3,789
  Fixed asset reserves (b)                       365        -        (33)            -           332
                                             -------   ------      -----         -----       -------
                                             $ 3,478   $ (254)     $ (33)        $ 930       $ 4,121
                                             =======   ======      =====         =====       =======
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the nine months ended September 28, 2003 are summarized below:

Third Quarter 2001                           Balance           Utilized        Additions/    Balance
                                                       ----------------------
Restructuring Actions                        12/31/02    Cash     Non-Cash    (Reversals)    09/28/03
                                             -------   -------    --------     ----------    --------
                                                               (In thousands)

North America Reorganization:
  Severance and benefits (a)                 $    78   $     -     $   -         $ (78)      $     -
  Lease cancellations (a)                      3,194      (790)        -             -         2,404
  Leasehold improvements and
    furniture (b)                                431         -       (99)            -           332
                                             -------   -------     -----         -----       -------
                                               3,703      (790)      (99)          (78)        2,736
                                             -------   -------     -----         -----       -------

Europe Reorganization:
  Lease cancellations (a)                        727      (272)        -           930         1,385
                                             -------   -------     -----         -----       -------
                                             $ 4,430   $(1,062)    $ (99)        $ 852       $ 4,121
                                             =======   =======     =====         =====       =======

Balance Sheet Breakout:
  Other current liabilities (a)              $ 3,999   $(1,062)    $   -         $ 852       $ 3,789
  Fixed asset reserves (b)                       431         -       (99)            -           332
                                             -------   -------     -----         -----       -------
                                             $ 4,430   $(1,062)    $ (99)        $ 852       $ 4,121
                                             =======   =======     =====         =====       =======
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of September 28, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the third quarter of 2003, the Company recorded an additional $0.9 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 30, 2003 and June 29, 2003, Nomai is a party to certain litigation matters arising from (1) Nomai’s acquisition of certain assets of RPS Media S.A. (“RPS”) in bankruptcy in 1997 and its organization of Albi Media Manufacturing, SARL (“AMM”) as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999. All French Franc and Euro conversions to the United States Dollars below were made using currency rates as of October 31, 2003.

On February 18, 2000, the bankruptcy trustee for RPS Media S.A. filed a lawsuit against Nomai. The trustee claimed that Nomai had not complied with the alleged investment and employment related commitments made by Nomai’s former management before the Commercial Court of Albi, France in connection with Nomai’s acquisition during 1997 of certain assets of RPS in bankruptcy. The action sought a daily penalty against Nomai of FF 100,000 (approximately USD $17,700) until Nomai invested FF 48 million (approximately USD $8.5 million) and hired 100 people in Albi, France. On February 16, 2001, the trustee filed a new complaint with the Commercial Court, again asking that the Court order AMM and Nomai to comply with the alleged employment and investment commitments set forth in the bankruptcy plan or to fine AMM and Nomai FF 100,000 (approximately USD $17,700) for each day of noncompliance. On November 23, 2001, the Court ordered Nomai to proceed with the required investments and to put in place the technical and human means to which it is engaged, subject to a daily penalty of FF 50,000 (approximately USD $8,850) for non-compliance. The Toulouse Court of Appeals issued its ruling on May 2, 2002, upholding the Albi Court ruling. Nomai filed a notice of appeal of the Toulouse Court of Appeals ruling to the French Cour de Cassation on June 10, 2002; this further appeal has not been decided, but the disputes between the trustee for RPS and the Company have been settled, as described below. On October 11, 2002, the Commercial Court of Albi issued a ruling in connection with the prior complaint by the bankruptcy trustee for RPS, finding that Iomega Corporation, Iomega International and AMM were liable in connection with Nomai’s failure to make investments in Albi. The Commercial Court of Albi assessed damages of 8.5 million Euros (approximately USD $9.9 million) in favor of the trustee for RPS and Iomega filed an appeal to the Toulouse Court of Appeals. Subsequently, in December 2002, the parties executed a settlement agreement, calling for Nomai to transfer rights to a vacant manufacturing building in Albi and requiring a payment of an aggregate of 1.0 million Euros (approximately USD $1.2 million), to be divided among 99 former employees of RPS, subject to their signing releases in favor of the Company in exchange for receiving a portion of the settlement funds. On January 24, 2003, the Commercial Court of Albi issued its approval of the settlement. Under the settlement, the bankruptcy trustee for RPS agreed to release all claims of RPS and to seek to obtain executed releases from the former employees of that company. The settlement terminated the trustee’s right to attempt to enforce the 8.5 million Euros (approximately USD $9.9 million) judgment from October 11, 2002 and all daily penalties that had accrued. Presently, four of those former employees are not cooperating with the settlement and have filed new claims against the Company, Iomega International and Nomai, among other parties. The amounts claimed by the remaining litigants are immaterial and the Company intends to vigorously defend against the remaining claims involving the former employees.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 30, 2001, AMM filed a lawsuit against Iomega International and Iomega Corporation, before the Commercial Court of Albi, claiming that Iomega International and Iomega Corporation jointly committed fraudulent acts against AMM and that, as a result, AMM suffered damages of FRF 129 million (approximately USD $22.9 million). This case was subsequently consolidated with the RPS case discussed above. On October 11, 2002, the Commercial Court of Albi issued a ruling that Iomega International and Iomega Corporation were liable to AMM in the amount of 1.9 million Euros (approximately USD $2.2 million). This amount was in addition to the 8.5 million Euros (approximately USD $9.9 million) amount discussed in the foregoing paragraph and Iomega filed an appeal to the Toulouse Court of Appeals. During June 2003, the parties entered into a definitive settlement agreement to resolve the litigation, including full resolution of the 1.9 million Euros (approximately USD $2.2 million) adverse judgment, with the Company agreeing to pay an amount of 450,000 Euros (approximately USD $525,000) to settle the dispute. Dismissal of this litigation pursuant to the settlement agreement is expected to be the subject of an upcoming hearing, currently scheduled for December 2003.

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

In the event that a participant’s employment with the Company terminates for any reason other than disability or death prior to the vesting of all or a portion of their award, the participant will forfeit the unvested portion of their award. In addition, immediately upon a Change in Control as defined in section 5(b) of the Plan (which was filed on April 1, 2003 as Exhibit A to the Company’s Notice of Annual Meeting of Stockholders) any unvested portion of each participant’s award will vest in full.

On May 20, 2003, the Company’s stockholders approved the restricted stock provisions of the Plan and the reservation of 1,000,000 shares of Common Stock for the restricted stock grants. No restricted stock could be granted until stockholder approval was received.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6) Other Matters

Other Intangible Assets

At September 28, 2003, the Company had $5.0 million in net intangible assets, all of which are subject to amortization. During the quarter ended September 28, 2003, amortization expense was $0.5 million. Amortization expense for the nine months ended September 28, 2003 was $1.7 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $0.5 million for the remainder of 2003, $2 million in 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of September 28, 2003, the weighted-average useful life of the Company’s intangible assets is approximately 2 1/2 years.

                                       September 28,      December 31,
                                           2003               2002
                                       -------------      ------------
                                               (In thousands)
Intangible Assets:
  Gross value (1)                        $ 11,791           $ 12,955
  Accumulated amortization                 (6,747)            (6,200)
                                         --------           --------
    Net intangible assets                $  5,044           $  6,755
                                         ========           ========
(1)	The change in the gross value of intangible assets between December 31, 2002 and September 28, 2003 resulted from $1.2 million of intellectual property that was fully amortized and removed from the books during the first quarter of 2003.

Significant Customers

During the quarter ended September 28, 2003, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 18% and 11% of consolidated sales, respectively. Ingram Micro, Inc. accounted for 17% of consolidated sales for the quarter ended September 29, 2002. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the nine months ended September 28, 2003, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively. Ingram Micro, Inc. accounted for 17% of consolidated sales for the nine months ended September 29, 2002. No other single customer accounted for more than 10% of consolidated sales for these periods.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Forward Exchange Contracts

All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. At September 28, 2003, outstanding forward exchange buy/(sell) contracts, which all mature in November 2003, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                         Contracted    Month - End
                                                           Forward       Forward
                                        Amount               Rate         Rate
                                      ----------         ----------    -----------

      British Pound                      100,000           0.6040         0.6040
      European Currency Unit          (9,600,000)          0.8728         0.8728
      Singapore Dollar                 1,000,000           1.7007         1.7007
      Swiss Franc                       (900,000)          1.3448         1.3448

Legal Settlements

On January 22, 2003, the Company signed a settlement agreement resolving a dispute with an insurance carrier over coverage related to a class action lawsuit which was settled in 2002. The settlement payment from the insurance carrier was for $7.5 million and was received by the Company on January 28, 2003. The payment included approximately $1 million that was previously recorded as a receivable and resulted in a $6.5 million gain in the Company’s results for the first quarter of 2003. During the first quarter of 2003, the Company also recorded a $0.5 million litigation expense. Both the $6.5 million gain and the $0.5 million expense were reflected in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

One-Time Cash Dividend

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003. This dividend, amounting to $257.2 million, was paid on October 1, 2003.

As required by the Company’s 1997 Stock Incentive Plan, an adjustment to reflect the dividend was made on October 2, 2003 to the approximately 1.9 million stock options outstanding under this plan. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of the ex-dividend date (October 2, 2003). The Company estimates that the impact of this action will be an additional charge in the fourth quarter of 2003 of less than $0.6 million for the impact of modifying vested options and an additional $2.2 million that will be amortized to the statement of operations over the remaining vesting period of the outstanding options.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Board of Directors also intends to recommend to the Company’s stockholders that they vote, at the 2004 Annual Meeting of Stockholders, to approve amendments to the Company’s 1995 Director Stock Option Plan, 1987 Stock Option Plan and 1987 Director Option Plan permitting a similar adjustment to be made to options outstanding under those plans. Unless such stockholder approval is obtained, no adjustment will be made to the options outstanding under those three plans. However, since the value of the options was decreased as a result of the declared dividend, this was determined to be a “deemed” modification of the stock options. Since these options have been considered modified, they will be accounted for under the fair value method of FAS 123. Until stockholder approval is obtained for further modification, the Company estimates that the impact of this action will be an additional $0.1 million that will be amortized to the statement of operations over the remaining vesting period of the outstanding options.

As of October 2, 2003, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123.

IOMEGA CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

The Company designs and markets storage systems that help people protect, secure, capture and share their valuable digital information. The Company’s products are organized into two broad business categories: 1) Mobile and Desktop Storage Products and 2) Network Storage Systems. Mobile and Desktop Storage Products include Zip drives and disks, optical drives including CD-RW and DVD rewritable drives as well as portable and desktop hard disk drives (“HDD”), Iomega Mini USB drives, external floppy disk drives and various software titles. Network Storage Systems (“NSS”) consists of a selection of network attached storage (“NAS”) servers with capacities of 160GB to 2 terabyte (“TB”), where terabyte equals 1 trillion bytes, and tape drive products.

During the third quarter of 2003, the Company reported a net loss of $13.1 million on sales of $91.0 million, compared to a net loss in the third quarter of 2002 of $25.7 million on sales of $136.4 million. The net loss for the third quarter of 2003 included $12.0 million of pre-tax restructuring charges. The third quarter 2002 net loss included costs relating to the sale of the Company’s Penang Manufacturing Subsidiary to Venture Corporation Limited (“Venture”), consisting of $10.7 million pre-tax impairment charges and an additional $26.8 million in related tax provisions. The net loss for the third quarter of 2002 also included a $3.5 million release of pre-tax marketing accruals and a pre-tax $0.2 million reversal of restructuring charges.

For the nine months ended September 28, 2003, the Company reported a net loss of $3.4 million on sales of $298.0 million, compared to net income for the nine months ended September 29, 2002 of $16.9 million on sales of $460.5 million. The net loss for the nine months ended September 28, 2003 included $11.9 million of net pre-tax restructuring charges, but was favorably impacted by $6.0 million of net pre-tax legal settlements and the recording of $4.6 million of research tax credits. Net income for the first nine months of 2002 included costs relating to the sale of the Company’s Penang Manufacturing Subsidiary to Venture, consisting of $10.7 million pre-tax impairment charges and an additional $26.8 million in related tax provisions. Net income for the first nine months of 2002 also included a $7.9 million release of pre-tax marketing accruals, $4.9 million of net unfavorable pre-tax legal settlements, a pre-tax $2.4 million reversal of restructuring charges and a $16.5 million decrease in the Company’s valuation allowance for net deferred tax assets.

For the third quarter of 2003, the Company had an operating loss of $22.6 million, compared to an operating profit of $5.9 million in the third quarter of 2002. The operating loss for the third quarter of 2003 included $12.0 million of restructuring charges. The operating profit for the third quarter of 2002 included $10.7 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary, a $3.5 million release of marketing accruals and a $0.2 million reversal of restructuring charges. For the first nine months of 2003, the Company had an operating loss of $16.8 million, compared to an operating profit of $48.7 million for the first nine months of 2002. The operating loss for the nine months ended September 28, 2003 included $11.9 million of net restructuring charges and $6.0 million of net favorable legal settlements. Operating income for the nine months ended September 29, 2002 included $10.7 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary, a $7.9 million release of marketing accruals, $4.9 million of net unfavorable legal settlements and a $2.4 million reversal of restructuring charges.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The lower sales in the third quarter of 2003 resulted primarily from the continued decline of Zip drive and disk sales, partially offset by higher Other Mobile and Desktop sales. The lower sales for the first nine months of 2003 resulted primarily from the continued decline of Zip disk and drive sales, Jaz disk sales and Optical product sales, partially offset by higher Other Mobile and Desktop sales and NSS sales.

Zip product sales are expected to continue to decline as the product completes its lifecycle. With respect to the sourced product business (CD-RW drives, DVD rewritable drives, HDD, Mini USB drives and external floppy disk drives), it is management’s goal to achieve sales increases during the traditionally strong fourth quarter. The Company is also continuing to focus its research and development resources on its two new magnetic storage technologies, Digital Capture Technology (“DCT”) and Removable Rigid Disk (“RRD”). Original equipment manufactures (“OEMs”) in the U.S., Europe and Asia have been evaluating working prototypes of each technology in a variety of applications. There have been no sales associated with New Technologies and no sales are expected from RRD until the first quarter of 2004. No sales are expected from DCT until sometime during the summer of 2004. This is several months later than what was previously planned for DCT. It should also be noted that one of the large prospective digital video camera OEMs has decided to delay its decision on whether to incorporate DCT into its products until late 2004 or early 2005.

During the third quarter of 2003, the Company announced and began implementing plans to restructure its operations. During the third quarter of 2003, the Company recorded restructuring charges of $12.0 million and anticipates recording another $6 to $8 million of restructuring charges, the majority of which will be recorded in the fourth quarter of 2003 with some being recorded in the first quarter of 2004, as the Company vacates facilities and employees who are on transition are released. Substantially all of these charges are expected to be cash charges. The majority of the cash charges are expected to be paid out in the second half of 2003. Some of the cash charges will be paid beyond 2003 since the Company will most likely continue to pay the lease payments associated with vacated facilities on a monthly basis through the remaining life of the leases. The Company anticipates these actions will result in annual cost and expense reductions of approximately $35 million to $40 million as compared to first half 2003 run rates, when fully implemented in the first quarter of 2004.

During the third quarter of 2003, the Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, which was paid on October 1, 2003. The amount of the dividend paid was $257.2 million.

The Company does not believe that it will have a quarterly operating profit unless and until its new technologies DCT and RRD are launched and profitable and, in the meantime, it is imperative that the Company continue to control its costs and improve efficiencies to minimize its operating losses. Additionally, gross margins are expected to decline as higher margin Zip product sales are displaced with lower margin sales from sourced branded products such as optical products, external hard drives, Mini USB drives and external floppy disk drives.

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

Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly referred to as CD-RW), Jaz, PocketZip, Other Mobile and Desktop Storage Products, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Company’s Optical segment involves the distribution and sale of CD-RW drives and DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003) to retailers, distributors and resellers throughout the world. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD rewritable drives and sold on a stand-alone basis on the Company’s website. The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world. The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products such as digital cameras, audio players, handheld personal computers and notebook computers to retailers, distributors and resellers throughout the world.

The Other Mobile and Desktop Storage Products segment (formerly included in “Other”) includes: Peerless drive systems; sourced branded products such as HDD, which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002 and external floppy disk drives, which began shipping in the first quarter of 2003; Iomega software products such as Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products segment also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

The Network Storage Systems segment (formerly included in “Other”) consists of the development, distribution and sale of network attached storage (“NAS”) servers targeted toward small and medium-size businesses and enterprise workgroups and beginning late in the third quarter of 2003, sales of tape drive products, primarily bundled with NAS servers.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.5 gigabytes (“GB”), where gigabyte equals 1 billion bytes, and a removable hard disk storage system (referred to as Removable Rigid Disk or “RRD”) that is expected to have a capacity of approximately 35GB. There have been no sales associated with New Technologies and no sales are expected from RRD until the first quarter of 2004. No sales are expected from DCT until sometime during the summer of 2004. This is several months later than what was previously planned for DCT. It should also be noted that one of the large prospective digital video camera OEMs has decided to delay its decision on whether to incorporate DCT into its products until late 2004 or early 2005.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. The Network Storage Systems segment was previously presented in Other products and all 2002 amounts have been reclassified for consistent presentation. The New Technologies segment was previously presented in general corporate expenses and all 2002 amounts have been reclassified for consistent presentation.

Reportable Operating Segment Information:

                                                   For the Quarter Ended         For the Nine Months Ended
                                                   ----------------------        -------------------------
                                                   Sept. 28,    Sept. 29,        Sept. 28,       Sept. 29,
                                                      2003         2002             2003            2002
                                                   ---------    ---------        ---------       ---------
                                                                      (In thousands)
Sales:
Mobile and Desktop Storage Products:
  Zip                                              $  58,953    $ 110,726        $ 198,706       $ 368,073
  Optical                                             15,575       14,203           49,773          57,077
  Other Mobile and Desktop Storage
    Products                                          11,793        6,429           36,438          20,678
  Jaz                                                  1,024        2,621            3,931          11,733
  PocketZip                                               23          423              143             335
                                                   ---------    ---------        ---------       ---------
    Total Mobile and Desktop Storage
      Products                                        87,368      134,402          288,991         457,896
Network Storage Systems                                3,622        2,014            8,983           2,625
                                                  ----------    ---------        ---------       ---------
    Total sales                                    $  90,990    $ 136,416        $ 297,974       $ 460,521
                                                   =========    =========        =========       =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
  Zip                                              $  14,993    $  31,426        $  70,907       $ 129,222
  Optical                                             (1,285)      (2,980)             414          (4,017)
  Other Mobile and Desktop Storage
    Products                                            (679)         (98)             (97)         (6,003)
  Jaz                                                   (218)       1,137            1,112           4,088
  PocketZip                                               (6)         497              147             819
                                                   ---------    ---------        ---------       ---------
    Total Mobile and Desktop Storage
      Products                                        12,805       29,982           72,483         124,109
Network Storage Systems                               (3,666)      (1,842)         (11,883)         (3,431)
New Technologies                                      (7,022)      (2,390)         (17,961)         (5,387)
                                                   ---------    ---------        ---------       ---------
    Total PPM                                          2,117       25,750           42,639         115,291

Common Expenses:
  General corporate expenses                         (17,743)     (20,091)         (52,471)        (69,027)
  Restructuring (charges) reversals                   (7,007)         217           (6,929)          2,398
  Interest and other income, net                         561        1,397            3,610           2,978
                                                   ---------    ---------        ---------       ---------
    Income (loss) before income taxes              $ (22,072)   $   7,273        $ (13,151)      $  51,640
                                                   =========    =========        =========       =========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                   For the Quarter Ended         For the Nine Months Ended
                                                   ----------------------        -------------------------
                                                   Sept. 28,    Sept. 29,        Sept. 28,       Sept. 29,
                                                      2003         2002             2003            2002
                                                   ---------    ---------        ---------       ---------
                                                       (In thousands, except Network Storage Systems)
Impairment Charges:
  Zip                                              $       -    $  10,581        $       -       $  10,581
  Jaz                                                      -          100                -             100
                                                   ---------    ---------        ---------       ---------
                                                   $       -    $  10,681        $       -       $  10,681
                                                   =========    =========        =========       =========

Restructuring Charges (Reversals):
  Zip                                              $   5,022    $       -        $   5,022       $       -
  Non-allocated                                        7,007         (217)           6,929          (2,398)
                                                   ---------    ---------        ---------       ---------
                                                   $  12,029    $    (217)       $  11,951       $  (2,398)
                                                   =========    =========        =========       =========

Drive Units:
Mobile and Desktop Storage Products:
  Zip                                                    582        1,015            1,803           3,100
  Optical                                                169          128              501             461
  Jaz                                                      -            -                -               2
  PocketZip                                                -            -                -              12
Network Storage Systems                                1,546          979            4,437           1,751

Disk Units:
Mobile and Desktop Storage Products:
  Zip                                                  3,317        6,789           11,344          22,150
  Jaz                                                     12           34               50             160
  PocketZip                                                1           11                3              38

Seasonality

The Company’s sourced branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Zip sales to OEM customers are typically strongest during the third quarter. There can be no assurance that this historic pattern will continue and moreover this pattern could be adversely affected by the weakness and uncertainty that currently exists in the United States and global economies and consumer confidence levels. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Sales

Sales for the quarter ended September 28, 2003 of $91.0 million decreased $45.4 million, or 33%, when compared to sales of $136.4 million for the quarter ended September 29, 2002. This decrease was primarily a result of lower Zip drive and disk sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Zip product sales for the third quarter of 2003 totaled $58.9 million, representing a decrease of $51.8 million, or 47%, compared to sales of $110.7 million for the third quarter of 2002. Sales of Zip products represented 65% of total sales for the third quarter of 2003, compared to 81% for the third quarter of 2002. Zip drive sales of $38.8 million for the third quarter of 2003 decreased by $28.9 million, or 43%, consistent with a 43% decrease in Zip drive units. Zip OEM drive units accounted for approximately 54% of total Zip drive units in the third quarter of 2003 compared to approximately 56% in the third quarter of 2002. Zip disk sales of $20.2 million for the third quarter of 2003 decreased by $22.8 million, or 53%, while Zip disk units decreased by 51% from the third quarter of 2002.

Optical product sales for the third quarter of 2003 totaled $15.6 million, representing an increase of $1.4 million, or 10%, compared to sales of $14.2 million for the third quarter of 2002. Sales of Optical products represented 17% of total sales for the third quarter of 2003, compared to 10% for the third quarter of 2002. Optical units increased 32% compared to the third quarter of 2002, primarily from DVD-based products, which the Company began selling in the first quarter of 2003 and from slightly higher CD-RW units. Optical units increased faster than Optical product sales due primarily to lower prices on CD-RW based products.

Other Mobile and Desktop Storage Products sales for the third quarter of 2003 totaled $11.8 million, representing an increase of $5.4 million, or 83%, compared to sales of $6.4 million for the third quarter of 2002. The increase in Other Mobile and Desktop Storage Products sales resulted primarily from Mini USB drive sales of $3.8 million which began shipping late in the fourth quarter of 2002, a $2.6 million increase in HDD sales and from external floppy disk drive sales of $1.0 million which began shipping in the first quarter of 2003, partially offset by a $1.9 million decrease in Peerless sales and a $0.1 million decrease in other products such as CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Jaz product sales for the third quarter of 2003 totaled $1.0 million, representing a decrease of $1.6 million, or 61%, compared to sales of $2.6 million for the third quarter of 2002. The Company discontinued the Jaz drive in early 2002.

PocketZip product sales were less than $0.1 million for the third quarter of 2003 and represented a decrease of over $0.4 million compared to the third quarter of 2002. The Company discontinued the PocketZip product line in early 2002.

Network Storage Systems sales for the third quarter of 2003 totaled $3.6 million, representing a $1.6 million increase, compared to sales of $2.0 million for the third quarter of 2002. The increase was due primarily to the expansion and refreshing of the Company’s NAS product offerings during the second and third quarters of 2003. Tape drive products were also introduced late in the third quarter of 2003.

Geographically, sales in the Americas totaled $59.4 million, or 65% of total sales, in the third quarter of 2003, compared to $93.0 million, or 68% of total sales, in the third quarter of 2002. The decrease in sales dollars in the Americas was due primarily to lower Zip sales. Sales in Europe totaled $23.6 million, or 26% of total sales, in the third quarter of 2003, compared to $32.8 million, or 24% of total sales, in the third quarter of 2002. The decrease in sales dollars in Europe was due primarily to lower Zip sales, partially offset by Mini USB drive sales, increased HDD and Optical product sales. Sales in Asia totaled $8.0 million, or 9% of total sales, in the third quarter of 2003, compared to $10.6 million, or 8% of total sales, in the third quarter of 2002. The decrease in sales dollars in Asia was due primarily to lower Zip sales, partially offset by higher Optical product sales, Mini USB drive sales and increased external hard drive product sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales for the nine months ended September 28, 2003 of $298.0 million decreased $162.5 million, or 35%, when compared to sales of $460.5 million for the nine months ended September 29, 2002. This decrease was primarily a result of lower Zip drive and disk sales.

Zip product sales for the nine months ended September 28, 2003 totaled $198.7 million, representing a decrease of $169.4 million, or 46%, compared to sales of $368.1 million for the nine months ended September 29, 2002. Sales of Zip products represented 67% of total sales for the nine months ended September 28, 2003, compared to 80% for the nine months ended September 29, 2002. Zip drive sales of $123.1 million for the nine months ended September 28, 2003 decreased by $92.5 million, or 43%, while Zip drive units decreased by 42% from the nine months ended September 29, 2002. Zip OEM drive units accounted for approximately 53% of total Zip drive units in the nine months ended September 28, 2003, compared to approximately 54% in the nine months ended September 29, 2002. Zip disk sales of $75.5 million for the nine months ended September 28, 2003 decreased by $76.4 million, or 50%, while Zip disk units decreased by 49% from the nine months ended September 29, 2002.

Optical product sales for the nine months ended September 28, 2003 totaled $49.8 million, representing a decrease of $7.3 million, or 13%, compared to sales of $57.1 million for the nine months ended September 29, 2002. Sales of Optical products represented 17% of total sales for the nine months ended September 28, 2003, compared to 12% for the nine months ended September 29, 2002. Optical units for the nine months ended September 28, 2003 increased 9% when compared to the nine months ended September 29, 2002, primarily from DVD rewritable drives, which the Company began selling in the first quarter of 2003, partially offset by lower CD-RW units. Sales of Optical products decreased while units increased due primarily to product mix and lower prices. The Company expects the product mix to continue to shift from CD-RW products to DVD based products. The Company also expects price competition to continue on both CD-RW and DVD products.

Other Mobile and Desktop Storage Products sales for the nine months ended September 28, 2003 totaled $36.4 million, representing an increase of $15.7 million, or 76%, compared to sales of $20.7 million for the nine months ended September 29, 2002. The increase in Other Mobile and Desktop Storage Products sales resulted primarily from higher HDD sales of $15.5 million, Mini USB drive sales of $10.0 million which began shipping late in the fourth quarter of 2002 and sales from external floppy disk drives of $1.3 million which began shipping in the first quarter of 2003, partially offset by lower Peerless sales of $9.8 million and lower sales of $1.3 million from other products such as CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Jaz product sales for the nine months ended September 28, 2003 totaled $3.9 million, representing a decrease of $7.8 million, or 67%, compared to sales of $11.7 million for the nine months ended September 29, 2002. Sales of Jaz products represented 1% of total sales for the nine months ended September 28, 2003, compared to 3% for the nine months ended September 29, 2002. Jaz disk units decreased by 69% when compared to the nine months ended September 29, 2002. The lower volumes resulted from the Company’s decision in early 2002 to discontinue the Jaz drive.

PocketZip product sales of $0.1 million for the nine months ended September 28, 2003 decreased $0.2 million from the nine months ended September 29, 2002. The Company discontinued the PocketZip product line in early 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Network Storage Systems sales for the nine months ended September 28, 2003 totaled $9.0 million, representing a $6.4 million increase, compared to sales of $2.6 million for the nine months ended September 29, 2002. The increase was due to launching late in the first quarter of 2002 the Company’s NAS products and the expansion and refreshing of the Company’s NAS product offerings during the second and third quarters of 2003.

Geographically, sales in the Americas totaled $186.8 million, or 63% of total sales, in the nine months ended September 28, 2003, compared to $300.8 million, or 65% of total sales, in the nine months ended September 29, 2002. The decrease in sales dollars in the Americas was due primarily to lower Zip sales and to a lesser extent, lower Optical sales. Sales in Europe totaled $85.5 million, or 29% of total sales, in the nine months ended September 28, 2003, compared to $122.9 million, or 27% of total sales, in the nine months ended September 29, 2002. The decrease in sales dollars in Europe was due primarily to lower Zip sales, partially offset by Mini USB drive sales and increased HDD sales. Sales in Asia totaled $25.7 million, or 8% of total sales, in the nine months ended September 28, 2003, compared to $36.8 million, or 8% of total sales, in the nine months ended September 29, 2002. The decrease in sales dollars in Asia was due primarily to lower Zip sales.

Gross Margin

The Company’s overall gross margin of $18.2 million, or 20%, in the third quarter of 2003 compares to $46.0 million, or 34%, in the third quarter of 2002. Total gross margins in the third quarter of 2003 decreased $27.8 million, or 61% from the third quarter of 2002, primarily from lower Zip volumes and Zip restructuring charges of $5.0 million, partially offset by $10.7 million of impairment charges in the third quarter of 2002 related to the sale of the Penang Manufacturing Subsidiary. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products and the Zip restructuring charges of $5.0 million, partially offset by $10.7 million of impairment charges in the third quarter of 2002 related to the sale of the Penang Manufacturing Subsidiary. The Zip gross margin percentage was 31% in the third quarter of 2003 compared to 40% in the third quarter of 2002. This decrease resulted primarily from higher per unit costs due to declining volumes and $5.0 million of restructuring charges, partially offset by $10.6 million of impairment charges in the third quarter of 2002 related to the sale of the Penang Manufacturing Subsidiary.

The Company’s overall gross margin of $89.6 million, or 30%, in the nine months ended September 28, 2003, compares to $173.5 million, or 38%, in the nine months ended September 29, 2002. Total gross margin in the nine months ended September 28, 2003 decreased $83.9 million, or 48% from the nine months ended September 29, 2002, primarily from lower Zip volumes and Zip restructuring charges of $5.0 million, partially offset by $10.7 million of impairment charges in the third quarter of 2002 related to the sale of the Penang Manufacturing Subsidiary. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products. The Zip gross margin percentage was 42% in the nine months ended September 28, 2003, compared to 45% in the nine months ended September 29, 2002. This decrease resulted primarily from higher per unit costs due to declining volumes and $5.0 million of restructuring charges, partially offset by $10.6 million of impairment charges in the third quarter of 2002 related to the sale of the Penang Manufacturing Subsidiary.

Management does not expect further material decreases in the Zip gross margin percentage in the fourth quarter of 2003. However, management expects that the overall gross margin percentages reported for the first nine months of 2003 will decline in future periods as the product mix continues to shift from Zip products to NAS servers and sourced branded products such as CD-RW, DVD rewritable, HDD, Mini USB drives and external floppy disk drives, all of which have materially lower gross margins.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Future gross margin percentages will depend on a number of factors including: the future volume of Zip products sold; pricing actions or promotions; the mix between Zip products compared to NAS and sourced branded products; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100 megabyte (“MB”), where megabyte equals 1 million bytes, Zip 250MB and Zip 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; potential start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products (including CD-RW and DVD products); significant price competition given that CD-R, CD-RW and DVD discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

Zip PPM for the third quarter of 2003 was $15.0 million and decreased by $16.4 million, or 52%, compared to Zip PPM of $31.4 million for the third quarter of 2002. The third quarter of 2003 Zip PPM included $5.0 million of restructuring charges and the third quarter of 2002 Zip PPM included $10.6 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary. Zip PPM as a percentage of Zip sales decreased to 25% for the third quarter of 2003 from 28% for the third quarter of 2002. The decrease in Zip PPM and Zip PPM percentage resulted primarily from lower gross margins as explained above, partially offset by lower operating expenses resulting from a reduction of resources such as sales and marketing and a redeployment of resources such as research and development. The Company continues to redirect research and development resources away from Zip and toward the development of the new technologies, DCT and RRD.

Optical product loss for the third quarter of 2003 was $1.3 million and improved by $1.7 million, or 57%, compared to a product loss of $3.0 million for the third quarter of 2002. Optical product loss as a percentage of Optical sales improved to a loss of 8% in the third quarter of 2003 from a loss of 21% in the third quarter of 2002. The Optical PPM improvement in the third quarter resulted primarily from lower product costs and lower operating expenses. The Optical product loss for the third quarter of 2003 resulted primarily from a higher proportion of sales of lower margin DVD-based products and from start-up costs associated with the Super DVD product.

Other Mobile and Desktop Storage Products had a product loss of $0.7 million in the third quarter of 2003, representing a $0.6 million, or 593% increase, compared to a product loss of $0.1 million in the third quarter of 2002. The $0.6 million higher product loss resulted primarily from increased losses of $0.4 million on Peerless, $0.2 million on HDD and $0.2 million from other products such as CompactFlash, Microdrive, SmartMedia and FotoShow, partially offset by a PPM of $0.2 million from Mini USB drives.

Jaz product loss for the third quarter of 2003 was $0.2 million, reflecting a $1.3 million, or 119% decrease, compared to Jaz PPM of $1.1 million for the third quarter of 2002. The Jaz product loss resulted primarily from lower units reflecting the Company’s decision in early 2002 to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales decreased to a loss of 21% for the third quarter of 2003, compared to a profit of 43% for the third quarter of 2002, primarily due to lower volumes and a $0.4 million write-off of excess Jaz disk inventory.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PocketZip was near break-even for the third quarter of 2003, reflecting a $0.5 million, or 101% decrease, compared to a PocketZip PPM of $0.5 million in the third quarter of 2002, reflecting the Company’s decision in early 2002 to discontinue PocketZip. Third quarter 2002 PocketZip PPM of $0.5 million was higher than PocketZip sales of $0.4 million for the same period due to the release of rebate reserves, warranty reserves and excess and obsolete inventory reserves.

Network Storage Systems had a product loss of $3.7 million in the third quarter of 2003 which represented a $1.9 million higher loss, or 99%, compared to a product loss of $1.8 million in the third quarter of 2002. The increased product loss resulted primarily from under-absorbed operational overhead due to lower than planned volumes in the third quarter of 2003 and higher sales and marketing and research and development spending designed to broaden and refresh the Company’s product offering.

New Technologies product loss of $7.0 million increased by $4.6 million, or 194%, in the third quarter of 2003 compared to a product loss of $2.4 million in the third quarter of 2002. The higher loss resulted from increased spending (primarily research and development) on the two new technologies under development, DCT and RRD. The Company does not anticipate any sales from RRD until the first quarter of 2004. No sales are expected from DCT until sometime during the summer of 2004. This is several months later than what was previously planned for DCT. It should also be noted that one of the large prospective digital video camera OEMs has decided to delay its decision on whether to incorporate DCT into its products until late 2004 or early 2005.

With respect to both DCT and RRD, the Company’s two key development projects, for the fourth quarter of 2003 the Company anticipates spending approximately $4 million to $6 million in research and development and approximately $2 million of other expenses (manufacturing expenses and sales and marketing). The Company also anticipates spending approximately $2 million to $4 million in supplier tooling and manufacturing equipment for DCT and RRD during the fourth quarter of 2003. The Company anticipates that it will continue to incur significant research and development expenses in 2004 on these two projects.

General corporate expenses that were not allocated to PPM of $17.7 million in the third quarter of 2003, decreased $2.4 million, or 12%, compared to $20.1 million for the third quarter of 2002. The $2.4 million decrease resulted primarily from lower bonus and profit sharing costs of $1.0 million, lower travel expenses of $0.9 million and $0.5 million in other various cost decreases.

Zip PPM for the nine months ended September 28, 2003 was $70.9 million and decreased by $58.3 million, or 45%, compared to Zip PPM of $129.2 million for the nine months ended September 29, 2002. Zip PPM for the nine months ended September 28, 2003 included $5.0 million of restructuring charges and Zip PPM for the nine months ended September 29, 2002 included $10.6 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary. The decrease in Zip PPM resulted primarily from the lower gross margins described above, partially offset by lower operating expenses resulting from a reduction of resources such as sales and marketing and a redeployment of resources such as research and development. Zip PPM as a percentage of Zip sales increased slightly to 36% for the nine months ended September 28, 2003 from 35% for the nine months ended September 29, 2002, reflecting the lower operating expenses. The Company redirected research and development resources away from Zip and toward the development of the new technologies, DCT and RRD.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Optical PPM for the nine months ended September 28, 2003 was $0.4 million and improved by $4.4 million, or 110%, compared to a product loss of $4.0 million for the nine months ended September 29, 2002. Optical PPM as a percentage of Optical sales increased to 1% in the nine months ended September 28, 2003 from a loss of 7% in the nine months ended September 29, 2002. The Optical PPM improvement in the nine months ended September 28, 2003 resulted from lower product costs and lower operating expenses.

Other Mobile and Desktop Storage Products had a profit loss of $0.1 million for the nine months ended September 28, 2003 and improved $5.9 million, or 98%, compared to a product loss of $6.0 million in the nine months ended September 29, 2002. The $5.9 million PPM improvement resulted primarily from a $5.1 million improvement from Peerless (primarily from a $3.8 million write-off of excess and obsolete Peerless inventory in the nine months ended September 29, 2002), PPM of $1.2 million from Mini USB drives and a $0.6 million improvement from HDD, partially offset by $1.0 million of lower PPM from other products such as CompactFlash, Microdrive, SmartMedia and FotoShow.

Jaz PPM for the nine months ended September 28, 2003 was $1.1 million and decreased by $3.0 million, or 73%, compared to Jaz PPM of $4.1 million for the nine months ended September 29, 2002. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision in early 2002 to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales decreased to 28% for the nine months ended September 28, 2003, compared to 35% for the nine months ended September 29, 2002, primarily from lower volumes and a $0.6 million write-off of excess Jaz disk inventory.

PocketZip PPM for the nine months ended September 28, 2003 was $0.1 million and decreased $0.7 million, or 82%, compared to PocketZip PPM of $0.8 million for the nine months ended September 29, 2002, reflecting the Company’s decision to discontinue PocketZip. For the nine months ended September 28, 2003, PocketZip PPM of $0.1 million was the same as PocketZip sales of $0.1 million primarily due to warranty accrual releases in the first quarter of 2003. In the nine months ended September 29, 2002, PocketZip PPM of $0.8 million was higher than PocketZip sales by almost $0.5 million primarily from the favorable settlement in the first quarter of 2002 of certain supplier claims and the release of rebate reserves, warranty reserves and excess and obsolete inventory reserves.

Network Storage Systems had a product loss of $11.9 million for the nine months ended September 28, 2003, an increase of $8.5 million or 246%, compared to a product loss of $3.4 million for the nine months ended September 29, 2002. The increased product loss resulted primarily from under-absorbed operational overhead due to lower than planned volumes in the first nine months of 2003 and from higher sales and marketing and research and development spending designed to broaden the Company’s NAS product offering during the second and third quarters of 2003.

New Technologies product loss of $18.0 million increased by $12.6 million, or 233%, in the nine months ended September 28, 2003 compared to a product loss of $5.4 million in the nine months ended September 29, 2002. The higher losses resulted from increased spending (primarily research and development) on the two new technologies under development, DCT and RRD. The Company does not anticipate any sales from RRD until the first quarter of 2004. No sales are expected from DCT until sometime during the summer of 2004. This is several months later than what was previously planned for DCT. It should also be noted that one of the large prospective digital video camera OEMs has decided to delay its decision on whether to incorporate DCT into its products until late 2004 or early 2005.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General corporate expenses that were not allocated to PPM of $52.5 million in the nine months ended September 28, 2003, decreased $16.5 million, or 24%, compared to $69.0 million for the nine months ended September 29, 2002. The $16.5 million decrease resulted primarily from net favorable legal settlements of $10.9 million (a net favorable settlement of $6.0 million during the first quarter of 2003, compared to a net unfavorable legal settlement expense of $4.9 million during the first nine months of 2002), lower bonus and profit sharing costs of $4.7 million and $0.9 million from other various cost decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $26.3 million for the third quarter of 2003 decreased by $5.3 million, or 17%, compared to $31.6 million for the third quarter of 2002. The $5.3 million decrease was comprised of a $1.7 million decrease in marketing expenses despite releases in the third quarter of 2002 of $3.5 million (see below for more detail) due to reduced marketing spending during 2003 to be in line with declining sales, lower professional fees of $1.5 million, $0.7 million decrease in travel expenses, $0.6 million decrease in depreciation due to reduced spending on capital assets in the past several years and a $0.8 million net decrease in various other costs.

Selling, general and administrative expenses of $77.4 million for the nine months ended September 28, 2003 decreased by $25.4 million, or 25%, compared to $102.8 million for the nine months ended September 29, 2002. The $25.4 million decrease was comprised of net favorable legal settlements of $10.9 million (a net favorable settlement of $6.0 million during the first quarter of 2003, compared to a net unfavorable legal settlement expense of $4.9 million during the first nine months of 2002), lower professional fees of $4.6 million, lower marketing expenses of $3.7 million despite releases in the nine months ended September 29, 2002 of $7.9 million (see below for more detail) due to reduced marketing spending during 2003 to be in line with declining sales, a $2.7 million decrease in bonus and profit sharing costs, lower depreciation of $2.2 million due to reduced spending on capital assets in the past several years and $1.3 million decrease in various other costs.

As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of marketing programs increased significantly. The volume of marketing programs decreased during 2002. During 2002, the Company evaluated the marketing programs and the related processes, accruals and deductions. Based on these efforts which occurred throughout 2002, the Company revised its estimates of required marketing program accruals during the first, second and third quarters of 2002 and released approximately $3.5 million in marketing program accruals in the third quarter of 2002 that related primarily to changes in estimates associated with prior period programs (included in the $1.7 million third quarter 2003 decrease in expenditures mentioned above). Also as part of these efforts, the Company released approximately $7.9 million in marketing program accruals in the first nine months of 2002 that related primarily to changes in estimates associated with prior period programs (included in the $3.7 million decrease in the first nine months of 2003 of marketing expenditures mentioned above).

Selling, general and administrative expenses increased as a percentage of sales to 29% for the third quarter of 2003, from 23% in the third quarter of 2002, as sales declined at a faster rate than overall selling, general and administrative costs. For the third quarter of 2002, the $3.5 million marketing accrual releases equated to almost 3% as a percentage of sales. Selling, general and administrative expenses increased as a percentage of sales to 26% for the nine months ended September 28, 2003, from 22% in the nine months ended September 29, 2002, as sales declined at a faster rate than overall selling, general and administrative costs. For the nine months ended September 28, 2003, the net favorable legal settlements of $6.0 million equated to almost 2% as a percentage of sales. For the nine months ended September 29, 2002, the net unfavorable legal settlements of $4.9 million and the marketing accrual releases of $7.9 million combined to equal almost 1% as a percentage of sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bad Debt

For the third quarter of 2003, a bad debt credit of less than $0.1 million was recorded, reflecting a $0.2 million, or 86%, decrease compared to a bad debt credit of $0.3 million for the third quarter of 2002. The $0.2 million decrease in bad debt credit resulted primarily from a larger improvement in collections during the third quarter of 2002. The Company transitioned its collections to a third party in the third quarter of 2003.

For the nine months ended September 28, 2003, a bad debt credit of $1.7 million was recorded, reflecting a $0.5 million, or 21%, decrease compared to a bad debt credit of $2.2 million for the nine months ended September 29, 2002. The $0.5 million decrease in bad debt credit resulted primarily from a larger improvement in overall customer accounts during the nine months ended September 29, 2002 than during the nine months ended September 28, 2003. At September 28, 2003, the Company had $1.0 million in trade receivables in excess of 180 days past due compared to $1.8 million at December 31, 2002.

Research and Development Expenses

Research and development expenses of $7.5 million for the third quarter of 2003 were $1.5 million, or 17%, lower than research and development expenses of $9.1 million during the third quarter of 2002. Lower research and development expenses on Zip were partially offset by increased research and development expenses on DCT and RRD. Research and development expenses increased as a percentage of sales to 8% in the third quarter of 2003, compared to 7% in the third quarter of 2002 due primarily to lower sales in 2003.

Research and development expenses of $23.8 million for the nine months ended September 28, 2003 were $2.8 million, or 11%, lower than research and development expenses of $26.6 million during the nine months ended September 29, 2002. Lower research and development expenses on Zip were partially offset by increased research and development expenses on DCT and RRD. Research and development expenses increased as a percentage of sales to 8% in the nine months ended September 28, 2003, compared to 6% in the nine months ended September 29, 2002 due primarily to lower sales in 2003.

With respect to both DCT and RRD, the Company’s two key development projects, for the fourth quarter of 2003 the Company anticipates spending approximately $4 million to $6 million in research and development and approximately $2 million of other expenses (manufacturing expenses and sales and marketing). The Company also anticipates investing approximately $2 million to $4 million in supplier tooling and manufacturing equipment for DCT and RRD during the fourth quarter of 2003. The Company anticipates that it will continue to incur significant research and development expenses in 2004 on these two projects.

Restructuring Charges/Reversals

Third Quarter 2003 Restructuring Actions

During the third quarter of 2003, the Company recorded pre-tax restructuring charges of $12.0 million, of which $11.1 million was for restructuring actions initiated during the third quarter of 2003 and $0.9 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for a facility vacated in 2001 and which the Company has been unable to sublease (see the Third Quarter 2001 Restructuring Actions discussion below for more detail). The $11.1 million charge for the third quarter 2003 restructuring actions included $5.5 million for severance and benefits for 203 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations and $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail).

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Of the $12.0 million in total restructuring charges recorded in the third quarter of 2003, $5.0 million was charged to cost of sales with the remaining $7.0 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip segment and the remaining $7.0 million was not allocated to any of the business segments. All of the $12.0 million restructuring charge will be paid in cash. During the third quarter of 2003, the Company made cash payments of $7.1 million related to these restructuring actions.

Of the $5.5 million severance and benefits charges for the 203 regular and temporary personnel, $3.6 million was for 150 North American employees, $1.6 million was for 35 European employees and $0.3 million was for 18 Asian employees. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. At September 28, 2003, of the 203 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 69 employees were scheduled to work on a transition basis through the fourth quarter of 2003 and 14 employees were scheduled to work on a transition basis through the first quarter of 2004. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time and included health insurance continuance payments. Separation payments are made after the last day of employment after separation agreements have been signed by the employees. The Company anticipates that the total separation payments or liability for the 203 employees notified during the third quarter of 2003 will be $7.4 million. The $5.5 million severance and benefits costs recognized during the third quarter of 2003 included the costs associated with those employees whose positions were eliminated during the third quarter of 2003 and the ratable recognition of the severance and benefits costs to be paid to the 83 employees who will remain in transition beyond the minimum retention period (60 days) as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The remaining $1.9 million of severance and benefits costs related to the 83 transition employees will be recognized ratably over the future transition period. The Company anticipates recording additional costs of $1.3 million in the fourth quarter of 2003 and $0.6 million in the first quarter of 2004.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of the Company’s efforts to consolidate its Zip disk manufacturing. The manufacturing contract was terminated as a result of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased for the manufacture of Zip disks, for which the Company was under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of the Company’s servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting will now be performed by Company employees within the Company’s facilities.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The $2.6 million charge to reimburse a strategic supplier for its restructuring expenses related to restructuring charges incurred by a strategic supplier of the Company’s products in an effort to reduce product costs charged to the Company. Due to the continuing decline in sales of Zip products, the Company had requested the supplier to reduce their overhead costs. In order to induce the supplier to reduce its overhead costs to a level commensurate with current Zip drive volumes and at an accelerated rate compared to the overhead cost reductions called for in the contract between the parties, the Company agreed to reimburse the restructuring costs incurred by the supplier.

The Company anticipates recording another $6 million to $8 million of restructuring charges in the fourth quarter of 2003 related to the third quarter restructuring actions, bringing the total charges for the third quarter 2003 restructuring actions to $18 million to $20 million. The charges in the fourth quarter will occur once the Company has vacated various facilities and has incurred the liability for the severance charges for employees on transition. The Company also anticipates recording an estimated charge of $0.6 million in the first quarter of 2004 for severance and benefits for those employees whose transition period will end during the first quarter of 2004. None of these remaining charges will be allocated to any of the business segments.

Remaining restructuring reserves in the amount of $4.3 million are included in the Company’s other current liabilities and accounts payable as of September 28, 2003. The third quarter 2003 restructuring charges and utilization of the reserves during the three months ended September 28, 2003 are summarized below:

    Third Quarter 2003                           Original     Utilized      Balance
    Restructuring Actions                         Charge      in Cash       09/28/03
                                                 --------     --------      --------
                                                           (In thousands)

    Severance and benefits                       $  5,525     $ (2,571)     $ 2,954
    Contract cancellations                          2,945       (1,640)       1,305
    Supplier restructuring reimbursement            2,629       (2,629)           -
                                                 --------     --------      -------
                                                 $ 11,099     $ (6,840)     $ 4,259
                                                 ========     ========      =======

    Balance Sheet Breakout:
      Other current liabilities                  $  8,707     $ (5,255)     $ 3,452
      Accounts payable                              2,392       (1,585)         807
                                                 --------     --------      -------
                                                 $ 11,099     $ (6,840)     $ 4,259
                                                 ========     ========      =======

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. During the third quarter of 2003, the Company recorded an additional $0.9 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility. For more information on the third quarter 2001 restructuring actions, see Note 4 of the notes to the condensed consolidated financial statements. Remaining restructuring reserves in the amount of $3.8 million and $0.3 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of September 28, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the three months ended September 28, 2003 are summarized below:

Third Quarter 2001                           Balance        Utilized                         Balance
                                                       -------------------
Restructuring Actions                        06/29/03   Cash      Non-Cash     Additions     09/28/03
                                             --------  ------     --------     ---------     -------
                                                               (In thousands)
North America Reorganization:
  Lease cancellations (a)                    $ 2,645   $ (241)     $   -         $   -       $ 2,404
  Leasehold improvements and
    furniture (b)                                365        -        (33)            -           332
                                             -------   ------      -----         -----       -------
                                               3,010     (241)       (33)            -         2,736
                                             -------   ------      -----         -----       -------

Europe Reorganization:
  Lease cancellations (a)                        468      (13)         -           930         1,385
                                             -------   ------      -----         -----       -------
                                             $ 3,478   $ (254)     $ (33)        $ 930       $ 4,121
                                             =======   ======      =====         =====       =======

Balance Sheet Breakout:
  Other current liabilities (a)              $ 3,113   $ (254)     $   -         $ 930       $ 3,789
  Fixed asset reserves (b)                       365        -        (33)            -           332
                                             -------   ------      -----         -----       -------
                                             $ 3,478   $ (254)     $ (33)        $ 930       $ 4,121
                                             =======   ======      =====         =====       =======
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the nine months ended September 28, 2003 are summarized below:

Third Quarter 2001                           Balance           Utilized        Additions/    Balance
                                                       ----------------------
Restructuring Actions                        12/31/02    Cash     Non-Cash    (Reversals)    09/28/03
                                             -------   -------    --------     ----------    --------
                                                               (In thousands)

North America Reorganization:
  Severance and benefits (a)                 $    78   $     -     $   -         $ (78)      $     -
  Lease cancellations (a)                      3,194      (790)        -             -         2,404
  Leasehold improvements and
    furniture (b)                                431         -       (99)            -           332
                                             -------   -------     -----         -----       -------
                                               3,703      (790)      (99)          (78)        2,736
                                             -------   -------     -----         -----       -------

Europe Reorganization:
  Lease cancellations (a)                        727      (272)        -           930         1,385
                                             -------   -------     -----         -----       -------
                                             $ 4,430   $(1,062)    $ (99)        $ 852       $ 4,121
                                             =======   =======     =====         =====       =======

Balance Sheet Breakout:
  Other current liabilities (a)              $ 3,999   $(1,062)    $   -         $ 852       $ 3,789
  Fixed asset reserves (b)                       431         -       (99)            -           332
                                             -------   -------     -----         -----       -------
                                             $ 4,430   $(1,062)    $ (99)        $ 852       $ 4,121
                                             =======   =======     =====         =====       =======
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of September 28, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the third quarter of 2003, the Company recorded an additional $0.9 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility.

Interest and Other Income and Expense

Interest income of $1.2 million in the third quarter of 2003 decreased $0.8 million, or 38%, from $2.0 million in the third quarter of 2002. The decrease in interest income resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances. The lower interest rates were partly attributable to the Company’s efforts during the third quarter of 2003 to liquidate its temporary investments to have cash on hand to pay the one-time cash dividend on October 1, 2003.

Interest and other expense of $0.7 million during the third quarter of 2003 increased $0.1 million from interest and other expense of $0.6 million in the third quarter of 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income of $4.7 million in the nine months ended September 28, 2003 decreased $2.0 million, or 29%, from $6.7 million in the nine months ended September 29, 2002. The decrease in interest income resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances. The lower interest rates were partly attributable to the Company’s efforts during the third quarter of 2003 to liquidate its temporary investments to have cash on hand to pay the one-time cash dividend on October 1, 2003.

Interest and other expense of $1.1 million during the nine months ended September 28, 2003 decreased $2.6 million from interest and other expense of $3.7 million in the nine months ended September 29, 2002. The $2.6 million decrease resulted primarily from lower other expense (the nine months ended September 29, 2002 included $1.5 million for the write-down of a research and development venture investment), higher realized gains on temporary investments and lower interest expense, partially offset by higher foreign currency losses.

Interest income is expected to decrease as the Company has liquidated its temporary investments and paid $257.2 million for the one-time cash dividend on October 1, 2003. The resulting lower cash balances will significantly reduce the Company’s interest income in the fourth quarter and beyond.

Income Taxes

For the quarter ended September 28, 2003, the Company recorded an income tax benefit of $9.0 million on a pre-tax loss of $22.1 million reflecting an effective tax benefit rate of 41%. This compares to an income tax provision of $33.0 million on pre-tax income of $7.3 million, reflecting an income tax provision of $6.2 million and a net provision of $26.8 million related to the sale of the Company’s Penang Manufacturing Subsidiary for the quarter ended September 29, 2002. The $26.8 million net provision related to the Penang Manufacturing Subsidiary was comprised of a $39.6 million increase associated with foreign earnings for which no U.S. tax provision had previously been provided and a $12.8 million decrease in the valuation allowance for net deferred tax assets. Excluding the increased provision related to the provision on foreign earnings and the valuation allowance release, the adjusted effective tax rate for the third quarter of 2002 was 85%. The 85% adjusted effective tax rate in the third quarter of 2002 resulted primarily from the fact that $10.7 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary were not deductible for tax purposes.

At September 28, 2003, the Company had $36.7 million of deferred tax assets related to U.S. federal and state net operating loss carryforwards (“NOLs”). Of the total NOL deferred tax assets, $29.7 million related to U.S. federal NOLs and $7.0 million related to state NOLs. The federal NOLs reflect a tax benefit of approximately $85 million in future U.S. federal tax deductions. The state NOLs reflect a tax benefit of approximately $175 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized. The U.S. federal NOLs expire at various dates beginning in 2022 and the state NOLs expire at various dates beginning in 2004. With the repatriation of cash during the fourth quarter of 2003 for the payment of the one-time cash dividend (see Note 6, “Other Matters”, of the notes to condensed consolidated financial statements, for more detail on the impacts of the one-time cash dividend), the Company anticipates that it will fully utilize its current federal NOLs in 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company continues to maintain a full valuation allowance of $13.2 million for deferred tax assets related to foreign NOLs, which reflect the tax benefit of approximately $35.7 million in future foreign tax deductions. These NOLs expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs were generated. The largest of these foreign NOLs relate to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations are inactive and therefore, the foreign NOL related to Nomai S.A. is not likely to be realized in the future.

Net deferred tax liabilities for the Company at September 28, 2003 were $18.7 million. As of September 28, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $98.3 million have been accrued on unremitted foreign earnings of $252.1 million.

For the nine months ended September 28, 2003, the Company recorded an income tax benefit of $9.8 million on a pre-tax loss of $13.2 million which included a benefit of $4.6 million for research tax credits. Excluding the $4.6 million of research tax credits, the adjusted effective tax rate for the nine months ended September 28, 2003 was 39%. This compares to an income tax provision of $34.7 million on pre-tax income of $51.6 million in the nine months ended September 29, 2002, reflecting an income tax provision of $24.4 million, an additional tax provision of $39.6 million related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a $29.3 million decrease in the valuation allowance for net deferred tax assets. The $39.6 million provision resulted from the sale of the Company’s Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the sale of the Penang Manufacturing Subsidiary and the $29.3 million decrease in the valuation allowance, the adjusted effective tax rate for the nine months ended September 29, 2002 was 47%. The 47% effective tax rate adjusted for the valuation allowance and increased provision on foreign earnings in the first nine months of 2002 resulted primarily from $10.7 million in impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary that were not deductible for tax purposes and from the expiration of foreign tax credits due to the carryback of the 2001 net operating loss to 1996, as allowed by the Job Creation and Worker Assistance Act of 2002.

Liquidity and Capital Resources

At September 28, 2003, the Company had total cash, cash equivalents and temporary investments of $438.0 million, compared to $453.9 million at December 31, 2002, a decrease of $15.9 million or 3%. At September 28, 2003, $257.2 million of the total cash and cash equivalents was reserved for the payment of the one-time cash dividend on October 1, 2003. At September 28, 2003, another $0.2 million of the total cash on deposit was restricted in its use, compared to $3.8 million at December 31, 2002 (see below for more detail).

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, that was paid on October 1, 2003. The total amount of the dividend was $257.2 million.

At September 28, 2003, $164.1 million of cash, cash equivalents and temporary investments were on deposit in the U.S., of which approximately $137 million was reserved for the one-time cash dividend, compared to $168.7 million at December 31, 2002.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 28, 2003, the remaining $273.9 million of total cash, cash equivalents and temporary investments were on deposit in foreign countries (primarily Western Europe), of which approximately $120 million was reserved for the one-time cash dividend, compared to $285.2 million at December 31, 2002. With respect to the foreign cash that will be repatriated during the fourth quarter of 2003 for the payment of the one-time cash dividend, the amount of cash ultimately required for U.S. federal and state taxes will be less than the Company’s regular 39% rate due to the Company’s existing federal and state operating losses, tax credit carryforwards and certain states’ exclusions of foreign dividend income. The Company currently anticipates that the incremental cash paid for taxes, as a result of the repatriation of foreign cash to pay the one-time cash dividend, will be less than $10 million primarily due to the utilization of federal NOLs. The Company anticipates that it will fully utilize its federal NOLs in 2003. The repatriation of any of the remaining $153.9 million of foreign cash not used to fund the one-time cash dividend, to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 39%. Any taxes paid on the repatriation of cash to the U.S. would not impact the statement of operations as taxes have already been provided on these foreign earnings.

Working capital of $156.7 million at September 28, 2003 decreased by $275.0 million, or 64%, compared to $431.7 million at December 31, 2002. The decrease in working capital resulted primarily from the recording of the payable for the $257.2 one-time cash dividend which was paid on October 1, 2003 and from the $15.9 million decrease in total cash, cash equivalents and temporary investments. Lower trade receivables, lower inventories, lower current deferred income taxes and lower other current assets were mostly offset by lower accounts payable and lower other current liabilities.

For the nine months ended September 28, 2003, cash used in operating activities amounted to $3.8 million, a decrease of $74.7 million compared to cash provided by operating activities of $70.9 million for the nine months ended September 29, 2002. The change in cash used in operating activities resulted primarily from the net loss in the current year and changes in current assets (as described below), partially offset by changes in current liabilities (as described below) and the receipt of $7.5 million from a legal settlement in the first quarter of 2003.

Accounts receivable decreased in the nine months ended September 28, 2003 primarily from lower sales. Days sales outstanding (“DSO”) in receivables increased to 36 days at September 28, 2003, when compared to December 31, 2002 (DSO is calculated by multiplying the September 28, 2003 receivables balance by 90 and dividing that amount by the sales for the quarter ended September 28, 2003), primarily due to intra-quarter seasonality resulting from back-to-school programs, back-to-work programs in Europe and shipments of new products such as Super DVD that all occurred at the end of the quarter resulting in higher sales at the end of the quarter.  Accounts payable decreased primarily from approximately $20 million in initial purchases of inventory from the Company’s former Penang manufacturing subsidiary (which was sold on November 1, 2002) that were not due as of December 31, 2002 and from lower inventory purchases during the first nine months of 2003. Other current liabilities decreased primarily from lower margin on deferred sales and lower marketing accruals. Inventory decreased primarily due to lower levels of Zip inventories and a concentrated program to lower inventory in light of declining sales.

During the nine months ended September 28, 2003, the Company did not repurchase any shares of the Company’s Common Stock. For the nine months ended September 29, 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. As of September 28, 2003, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. Any repurchase of shares is expected to be funded using the Company’s available working capital.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company anticipates investing approximately $2 million to $4 million in supplier tooling and manufacturing equipment for DCT and RRD during the fourth quarter of 2003. During the first nine months of 2003, the Company has invested $2.9 million in supplier tooling and manufacturing equipment for DCT and RRD. The Company also anticipates incurring an additional $6 million to $8 million in expenses developing DCT and RRD during the fourth quarter of 2003. The Company anticipates that it will continue to incur significant research and development expenses in 2004 on these two projects.

During the third quarter of 2003, the Company announced plans to restructure its operations and began implementing these restructuring actions. During the third quarter of 2003, the Company recorded restructuring charges of $12.0 million and anticipates recording another $6 million to $8 million of restructuring charges in the fourth quarter of 2004. Substantially all of these charges are expected to be cash charges. During the third quarter of 2003, the Company paid $7.1 million in cash related to restructuring actions. The majority of the cash charges are expected to be paid out in the second half of 2003. Some of the cash charges will be paid beyond 2003 since the Company will most likely continue to pay the lease payments associated with vacated facilities on a monthly basis through the remaining life of the leases.

The Company believes that its balance of unrestricted and unreserved cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements (including the investments in DCT and RRD), funding of restructuring actions, capital expenditures, previously announced stock repurchase program and cash required for other activities during the next twelve months. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the future volume of Zip products sold, the Company’s ability to slow its sales decline, the progress of the Company’s product development efforts, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, litigation exposures or other unforeseen liabilities, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted and unreserved cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s current balance of unrestricted and unreserved cash, cash equivalents and temporary investments is its sole source of liquidity. Given the Company’s recent history of sales declines, there is no assurance that, if needed, the Company would be able to obtain financing from external sources or obtain a competitive interest rate.

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

Recent Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. In October of 2003, the FASB announced that it has deferred the effective date of FIN 46 until the fourth quarter of 2003. The Company plans on adopting FIN 46 during the fourth quarter of 2003. The Company does not have an interest in a VIE that meets FIN 46‘s requirements and thus the Company believes that FIN 46 will not currently impact the Company.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results

Demand for the Company's Products and Operating Efficiencies

The Company’s future operating results will depend, in large part, upon the Company’s ability to achieve and maintain a significant market demand and presence for its products and to operate profitably and efficiently. The Company’s ability to accomplish this will depend on a number of factors, including the following:

  Market demand for digital storage products in general;
  Price, performance, quality, and other characteristics of the Company’s products and of competing and substitute products rumored, announced or introduced by other vendors;
  Emergence of any competing solutions as industry standards;
  Success of the Company in meeting targeted availability dates for new and enhanced products;
  Success of the Company in establishing and maintaining OEM arrangements and meeting OEM quality, supply and other requirements;
  Willingness of OEMs to promote products containing the Company’s drives;
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
  Ability of the Company to profitably and efficiently manage its supply of products and key components, and to avoid disruptions in the supply thereof;
  Ability of the Company to maintain profitable relationships with distributors, retailers and other resellers of the Company’s products;
  Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;
  Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and
  Ability of the Company to successfully implement its announced restructuring of operations, to achieve and maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company’s revenues and profits. However, these sales have declined significantly over the past several years, both in terms of unit volumes and sales dollars. For example, for the first nine months of 2003, Zip sales were $198.7 million, a decrease of $169.4 million, or 46%, from the first nine months of 2002. Shipments of the Company’s Zip drive units for the first nine months of 2003 decreased 42% from the first nine months of 2002 and shipments of Zip disk units decreased 49% compared to same time period. The Company expects continuing declines in Zip unit sales and revenues, due to factors such as the following:

  Abandonment of Zip drive and disk usage by existing Zip drive customers as the Zip technology reaches the end of its lifecycle;
  The prevalence of optical drives (CD-RW and DVD) being built into new computers, their availability in the aftermarket and the low cost of optical media;
  The continued widespread proliferation of other low cost storage devices and media such as external hard drives and USB flash drives;
  Increasing difficulty in generating demand for Zip products through promotions and
  Potential disruptions in the supply of Zip drives and disks from the Company’s suppliers as Zip volumes continue to decline.

The Company is developing new products (DCT and RRD), has launched a line of NAS products, and has broadened its line of sourced branded products (for example, Optical, HDD, Mini USB and external floppy disk drives) in an attempt to create additional revenue streams. In the meantime, the Company’s profitability remains entirely dependent on maximizing, to the extent possible, sales of Zip drives and disks, which generate significantly higher gross and product profit margins than other Company products. However, the Company’s profitability and/or results of operations will continue to be adversely affected by Zip sales declines unless and until the Company’s other product lines become consistently profitable. There can be no assurance that they will ever do so.

As the Company’s Zip drive and disk sales have declined, it has become increasingly difficult for the Company to maintain its presence and shelf space with its key resellers and retailers. The Company anticipates continued challenges in this area for the foreseeable future. Although the Company attempts to offer competitive sales and marketing programs to induce channel customers to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful in this regard.

The Company sells a significant percentage of its total volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material adverse effect on the Company’s financial condition or operating results. There is a growing trend among personal computer OEM customers to adopt CD-RW and DVD rewritable drives as standard product features. The Company believes that this trend, which has had a material adverse impact on the Company’s Zip business, is irreversible.

As the Company’s Zip volumes continue to decline, suppliers of certain critical components of both Zip drives and disks have begun indicating that they will stop producing, or “End of Life,” such components. The End of Life of such components raises a number of business risks, including risks such as the following:

  Risks that the Company will order insufficient or excess quantities of key components;
  Risks of irreparable quality problems manifesting in certain components only after Iomega has completed last time buys of such components and
  Risks that certain suppliers may produce excess inventory of key components in the absence of firm orders from Iomega, leading to potential disputes regarding payment obligations.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company will need to properly manage the End of Life processes for such components to ensure ongoing Zip profitability. The Company can give no assurance that it will be able to do so.

In addition, as the Company’s Zip volumes continue to decline, it becomes increasingly difficult for the Company to forecast Zip revenue streams, to manage the Company’s supply of Zip products and to manage inventory of Zip products at distributors and retailers. The Company can give no assurance that it will be able to successfully manage these factors.

Notwithstanding the foregoing challenges and risks, the Company’s ability to minimize, to the extent possible, the decline in Zip unit volumes and sales will be critical to the Company’s future profitability unless and until other product lines become consistently profitable. Despite all of the Company’s initiatives to promote the Zip business, it has continued to decline. Zip sales are significantly lower in 2003 than they were in 2002, and the Company expects this trend to continue. The Company has been unable to accurately forecast and predict the actual rate of Zip decline over time. Any significant negative change in the rate of the decline, from quarter to quarter, will have a negative impact on financial results because the Company is generally unable to quickly make a corresponding reduction in operating expenses or other costs. Consequently, there is no assurance that the Company will be able to maintain its Zip business and profitability.

Optical Products

The Company ships a variety of rewritable optical (CD-RW and DVD) drives. The Company’s Optical business strategy differs fundamentally from its Zip product strategy. Material differences between the Optical and Zip businesses include the following: a) the Company does not own any significant intellectual property relating to optical drives; b) unlike Zip drives, optical drives use very low-cost, non-proprietary discs available from many sources; c) there is intense competition between different providers of optical drives and d) the Company obtains significantly lower overall gross margins on sales of optical drives than on Zip drives. The overall optical business is characterized by low gross margins, continuing end user price reductions, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. One or more of these factors could compel the Company to initiate an inventory write-down with respect to its Optical drives. In light of these factors, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can consistently achieve these objectives, and historically it has failed to do so. Since it entered the optical market in 1999, the Company has reported product losses on its Optical business every year through 2002.

In spite of these challenges, the Company believes it must maintain a presence in the optical market in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers. The Company’s Optical business activities are focused on reducing product costs and operating expenses, improving inventory management processes, receiving more favorable contract terms, improving product life cycle management and revising channel marketing programs with the ultimate goal to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) OEMs continue to offer, and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD rewritable drives and c) aftermarket internal drives are now significantly less expensive than external drives. The Company is trying to mitigate the impact of the shrinking aftermarket external CD-RW drive market by offering external DVD drive products; however, there is no guarantee that this strategy will work.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Iomega HDD, Iomega Mini USB Drives and Other Sourced Branded Products

In 2002, the Company began shipping a series of portable and desktop HDD drives and, in November 2002, the Company began shipping a series of USB flash drives. The Company may ship additional sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third-party suppliers). The Company will face many of the same challenges with these sourced branded products that it has in the optical market. For example, a) the Company does not own any significant intellectual property relating to HDD and USB flash drives and is unlikely to own significant intellectual property rights in other sourced branded products; b) there is intense competition between different providers of HDD and USB flash drives and such competition is likely to exist between suppliers of other sourced branded products and c) there is a need to continually requalify new drives and products as existing drives and products come into short supply or become obsolete.

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liability. The overall sourced product market is characterized by low gross margins, continuing end user price reductions, the frequent introduction of upgraded products and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete in this market, the Company must accurately forecast demand, secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and avoid holding excessive inventory. In addition, the Company must ensure access to an adequate supply of products in the face of potential shortages of particular products or of key components thereof. For example, there is a current worldwide shortage of flash memory products, which the Company expects to last at least through the first half of calendar year 2004. This shortage is expected to have a negative impact upon the Company’s sales of Mini USB drives or other products which incorporate flash memory. In addition, one of the Company’s key suppliers of hard disk drives has announced a product shortage on a certain capacity hard disk drive, which could negatively impact the Company’s HDD business. There is no assurance that the Company can or will be able to successfully manage any of these risks set forth above or achieve sustainable profitability on these products.

Network Storage Systems

In 2002, the Company introduced a line of Network Attached Storage (“NAS”) servers. The Company has continued to expand its product line and now offers NAS devices with capacities ranging from 160GB to 2.0TB. The NAS market is dominated by large computer providers (including Dell and Hewlett Packard/Compaq), is highly price competitive, primarily relies upon value added resellers (“VARs”) and requires core competencies in server, software, systems integration and networking technologies. The Company has little historic expertise in these areas and is attempting to implement a strategy to address these requirements and challenges. The NAS market is an emerging market and attempts to predict development of this market are inherently speculative. Moreover, the Company has not yet demonstrated an ability to operate profitably in this market. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. In the first nine months of 2003, the Company recorded product losses of $11.9 million on its NAS operations due to under-absorbed operational overhead due to lower than planned volumes and from higher sales and marketing and research and development spending designed to broaden the Company’s NAS product offerings. Indeed, the Company has recorded NAS product losses in each quarter it has shipped the product. The Company has not yet successfully developed, nor can there be any assurance that the Company will, successfully develop the necessary core competencies to compete in this market segment, that the Company’s NAS products will be successful, that the Company will be successful in implementing its “Network Storage Systems” strategy, that the Company will be able to resolve any of the other challenges set forth above or that the Company will ever achieve profitability on this product line. The Company regularly reviews the financial performance of its business segments. In reviewing its NSS business, if the Company were to decide to discontinue the business or redirect its strategy, the Company would incur material restructuring and other charges.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the third quarter of 2003, the Company began shipping tape drive products primarily bundled with NAS servers. Similar to all of the risks and challenges outlined above relating to NAS, there is no assurance that the Company will achieve market acceptance of its tape drive products or that the Company will be able to sell tape drive products profitably.

Development and Introduction of New Products and New Revenue Streams

In light of continuing declines in the Zip business, the Company believes that it must develop or acquire new products that are profitable in order to remain viable. However, the Company’s efforts in this regard have been unsuccessful in recent years. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced desktop and portable HDD drives, NAS servers and Iomega Mini USB drives. The Company has not been able to maintain profitable operations with respect to any of these products, or with respect to its Optical products, for any sustained period of time.

The Company has spent, and plans to continue to spend, significant resources on efforts to develop two new high capacity removable storage devices (DCT and RRD). In addition, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, networking, services and other related areas. The Company may spend significant resources attempting to develop new technology products or attempting to market new products incorporating such products or applications. There is no assurance that the Company will be successful in any of these endeavors. Moreover, the Company’s planned introduction of DCT, RRD and any additional new products entails risks relating to factors such as the following:

  Unforeseen manufacturing and technical challenges or delays;
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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the general risks set forth above, the Company faces specific risks with respect to its planned introduction of RRD and DCT products in 2004. Technical challenges exist with respect to both products. The manufacturing lines and production processes for these products are still being developed and unforeseen problems with the supply chain may arise with respect to either or both of the products. In addition, the Company believes that it is unlikely that either product, especially in the case of DCT, will be commercially successful in the absence of agreements with key OEMs to incorporate such products and, as of this date, no agreements with any such OEMs have been executed. There can be no assurance that the Company will be able to successfully resolve any of these challenges, problems or risks. Any such challenges, problems or risks, if unresolved, could cause the DCT or RRD new products to be cancelled before or after launch, and in such event, the Company would incur material restructuring and other charges.

General Economic Conditions

The Company’s future operating results are subject to risks associated with general economic conditions and consumer confidence. Any disruption in general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company’s operating results.

The Company believes that economic conditions in the personal computer industry remain somewhat stagnant and that these conditions have affected the computer resellers, distributors and retailers who sell the Company’s products. In addition, worldwide economic conditions are unsettled. The instability in Iraq, political tensions in other areas of the world, recent terrorist and counter terrorist activities and other events continue to create an atmosphere of uncertainty. The Company believes that these events and continued economic weakness have adversely affected the Company.

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future. In addition, there is a risk that key resellers, distributors and resellers who sell the Company’s products may require the Company to offer them increasingly favorable credit and purchase terms and conditions in exchange for continuing to carry the Company’s products. Such terms could have an adverse effect upon the Company.

Information Technology System Upgrade

During the third quarter of 2003, the Company began a project to upgrade the Company’s information technology system and re-engineer its business processes. The goal of this project is to reduce costs by reducing the number of systems needed to be maintained and to simplify business processes. There is no assurance that the Company will reduce costs or simplify processes, or avoid operational and informational interruptions as a result of the system upgrade and business process changes.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company Operations

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company’s expense levels (including budgeted selling, general and administrative and research and development expenses) are based, in part, on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company’s net income and cash flow.

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
  The Company may incur continuing increased product or operational costs. Specifically, the product prices agreed to with the vendor are contingent upon the Company purchasing certain volumes. The Company has incurred significant incremental costs as a result of not meeting the targeted volumes on Zip drives and the Company may incur additional such costs in the future;
  The Company faces new risks related to order management, supply and distribution issues;
  The Company’s lack of control over its manufacturing process may increase the risk that quality or reliability problems may arise with respect to its products;
  Possible turn-over of knowledgeable personnel or loss of technical skill sets;
  Distribution risks in the Asia Pacific region and
  Other risks associated with the fact that a third party owns the only manufacturing facility producing Zip drives and disks and thus plays a key role in the Company’s supply and sale of Zip products, increasing the significance of any difficulties encountered at that facility.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Procurement Costs

The Company believes that it must continually reduce the procurement costs of its products in order to remain viable. However, with the sale of the Company’s Penang manufacturing subsidiary, the Company has limited involvement in the manufacturing of any of the products it sells. Thus, in order to reduce product costs, the Company believes that it must successfully negotiate lower product procurement costs from suppliers. In the case of Zip in particular, the supplier may not be able to meet contractual obligations to reduce operational overhead or introduce business from other non-Iomega sources rapidly enough to offset the decline in Zip unit production, causing further price adjustments.

The Company has also consolidated all Zip disk manufacturing with one supplier with the goal to reduce costs. This consolidation entails a number of risks, including risks of disruption in the supply of Zip disks in the event of labor, quality or other problems at the Zip disk manufacturer and risks that the consolidation will not lead to reduced costs or efficiencies. There can be no assurance that the Company will be able to successfully manage these risks.

Distribution and Logistics

The Company has outsourced its distribution and logistics centers and, consequently, has become more reliant upon the computer systems of its outsourcing partners. The Company faces risks that these systems may have communication, control or reliability problems. In the outsourcing of its European distribution and logistics function, disparate computer systems between the Company and its outsourcing partners necessitated the creation of manual processes in order to record certain transactions. The Company will automate the manual processes as part of the system upgrade that was undertaken in the third quarter of 2003.

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

Reporting of Channel Inventory and Product Sales by Channel Partners

The Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. In order to make this estimation, the Company relies on its global channel partners’ weekly reporting of channel inventory and product sales by sku. Errors in reports received from channel partners could lead to inaccurate estimates of the excess channel inventory. The Company has comprehensive processes and systems checks in place to help reasonably ensure the accuracy of the reports and believes these reports to be correct in all material respects. However, there can be no assurance that the third-party data, as reported, will always be correct and reliable.

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

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of September 28, 2003, the Company employed approximately 640 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation may have an adverse effect upon the Company’s profitability or public perception.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Cost Reduction Activities

The Company significantly restructured its operations during the third quarter of 2003. In conjunction with this restructuring, the Company notified 203 regular and temporary personnel that their positions were being eliminated. Of these, 191 have either already been terminated or are scheduled to leave in the fourth quarter of calendar year 2003; the remaining individuals will leave Iomega in 2004. In conjunction with the restructuring, Iomega incurred a pre-tax restructuring charge of $12 million, which reflects expenses associated with reductions in the Company’s worldwide workforce described above; reimbursement of restructuring expenses incurred by strategic suppliers; termination of contractual obligations and lease expenses associated with unutilized facilities. There is no assurance that these restructuring actions will lead to sustainable cost reductions or will otherwise benefit the Company. In addition, in carrying out these actions, the Company is at risk that key personnel and experience may have been lost. The Company may experience short-term disruptions of information technology systems and other business operations, or strategic suppliers may experience similar disruptions as a result of their restructuring. The Company may incur legal liability and claims associated with the restructuring actions and layoff.

Changes to the Company's Board of Directors

On October 15, 2003, David Dunn, who has served as the Chairman of the Board of Directors of Iomega Corporation since its incorporation, announced that he would not stand for re-election to the Board of Directors at the next annual meeting of shareholders, currently scheduled for May 2004. In addition, on October 15, 2003, the Company announced the resignation of Mr. Louis Caldera from its Board of Directors in conjunction with his appointment as President of the University of New Mexico. There can be no assurance that the Company will be able to attract qualified persons to replace Messrs. Dunn and Caldera on its Board of Directors.

Retention of Key Employees

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so. Some skilled and experienced employees have voluntarily resigned from the Company during the third quarter and there is a risk of additional resignations by such employees, particularly in light of recent restructuring activities and the Company’s recent financial performance.

One-Time Cash Dividend

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share, to stockholders of record as of the close of business on September 15, 2003, which was paid on October 1, 2003. The total amount of the dividend was $257.2 million. As a result of paying the dividend, the Company’s cash balances have been significantly reduced and the Company may be subject to greater liquidity risks in the future.

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

Effective January 1, 2003, the Company began expensing the cost of stock options that the Company grants to employees. The Company is expensing stock options under the prospective method, which is one of the three transition methods allowed by Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Under the prospective method, the Company will begin expensing under the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” only stock options that are granted or modified after January 1, 2003. However, as a result of the payment of the one-time cash dividend on October 1, 2003, after the payment, all of the Company’s outstanding stock options will be accounted for under the fair value method of SFAS 123. The Company estimates that the impact of this action will be an additional charge in the fourth quarter of 2003 of less than $0.6 million and an additional $2.2 million that will be amortized to the income statement over the remaining vesting period of the outstanding options. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of expense to be recorded.

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

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.1 million at September 28, 2003. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of September 28, 2003, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, net income or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

IOMEGA CORPORATION AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company did not have any significant debt outstanding at September 28, 2003. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% point (100 basis points), interest income would have hypothetically increased or decreased by $3.4 million during the first nine months of 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions. The Company minimizes its credit risk associated with temporary investments by using investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities. Temporary investments at September 28, 2003 primarily consisted of corporate obligations, U.S. treasuries, U.S. agencies, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at September 28, 2003, the average duration of the Company’s temporary investments was less than 90 days, as compared to just under six months at June 29, 2003. The lower duration was attributable to the Company liquidating its temporary investments during the third quarter of 2003 to pay the one-time cash dividend on October 1, 2003. Investments with maturities in excess of three months at the time of purchase are classified as temporary investments until maturity or sale. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents consist primarily of investment grade corporate obligations, money market funds, repurchase agreements, asset-backed securities, mortgage-backed securities, U.S. agencies and U.S. treasuries.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 28, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the third quarter of 2003, the Company experienced material changes in certain of its internal controls as a result of the outsourcing of the Company’s collections and cash application function. The Company has performed an internal audit to review the internal controls of the outsourcing partner and management has concluded that the internal controls of the outsourcing partner have been designed and such controls appear to be effective, to ensure that transactions are properly processed, summarized and reported. No other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the third quarter of 2003 that were not registered under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On October 15, 2003, the Company furnished a Form 8-K announcing the Company's financial results for the quarter ending September 28, 2003 under Item 12, "Disclosure of Results of Operations and Financial Condition".

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003 Dated: November 12, 2003	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

31.3	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.4	Section 302 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

32.3	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.4	Section 906 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.