Form 10-K/A
period 2003-12-31
IOMEGA CORP
filed 2004-03-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

1-12333
(COMMISSION FILE NUMBER)

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	86-0385884 (IRS employer identification number)

10955 Vista Sorrento Parkway, San Diego, CA 92130
(Address of principal executive offices)

(858) 314-7000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.03-1/3 per share Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par value per share	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes       X           No

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 29, 2003 was $505,156,546 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant's Common Stock outstanding at March 1, 2004 was 51,528,745.

Documents incorporated by reference:

  Specifically identified portions of the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders
  into Part III of Form 10-K.

IOMEGA CORPORATION AND SUBSIDIARIES

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004. This amendment corrects a typographical error on the cover page. The “X” next to the paragraph regarding delinquent filers pursuant to Item 405 of Regulation S-K has been removed. This amendment does not change our previously reported financial statements and other financial disclosures.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

                  (1) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

IOMEGA CORPORATION (Registrant) /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer Date: March 12, 2004

EXHIBITS INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.3	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.4	Section 302 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.