Form 10-K
period 2003-12-31
IOMEGA CORP
filed 2004-03-12
CIK 352789

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

(858) 314-7000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.03 1/3 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 29, 2003 was $505,156,546 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2004 was 51,528,745

Documents incorporated by reference:

•	Specifically identified portions of the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders into Part III of Form 10-K.

IOMEGA CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce new and enhanced products and software, including DCT, a small-form factor removable flexible magnetic storage device expected to have a capacity of about 1.2 to 1.5 gigabytes (“GB”) and the REV drive, a removable hard disk storage system expected to have a native capacity of approximately 35GB and a compressed capacity of up to 90GB; the goal to ship REV products in April 2004; the expected REV products features and benefits over tape drives; the plan to launch Firewire, SCSI and S-ATA based REV drives later in 2004; the goal to ship DCT sometime during the summer of 2004; goals to recruit OEM customers for new products, particularly for REV products and DCT; the need for additional restructuring or other charges in the future; the goals and timing to achieve profitability on REV and DCT new products after their launch; the expectation that the REV products should be profitable by fourth quarter 2004; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines, particularly Zip products; expected levels of future research and development investments by the Company; the goal to achieve an annual cost and expense reduction of $35 million to $40 million as compared to first half 2003 run rates as a result of the 2003 restructuring initiatives; plans concerning the availability of PocketZip and Jaz disks and other plans concerning product lines; the goal to grow the Company’s sales; the expectation of continuing to lower product procurement costs; the goal to improve the procurement and commodity business processes to maximize profitability on sourced products; the impacts of expensing stock option grants; the expected sufficiency of unrestricted cash, cash equivalents and temporary investment balances and cash flows from future operations; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; the possible effects of an adverse outcome in the review of the Company’s SEC filings described under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations; the expected impact of the adoption of recent accounting pronouncements; the belief that the Magic Project litigation can be resolved and the possible effects of an adverse outcome in legal proceedings, as described in Note 6 of the notes to consolidated financial statements in Part IV. Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Critical Accounting Estimates and Assumptions,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Copyright © 2004 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, REV, Boot and Run, HotBurn, Active Disk, Iomega Automatic Backup, Iomega Sync, ioLink, ioClub, Jaz, PocketZip and HipZip, are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. All other trademarks referenced herein are the property of their respective owners.

IOMEGA CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS:

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company has organized its products into three broad business categories to align with its customers for marketing purposes: a) Mobile and Desktop Storage Systems, b) Network Storage Systems and c) New Technologies.

Iomega Corporation was incorporated in Delaware in 1980. The Company’s executive offices are located at 10955 Vista Sorrento Parkway, San Diego, CA 92130 and its telephone number is (858) 314-7000. The terms “Iomega” and the “Company” refer to Iomega Corporation and its wholly owned subsidiaries, unless the context otherwise specifies. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the Investor Relations section of the Company’s website at www.iomega.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Product Categories

The Company’s Mobile and Desktop Storage Systems products include the following:

•	Zip® drives, which use removable flexible magnetic disks and are available in megabyte (“MB”) capacities of 100MB, 250MB and 750MB;

•	Iomega® CD-RW drives, which store data on writable (CD-R) and rewritable (CD-RW) optical discs and read CDs;

•	Iomega DVD rewritable drives, which store data on writable (DVD+R and DVD-R) and rewritable (DVD+RW, DVD-RW and DVD-RAM) optical discs and read DVDs;

•	Iomega desktop hard disk drives (“HDD”), paperback-sized external hard drives designed for desktop use, which are available in GB capacities ranging from 80GB to 250GB;

•	Iomega portable HDD drives, pocket-sized external hard drives with capacities ranging from 20GB to 60GB;

•	Iomega Mini and Micro Mini USB drives, key-sized solid state memory devices designed for portability and available in capacities ranging from 64MB to 512MB;

•	Iomega Floppy drives which store data on 3.5-inch disks with 1.44MB capacity and

•	Software that provides automatic backup, CD/DVD writing capability and the ability to launch Active Disk™ applications automatically from a Zip disk and other storage products without separately installing the software on the host computer.

IOMEGA CORPORATION AND SUBSIDIARIES

The Company’s Network Storage Systems products include:

•	Iomega network attached storage (“NAS”) servers, which provide network-connected storage for small- and medium-sized businesses and enterprise workgroups and

•	Aftermarket service plans for Iomega NAS servers which are available either separately or bundled with NAS servers depending upon the NAS server model and may include, among other options, on-site repair, extended warranties and 24-hour phone support.

The Company’s New Technologies products include:

•	A removable hard disk storage system, referred to as Removable Rigid Disk (“RRD”) technology or by the “REV” trademark, that is expected to have a native capacity of approximately 35GB and a compressed capacity of up to 90GB and is anticipated to begin shipping in April 2004 and

•	A small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.2 to 1.5GB and is anticipated to begin shipping in the summer of 2004.

Regarding all capacity references contained in this filing, one megabyte (or “MB”) equals 1 million bytes, one gigabyte (or “GB”) equals 1 billion bytes and one terabyte (or “TB”) equals 1 trillion bytes.

Availability

Iomega’s Mobile and Desktop Storage Systems products are generally available worldwide from retailers, catalog, distribution, original equipment manufacturers (“OEMs”) and online vendors. Iomega Network Storage Systems products are available worldwide from catalog, distribution, online vendors, value-added resellers (“VARs”) and system integrators. When shipped, the Company expects REV products to be available worldwide from catalog, distribution, online vendors, VARs and system integrators. The Company also sells its products through its www.iomega.com website.

Company Products

Mobile and Desktop Storage Systems Products

Zip Products

Zip Drives. The Company introduced the Zip drive in March 1995. Designed as an affordable portable storage product for personal computer users, Zip drives address multiple needs: data storage, archiving, portable applications (with Active Disk technology, which automatically configures and launches applications contained on a Zip disk whenever the disk is inserted into a Zip drive), data transportability, file distribution (including multimedia presentations), data security and backup. Zip drives are available in 100MB, 250MB and 750MB capacities. Zip drives are compatible with leading operating systems for personal computers and workstations (both PC and Mac®). Software included with the Zip drives helps users organize, copy, move and back up their data and offers software read/write protection. Zip drives use Iomega proprietary Zip disks and are available as both an internal and external drive.

Zip Disks. Zip disks are available in 100MB, 250MB and 750MB capacities.

Optical Products

Optical products include Iomega CD-RW drives and Iomega DVD rewritable drives. Iomega CD-RW drives are used for creating customized music CDs, archiving and distributing other digital information such as photos and graphics. DVD rewritable drives are used for these purposes and for transferring and storing video content on DVD discs.

IOMEGA CORPORATION AND SUBSIDIARIES

Iomega CD-RW Drives

At December 31, 2003, the Company shipped external drives with capacities up to 52x24x52 speed. The Company also shipped a CD-RW/DVD combination drive with a CD-RW speed of 48x24x48 and a DVD-ROM read speed of 16x. The three speeds of a CD-RW drive, such as 52x24x52, represent the write (record once on CD-R media), Re-Write (rewritable speed using CD-RW media) and Read (CD-ROM) speeds, respectively. These drives are compatible with both USB 1.1 and USB 2.0 interfaces. These drives currently come with Iomega’s HotBurn® Pro CD/DVD writer software, Iomega Automatic Backup software and also include certain third-party software packages. These drives are compatible with both PC and Mac® platforms.

Iomega DVD Rewritable Drives

During 2003, the Company began selling DVD products and at December 31, 2003, sold both internal and external DVD drives. Iomega’s Super DVD rewritable drives support all DVD formats including DVD+R, DVD+RW, DVD-R, DVD-RW, DVD-ROM and DVD-RAM. These drives also support CD-R, CD-RW and CD-ROM. DVDs can store up to 4.7GB of data files per disc. All Iomega DVD rewritable drives currently ship with HotBurn Pro DVD burning software, Iomega Automatic Backup software and also include certain third-party software packages.

The Company anticipates that DVD technology, like CD-RW technology, will be characterized by rapid advances in available write, re-write and read speeds. The Company may offer DVD rewritable drives with upgraded speeds as they become available, provided that market demand and other factors make it prudent for the Company to do so.

Other Mobile and Desktop Storage Systems Products

Iomega HDD Drives

Iomega Desktop HDD Drives. Iomega desktop HDD drives add storage easily and quickly to personal computers. Complete with Iomega Automatic Backup software and Norton Ghost™ disaster recovery software, they are preformatted for ease of use. USB 1.1, USB 2.0 and FireWire® compatibility make switching between PC and Mac® easy. The Iomega desktop HDD drives are available in capacities ranging from 80GB to 250GB and come in a 3.5-inch form factor.

Iomega Portable HDD Drives. Iomega portable HDD drives make security, recovery and data storage easy. These drives for PC or Mac® are available in 20GB to 60GB capacities. USB 1.1, USB 2.0 and FireWire® compatibility make switching between PC and Mac® easy. They feature patented Shock Resistance Technology for a compact device (2.5-inch form factor) that is small enough to fit in a shirt pocket. The portable HDD drives ship with Iomega Automatic Backup software and Norton Ghost™ disaster recovery software and are preformatted for ease of use. The drives are host powered, so they can be used without needing a separate power supply.

Iomega Mini and Micro Mini USB Drives

Introduced during the fourth quarter of 2002, the Iomega Mini and Micro Mini USB drives are portable, easy-to-use secure devices for transporting and sharing data. They are as small as a car key and plug into any computer’s USB port. Active Disk applications can launch and run directly from the drives. The drives

IOMEGA CORPORATION AND SUBSIDIARIES

have capacities ranging from 64MB to 512MB and offer Mini Lock software (PC only) to password protect the data on the drive. Iomega Mini USB drives come in both USB 1.1 and USB 2.0 interfaces. During the first quarter of 2004, the Company began shipping the Iomega Micro Mini™ USB drives with USB 1.1 and USB 2.0 interfaces. Micro Mini USB drives are smaller than Iomega Mini USB drives and have capacities ranging from 64MB to 128MB.

Iomega Floppy USB Drive

Iomega Floppy USB drive is a host-powered external drive, so it can be used without needing a separate power supply. The Floppy USB drive reads and writes to all formatted floppy disks.

Software

HotBurn® CD/DVD Writer Software. HotBurn and HotBurn Pro software are designed to simplify the process of creating CDs and DVDs. HotBurn Pro software is an advanced version of HotBurn software that gives the user greater control over CD/DVD burning options. HotBurn and HotBurn Pro software include CD and DVD mastering, packet writing and cover editing. HotBurn Pro software is included with the Company’s CD-RW and DVD rewritable drives. Both HotBurn and HotBurn Pro software can be downloaded from the Iomega website. HotBurn software has been licensed to ValuSoft, Inc., under the Burn & Go Gold CD/DVD label, while HotBurn Pro software has been licensed to ValuSoft, Inc., under the Burn & Go Professional label.

Iomega Active Disk™ Software. Iomega Active Disk software, which incorporates patented technology developed by Iomega, allows users to automatically launch and run software applications directly from their removable storage devices. Users simply connect their device or insert their disk in the drive and the Active Disk enabled application launches and runs automatically. When finished, users simply close their application, disconnect their device and the software along with all of the related work is saved to the secure, removable storage device. Active Disk software allows the user to stay mobile and organized.

Iomega Automatic Backup™ Software. Iomega Automatic Backup software (“Automatic Backup”) is designed to maintain copies of important files safely and automatically. Users select the folders on any storage device (e.g., hard drives, network drives or other storage devices) that they want to protect. Then, every time users save a file to one of these folders, Automatic Backup automatically makes a backup copy to the storage device selected by the user. Automatic Backup can also store multiple file revisions, so users can recover earlier versions of important files if the current version is damaged. Automatic Backup is bundled with many of the Company’s products and can be downloaded from the Iomega website.

Iomega Sync™ Software. Iomega Sync software keeps files on multiple computers synchronized. Active Disk powered Iomega Sync software launches and runs from a storage device, such as a Zip disk, USB Flash drive or external hard disk drive. As files are changed and saved, Iomega Sync software automatically synchronizes the selected data on the computer system’s hard drive with the data on the targeted storage device, so that the latest file revisions are always on the targeted storage device.

Peerless Products

The Peerless drive and disk systems began shipping during the second quarter of 2001 in 10GB and 20GB configurations. During 2002, with the launch of Iomega HDD drives, the Company began to discontinue the Peerless drives and related Peerless disks. The Company continues to sell Peerless products from existing inventory.

IOMEGA CORPORATION AND SUBSIDIARIES

Jaz® Products

During the first quarter of 2002, the Company discontinued its Jaz drive products. However, the Company currently sells Jaz disks to support the installed base of Jaz drives.

Jaz products, which were first introduced in December 1995, addressed the high-performance needs of computer users in several areas including graphics and desktop publishing, software development, CAD/CAM, web authoring, audio and video development, corporate backup and personal use. Jaz drives use proprietary Iomega Jaz disks.

PocketZip™ Products

During the first quarter of 2002, the Company discontinued its PocketZip drive and HipZip™ digital audio player (“HipZip”) products. However, the Company currently sells PocketZip disks to support the installed base of PocketZip drives and HipZip players, which play music stored on Iomega’s PocketZip 40MB disks.

PocketZip drives, which were first introduced in December 1998, were miniaturized removable-media storage devices designed for use in a variety of handheld consumer electronics devices and notebook computers. PocketZip 40MB disks are flexible magnetic disks in a 2” by 2” metal jacket. PocketZip drives and HipZip players use proprietary Iomega PocketZip disks.

Network Storage Systems Products

Iomega Network Attached Storage

During 2003, the Company focused on the NAS target market under $25,000, which may be further divided into three categories, entry level (prices less than $2,000), mid-range (prices from $2,000 to $5,000) and high-end (prices $5,000 and greater). The Company shipped NAS servers with capacities of up to 2TB, with most servers featuring hot swappable drives (drives that can be changed without rebooting the server) and RAID (redundant array of independent disks) technology for increased security. Iomega NAS servers use Microsoft® Windows® as the operating system.

During the fourth quarter of 2003, the Company decided to focus its NAS strategy on the low end and certain models of the mid-range of the target market and is in the process of exiting the high-end (products costing $5,000 to $25,000 per unit) of the target market. During 2004, the Company plans to focus on the sales of servers with capacities ranging from 160GB to 1TB. By focusing on the low end of the target market, the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already addressing these customers. Despite significant efforts and spending on marketing and product introductions during 2002 and 2003, the Company was not successful in penetrating the high-end of the target market and first tier corporate reseller channels and thus made the decision to exit this part of the NAS market. The Company will continue to support all products that have been sold.

Aftermarket service plans for Iomega NAS servers are available either separately or bundled with NAS servers depending upon the NAS server model and may include, among other options, on-site repair, extended warranties and 24-hour phone support.

New Technologies and Products

During 2003, the Company’s research and development efforts were focused primarily on two new high-capacity removable storage devices, a removable hard disk storage system, REVTM, that is expected to have a

IOMEGA CORPORATION AND SUBSIDIARIES

native capacity of approximately 35GB and a compressed capacity of up to 90GB and a small-form factor removable flexible magnetic storage device, DCT, that is expected to have a capacity of about 1.2 to 1.5GB. REV product sales are expected to begin in April 2004. The initial versions of the REV drive will be in USB and Atapi interfaces, with Firewire, SCSI and S-ATA interfaces planned for later in 2004. DCT sales are expected to begin during the summer of 2004. Like any new development, these two technologies, DCT in particular, are subject to significant technical, manufacturing and market adoption risks. The Company anticipates that it will continue to incur significant research and development expenses in 2004 on these two projects.

REV products are designed for backup and high-capacity portable storage for small- and medium-sized businesses and enterprise workgroups. Compared to traditional tape systems, REV drives and disks are expected to be faster, more durable, easier to maintain and provide random access to data. They are anticipated to cost significantly less than most tape alternatives, including DDS, DAT-72, VXA®, AIT-1, DLT® and DLT VS80.

DCT is designed as a low-cost, high-capacity portable storage platform for consumer electronics devices. With the 1.2 to 1.5GB capacity of DCT disks, consumers will be able to transfer video clips, audio tracks and photos between supported devices; store data permanently on secure low-cost media; erase and reuse disks as needed and carry workplace files wherever they are needed. Camcorders, motion video digital still cameras, audio and video players, PC Card enabled flat panel televisions and personal video recorders are among the target applications of this new platform. The Company believes that the success of DCT is dependent upon significant adoption by consumer electronics OEMs of this product during the later part of 2004 and early 2005.

Product Development

In addition to its research and development expenses for new technologies, such as REV and DCT new products and software enhancements for existing and anticipated products, the Company incurs development expenses in the sourcing, qualification and testing of its sourced products, including CD-RW and DVD rewritable drives, NAS servers and other products. During 2003, 2002 and 2001, the Company’s research and development expenses were $31.6 million, $36.2 million and $49.5 million, respectively (or 8.1%, 5.9% and 6.0%, respectively, of net sales).

The Company is continuing its efforts to expand software applications to be used with the Company’s current product offerings to provide additional value to the customer, such as enhancing the HotBurn CD/DVD burning software and data protection/data mobility applications like Automatic Backup. The Company is also developing Boot and Run™ technology (a technology that will allow immediate recovery and use of a computer system directly from REV products in the event of a computer system failure).

The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. The Company’s future success will depend, in significant part, on its ability to continually develop and introduce, in a timely manner, new storage products with improved features and to develop and source those new products within a cost structure that enables the Company to sell such products through effective channels at competitive prices. There can be no assurance that the Company will be successful in developing, procuring and marketing new and enhanced products that meet both the performance and price demands of the data storage market.

Marketing

The Company’s worldwide marketing objective is to build awareness and generate demand for the Company’s products. The Company’s worldwide marketing efforts are focused on the positioning and messaging of the Company’s products and software to enhance the value of the Iomega brand. The

IOMEGA CORPORATION AND SUBSIDIARIES

Company delivers brand and product-specific messages to a variety of target segments including computer users, Information Technology (“IT”) managers and OEMs via a broad assortment of communication vehicles including advertising, public relations, tradeshows and events, direct marketing and the www.iomega.com website. These awareness-generating activities are enhanced with demand stimulus programs and promotions, such as direct mail or e-mail offers to target market segments, for distribution, reseller and retail channel partners.

The Company markets internal Zip 250MB and Zip 750MB drives to personal computer manufacturers, which in turn incorporate these drives into personal computers for sale to end users. The Company supports specific OEM marketing programs directed at these OEM partners (see the “OEMs and Private Label Customers” section below for information about OEMs which support Iomega products).

In addition, the Company actively focuses on marketing to and developing the small- and medium-sized business segments. The Company’s brand marketing resources develop programs focused on small- and medium-sized businesses, large educational institutions and major federal and state government agencies. Activities during 2003 included advertising, direct marketing programs and e-marketing activities, as well as participation in Storage Industry events targeted at IT management and small businesses. To enhance the Company’s ability to serve this important market segment, the Company has actively recruited qualified VAR partners to sell the Company’s products. These VAR partners are supported through the Company’s ioLink initiative with marketing programs, training and sales materials.

The Company organizes its marketing and product development initiatives around Mobile and Desktop Storage Systems, Network Storage Systems and New Technologies.

Marketing initiatives for Mobile and Desktop Storage Systems products are designed to promote usage and generate incremental disk consumption. To enhance or differentiate its products, the Company has focused on software development and promotes software titles such as Iomega Automatic Backup, Iomega Sync, HotBurn and the Active Disk technology. The Company’s marketing efforts for its NAS products are primarily directed toward small- and medium-sized businesses. The Company’s New Technologies marketing efforts are directed toward generating interest among computer OEMs, VARs and systems integrators for REV products and consumer electronics OEMs and retailers for DCT products.

Sales

The Company sells its products primarily through computer product and consumer electronic distributors, retailers, VARs, OEMs and private label customers. The Company’s Zip products are targeted primarily to the small- to medium-sized business, home office, retail consumer, personal computer OEM and key segments including government, education, health care, business services and manufacturing. The Company’s sourced branded products (Optical, HDD, Mini and Micro Mini USB drives and Floppy USB drives) are targeted primarily to the retail consumer market. The Company’s Network Storage Systems products are targeted primarily to the small- to medium-sized business market and sold through VARs, catalogs and distributors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 15 to the notes to consolidated financial statements for financial information about the Company’s business segments.

The Company’s sourced branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Zip sales to OEM customers are typically strongest during the third quarter. There can be no assurance that this historic pattern will continue. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

IOMEGA CORPORATION AND SUBSIDIARIES

Retail Sales

Retail outlets for the Company’s products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. In Europe, Asia and Latin America, the Company sells its products to the retail channel indirectly through distributors. The Company’s products are sold at a retail level by most of the leading retailers of computer products in the United States. Retailers with whom the Company sold directly to as of December 31, 2003 in the United States included Best Buy, Circuit City, CompUSA, Datavision, Fry’s Electronics, J&R Music World, MicroCenter, Office Depot, Office Max, Quill Corporation, Sam’s Club, Staples, Viking Office Products and WalMart Stores.

Distributors

Distributors as of December 31, 2003 included Bell Microproducts, D&H Distributors, Inc., Horizon USA, Ingram Micro, Inc., Tech Data, SP Richards, Synnex and United Stationers in the U.S.; Actebis, Banque Magnetique, CMS Peripherals, Datamatic S.P.A., Dexxon Data Media S.A., E&K Data, Esprinet S.P.A., Tech Data International S.A.R.L. and Ingram Micro Europe in Europe; Ingram Micro, Neoteric Informatique Pvt. Ltd. and Tech Pacific in Asia and Azerty de Mexico, Darck Technologies, Exel del Norte, Golden Distribuidora, Officer Distribuidora, Pentaxis Chile and Intcomex in Latin America.

Direct catalog partners as of December 31, 2003 included CDW Computer Centers, Corporate Express, PC Connection and PC Mall.

Company Website

The Company offers its products, including various promotional items, through its www.iomega.com website.

International Sales

The Company sells its products outside North America primarily through international distributors. The Company has several sales offices in Europe, Asia and Latin America. The majority of sales to European customers are denominated in Euro. All sales to Latin American and Asian customers are denominated in U.S. dollars. In total, sales outside of the United States represented 42%, 37% and 33% for the years ended December 31, 2003, 2002 and 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 15 of the notes to consolidated financial statements for more information on international sales.

OEMs and Private Label Customers

In addition to sales through retail and distribution channels, the Company has entered into a number of agreements with a variety of OEMs within the computer industry. The Company has arrangements with many of the major PC manufacturers to incorporate Zip drives into their computer systems as optional features. Despite decreasing total Zip sales, the Company’s percentage of Zip drive sales to OEM customers has remained fairly steady with OEM customers accounting for approximately 51%, 53% and 51% of total Zip drive units sold in 2003, 2002 and 2001, respectively.

The Company has a private-branding arrangement with Fuji covering the sale of Zip 100MB, 250MB and 750MB disks globally in packages that include the Zip brand name in addition to Fuji’s name.

IOMEGA CORPORATION AND SUBSIDIARIES

Manufacturing

During the fourth quarter of 2002, the Company completed the sale of its Penang, Malaysia Manufacturing Subsidiary to Venture Corporation Limited (“Venture”), where the Company’s Zip drives and disks and certain other products are manufactured (See the caption entitled “Penang Manufacturing Subsidiary Impairment Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 2 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the sale of this subsidiary). The Company entered into a five-year manufacturing services agreement with Venture and the Company’s former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other storage related products.

With the sale of the Penang Manufacturing Subsidiary, the Company no longer has any manufacturing facilities. The Company has outsourced the manufacturing of its products to other vendors.

Although the Company believes it is positioned to obtain an adequate supply of its products in the future, there can be no assurance that the Company will not from time to time encounter difficulties, particularly on the Zip product line, in achieving desired levels of product; that it will be successful in managing relationships with its suppliers; that suppliers will be able to meet the Company’s quality, quantity, pricing and other requirements for manufactured products or that vendors of components, subcomponents and prefabricated parts will be able to meet quantity, quality, pricing and other requirements of the Company.

Distribution

During 2002, the Company completed the outsourcing of all of its distribution and logistics centers. During the first half of 2002, the Company outsourced its European product distribution center and logistics. With the sale of the Penang Manufacturing Subsidiary during the fourth quarter of 2002, the Company outsourced its Asian product distribution center. During 2001, the Company outsourced its product distribution center from the Company’s North Carolina facility and closed this facility as part of the Company’s third quarter 2001 restructuring actions. During first quarter 2004, the Company entered into an agreement with a global provider of logistics services with the goal to consolidate its worldwide distribution and logistics requirements with one prime contractor.

Components and Sourced Products

Although the Company has sold its Penang Manufacturing Subsidiary and has outsourced its manufacturing capabilities, the Company has retained responsibility for the supply of certain key components for its Zip products. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of various key components on a timely and cost effective basis. Some components incorporated or used in the Company’s products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. More and more frequently, as the Zip product line reaches the end of its lifecycle, suppliers of critical components for Zip products continue to announce their intention to discontinue manufacturing. In such cases, the Company attempts to make an end-of-life (“EOL”) purchase on the required component(s) based on its estimates of all future requirements. There is no assurance that an EOL purchase option will be available from a supplier who has chosen to discontinue a component. Moreover, there can be no assurance that the Company’s estimates of future requirements will be accurate or that the components purchased would not be subsequently lost, become defective or be otherwise damaged. In summary, there can be no assurance that the Company will be able to obtain a sufficient supply of components for its Zip products on a timely and cost effective basis.

IOMEGA CORPORATION AND SUBSIDIARIES

The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of sourced products on a timely and cost effective basis. Most sourced products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements.

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase order are based on estimated sales requirements. In the case of new products or products with declining sales, it is difficult to estimate future product demand, which could result in excess purchase commitments, where the Company has made commitments for purchases that the Company does not anticipate utilizing and therefore are considered excess.

Backlog

The Company had an order backlog at the end of December 2003 of approximately $14 million, which was the same as at the end of December 2002. The entire December 31, 2003 order backlog is expected to be filled during 2004. The purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty. The Company has experienced some cancellations or rescheduling of orders in backlog. Moreover, it is common in the industry during periods of product shortages or perceived product shortages for customers to engage in practices such as double ordering in order to increase a customer’s allowance of available product. Accordingly, the Company’s backlog as of any particular date should not be relied upon as an indication of the Company’s actual sales for any future period.

Competition

The Company’s Zip products compete with other data storage devices, such as internal and external hard drives, magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives, magneto optical drives, flash memory devices and internal and external optical disc drives. Current competing systems of removable-media data storage devices include: Memory Stick (product produced by Sony Corporation), Microdrive (product owned by Hitachi Ltd.), CompactFlash (product produced by many companies), SmartMedia and Secure Digital Cards (products produced by many companies), miniature USB flash drives (products produced by many companies), CD-R, CD-RW and DVD rewritable drives and discs and removable hard drives and disks (products produced by several companies). Although the Company believes that its Zip products offer advantages over the other removable-media storage devices and other storage solutions available today, the Company believes that the price, performance and usability levels of existing removable-media products have improved and will continue to improve and that other companies will continue to introduce new removable-media storage and non-removable storage devices. Further, the Company believes that broad adoption of CD-RW drives has had a significant adverse impact on the Company’s Zip product line and the Company’s CD-RW sales have not and are not expected to offset the sales decline of the Zip product line. As a result of the foregoing, the Company believes that Zip sales will continue to decline and will be significantly less in 2004 as compared to 2003.

To the extent that Zip drives are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which are offered by companies such as Seagate, Western Digital Corporation and Maxtor Corporation, as well as integrated computer manufacturers such as NEC, Fujitsu, Hitachi Ltd. and Toshiba. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market. In addition, one of the key features offered by Zip technology, the ability to transport electronic data, is increasingly fulfilled by various internet applications and by USB flash drives. Thus, Zip technology

IOMEGA CORPORATION AND SUBSIDIARIES

competes with a variety of internet applications with respect to moving and sharing files. Internet applications that are developing increased levels of security and performance is a continuing factor in the decline of the Zip product line.

The Company believes that it is currently the only source of technology for the disks used in its Zip drives. It is possible that other sources of supply for disks used in Zip drives will emerge as a result of another party succeeding in producing disks that are compatible with Zip drives without infringing the Company’s proprietary rights.

Iomega Optical drives (which include recordable/rewritable CD and DVD rewritable drives) compete with other CD-RW and DVD rewritable products, as well as most of the magnetic products listed above as competitors for Zip drives. The CD-RW and DVD rewritable drive markets have different segments in which drive suppliers compete. Numerous companies manufacture CD-RW and DVD rewritable drives. CD-RW drive manufacturers include: Acer, Aopen, BTC, Cyberdrive, Delta, LG Electronics, Lite-On, Mitsumi, NEC, Panasonic, Philips, Plextor, Ricoh, Samsung, Teac, Toshiba, Ultima and Yamaha. DVD rewritable drive manufacturers include: Asus, BenQ, BTC, LG Electronics, Lite-On, NEC, Panasonic, Pioneer, Philips, Plextor, Ricoh, Samsung, Teac and Toshiba. LG Electronics, Lite-On and Philips lead the market in manufacturing capacity for these drives. Many of these manufacturers sell directly to personal computer OEMs as well as into the aftermarket channels under their own brand names. Adoption of internal CD-RW and DVD rewritable drives by personal computer OEMs is expected to continue to grow as drive prices decline. Drive manufacturers also sell their drive components or finished drives to resellers which use their own engineering expertise prior to resale to add value to the drive such as interface, external design, software as well as brand name. Some of these companies which purchase CD-RW drives from manufacturers include: Iomega, ACS Innovations International, Actima Technology Corporation, Cendyne Creative Technology Ltd., Freecom, Hewlett-Packard (“HP”), Hi-Val, I-O Magic, LaCie, Memtek Products, Inc., Pacific Digital, Sony, TDK, Traxdata and Waitec. Companies which purchase DVD rewritable drives from manufacturers include: Iomega, HP, I-O Magic, LaCie, Mitsumi, Pacific Digital, Sony, TDK, Traxdata and Waitec. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Given that the Company is sourcing substantially complete drives from manufacturers while also competing with them, it is subject to significant supply risk and situations where the manufacturer under prices the Company in the market.

As is the case with CD-RW and DVD rewritable drives, there are numerous manufacturers and resellers of HDD drives and Mini and Micro Mini USB drives. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support and software/accessories included with the drives. Given that the Company is sourcing substantially complete drives from manufacturers while also competing with them, it is subject to significant supply risk and situations where the manufacturer under prices the Company in the market.

The Company’s Network Storage Systems products compete with other NAS products as well as traditional methods for increasing storage on network servers. These traditional methods of expanding storage capacity include: additional hard drives, tape drives/tapes, general purpose servers (“GPS”) and direct attached storage (“DAS”) that are connected to the system. In addition, some companies are choosing to deploy a higher end solution like Storage Area Networks. The Company believes that NAS offers a more compelling product solution than DAS or the purchase of an incremental server by being less costly per gigabyte, more efficiently enabling workgroup file sharing, being fast and easy to deploy and having a lower total cost of ownership because there are no applications running on the device.

During 2003, the Company focused on the NAS target market under $25,000, which may be further divided into three categories, entry level (prices less than $2,000), mid-range (prices from $2,000 to $5,000) and high-end (prices $5,000 and greater). During 2004, the Company plans to compete primarily in the entry level category and to offer certain products in the mid-range market. The key competitors in these two

IOMEGA CORPORATION AND SUBSIDIARIES

categories include: Dell, Snap Appliance, Linksys and HP. The Company intends to compete by providing small- to medium-sized businesses relevant features, competitive pricing, brand recognition, strong relationships in the VAR and catalog channels, quality, customer support and strong sourcing relationships. Given that the Company is sourcing substantially complete products from a limited number of sources, it is subject to significant supply risks.

The Company anticipates that REV product sales will begin in April 2004. The Company expects that REV products will face significant competition from a variety of technologies, including the following: entry-level and low-end magnetic tape drives from manufacturers such as HP, Certance, Quantum, Sony and their respective OEMs; optical-based products incorporating either recordable or rewritable CD or DVD technology, including new products based on Blu-Ray and similar high-capacity optical storage technologies from Sony, LG Electronics, Hitachi Ltd., Phillips and others; magneto-optical technologies from manufacturers such as Sony and Fujitsu and external hard disk drives from manufacturers such as Certance and Maxtor.

The Company anticipates that DCT product sales will begin in the summer of 2004. The Company expects that DCT technology will face significant competition from a variety of technologies, including the following: solid-state, compact flash- (or similar) based products such as XD, Memory Stick/Pro, SD/MMC, Compact Flash and miniature USB drives; miniature hard drives such as the Hitachi/IBM MicroDrive and similar products from manufacturers such as Toshiba and Panasonic, including removable hard drives in PCMCIA format; optical based products incorporating either recordable or rewritable CD or DVD technology and the Cornice Storage Element product. In addition, potential DCT competitors could include any of the potential competitors identified above as competitive with Iomega’s Zip products.

The Company believes that in order to compete successfully against current and future sources of competition, it will be necessary to further reduce the costs of its products, thus enabling the Company to profitably sell its products at lower prices in response to competition. During 2003, the Company incurred $16.5 million in restructuring charges with the intent of reducing ongoing operational costs. The Company also incurred $39.0 million in restructuring charges during 2001 to reduce ongoing operational costs. (See the caption entitled “Restructuring Charges/Reversals” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 5 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the 2003 and 2001 restructuring charges. During 2002, the Company sold its Penang Manufacturing Subsidiary to Venture, where the Company’s Zip drives and certain other products are manufactured (See the caption entitled “Penang Manufacturing Subsidiary Impairment Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 2 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the sale of this subsidiary). Through these and other actions, the Company is continuing to focus on reducing the costs of its products by reducing the cost of parts and components used in the Company’s products through improved inventory management and product design modifications and by taking advantage of industry-wide reductions in costs and decreasing defect rates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of such products.

As new and competing removable-media storage devices are introduced, it is possible that any such competing solution that achieves a significant market presence or establishes a number of significant OEM relationships will emerge as an industry standard or achieve a leading market position. If such is the case, there can be no assurance that the Company’s products would achieve or maintain significant market acceptance.

IOMEGA CORPORATION AND SUBSIDIARIES

The Company believes that in order to compete successfully against current and future sources of competition, it will also need to differentiate its products from the competition through effective marketing and advertising portraying the benefits of the Company’s products, such as the software embedded in the products that lends to ease of use of the Company’s products.

The Company’s only product currently being sold in the OEM market is Zip. In the OEM market, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per megabyte of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), broad adoption and standardization of the technology across many devices, ease of installation and use, brand, perceived functionality and utility and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inch. The Company currently offers 3.5-inch Zip drives. The Company currently offers internal Zip drives in ATAPI, USB and FireWire® interface models.

The data storage industry is highly competitive and the Company expects that the industry will remain highly competitive in the future. In addition, the data storage industry is characterized by rapid technological development. The Company competes with many companies that have greater financial, manufacturing and marketing resources than the Company. The availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices could adversely affect the Company’s business.

Proprietary Rights

The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its technology. While the Company currently intends to carefully manage and, where appropriate, vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its technology and enforce its rights will be successful. The Company has pending approximately 310 U.S. and foreign patent applications relating to its Zip, Jaz, REV and PocketZip drives and disks, CD-RW drives, DCT technology and various software applications, although there can be no assurance that such patents will be issued. The Company holds approximately 540 individually or jointly owned U.S. and foreign patents relating to its Zip, Jaz, PocketZip, REV drives and disks, DCT technology, software applications and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. There can be no assurance that any patents or other intellectual property rights obtained or held by the Company will provide substantial value or protection to the Company, that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

The validity of certain of the Company’s patents has, in the past, been challenged by parties against whom the Company has asserted infringement claims. If another party were to succeed in producing and selling Zip compatible disks in volume, without infringing or violating the Company’s intellectual property rights, the Company’s sales would be adversely affected and such adverse effects could be material. It is also possible that the price at which the Company sells its proprietary disks could be adversely affected by the availability of such disks from other parties. Moreover, because the Company’s Zip disks have higher gross margins than the Zip drives, the Company’s net income would be disproportionately affected by any such sales shortfall.

The Company has various registered trademarks in the United States, several of which are also registered trademarks in other countries.

IOMEGA CORPORATION AND SUBSIDIARIES

Due to the rapid technological change that characterizes the Company’s industry, the Company believes that the success of its products will also depend on the technical competence and creative skill of its personnel in addition to legal protections afforded its existing drive and disk technology.

As is typical in the data storage industry, the Company is regularly notified of alleged claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the outcome of such claims and there can be no assurance that such claims will be resolved in the Company’s favor. An unfavorable resolution of one or more of such claims could have a material adverse effect on the Company’s business or financial results. The data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. The Company has in the past been engaged in infringement litigation, both as plaintiff and defendant. There can be no assurance that future intellectual property claims will not result in litigation. If infringement were established, the Company could be required to pay substantial damages or be enjoined from selling the infringing product(s) in one or more countries, or both. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome and there can be no assurance that the Company will be able to obtain any necessary licenses on satisfactory terms.

Certain technology used in the Company’s products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to Zip products. The termination of a license arrangement could have a material adverse effect on the Company’s business and financial results.

Employees

As of December 31, 2003, the Company employed 591 individuals worldwide. None of the Company’s employees are subject to a collective bargaining agreement.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on the Company in 2003 and is not expected to have a material effect in 2004.

ITEM 2.	PROPERTIES:

The Company’s executive offices and corporate headquarters are located in leased offices in San Diego, California. A portion of the Company’s research and development, operations, facilities and other administrative functions are located in leased offices in Roy, Utah. In addition, the Company leases office space in various locations throughout North America for local sales, marketing and technical support personnel, as well as other locations used for research and development activities.

Outside North America, the Company leases office space in Geneva, Switzerland for use as its European headquarters. The Company leases office space in Singapore for its Asia Pacific headquarters. The Company also leases office space throughout Europe, Asia and South America for local sales, marketing and technical support personnel. The Company considers its properties to be in good operating condition and suitable for their intended purposes. The Company owns substantially all equipment used in its facilities.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3.	LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Note 6 of the notes to consolidated financial statements and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of March 12, 2004 were as follows:

Werner T. Heid	45	President and Chief Executive Officer and Director

Anna L. Aguirre	41	Vice President, Human Resources and Facilities

Sean P. Burke	42	Vice President and General Manager, Mobile and Desktop Solutions

Thomas D. Kampfer	40	Vice President, General Counsel and Secretary

Gregory S. Rhine	46	Vice President and General Manager, Americas

Barry Zwarenstein	55	Vice President, Finance and Chief Financial Officer

Werner T. Heid has been a Director of the Company since May 2000 and was elected President and Chief Executive Officer in June 2001. From June 2000 to June 2001, Mr. Heid served as Executive Vice President, Worldwide Sales, Marketing, Product Strategy and Service of InFocus Corporation, a designer and manufacturer of digital multimedia projectors and services. In May 1998, Mr. Heid became President of Proxima Corporation (“Proxima”) a developer, manufacturer and marketer of multimedia projection products that was acquired by InFocus Corporation in June 2000. Prior to joining Proxima, Mr. Heid held a variety of management positions over twelve years at HP, a global provider of computer and imaging solutions and services. His roles included Worldwide Marketing Manager of HP All-in-One and HP Color Copier products, as well as European Marketing Manager for HP’s LaserJet printer and printer supplies business.

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

IOMEGA CORPORATION AND SUBSIDIARIES

Sean P. Burke joined the Company in January 2003 as Vice President and General Manager, Mobile and Desktop Solutions. Prior to joining the Company, Mr. Burke spent twelve years at Compaq Computer Corporation (including six months with HP, after Compaq Computer Corporation was acquired by HP), a global manufacturer of computer products and services, where he held a variety of management positions. Mr. Burke’s roles included Vice President and General Manager, iPAQ Products Business Unit as well as Vice President of Asia Consumer Business located in Singapore.

Thomas D. Kampfer joined the Company in July 2001 as Vice President, General Counsel and Secretary. From February 2001 to July 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January 1995 to January 2001, Mr. Kampfer was with Proxima. While at Proxima, he served in several capacities including General Counsel and Secretary and Vice President, Business Development. Prior to Proxima, Mr. Kampfer spent eleven years at IBM Corporation, a global manufacturer of computer products and services, where he held a variety of engineering and legal positions.

Gregory S. Rhine joined the Company in August 2002 as Vice President and General Manager, Americas. Prior to joining the Company, Mr. Rhine served from November 2001 to August 2002 as Vice President of Worldwide Sales for Danger, Inc., a venture-backed startup that developed a client server wireless application platform that delivers applications to wireless devices. Prior to Danger, Inc., Mr. Rhine served from July 1999 to October 2001 as Vice President of Worldwide Sales and Service for Palm, Inc., a handheld computer company. Prior to Palm, Inc., Mr. Rhine served from October 1997 to June 1999 as Vice President and General Manager for VeriFone, an electronic payment systems and software company, which was acquired by and became a division of HP. Prior to VeriFone, Mr. Rhine spent nine years at Apple Computer, a designer and manufacturer of computers and other consumer electronic equipment, in a variety of senior sales and channel management positions, including Vice President of Americas Channel Development and Distribution Sales.

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

IOMEGA CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 2003, there were 5,865 holders of record of Common Stock. The Company has not historically paid regular recurring cash dividends on its Common Stock. However, during the third quarter of 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share, which was paid on October 1, 2003 to stockholders of record on September 15, 2003. The Company currently has no plan to pay cash dividends in the future. The following table reflects the high and low sales prices as reported by the New York Stock Exchange for 2003 and 2002.

Price Range of Common Stock

	2003		2002
	High	Low	High	Low
1st Quarter	$11.94	$7.90	$9.80	$8.00
2nd Quarter	11.94	8.94	13.90	8.80
3rd Quarter	12.12	10.53	13.30	9.90
4th Quarter (1)	11.38	5.05	10.80	7.40

(1)	Pursuant to New York Stock Exchange Rules, the “ex-dividend date” with respect to the $5.00 per share one-time cash dividend was set as October 2, 2003. Accordingly, prior to the commencement of trading on October 2, 2003, the Company’s stock price was reduced by $5.00 to reflect the payment of the cash dividend.

ITEM 6.	SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of the consolidated statements of operations, balance sheets and other information for each of the last five years (adjusted for the one-for-five reverse stock split effected on September 28, 2001). The information for 2001 has been reclassified to show the effects of Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”) which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The Company did not have the necessary information to reflect an EITF 00-25 reclassification for 2000 and 1999. The EITF 00-25 reclassification did not impact operating income.

IOMEGA CORPORATION AND SUBSIDIARIES

The following selected financial data should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations:
Sales	$391,344	$614,363	$831,094	$1,300,184	$1,525,129
Cost of sales	281,068	378,239	645,504	810,500	1,169,630

Gross margin	110,276	236,124	185,590	489,684	355,499

Operating expenses:
Selling, general and administrative(1)	104,416	130,438	217,122	287,696	292,061
Research and development	31,555	36,249	49,522	58,577	76,481
Restructuring charges (reversals)	11,437	(2,423)	38,946	(4,814)	51,699

Total operating expenses	147,408	164,264	305,590	341,459	420,241

Operating income (loss)	(37,132)	71,860	(120,000)	148,225	(64,742)

Interest and other income (expense)	4,536	4,029	13,875	14,093	(6,515)

Income (loss) before income taxes	(32,596)	75,889	(106,125)	162,318	(71,257)

Benefit (provision) for income taxes	13,735	(41,170)	12,846	7,312	(32,232)

Net income (loss)	$(18,861)	$34,719	$(93,279)	$169,630	$(103,489)

Net income (loss) per common share:
Basic	$(0.37)	$0.68	$(1.74)	$3.13	$(1.92)

Diluted	$(0.37)	$0.68	$(1.74)	$3.07	$(1.92)

Dividends paid per share	$5.00	$—	$—	$—	$—

Zip Sales Information:
Zip sales	$246,090	$478,523	$633,191	$984,823	$1,202,609
Zip drive units	2,221	4,049	5,223	6,997	9,691
Zip disk units	14,514	27,835	34,421	54,786	64,417
OEM % of Zip drive units	51%	53%	51%	43%	51%

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

	December 31,
	2003	2002	2001	2000	1999
	(In thousands, except employee data)
Significant Balance Sheet Items:
Total cash, cash equivalents and temporary investments	$168,931	$453,864	$329,046	$377,919	$210,915
Trade receivables, net	37,234	54,477	89,396	139,461	175,511
Inventories	23,745	40,525	56,336	102,497	103,019
Deferred income taxes	17,790	27,573	39,978	43,471	—
Current assets	260,190	590,929	534,523	682,407	530,940
Property, plant and equipment, net	16,053	18,102	55,197	101,589	137,700
Goodwill	11,691	11,691	11,691	15,408	23,723
Other intangible assets, net	4,525	6,755	9,744	13,885	8,020
Total assets	292,530	627,599	613,975	815,439	703,231

Current liabilities	123,095	159,209	219,645	292,214	335,572
Long-term obligations and notes payable	1,471	2,244	3,018	3,791	45,505
Deferred income taxes	30,076	55,107	12,374	30,684	—
Retained earnings	92,725	135,292	100,573	193,852	24,222
Total stockholders’ equity	137,888	411,039	378,938	488,540	320,788
Total liabilities and stockholders’ equity	292,530	627,599	613,975	815,439	703,231

Other Metrics:
Cash for the U.S. entity	$697	$168,641	$135,473	$199,156	$179,476
Cash for non-U.S. entities	168,234	285,223	193,573	178,763	31,439

Total cash, cash equivalents and temporary investments	$168,931	$453,864	$329,046	$377,919	$210,915

Working capital	$137,095	$431,720	$314,878	$390,193	$195,368

Total employees	591	850	2,097	3,429	3,907

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company has organized its products into three broad business categories to align with its customers for marketing purposes: a) Mobile and Desktop Storage Products, b) Network Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include Zip drives and disks, optical drives including CD-RW and DVD rewritable drives as well as portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB drives, external floppy disk drives and various software titles. At December 31, 2003, Network Storage Systems consisted of a selection of network attached storage (“NAS”) servers with capacities of 160 gigabytes (“GB”), where 1 gigabyte equals 1 billion bytes, to 2 terabytes (“TB”), where 1 terabyte equals 1 trillion bytes. The Company’s New Technologies include the development expenses associated with two new magnetic storage technologies, a removable hard disk storage system, referred to as Removable Rigid Disk (“RRD”) technology or by the “REV” trademark, that is expected to have a native capacity of approximately 35GB and a compressed capacity of up to 90GB and a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.2 to 1.5GB. There have been no sales associated with New Technologies. No sales are expected from REV products until April 2004 and no sales are expected from DCT until sometime during the summer of 2004.

During 2003, the Company reported a net loss of $18.9 million, or $0.37 per share, on sales of $391.3 million which compares to net income in 2002 of $34.7 million, or $0.68 per diluted share, on sales of $614.4 million. Sales decreased primarily from the continuing decline of the Zip product business. The net loss for 2003 included pre-tax restructuring charges of $16.5 million, but was favorably impacted by $6.0 million of net pre-tax legal settlements and various tax adjustments which net to a $1.0 million benefit (See the tax discussion for more details). Net income for 2002 included costs relating to the sale of the Company’s Penang Manufacturing Subsidiary, consisting of $10.7 million pre-tax impairment charges and an additional $39.6 million tax provision related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a benefit of $29.4 million resulting from a decrease in the valuation allowance for net deferred tax assets. Net income for 2002 also included an $11.2 million pre-tax release of marketing accruals, $4.9 million of net unfavorable pre-tax legal settlements, a $4.2 million pre-tax release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a pre-tax $2.4 million reversal of restructuring charges.

For 2003, the Company had an operating loss of $37.1 million, compared to an operating profit of $71.9 million for 2002. The operating loss for 2003 included $16.5 million of restructuring charges and $6.0 million of net favorable legal settlements. Operating income for 2002 included $10.7 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary, an $11.2 million release of marketing accruals, $4.9 million of net unfavorable legal settlements, a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $2.4 million reversal of restructuring charges.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During 2003, the Company implemented plans to restructure its operations and recorded restructuring charges of $16.5 million and anticipates recording another $0.5 million of restructuring charges in the first quarter of 2004, primarily for the severance and benefits of employees who are on transition. Substantially all of the 2003 restructuring charges are expected to be cash charges. During 2003, $11.7 million of cash was paid for the 2003 and previously recorded 2001 restructuring actions. Some of the cash charges will be paid beyond 2004 since the Company will most likely continue to pay the lease payments associated with vacated facilities on a monthly basis through the remaining life of the leases. The Company anticipates paying approximately $4 million in 2004 in cash for both the 2003 and 2001 restructuring actions. The Company anticipates that the 2003 restructuring actions will result in annual cost and expense reductions of approximately $35 million to $40 million as compared to first half 2003 run rates, when fully implemented in 2004.

Despite the Company’s efforts to slow the decline in Zip product sales, the Company expects the sales from Zip products to continue to decline as the product segment completes its lifecycle. Other mobile and desktop sales increased as the Company introduced new mobile and desktop storage products such as Mini and Floppy USB drives to leverage the Iomega brand. Although increased sales of these products partially offset the decline in Zip sales during 2003, the Company’s margins on such products are substantially smaller than on Zip products. During 2004, the Company plans to continue introducing new mobile and desktop storage products. With respect to the Company’s Optical products, the Company plans to continue the transition from CD-RW drives to DVD rewritable drives. During the fourth quarter of 2003, the Company decided to focus its NAS strategy on the low end and certain models of the mid-range of the target market and is in the process of exiting the high-end (products costing $5,000 to $25,000 per unit) of the target market. During 2004, the Company plans to focus on the sales of servers with capacities ranging from 160GB to 1TB. By focusing on the lower end of the target market, the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. Despite significant efforts and spending on marketing and product introductions during 2002 and 2003, the Company was not successful in penetrating the high-end of the target market and first tier corporate reseller channels and thus made the decision to exit this market.

The Company is also continuing to focus the majority of its research and development resources on its two new magnetic storage technologies, REV products and DCT. The Company’s number one goal is to successfully launch its REV products in April 2004. The Company plans to target REV products as a tape replacement product for both the entry and mid-range segments of the tape drive market. With respect to DCT, the Company plans on introducing a DCT-based credit card sized PC Card drive and external USB 2.0 (Hi-Speed USB) drive under the Iomega brand in the summer of 2004. It is the Company’s goal to gain the commitment of leading consumer electronics brands to either build the drive into future products or adopt some of the available DCT-based original design manufacturer’s designs. The Company believes that in order to achieve this goal, it is critical to successfully demonstrate that consumers value low-cost, high capacity removability in mobile consumer electronic applications. The Company further believes that the overall commercial success of DCT is dependent upon significant consumer electronics OEM adoption of the product.

The Company does not believe that it will be able to generate a quarterly operating profit unless and until its new REV products and DCT technology are successfully launched and become profitable. In the meantime, it is imperative that the Company continues to control its costs and improve operating efficiencies to minimize losses. Management anticipates that REV products should be profitable by the fourth quarter of 2004, but it is unlikely that DCT will be profitable during 2004, unless some major OEMs adopt DCT technology into their products. Additionally, the Company’s overall gross margins are expected to continue to decline as higher margin Zip product sales are displaced with lower margin sales from sourced branded products such as optical products, external hard drives, Mini and Micro Mini USB drives and external floppy disk drives.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During the third quarter of 2003, the Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, which was paid on October 1, 2003. The amount of the dividend paid was $257.2 million. At December 31, 2003, the Company’s total cash, cash equivalents and temporary investment balance was $168.9 million (see the Liquidity and Capital Resources discussion for more detail on the tax impacts of repatriating the foreign cash). The Company believes this total cash is sufficient to operate the business and fund the investments required for REV and DCT products for the next two or more years.

Critical Accounting Estimates and Assumptions

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made that are highly uncertain at the time the estimate is made and are susceptible to material changes from period to period include revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts, inventory valuation reserves and tax valuation allowances. Actual results could differ materially from these estimates.

Management has discussed the development and selection of the following critical accounting estimates and assumptions with the Audit Committee of the Company’s Board of Directors (“Audit Committee”) and the Audit Committee has reviewed these disclosures.

Revenue Recognition

The Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. OEM and VAR customers are not considered to have excess inventory as they tend to not carry more than four weeks of inventory. The distribution, retail and catalog channels’ four-week requirements are estimated based on inventory and sell-through amounts reported weekly to the Company by the Company’s key customers, who make up the majority of the Company’s sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. This inventory and sell-through information is reported to the Company at the stock keeping unit (“Sku”) level. However, for purposes of the excess inventory calculation, this information is accumulated at the major product level (i.e. Zip 100 megabyte (“MB”) drive, Zip 250MB drive, etc). The Company uses the last 13 weeks of reported sell-through information to calculate a weekly average, which is then used to estimate the channels’ four-week requirements. This estimate may not be indicative of four weeks of future sell-through. The Company defers sales and cost of sales associated with estimated excess channel inventory in the consolidated statements of operations, with the resulting offset being reflected in the consolidated balance sheets in margin on deferred revenue. At December 31, 2003, the Company had $7.7 million in margin on deferred revenue associated with excess channel inventory, which reflected a deferral of $16.7 million of sales and $9.0 million of cost of sales. At December 31, 2002, the Company had $17.9 million in margin on deferred revenue associated with excess channel inventory, which reflected a deferral of $30.3 million of sales and $12.4 million of cost of sales. The decrease in the reserve for 2003 resulted primarily from lower levels of Zip product channel inventory.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates and Assumptions (Continued)

The Company believes that the accounting estimates related to excess channel inventory are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the variability of the different inputs to the calculation of the reserve such as changes in the level of channel inventory and channel sell-through rates (2) the material impact that changes in these inputs can have on sales, cost of sales and margin on deferred revenue and (3) a change in methodology in calculating the Company’s four-week requirement could have a material impact on sales, cost of sales and margin on deferred revenue. Excess channel inventory is a critical estimate for all segments of the Company’s business.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in excess channel inventory accruals would not impact the Company’s liquidity.

Price Protection and Rebate Reserves

The Company has agreements with some of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized. Estimates for rebates are based on a number of variable factors that depend on the specific program or product. These variables include the anticipated redemption rate of rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience. Changes in any of these variables would have a direct impact on the amount of the recorded reserves. The Company uses price protection and rebate programs in all of its segments and the statement of operations charges are recorded against their respective segment.

The Company believes that the accounting estimates related to price protection and rebate programs are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the assumptions made concerning redemption rates and other variables and (2) changes in this reserve can have a material impact on sales and trade receivables.

Price protection and rebate reserves have been variable in the past. For example, during 2002, $4.2 million of price protection and rebate reserves that were recorded in prior periods were released as they were not claimed as originally estimated.

Reserves for volume and other rebates and price protection totaled $18.7 million and $29.2 million at December 31, 2003 and 2002, respectively, and are netted against trade receivables in the consolidated balance sheets. The decrease in this reserve for 2003 was primarily a reflection of lower rebate and price protection programs during 2003 relative to the lower sales in 2003. The Company believes that the use of rebates will continue to be a significant part of the Company’s business strategy.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in price protection and rebate accruals would not impact the Company’s liquidity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates and Assumptions (Continued)

Marketing Program Accruals

The Company, as part of its normal operations, has entered into contracts with many of the Company’s distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of the Company’s products for various marketing purposes. The purpose of these contracts is to encourage advertising and promotional events to promote the sale of the Company’s products. The Company also contracts with various third parties to support these customer programs. The Company accrues for the estimated costs of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support costs are incurred. During the period, the customer and Company develop and approve specific marketing programs to utilize the above funds in a manner intended to best promote the Company’s products. On a quarterly basis, the Company evaluates the adequacy of these marketing program accruals to cover known marketing programs that the Company has agreed to pay and/or share costs with the customer. In addition, the Company evaluates the specific programs for proper classification of these costs in accordance with Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”).

The Company believes that the accounting estimates related to marketing program accruals are “critical accounting estimates” because changes in these accruals can have a material impact on selling, general and administrative expenses in the consolidated statement of operations and on accrued marketing in the consolidated balance sheets. The Company makes estimates regarding marketing program accruals in all of the Company’s segments and the statement of operations impact is either specifically identified by segment or allocated across all segments depending upon the nature of the program.

At December 31, 2003, these accrued marketing costs totaled $8.6 million, compared to $15.4 million at December 31, 2002. The decrease in accrued marketing costs during 2003 was attributable to lower accruals resulting from fewer marketing programs relative to lower sales during 2003. During 2002, the Company released $11.2 million of marketing accruals that related primarily to changes in estimates associated with various programs the Company implemented during 2000 and 2001 as the Company attempted to reverse the declining trends of revenue. The Company’s previous accrual process combined with the lag times associated with customer claims and the high volume of programs during 2000 and 2001 made it difficult to determine when the individual marketing claims were actually completed. In conjunction with this, the Company also anticipated that there would be full participation by all customers but it was difficult to determine the actual liability until a full review of all customer deductions had been completed. In several instances, some customers subsequently chose not to participate in the marketing programs. Each customer routinely deducts from its payment those items that it believes the Company owes the customer for market development funds and other programs. With some programs, customers were entitled to incentive sales payments and the reserves remained until the deductions came through. In some cases, the customer combined the deduction with other claims.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in marketing program accruals would not impact the Company’s liquidity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates and Assumptions (Continued)

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

The Company believes that the accounting estimates related to allowance for doubtful accounts are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the addition or removal of reserves for specific customer accounts, which require judgment and subjectivity when assessing the financial strength and ability of specific customers to pay their account balances and (2) changes in specific customer reserves can have a material impact on bad debt expense in the consolidated statement of operations and on trade receivables in the consolidated balance sheets. The statement of operations impact of adjustments to the allowance for doubtful accounts is allocated to the Company’s segments based on a percentage of sales.

The Company’s customer base is quite concentrated and changes in either a customer’s financial position or the economy as a whole could cause actual write-offs to be materially different from the estimated reserve. For example, at December 31, 2003, the customers with the ten highest outstanding trade receivable balances totaled $38.4 million, or 65% of the gross trade receivables, compared to $61.2 million, or 69% of gross trade receivables, at December 31, 2002. At December 31, 2003, the largest outstanding trade receivables balance from the largest customer was $10.4 million, or 18% of gross trade receivables, compared to the trade receivables balance from the largest customer of $13.5 million, or 15% of gross trade receivables, at December 31, 2002. If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

During 2003, the allowance for bad debt expense decreased $2.6 million primarily from lower sales and the related lower receivables balances.

During 2002, the allowance for bad debt expense decreased $6.1 million, of which $5.1 million was the result of decreases in specific reserves. During 2002, the Company reached a settlement with a U.S. customer for which the Company had previously established a $3.5 million reserve and released $1.5 million of this reserve. During 2002, the Company also released the majority of $1.6 million in specific reserves previously established for European customers as the customers unexpectedly paid on a majority of their balances, with only a minimal portion of the reserves being utilized. The remaining $1.0 million decrease was a result of lower receivables and improved agings.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in the allowance for doubtful accounts would not impact the Company’s liquidity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates and Assumptions (Continued)

Inventory Valuation Reserves

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers inventory which is not expected to be sold within the next nine months, as forecasted by the Company’s material requirements planning systems, as excess and thus appropriate reserves are established through a charge to cost of sales.

The Company believes that the accounting estimates related to inventory valuation reserves are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due primarily to estimating future sales volumes of products and future sales prices, (2) the competitive nature of the technology industry which can quickly change the price of the Company’s products in the market place or the overall demand for the Company’s products and (3) changes in the value of inventory can have a material impact on cost of sales and inventory valuation reserves.

Inventory valuation reserve adjustments are necessitated primarily from changes in estimating future sales volumes and from changes in the estimates made of future sales prices. Estimating future sales volumes and future sales prices is particularly difficult for new products, end-of-life products, NAS products and for sourced branded products (such as Optical, HDD and Iomega Mini and Micro Mini USB drives). The price competition and short product life cycles of source branded products make it especially difficult to estimate both future sales and future sales price levels.

Zip products have shown a long market life compared to the Company’s other products and combined with the high margins associated with Zip products, they have historically not been as susceptible to inventory valuation reserve adjustments as some of the Company’s other products. Although purchase order commitments for the majority of Zip components are extended for no greater than three months, declining volumes make mitigation of risk more difficult. As Zip volumes continue to decline, the risk associated with inventory valuation reserves will increase.

During 2003, the Company recorded a net increase in inventory valuation reserves of $2.0 million which was recorded in cost of sales in the consolidated statement of operations. This $2.0 million net increase was comprised of an addition of $8.0 million to the inventory valuation reserves which was partially offset by $6.0 million in inventory reserve utilizations into cost of goods sold as product that had been previously reserved was sold or scrapped. The $8.0 million addition to the inventory valuation reserves was comprised of $4.6 million for Zip products, $1.8 million for Optical products and $1.6 million for other products (primarily NAS, Jaz and HDD). The $4.6 million Zip write-off was primarily for the reserve of inventory components previously purchased which exceed current estimated needs. The $1.8 million write-off for Optical products primarily resulted from the continued price decline necessary to sell Optical products. The $1.6 million write-off for other products primarily related to the discontinuance of the high-end of the target market NAS servers, excess Jaz inventory and lower prices for HDD. The $6.0 million of inventory reserve utilizations was primarily for Peerless, Zip and Optical products. During 2002, the Company recorded a net release of inventory reserves of $2.1 million which was recorded in cost of sales in the consolidated statement of operations. This $2.1 million net release was comprised of $4.2 million of inventory write-offs related to Peerless and NAS products and was considered normal recurring operations and was more than offset by $6.3 million in inventory reserve utilizations into cost of goods sold as product that had been previously reserved

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates and Assumptions (Continued)

was sold or scrapped. As product is sold below cost, inventory reserves previously established are utilized to bring the product to a break even point as the loss on the product has already been recognized in prior periods. As the Company continues to offer new products or exits product lines, there is no assurance that further inventory valuation reserves will not be required.

At December 31, 2003, the Company had inventory valuation reserves of $8.5 million, which compares to inventory valuation reserves of $6.5 million at December 31, 2002. The increase in inventory valuation reserves during 2003 was primarily attributable to increases in reserves as described above.

Adjustments to the inventory reserves are a non-cash adjustment and would not affect the Company’s liquidity.

Tax Valuation Allowances

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided or released, as necessary. During this evaluation, the Company reviews its actual operating results and its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is needed. Adjustments to the valuation allowance will increase or decrease the Company’s tax provisions.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and to changes in the Company’s future income forecasts and (3) changes in the tax valuation allowance can have a material impact on the tax provision in the consolidated statement of operations and on deferred income taxes in the consolidated balance sheets.

For example, during 2003, the Company increased its valuation allowance by $4.7 million, primarily as a result of its evaluation of the realizability of its increased state net operating loss carryforward (“NOL”) deferred tax assets, which were adjusted in conjunction with the completion of an IRS audit. During 2002, the Company recorded a $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of a $12.8 million decrease in valuation allowance, related to the sale of the Penang Manufacturing Subsidiary (see Note 2 of the notes to consolidated financial statements for more detail) and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with U.S. NOLs. The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

Adjustments to deferred tax valuation allowances are non-cash adjustments and do not affect the Company’s liquidity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly referred to as CD-RW), Other Mobile and Desktop Storage Products, Jaz, PocketZip, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. Until the sale of the Penang Manufacturing Subsidiary in November 2002, the Company also manufactured its Zip drives and some of its Zip disks. The Company’s Optical segment involves the distribution and sale of CD-RW drives and DVD rewritable drives (DVD rewritable drives which began shipping in limited quantities in the first quarter of 2003) to retailers, distributors and resellers throughout the world. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD rewritable drives and sold on a stand-alone basis on the Company’s website.

The Other Mobile and Desktop Storage Products segment (formerly included in “Other”) includes: Peerless drive and disk systems; sourced branded products such as portable and desktop HDDs, which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002 and external floppy disk drives, which began shipping in the first quarter of 2003; Iomega software products such as Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products segment also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world.

The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products to retailers, distributors and resellers throughout the world.

The Network Storage Systems segment (formerly included in “Other”) consists of the development, distribution and sale of NAS servers targeted toward small- and medium-sized businesses and enterprise workgroups.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a removable hard disk storage system (referred to as Removable Rigid Disk technology or by the “REV” trademark) that is expected to have a native capacity of approximately 35GB and up to 90GB compressed and a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.2 to 1.5GB. There have been no sales associated with New Technologies and no sales are expected from REV products until April 2004. No sales are expected from DCT until sometime during the summer of 2004.

In early 2002, the Company discontinued the Jaz drive and PocketZip product line, including HipZip digital audio players (“HipZip”), which were being reported in the PocketZip segment. Under the Other Mobile and Desktop Storage Products category, the Company also discontinued in early 2002 its FotoShow, Microdrive, CompactFlash and SmartMedia products. The Company has continued to sell disks for Jaz and PocketZip products to support the installed drive base of these products.

During 2003, the Company recorded $5.0 million of restructuring charges as cost of sales that were charged to the Zip segment (see the section below entitled, “Restructuring Charges/Reversals” for more detail).

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

During 2002, the Company recorded impairment charges of $10.7 million as cost of sales, of which $10.6 was charged to the Zip segment and $0.1 million was charged to the Jaz segment. These impairment charges resulted from the Company selling its Penang Manufacturing Subsidiary (see the section below entitled, “Penang Manufacturing Subsidiary Impairment Charges” for more detail).

During 2001, the Company recorded non-restructuring charges of $77.1 million, of which $71.4 million was charged to the respective product lines mainly as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow, CD-RW and other inventory, equipment and other assets; loss accruals for related supplier purchase commitments and other various contractual arrangements. During 2001, the Company recorded restructuring charges of $1.3 million associated with the Optical segment (see the sections below entitled, “Non-Restructuring Charges” and “Restructuring Charges/Reversals” for more detail).

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 “Operations and Significant Accounting Policies” of the notes to consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. The information for 2001 has been reclassified to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001, comprised of $2.2 million for Zip, $0.8 million for Optical, $0.1 million for Jaz and $0.1 million for Other Mobile and Desktop Storage products. The EITF 00-25 reclassification did not impact PPM. In 2003, the Company created new reporting segments called “Other Mobile and Desktop Storage Products” and “Network Storage Systems”. Amounts associated with these new segments were presented as “Other” in the prior years. Additionally, the Company has added the segment “New Technologies”. Amounts related to this new segment from 2002 have been reclassified from “General corporate expenses”.

Sales, PPM (Product Loss) and Other Information by Significant Business Segment

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Sales:
Mobile and Desktop Storage Products:
Zip	$246,090	$478,523	$633,191
Optical	71,853	79,493	103,542
Other Mobile and Desktop Storage Products	55,601	34,150	22,578
Jaz	4,977	14,040	64,851
PocketZip	174	996	6,932

Total Mobile and Desktop Storage Products	378,695	607,202	831,094
Network Storage Systems	12,649	7,161	—

Total sales	$391,344	$614,363	$831,094

PPM (Product Loss):
Mobile and Desktop Storage Products:
Zip	$89,310	$175,437	$153,080
Optical	(1,532)	(3,633)	(53,008)
Other Mobile and Desktop Storage Products	593	(6,405)	(48,584)
Jaz	1,169	5,157	18,397
PocketZip	125	1,434	(37,426)

Total Mobile and Desktop Storage Products	89,665	171,990	32,459
Network Storage Systems	(17,943)	(5,547)	—
New Technologies	(25,530)	(8,669)	—

Total PPM	46,192	157,774	32,459

Common Expenses:
General corporate expenses	(71,887)	(88,337)	(109,192)
Restructuring (charges) reversals	(11,437)	2,423	(37,599)
Non-restructuring charges	—	—	(5,668)
Interest and other income (expense)	4,536	4,029	13,875

Income (loss) before income taxes	$(32,596)	$75,889	$(106,125)

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Non-Restructuring and Impairment Charges:
Mobile and Desktop Storage Products:
Zip	$—	$(10,581)	$(12,021)
Optical	—	—	(17,443)
Other Mobile and Desktop Storage Products	—	—	(20,418)
Jaz	—	(100)	—
PocketZip	—	—	(21,569)
Non-allocated	—	—	(5,668)

	$—	$(10,681)	$(77,119)

Restructuring (Charges) Reversals:
Mobile and Desktop Storage Products:
Zip	$(5,022)	$—	$—
Optical	—	—	(1,347)
Non-allocated	(11,437)	2,423	(37,599)

	$(16,459)	$2,423	$(38,946)

Drive Units:
Mobile and Desktop Storage Products:
Zip	2,221	4,049	5,223
Optical	725	680	772
Jaz	—	2	109
PocketZip	—	12	103
Network Storage Systems	7	3	—

Disk Units:
Mobile and Desktop Storage Products:
Zip	14,514	27,835	34,421
Jaz	62	195	598
PocketZip	20	110	285

Seasonality

The Company’s sourced branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Zip sales to OEM customers are typically strongest during the third quarter. There can be no assurance that this historic pattern will continue. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of sales (including charges)	71.8	61.6	77.7

Gross margin	28.2	38.4	22.3

Operating expenses:
Selling, general and administrative	26.7	21.2	26.1
Research and development	8.1	5.9	6.0
Restructuring charges (reversals)	2.9	(0.4)	4.7

Total operating expenses	37.7	26.7	36.8

Operating income (loss)	(9.5)	11.7	(14.5)
Interest and other income and expense	1.2	0.7	1.7

Income (loss) before income taxes	(8.3)	12.4	(12.8)
Benefit (provision) for income taxes	3.5	(6.7)	1.6

Net income (loss)	(4.8)%	5.7%	(11.2)%

Penang Manufacturing Subsidiary Impairment Charges

On November 1, 2002, the Company completed the sale of all of the stock of its wholly-owned indirect subsidiary, Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”), to Venture Corporation Limited (“Venture”) pursuant to an agreement entered into by the parties on September 29, 2002 (the “Agreement”). The principal assets of the Penang Manufacturing Subsidiary were manufacturing equipment, inventory and a 376,000 square-foot manufacturing facility in Penang, Malaysia where the Company’s Zip drives and certain other products are manufactured. Pursuant to the terms of the Agreement, at the closing of the transaction, the Company received total proceeds of $10.2 million for the Penang Manufacturing Subsidiary, which amount was determined by an arms-length negotiation between the parties and was based on the net asset value of the Penang Manufacturing Subsidiary on November 1, 2002. Included in the assets sold by the Company was $6.8 million of cash in operating accounts, so the Company received net cash proceeds of $3.4 million. As a result of this sale in 2002, the Company recorded impairment charges of $10.7 million (reported in cost of sales in the consolidated statements of operations) for the impairment of the Penang Manufacturing Subsidiary’s net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory were attributable to the Zip product line. For more detail on the sale of the Penang Manufacturing Subsidiary and the related impairment and tax charges, see Note 2 of the notes to consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Non-Restructuring Charges

During 2001, the Company recorded non-restructuring charges of $77.1 million, mainly as cost of sales. These charges were recorded in the second and third quarters. For more detail on these charges, see Note 4 of the notes to consolidated financial statements. A breakdown of the charges is included in the table below:

Description of Non-Restructuring Charges	Amount	Financial Statement Category
	(In millions)
Q2 2001
Products:
Zip	$4.5	Cost of sales
CD-RW	10.0	Cost of sales
HipZip (included in PocketZip segment)	17.9	Cost of sales
FotoShow (included in Other segment)	8.9	Cost of sales
Other (primarily sourced products)	3.6	Cost of sales

	44.9
Separation agreement	1.1	SG&A(1)

	46.0

Q3 2001
Products:
Zip	7.5	Cost of sales
CD-RW	7.5	Cost of sales
HipZip (included in PocketZip segment)	1.9	Cost of sales
PocketZip	1.7	Cost of sales
Peerless (included in Other segment)	2.4	Cost of sales
FotoShow (included in Other segment)	1.8	Cost of sales
Other (software & sourced products)	2.4	Cost of sales

	25.2
Marketing assets and commitments	4.0	SG&A
Excess information technology assets	1.3	SG&A
Other charges	0.6	SG&A

	31.1

Total 2001	$77.1

(1)	SG&A = Selling, general and administrative expenses

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal). These charges were a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the 1999 financial statements. The $14.1 million charge was comprised of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately in the 1999 consolidated financial statements. The 1999 restructuring actions were completed during 2002. For more detail on the 1999 restructuring charges, see Note 5 of the notes to consolidated financial statements.

During 2001, the Company recorded approximately $39.0 million in net pre-tax restructuring charges. These charges were comprised of approximately $1.1 million related to restructuring actions initiated during the second quarter of 2001, $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001 and $4.8 million related to restructuring actions initiated during the fourth quarter of 2001. These restructuring charges consisted of cash and non-cash charges of approximately $28 million and $11 million, respectively. As of December 31, 2003, $4.9 million of restructuring reserves related to the 2001 restructuring actions remain on the balance sheet, primarily for lease cancellation accruals. For more detail on the 2001 restructuring charges, see Note 5 of the notes to consolidated financial statements.

During 2002, the Company had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

During 2003, the Company recorded pre-tax restructuring charges of $16.5 million, of which $14.5 million was for restructuring actions initiated during the third quarter of 2003 and $2.1 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for facilities vacated in 2001 which the Company has been unable to sublease (see the Third Quarter 2001 discussion in Note 5 of the notes to consolidated financial statements for more detail), partially offset by a $0.1 million release of severance and benefit reserves related to the 2001 restructuring actions due to original estimates being higher than what was utilized.

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions included $6.5 million for severance and benefits for 199 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail), $1.8 million for lease termination costs and $0.6 million related to excess furniture.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. During 2003, the Company made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 199 regular and temporary personnel, $4.0 million was for 150 North American employees, $2.1 million was for 32 European employees and $0.4 million was for 17 Asian employees. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. Of the 199 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, with 11 additional employees being scheduled to work on a transition basis through the first quarter of 2004 and 6 more employees being scheduled to work on a transition basis into the third quarter of 2004. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments are made after the last day of employment and after separation agreements have been signed by the employees. The Company anticipates that the total separation payments or liability for the 199 employees notified during 2003 will be $7.0 million. The $6.5 million severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 17 employees who will remain in transition into 2004 as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. An additional $0.5 million of severance and benefits costs related to the 17 employees who are on transition into 2004 will be recognized ratably over their respective future transition periods.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of the Company’s efforts to consolidate its Zip disk manufacturing. The manufacturing contract was terminated as a result of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased for the manufacture of Zip disks, for which the Company was under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of the Company’s servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting will be performed by Company employees within the Company’s facilities beginning in the first quarter of 2004. No additional costs are currently anticipated to be incurred related to contract cancellations resulting from the 2003 restructuring actions.

The $2.6 million charge to reimburse a strategic supplier for its restructuring expenses related to restructuring charges incurred by a strategic supplier of the Company’s products in an effort to reduce product costs charged to the Company. Due to the continuing decline in sales of Zip products, the Company had requested the supplier to reduce their overhead costs. In order to induce the supplier to reduce its overhead costs to a level commensurate with current Zip drive volumes and at an accelerated rate compared to the overhead cost reductions called for in the contract between the parties, the Company agreed to reimburse the restructuring costs incurred by the supplier. No additional costs are anticipated to be incurred related to reimbursing supplier restructuring costs that resulted from the 2003 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

The $1.8 million in lease termination charges were primarily for facilities in the United States. Lease termination costs are being paid on their regular monthly rent payment schedule. Of these facilities, the last lease expires in three years and the Company is currently trying to sublease these facilities. The Company exited these facilities as a result of the lower headcounts. The Company also recorded $0.6 million for excess furniture from the exited facilities. The Company is in the process of showing the furniture to potential buyers and anticipates disposing of the furniture during 2004. The Company anticipates incurring an additional $0.1 million in lease termination charges as facilities are vacated. No additional costs are anticipated to be incurred related to the excess furniture resulting from the 2003 restructuring actions.

The Company anticipates recording estimated charges of $0.5 million in 2004 for severance and benefits for the 17 employees whose transition periods will end during 2004 and another $0.1 million in lease termination charges as facilities are vacated. None of these remaining charges will be allocated to any of the business segments.

Remaining restructuring reserves in the amount of $4.2 million are included in the Company’s consolidated balance sheets as of December 31, 2003, in accrued restructuring charges and fixed asset reserves. The 2003 restructuring charges and utilization of the reserves during the year ended December 31, 2003 are summarized below:

2003 Restructuring Actions	Original Charges	Utilized		Balance 12/31/03
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$6,519	$(5,196)	$—	$1,323
Contract cancellations (a)	2,945	(2,445)	—	500
Supplier restructuring reimbursement (a)	2,629	(2,629)	—	—
Lease termination costs (a)	1,761	(20)	—	1,741
Furniture (b)	632	—	(35)	597

	$14,486	$(10,290)	$(35)	$4,161

Balance Sheet Breakout:
Accrued restructuring charges (a)	$11,462	$(7,898)	$—	$3,564
Accounts payable (a)	2,392	(2,392)	—	—
Fixed asset reserves (b)	632	—	(35)	597

	$14,486	$(10,290)	$(35)	$4,161

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

2003 As Compared to 2002

Sales

Total sales for 2003 of $391.3 million decreased by $223.1 million, or 36%, compared to 2002 total sales of $614.4 million. The sales decrease resulted primarily from the continuing decline of the Zip business. In addition to the decrease in unit volumes, the decrease in total sales was also affected by lower prices, reflecting overall market pricing pressures and the pricing of competitive product offerings.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Sales of Zip products in 2003 were $246.1 million, representing a $232.4 million, or 49%, decrease from 2002 Zip sales of $478.5 million. Sales of Zip products accounted for 63% of total sales in 2003, compared to 78% of total sales in 2002. Zip drive sales of $149.9 million in 2003, decreased by $137.2 million, or 48%, compared to 2002. Zip drive units decreased by 45% from 2002. Zip drive sales decreased faster than units primarily due to lower prices resulting from price reductions on Zip 100MB and Zip 250MB drives as a result of pricing actions on those two products following the introduction of the Zip 750MB drive in the third quarter of 2002. Zip OEM drive units accounted for approximately 51% of total Zip drive units in 2003, compared to approximately 53% in 2002. Zip disk sales of $96.3 million for 2003, decreased by $94.4 million, or 50%, compared to 2002. Zip disk units decreased by 48% from 2002. Zip disk sales decreased more than Zip disk units primarily due to lower prices on Zip 100MB and Zip 250MB disks as a result of pricing actions on those two products following the introduction of Zip 750MB disks in the third quarter of 2002. Zip drive and disk sales are expected to continue to decrease in 2004 and beyond as the Zip product line heads toward the completion of its product life cycle.

Optical product sales were $71.9 million in 2003, representing a $7.6 million, or 10%, decrease compared to 2002 Optical sales of $79.5 million. Optical product sales represented 18% of total sales in 2003, compared to 13% in 2002. Optical drive units increased by 7% when compared to 2002, primarily from DVD rewritable drives, which the Company began selling in the first quarter of 2003, partially offset by lower CD-RW units. Optical product sales decreased despite higher units primarily due to declining CD-RW drive prices. The Company expects the product mix to continue to shift from CD-RW products to DVD based products. The Company also expects continued price competition on both CD-RW and DVD products.

Other Mobile and Desktop Storage Product sales were $55.6 million in 2003, representing a $21.4 million, or 63%, increase compared to 2002 sales of $34.2 million. Other Mobile and Desktop Storage Product sales represented 14% of total sales in 2003, compared to 6% in 2002. The increase in Other Mobile and Desktop Storage Products sales resulted primarily from higher Mini USB drive sales of $15.8 million which began shipping late in the fourth quarter of 2002, higher HDD sales of $15.5 million and sales from external floppy disk drives of $3.1 million which began shipping in the first quarter of 2003, partially offset by lower Peerless sales of $11.4 million and lower sales of $1.6 million from other products such as CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Network Storage Systems product sales were $12.6 million in 2003, representing a $5.4 million, or 77%, increase compared to 2002 Network Storage Systems product sales of $7.2 million for 2002. The increase was due primarily to the expansion and refreshing of the Company’s Network Storage Systems product offerings during the second and third quarters of 2003, though the increased sales did not meet internal expectations as the Company was unsuccessful in generating significant sales in the high-end of the targeted NAS server market. As a result of this difficulty, the Company is exiting the high-end of the targeted NAS server market and plans to focus on the low end and certain models of the mid-range of the targeted market where the Company has had more business success.

Geographically, sales in the Americas totaled $236.7 million, or 61% of total sales, in 2003, compared to $396.9 million, or 64% of total sales, in 2002. The decrease in sales dollars was primarily due to lower Zip sales and to a lesser extent, lower Optical sales. Sales in Europe totaled $122.7 million, or 31% of total sales, in 2003, compared to $170.9 million, or 28% of total sales, in 2002. The decrease in sales dollars was primarily due to lower Zip sales, partially offset by higher Mini USB drive sales and higher HDD sales. Sales in Asia totaled $31.9 million, or 8% of total sales, in 2003, compared to $46.6 million, or 8% of total sales, in 2002. The decrease in sales dollars was primarily due to lower Zip sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Gross Margin

The Company’s overall gross margin in 2003 was $110.3 million, or 28%, compared to $236.1 million, or 38%, for 2002. Total gross margins in 2003 decreased $125.8 million, or 53%, from 2002, primarily from lower Zip volumes. Gross margins for 2003 included Zip restructuring charges of $5.0 million and $1.9 million of inventory and other charges related to exiting the high-end of the targeted NAS market. Gross margins for 2002 included $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary, a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals for the settlement of a legal dispute related to collection issues with a customer. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products. The Zip gross margin percentage was 42% in 2003, compared to 46% in 2002. This percentage decrease resulted primarily from higher per unit costs due to declining volumes and $5.0 million of restructuring charges in 2003, partially offset by $10.6 million of impairment charges in 2002 resulting from the sale of the Penang Manufacturing Subsidiary.

Management expects that gross margin percentages reported for 2003 will continue to decline in 2004 as the product mix continues to shift from higher margin Zip product sales to lower margin sales from sourced branded products such as optical products, external hard drives, Mini and Micro Mini USB drives and external floppy disk drives as well as from start-up costs associated with REV products and DCT.

Future gross margin percentages will depend on a number of factors including: the future volume of Zip products sold; the mix between Zip products compared to sourced branded products; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB, Zip 250MB and Zip 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; pricing actions or promotions; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products, such as REV products and DCT (when launched); the Company’s ability to successfully resolve all remaining technical and manufacturing issues to complete the REV products and DCT and then successfully launch those products; start-up costs associated with the introduction of new products such as REV products and DCT; the revenue ramp of REV products and DCT; price competition from other substitute third-party storage products (including CD-RW and DVD products); significant price competition given that CD-R, CD-RW and DVD discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

During 2003, the Company recorded restructuring charges of $16.5 million, of which $5.0 million was charged against Zip, with the remainder not being allocated to any product line. For a more detailed discussion on these charges, see the section above entitled “Restructuring Charges/Reversals”. During 2002, the Company recorded $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary which affected primarily the Zip product segment and also released $2.4 million of non-allocated restructuring reserves originally recorded in prior years. For a more detailed discussion of these impairment charges and restructuring reserve releases see the sections above entitled “Penang Manufacturing Subsidiary Impairment Charges” and “Restructuring Charges/Reversals”.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Total 2003 PPM of $46.2 million decreased $111.6 million, or 71%, compared to total PPM of $157.8 million in 2002. Total PPM as a percentage of sales was 12% in 2003 compared to 26% in 2002. The $111.6 million decrease in total PPM resulted primarily from lower Zip volumes, $16.8 million of increased expenditures for the development of New Technologies, $5.0 million of Zip restructuring charges and $2.3 million of Network Storage Systems inventory and other charges related to exiting the high-end of the targeted NAS market, partially offset by $10.7 million of impairment charges in 2002 relating to the sale of the Penang Manufacturing Subsidiary.

Zip PPM for 2003 was $89.3 million and decreased by $86.1 million, or 49%, compared to Zip PPM of $175.4 million for 2002. Zip PPM for 2003 included $5.0 million of restructuring charges and Zip PPM for 2002 included $10.6 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary. The decrease in Zip PPM resulted primarily from the lower gross margins described above, partially offset by lower operating expenses resulting from a reduction of resources such as sales and marketing and a redeployment of resources such as research and development. Zip PPM as a percentage of Zip sales decreased slightly to 36% for 2003 from 37% for 2002. During 2003, the Company redirected research and development resources away from Zip and toward the development of the new technologies, REV products and DCT.

Optical product loss for 2003 was $1.5 million and improved $2.1 million, or 58%, compared to an Optical product loss of $3.6 million for 2002. Optical Product loss as a percentage of Optical sales improved to a loss of 2% in 2003 from a loss of 5% in 2002. The Optical PPM improvement in 2003 resulted from lower product costs and lower operating expenses.

Other Mobile and Desktop Storage Products PPM for 2003 was $0.6 million and increased $7.0 million, or 109%, compared to a product loss of $6.4 million in 2002. The $7.0 million PPM improvement resulted primarily from a $4.3 million improvement from Peerless (primarily from a $3.8 million write-off of excess and obsolete Peerless inventory in 2002), a $2.3 million improvement from HDD (primarily from higher sales and the launch of higher margin products in 2003) and a $1.4 million improvement from Mini USB drives which began shipping late in the fourth quarter of 2002, partially offset by $1.0 million of lower PPM from other products such as CompactFlash, Microdrive, SmartMedia and FotoShow, all of which were discontinued in early 2002.

Network Storage Systems had a product loss of $17.9 million for 2003, an increase of $12.4 million, or 223%, compared to a product loss of $5.5 million for 2002. The increased product loss resulted primarily from $2.3 million of inventory and other charges to exit the high-end of the targeted NAS market, from under-absorbed operational overhead due to lower than planned volumes in 2003 and from higher sales and marketing and research and development spending designed to broaden the Company’s NAS product offering during the second and third quarters of 2003. Despite focused efforts, the Company had little success in penetrating the high-end market and first tier corporate reseller channels and thus is exiting this segment of the market.

New Technologies product loss of $25.5 million increased by $16.8 million, or 194%, in 2003 compared to a product loss of $8.7 million in 2002. The higher losses resulted from increased spending (primarily research and development) on the two new technologies under development, REV products and DCT.

With respect to both REV products and DCT, the Company’s two key development projects, the Company anticipates spending approximately $7 million to $9 million developing REV products and DCT during the first quarter of 2004. The Company also anticipates spending an additional $4 million to $6 million in capital expenditures for supplier tooling and manufacturing equipment for REV products and DCT during the first quarter of 2004. The Company does not anticipate any sales from REV products until April 2004 and no sales are expected from DCT until sometime during the summer of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

General corporate expenses that were not allocated to PPM of $71.9 million in 2003, decreased $16.4 million, or 19%, compared to $88.3 million for 2002. The $16.4 million decrease resulted primarily from net favorable legal settlements of $10.9 million (a net favorable settlement of $6.0 million during 2003, compared to a net unfavorable legal settlement expense of $4.9 million during 2002), lower bonus and profit sharing costs of $4.3 million and $1.2 million from other various cost decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $106.2 million for 2003 decreased by $27.3 million, or 20%, compared to $133.5 million for 2002. The $27.3 million decrease was comprised of net favorable legal settlements of $10.9 million (a net favorable settlement of $6.0 million during 2003, compared to a net unfavorable legal settlement expense of $4.9 million during 2002), lower marketing expenses of $4.1 million despite releases in 2002 of $11.2 million (see below for more detail) due to reduced marketing spending during 2003 to be in line with declining sales, lower professional fees of $3.2 million, a $3.2 million decrease in bonus and profit sharing costs, lower depreciation of $3.1 million due to reduced spending on capital assets in the past several years and a $2.8 million decrease in various other costs.

As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of marketing programs increased significantly. The volume of marketing programs decreased during 2002. During 2002, the Company evaluated the marketing programs and the related processes, accruals and deductions. Based on these efforts which occurred through 2002, the Company revised its estimate of required marketing program accruals during 2002 and released approximately $10.4 million in marketing program accruals in the United States and an additional $0.8 million in Europe, for a total of $11.2 million, that related primarily to changes in estimates associated with prior period programs (included in the $4.1 million decrease in marketing expenditures described above).

Selling, general and administrative expenses increased as a percentage of sales to 27% for 2003, from 22% in 2002, as sales declined at a faster rate than overall selling, general and administrative costs. For 2003, the net favorable legal settlements of $6.0 million equated to almost 2% as a percentage of sales. For 2002, the net unfavorable legal settlements of $4.9 million and the marketing accrual releases of $11.2 million combined to equal about 1% as a percentage of sales.

Bad Debt

For 2003, a bad debt credit of $1.8 million was recorded, reflecting a $1.3 million, or 42%, decrease compared to a bad debt credit of $3.1 million for 2002. The $1.3 million decrease in bad debt credit resulted primarily from the release of specific customer reserves during 2002 (See the subsection above entitled “Allowance for Doubtful Accounts” in “Critical Accounting Estimates and Assumptions” for more detail), partially offset by lower sales and thus lower receivable balances for 2003. At December 31, 2003, the Company had $0.9 million in trade receivables in excess of 180 days past due compared to $1.8 million at December 31, 2002.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Research and Development Expenses

Research and development expenses of $31.6 million for 2003 decreased by $4.6 million, or 13%, when compared to $36.2 million for 2002. Lower research and development expenses on Zip products were partially offset by increased research and development expenses on REV products and DCT. Research and development expenses increased as a percentage of sales to 8% in 2003, compared to 6% in 2002 due to sales decreasing at a faster rate than overall research and development spending in 2003.

The Company anticipates spending significant amounts during 2004 developing REV products and DCT.

Interest and Other Income and Expense

Interest income of $5.2 million during 2003 decreased $3.4 million, or 40%, when compared to $8.6 million for 2002. The decrease in interest income resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances over the course of the year. The lower interest rates were partly attributable to the Company’s efforts during the third quarter of 2003 to liquidate its temporary investments in preparation to pay the one-time cash dividend on October 1, 2003.

Interest income is expected to decrease during 2004 because the Company significantly reduced its overall cash, cash equivalents and temporary investment balances when it paid $257.2 million for the one-time cash dividend on October 1, 2003.

Other net expense of $0.2 million during 2003 decreased $3.3 million from $3.5 million of other net expense in 2002. The $3.3 million decrease resulted primarily from a $1.8 million gain in Europe for the release of specific value added taxes (“VAT”) and customs accruals that are no longer needed and the $1.5 million write-down in 2002 of the carrying value of a research and development venture investment which was included in other assets.

Income Taxes

For 2003, the Company recorded a net income tax benefit of $13.7 million on a pre-tax loss of $32.6 million, which included a benefit of $4.6 million for additional research tax credits and a net $1.1 million of miscellaneous favorable tax adjustments, partially offset by a charge of $4.7 million relating to an increase in the valuation allowance for net deferred tax assets. Excluding the $4.6 million for research tax credits, $1.1 million of miscellaneous favorable tax adjustments and the $4.7 million increase in the valuation allowance for net deferred tax assets, the adjusted effective tax rate for 2003 was 39%.

For 2002, the Company recorded a net income tax provision of $41.2 million on pre-tax income of $75.9 million, which reflected an income tax provision of $31.0 million, an additional tax provision of $39.6 million related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a benefit of $29.4 million resulting from a decrease in the valuation allowance for net deferred tax assets. The $39.6 million additional provision resulted from the sale of the Company’s Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the sale of its Penang Manufacturing Subsidiary and the $29.4 million decrease related to the reduction in the valuation allowance, the adjusted effective tax rate for 2002 was 41%. The effective tax rate was higher than the statutory rate of 39% primarily resulting from non-deductible permanent items.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

During 2003, the Company established an additional valuation allowance totaling $4.7 million for a portion of its U.S. deferred tax assets primarily related to state NOLs. After considering its forecasts of taxable income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the fourth quarter of 2003.

During 2002, the Company’s decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision during the third quarter of 2002 for the Company’s foreign earnings that were previously considered permanently invested in non-U.S. operations. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million in the third quarter of 2002. The release of the valuation allowance on the U.S. deferred tax assets resulted from the Company no longer being in a net deferred tax asset position. The resulting net deferred tax liability position was primarily due to the $39.6 million provision on the Company’s foreign earnings that were previously considered permanently invested in non-U.S. operations.

During 2002, the Company recorded a $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the sale of the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with U.S. NOLs. The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The following table summarizes U.S. and foreign loss and tax credit carryforwards as of December 31, 2003:

	Amount	Expiration Dates
	(In Thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$16,595	2022 to 2023
State NOLs	9,281	2004 to 2022
Foreign NOLs	12,021	2004 to 2006
Capital losses	473	2006

	$38,370

Tax Credit Deferred Tax Assets:
Foreign tax credits	$11,226	2005 to indefinite
Research credits	9,584	2007 to 2023
Alternative minimum tax credits	560	Indefinite

	$21,370

At December 31, 2003, the Company had $16.6 million of deferred tax assets related to U.S. federal NOLs, which reflect a tax benefit of approximately $47 million in future U.S. federal tax deductions. At December 31, 2003, the Company had $9.3 million of deferred tax assets related to state NOLs, which reflect a tax

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

benefit of approximately $232 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized.

Net deferred tax liabilities for the Company at December 31, 2003 were $12.3 million. As of December 31, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $73.6 million have been accrued on unremitted foreign earnings of $198.8 million. During the third quarter of 2002, taxes were provided on all earnings previously considered to be permanently invested in non-U.S. operations.

Quarterly Information

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$106,182	$100,802	$90,990	$93,370	$391,344
Gross margin	37,110	34,362	18,173	20,631	110,276
Pre-tax income (loss)	9,130	(209)	(22,072)	(19,445)	(32,596)
Net income (loss)	5,313	4,407	(13,084)	(15,497)	(18,861)
Net income (loss) per common share:
Basic and Diluted	$0.10	$0.09	$(0.25)	$(0.30)	$(0.37)

Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Sales	$178,897	$145,208	$136,416	$153,842	$614,363
Gross margin	72,526	54,946	46,009	62,643	236,124
Pre-tax income	26,598	17,769	7,273	24,249	75,889
Net income (loss)	31,209	11,457	(25,747)	17,800	34,719
Net income (loss) per common share:
Basic and Diluted	$0.61	$0.22	$(0.50)	$0.35	$0.68

Operating expenses for the first quarter of 2003 included favorable net legal settlements of $6.0 million.

Net income for the second quarter of 2003 included a benefit of $4.6 million for research tax credits that were recorded following the completion of a research tax credit study and an IRS audit.

Gross margin for the third quarter of 2003 included $5.0 million of restructuring charges recorded in cost of sales related to the Zip product line. Operating expenses for the third quarter of 2003 included $7.0 million of restructuring charges (see the section above entitled, “Restructuring Charges/Reversals” for more detail).

Gross margin for the fourth quarter of 2003 included $1.9 million of inventory charges to exit the high-end of the targeted NAS market. Operating expenses for the fourth quarter of 2003 included $4.5 million of restructuring charges (see the section above entitled, “Restructuring Charges/Reversals” for more detail) , $1.2

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

million in compensation expense in conjunction with modifying the outstanding stock options under the 1997 Stock Option Plan as a result of the one-time cash dividend of $5.00 per share and $0.4 million of other charges related to exiting the high-end of the targeted NAS market. Net income also included an income tax charge of $4.7 million relating to an increase in the valuation allowance for net deferred tax assets, partially offset by $1.1 million of miscellaneous favorable tax adjustments.

Operating expenses for the first quarter of 2002 included $4.0 million of litigation accruals for a patent infringement lawsuit and $1.8 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled “Marketing Program Accruals” for more detail). Net income for the first quarter of 2002 also included a $15.8 million decrease in the valuation allowance for net deferred tax assets which resulted primarily from the passage of the Job Creation and Worker Assistance Act of 2002 (see the subsection above entitled “Income Taxes” for more detail).

Operating expenses for the second quarter of 2002 included restructuring reversals of $2.2 million (see the section above entitled “Restructuring Charges/Reversals” for more detail) and $2.6 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled “Marketing Program Accruals” for more detail). Net income for the second quarter of 2002 also included a $0.7 million decrease in the valuation allowance related to foreign net deferred tax assets.

Gross margin for the third quarter of 2002 included $10.7 million of impairment charges recorded in cost of goods sold related to the sale of the Penang Manufacturing Subsidiary. Operating expenses for the third quarter of 2002 included $3.5 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled “Marketing Program Accruals” for more detail) and $0.2 million of restructuring reversals. Net income for the third quarter of 2002 also included an additional $39.6 million in tax provisions related to the sale of the Penang Manufacturing Subsidiary, partially offset by a $12.8 million decrease in the valuation allowance for net deferred tax assets (see the subsection above entitled “Income Taxes” for more detail).

Sales for the fourth quarter of 2002 included $4.2 million for the release of rebate and price protection accruals recorded in prior periods related to changes in estimates and $1.4 million for the settlement of a legal dispute related to collection issues with a customer. Operating expenses for the fourth quarter of 2002 included $3.3 million of marketing accrual releases that related primarily to changes in estimates associated with prior period programs (see the subsection above entitled “Marketing Program Accruals” for more detail) and a $1.5 million gain from the settlement of the legal dispute related to collection issues. Net income for the fourth quarter of 2002 also included a $0.1 million decrease in the valuation allowance related to foreign net deferred tax assets and a $3 million release of tax reserves.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001

Sales

Total sales for 2002 of $614.4 million decreased by $216.7 million, or 26%, compared to 2001 total sales of $831.1 million. This decrease was primarily a result of lower Zip drive and disk sales and to a lesser extent, lower Jaz, CD-RW and PocketZip product sales partially offset by sales from new HDD products and new NAS product offerings with increased capacities. In addition to the decrease in unit volumes, the decrease in total sales was also affected by lower prices, reflecting overall market pricing pressures and the pricing of competitive product offerings.

Sales of Zip products in 2002 were $478.5 million, representing a $154.7 million, or 24%, decrease from 2001 Zip sales of $633.2 million. Sales of Zip products accounted for 78% of total sales in 2002, compared to 76% of total sales in 2001. Zip drive sales of $287.1 million in 2002, decreased by $99.8 million, or 26%, compared to 2001. Zip drive units decreased by 23% from 2001. Zip OEM drive units accounted for approximately 53% of total Zip drive units in 2002, compared to approximately 51% in 2001. Price reductions on Zip 100MB and Zip 250MB drives and price protection recorded as a result of pricing actions on those two products following the introduction of the Zip 750MB drive and a higher mix of OEM shipments were offset by a shift away from lower priced Zip 100MB products and lower rebates during 2002, compared to 2001. Zip disk sales of $190.7 million for 2002, decreased by $54.4 million, or 22%, compared to 2001. Zip disk units decreased by 19% from 2001. Zip disk sales decreased more than Zip disk units primarily due to lower prices on Zip 100MB and Zip 250MB disks and price protection recorded as a result of pricing actions on those two products following the introduction of Zip 750MB disks, partially offset by lower rebates.

Optical product sales were $79.5 million in 2002, representing a $24.0 million, or 23%, decrease compared to 2001 Optical sales of $103.5 million. Optical product sales represented 13% of total sales in both 2002 and 2001. Optical drive units decreased by 12% when compared to 2001. Optical drive sales decreased more than Optical drive units due to pricing actions. While it is difficult to precisely calculate the sales impact of product mix changes, price changes and volume changes, the following is the Company’s best estimate of those impacts. The lower Optical units for 2002 resulted primarily from the Company’s decision in the second quarter of 2001 to exit the internal CD-RW drive business and from supply constraints experienced during the early part of the 2002 first quarter.

Other Mobile and Desktop Storage product sales were $34.1 million in 2002, representing an $11.5 million, or 51%, increase compared to 2001 sales of $22.6 million. The increase in Other Mobile and Desktop Storage product sales resulted primarily from increased external hard drive product sales of $16.4 million, comprised of $17.7 million for portable and desktop HDD drive sales which began shipping during the second quarter of 2002 partially offset by lower Peerless sales of $1.3 million, which began shipping in the second quarter of 2001. These increases were partially offset by lower FotoShow sales of $2.9 million and lower Compact Flash, Microdrive, Smart Media and other sales of $2.0 million. Included in the $11.5 million increase in Other Mobile and Desktop Storage product sales was a $0.6 million release of price protection accruals recorded in prior periods that were not claimed as originally estimated and which related primarily to FotoShow, Microdrive and SmartMedia.

Network Storage Systems, which began shipping during 2002, had $7.2 million of sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001 (Continued)

Jaz product sales in 2002 were $14.0 million, representing a $50.9 million, or 78%, decrease compared to 2001 Jaz sales of $64.9 million. Jaz product sales accounted for 2% of total sales in 2002, compared to 8% in 2001. Jaz drive and disk units decreased by 98% and 67%, respectively, when compared 2001. The lower volumes resulted from the Company’s decision in early 2002 to discontinue the Jaz drive.

PocketZip product sales were $1.0 million in 2002, representing a $5.9 million, or 86%, decrease compared to 2001 PocketZip sales of $6.9 million due to the Company’s decision in early 2002 to discontinue the PocketZip product line. Included in the $5.9 million decrease in PocketZip sales was a $0.4 million release of price protection accruals recorded in prior periods that were not claimed as originally estimated.

Geographically, sales in the Americas totaled $396.9 million, or 65% of total sales, in 2002, compared to $566.1 million, or 68% of total sales, in 2001. The decrease in sales dollars was primarily due to lower Zip sales and to a lesser extent, lower Jaz and CD-RW sales. Sales in Europe totaled $170.9 million, or 28% of total sales, in 2002, compared to $207.3 million, or 25% of total sales, in 2001. The decrease in sales dollars was primarily due to lower Zip and Jaz sales. Sales in Asia totaled $46.6 million, or 8% of total sales, in 2002, compared to $57.7 million, or 7% of total sales, in 2001. The decrease in sales dollars was primarily due to lower Zip sales.

Gross Margin

The Company’s overall gross margin in 2002 was $236.1 million, or 38%, compared to $185.6 million, or 22%, for 2001. Gross margins for 2002 included $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary, a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals for the settlement of a legal dispute related to collection issues with a customer. Gross margins for 2001 included non-restructuring charges of $70.1 million recorded in the second and third quarters of 2001. The improved gross margin percentage resulted primarily from higher Zip and CD-RW gross margin percentages, lower non-restructuring charges, the rebate and price protection accrual releases (including the legal settlement of a customer collection dispute during the fourth quarter of 2002) and a higher mix of Zip sales compared to sales of lower margin products, partially offset by Penang Manufacturing Subsidiary impairment charges.

Zip gross margin percentage was 46% for 2002 compared to 39% for 2001. Zip gross margins for 2002 included $10.6 million of impairment charges resulting from the sale of the Penang Manufacturing Subsidiary, a $2.0 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals for the settlement of a legal dispute related to collection issues with a customer. The 2001 Zip gross margins included Zip non-restructuring charges of $12.0 million. Aside from these items in 2002 and 2001, the increase in Zip gross margins during 2002 resulted from a continuing trend away from Zip 100MB products, a higher mix of Zip disk sales, lower material costs, lower manufacturing overhead and other cost reductions resulting from the Company’s restructuring and other actions implemented during the second half of 2001.

Despite the lower sales discussed above, Optical gross margins improved by $41.3 million in 2002, which improvement reflected $17.5 million of non-restructuring charges recorded in 2001. Aside from the non-restructuring charges, the increase in Optical gross margins were due primarily to significantly lower fixed manufacturing overhead resulting from the change from an in-house assembly model to a fully sourced model and other cost reductions resulting from the Company’s restructuring and other actions implemented during the second half of 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001 (Continued)

Product Segment PPM

During 2001, the Company recorded non-restructuring charges of $77.1 million and restructuring charges of $39.0 million. The non-restructuring charges affected all of the product segment PPM’s. For a more detailed discussion on these charges, see the sections above entitled “Non-Restructuring Charges” and “Restructuring Charges/Reversals”. During 2002, the Company recorded $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary which affected primarily the Zip product segment and also released $2.4 million of non-allocated restructuring reserves originally recorded in prior years. For a more detailed discussion of these impairment charges and restructuring reserve releases see the sections above entitled “Penang Manufacturing Subsidiary Impairment Charges” and “Restructuring Charges/Reversals”.

Total PPM for 2002 of $157.8 million increased $125.3 million, or 386%, compared to total PPM of $32.5 million in 2001. Total PPM as a percentage of sales was 26% in 2002 compared to 4% in 2001. The $125.3 million increase in total PPM resulted primarily from $71.4 million of non-restructuring charges recorded in 2001, lower operating product losses in Optical, higher Zip operating PPM, lower operating product losses in Other products and PocketZip, partially offset by $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary and increased research and development spending on New Technologies.

Zip PPM for 2002 was $175.4 million and increased by $22.3 million, or 15%, compared to Zip PPM of $153.1 million for 2001. Zip PPM for 2002 included $10.6 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary while Zip PPM for 2001 included $12.0 million of non-restructuring charges. Aside from the non-restructuring charges and impairment charges, Zip PPM increased primarily from higher gross margins and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001 and lower amortization expenses. Lower goodwill amortization expense of $3.7 million in 2002 resulted from the implementation of SFAS No. 142, “Accounting for Goodwill and Intangible Assets”. Zip PPM as a percentage of Zip sales increased to 37% for 2002, compared to 24% for 2001. This percentage increase resulted primarily from higher gross margin percentages and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

Optical product loss for 2002 was $3.6 million and was lower by $49.4 million, or 93%, compared to an Optical product loss of $53.0 million for 2001. The 2001 Optical product loss included non-restructuring charges of $17.5 million and restructuring charges of $1.3 million. Aside from the non-restructuring and restructuring charges, the lower Optical product loss in 2002 was due primarily to higher gross margins and lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001. Optical product loss as a percentage of Optical sales was 5% for 2002, compared to 51% for 2001. This percentage improvement resulted primarily from higher gross margin percentages and significantly lower operating expenses reflecting the benefits of the Company’s restructuring and other actions implemented during the second half of 2001.

Other Mobile and Desktop Storage product loss for 2002 was $6.4 million and improved by $42.2 million, or 87%, compared to an Other Mobile and Desktop Storage product loss of $48.6 million in 2001. The decrease in Other Mobile and Desktop Storage product loss resulted primarily from $20.4 million of non-restructuring charges recorded in 2001, primarily associated with FotoShow, Microdrive, CompactFlash, SmartMedia, software and Peerless. The decrease in Other product loss also resulted from the elimination of product losses on FotoShow and lower product losses associated with Peerless resulting from start-up costs during 2001, partially offset by product losses and start-up costs associated with the portable and desktop HDD drives (which began shipping during the second quarter of 2002).

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001 (Continued)

Network Storage Systems, which began shipping during 2002, had product losses of $5.5 million, due primarily to start-up costs and from under-absorbed operational overhead due to lower than planned volumes.

New Technologies product loss of $8.7 million during 2002 resulted from research and development spending on the Company’s two new technologies under development, REV products and DCT.

Jaz PPM for 2002 was $5.2 million and decreased by $13.2 million, or 72%, compared to Jaz PPM of $18.4 million for 2001. The lower Jaz PPM resulted primarily from lower units reflecting the Company’s decision to discontinue the Jaz drive. Jaz PPM as a percentage of Jaz sales increased to 37% for 2002, compared to 28% for 2001, primarily from a significantly higher mix of disk to drive sales in 2002.

PocketZip PPM for 2002 was $1.4 million and improved $38.8 million, or 104%, compared to a PocketZip product loss of $37.4 million for 2001. The 2001 PocketZip product loss included non-restructuring charges of $21.5 million. The improved PPM resulted primarily from the Company’s decision to discontinue the PocketZip segment, no non-restructuring charges during 2002 and from the favorable settlement of certain supplier inventory claims.

General corporate expenses that were not allocated to PPM of $88.3 million in 2002, decreased $20.9 million, or 19%, compared to $109.2 million for 2001. The $20.9 million decrease was comprised primarily of $24.4 million in lower headcount, professional fees and other cost reduction actions taken in the second half of 2001 and $9.8 million of marketing program releases related primarily to changes in estimates associated with prior period programs (see marketing accrual discussion below) partially offset by $5.4 million in litigation expenses and $7.9 million in bonus, profit sharing and 401(k) costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $133.5 million for 2002 decreased by $76.5 million, or 36%, compared to $210.0 million for 2001. The decrease in selling, general and administrative expenses resulted primarily from headcount and other cost reduction actions taken in the second half of 2001 and from $7.0 million of non-restructuring charges recorded during 2001. The $76.5 million decrease was comprised of a $26.8 million decrease in marketing expenses due to lower marketing expenditures and $11.2 million of marketing program accrual releases during 2002 (see marketing accrual discussion below for more detail on the $11.2 million of marketing program accrual release), a $25.5 million decrease in professional fees, a $17.0 million decrease in depreciation of furniture and leasehold improvements related to the closure of facilities, a $16.9 million decrease in salaries, benefits and commissions and $0.6 million in other cost reductions partially offset by $5.4 million in higher litigation expenses and a $4.9 million increase in bonus, profit sharing and 401(k) costs.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001 (Continued)

Selling, general and administrative expenses decreased as a percentage of sales to 22% for 2002, from 25% for 2001, as overall selling, general and administrative costs declined at a faster rate than sales declined. The decline in selling, general and administrative expenses was due to specific restructuring actions and other cost reduction efforts, $7.0 million of non-restructuring charges recorded during 2001 and from the marketing program releases discussed above.

Bad Debt

The $10.2 million improvement in bad debt resulted primarily from improved collections, improved agings and lower receivables during 2002 and from the release of reserves that had been previously established in 2001 for specific customers with whom the Company was having collection issues. During 2001, the Company recorded a specific $3.5 million bad debt reserve for a U.S. customer because the Company believed that this customer’s financial position was seriously deteriorating, the age of the customer’s account and several failed collection attempts. During 2002, the Company reached a settlement with this U.S. customer and released $1.5 million of the reserve. Also during 2001, the Company recorded specific bad debt reserves of $1.6 million associated with European customers for which the Company had cancelled distribution contracts early in the fourth quarter. These customers were refusing to pay on their accounts. During 2002 the majority of the $1.6 million specific reserve for European customers was released as the customers paid on a majority of their balances, with only a minimal portion being utilized. At December 31, 2002, the Company had $1.8 million in trade receivables in excess of 180 days past due compared to $13.3 million at December 31, 2001.

Research and Development Expenses

Research and development expenses of $36.2 million for 2002 decreased by $13.3 million, or 27%, when compared to $49.5 million for 2001. The lower research and development expenses during 2002 resulted primarily from headcount reductions and lower project expenses associated with Zip, Peerless and CD-RW, partially offset by project expenses associated with the development of higher capacity removable storage products and NAS products. The development of higher capacity removable storage products included work on a small-form factor removable flexible magnetic storage device that is expected to have a capacity of about 1.2 to 1.5GB and a small-form factor, removable hard disk storage system that is expected to have a native capacity of approximately 35GB and up to 90GB compressed. The Company is also continuing its efforts to expand software applications to be used with the Company’s current product offerings to provide additional value to the customer.

Research and development expenses were flat as a percentage of sales at 6% in both 2002 and 2001.

Interest and Other Income and Expense

Interest income of $8.6 million during 2002 decreased $7.2 million from $15.8 million during 2001. Significantly lower interest rates were partially offset by higher average cash, cash equivalents and temporary investment balances.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001 (Continued)

Interest expense of $1.1 million during 2002 increased $0.7 million from $0.4 million during 2001 primarily as a result of interest expense associated with the amortization of bond holdings in the Company’s temporary investment portfolio.

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

Income Taxes

For 2002, the Company recorded a net income tax provision of $41.2 million on pre-tax income of $75.9 million, which reflected an income tax provision of $31.0 million, an additional tax provision of $39.6 million related to the Company’s earnings previously considered to be permanently invested in non-U.S. operations and a benefit of $29.4 million resulting from a decrease in the valuation allowance for net deferred tax assets. The $39.6 million additional provision resulted from the sale of the Company’s Penang Manufacturing Subsidiary. Excluding the $39.6 million increase related to the sale of the Penang Manufacturing Subsidiary and the $29.4 million decrease related to the reduction in the valuation allowance, the adjusted effective tax rate for 2002 was 41%. The effective tax rate was higher than the statutory rate of 39% primarily resulting from non-deductible permanent items.

For 2001, the Company recorded an income tax benefit of $12.8 million on a pre-tax loss of $106.1 million reflecting an income tax benefit of $42.0 million, partially offset by a $29.2 million increase in the valuation allowance for net deferred tax assets. Excluding the $29.2 million increase in the valuation allowance, the effective tax benefit rate for 2001 was 40%. The effective tax rate was higher than the statutory rate of 39% primarily resulting from non-deductible permanent items.

The Company’s decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision during the third quarter of 2002 for the Company’s foreign earnings that were previously considered permanently invested in non-U.S. operations. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million in the third quarter of 2002. The release of the valuation allowance on the U.S. deferred tax assets resulted from the Company no longer being in a net deferred tax asset position. The resulting net deferred tax liability position was primarily due to the $39.6 million provision on the Company’s foreign earnings that were previously considered permanently invested in non-U.S. operations.

During 2002, the Company recorded a $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the sale of the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with net U.S. NOLs. The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002 As Compared to 2001 (Continued)

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

The Company continues to maintain a full valuation allowance of $15.2 million for net deferred tax assets related to foreign NOLs, which reflect a tax benefit of approximately $35 million in future foreign tax deductions. These carryforwards expire at various dates beginning in 2004. These deferred tax assets remain fully reserved because their realization is dependent on earning future foreign taxable income in the tax jurisdictions to which the NOLs related. The largest of these foreign NOLs relates to the Company’s French subsidiary, Nomai S.A. This subsidiary’s operations are inactive and therefore, the foreign NOLs related to Nomai S.A. are not likely to be realized in the future.

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

Liquidity and Capital Resources

At December 31, 2003, the Company had total cash, cash equivalents and temporary investments of $168.9 million compared to $453.9 million at December 31, 2002, a decrease of $285.0 million, or 63%.

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003, that was paid on October 1, 2003. The total amount of the dividend was $257.2 million.

At December 31, 2003, $0.7 million of total cash, cash equivalents and temporary investments were on deposit in the U.S., for the U.S. entity, compared to $168.7 million at December 31, 2002.

At December 31, 2003, the remaining $168.2 million of total non-U.S. entities’ cash, cash equivalents and temporary investments were on deposit in the U.S. and foreign countries (primarily Western Europe), compared to $285.2 million at December 31, 2002. The repatriation of any of the $168.2 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%. However; the amount of cash required for U.S. federal and state taxes will be less than the Company’s 37% rate due to the availability of the Company’s existing federal and state NOLs and tax credit carryforwards. Any taxes paid on the repatriation of cash to the U.S. would not impact the consolidated statement of operations as taxes have already been provided on these foreign earnings.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Working capital of $137.1 million at December 31, 2003 decreased by $294.6 million, compared to $431.7 million at December 31, 2002. The decrease in working capital resulted primarily from lower cash, cash equivalents and temporary investments due to the $257.2 million one-time cash dividend payment in the fourth quarter of 2003 and lower accounts payable, margin on deferred revenue, accrued marketing and higher income taxes receivables, partially offset by lower trade receivables, inventories, current deferred income taxes and other current assets.

For the year ended December 31, 2003, cash used by operating activities amounted to $13.5 million, a decrease of $146.6 million, compared to cash provided by operating activities of $133.1 million for the year ended December 31, 2002. The primary drivers for the usage of cash in 2003 were $29.8 million for the development and capital expenditures for REV products and DCT, the Network Storage Systems product loss of $17.9 million and $11.7 million for restructuring disbursements and changes in current assets and current liabilities as described below.

Trade receivables decreased for the year ended December 31, 2003 primarily from lower sales and improved collections. Days sales outstanding (“DSO”) in receivables increased to 36 days at December 31, 2003, compared to 32 days at December 31, 2002. DSO is calculated by multiplying the December 31 trade receivables balance by 90 and dividing that amount by the sales for the quarter ended December 31 of the applicable year. As mentioned in last year’s Annual Report on Form 10-K, the Company believed that it would be difficult to maintain DSO in trade receivables at the December 31, 2002 level. Accounts payable decreased primarily from approximately $20 million in initial purchases of inventory from the Company’s former Penang Manufacturing Subsidiary (which was sold on November 1, 2002) that were not due as of December 31, 2002 and from lower inventory purchases during 2003. Margin on deferred sales decreased primarily due to lower levels of Zip channel inventory. Accrued marketing was lower due to lower marketing expenditures in relation to the lower sales levels. Inventory decreased primarily due to lower levels of Zip inventories and a concentrated program to lower inventory in light of declining sales. Restructuring accruals increased as a result of the 2003 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals”).

At December 31, 2002, the Company replaced an expiring letter of credit and classified $3.6 million of cash as restricted cash to secure this new letter of credit. Per the agreement associated with this letter of credit, this cash was set aside in a certificate of deposit until the letter of credit expired in March 2003. The Company also has $0.2 million of restricted cash to cover foreign bank guarantees for VAT. This cash is reported separately as “restricted cash” in the consolidated balance sheets.

During 2003, the Company did not repurchase any shares of the Company’s Common Stock, however the Company’s treasury share balance increased by 2,302 shares for restricted Common Stock that was issued and later forfeited in conjunction with the Company’s Management Incentive Plan. During 2002, the Company repurchased 340,400 shares of the Company’s Common Stock for $2.9 million. As of December 31, 2003, approximately $122.3 million remained available for future repurchases under the stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000.

With respect to both REV products and DCT, the Company’s two key development projects, the Company anticipates spending approximately $7 million to $9 million developing REV products and DCT during the first quarter of 2004. The Company also anticipates spending an additional $4 million to $6 million in capital expenditures for supplier tooling and manufacturing equipment for REV products and DCT during the first quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During 2003, the Company implemented plans to restructure its operations and recorded restructuring charges of $16.5 million and anticipates recording another $0.5 million of restructuring charges in 2004, primarily for the severance and benefits of employees who are on transition. Substantially all of the 2003 restructuring charges are expected to be cash charges. During 2003, $11.7 million of cash was paid for the 2003 and 2001 restructuring actions. Some of the cash charges will be paid beyond 2004 since the Company will most likely continue to pay the lease payments associated with vacated facilities on a monthly basis through the remaining life of the leases. The Company anticipates paying approximately $4 million in 2004 in cash for both the 2003 and 2001 restructuring actions.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements (including the investments in REV products and DCT), funding of restructuring actions, capital expenditures and cash required for other activities for the next two or more years. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the future volume of Zip products sold, the Company’s ability to slow its sales decline, the progress of the Company’s product development efforts, the success of the Company’s new technologies (REV products and DCT) and ability to successfully launch REV products and DCT products in 2004, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, litigation exposures or other unforeseen liabilities, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources and/or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s current balance of unrestricted cash, cash equivalents and temporary investments is its sole source of liquidity. Given the Company’s recent history of sales declines, there is no assurance that, if needed, the Company would be able to obtain financing from external sources or obtain a competitive interest rate.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2003 were as follows:

	Payments Due By Period
Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Purchase obligations	$48,395	$47,753	$642	$—	$—
Operating leases	14,684	3,870	6,358	4,420	36
Restructuring commitments	9,058	4,751	3,076	1,231	—
Excess purchase commitments	4,744	3,482	1,262	—	—
Licensing agreement	3,000	1,000	2,000	—	—

Total	$79,881	$60,856	$13,338	$5,651	$36

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Purchase obligations are comprised of open purchase orders for inventory and other supplier commitments as of December 31, 2003 that are not recorded on the Company’s balance sheets as of December 31, 2003, as they are not considered commitments under accounting principles generally accepted in the United States. These purchase obligations include those contracts that the Company can terminate for its convenience on advance written notice to the supplier.

The Company conducts a substantial portion of its operations from leased facilities. Aggregate lease commitments under non-cancellable operating leases are shown in the table above.

The remaining commitments under the Company’s 2003 and 2001 restructuring actions relate primarily to severance payments which will be paid in 2004 (for the 2003 restructuring actions) and to lease obligations, which the Company is trying to sublease and for which the obligations are being paid monthly. The longest lease will expire in 2009.

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase orders are based on estimated future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where the Company has made commitments for purchases that the Company does not anticipate utilizing and therefore are considered excess. The Company’s accrual for these excess purchase commitments are shown above.

The Company has entered into a licensing agreement whereby the Company will make annual payments of $1.0 million each January with the final payment occurring in January 2006 for the license of another company’s patents for the Company’s products and for research and development projects.

Off-Balance Sheet Arrangements

Guarantees

During the third quarter of 2003, the Company entered into a limited guarantee with a component supplier whereby the Company will provide a guarantee of payments for purchases by a contract manufacturer of the component supplier’s product. The contract manufacturer is incorporating the component supplier’s product into Iomega branded DVD products. The Company has guaranteed purchases of the component supplier’s product by the contract manufacturer for up to $3 million. All purchase orders placed by the contract manufacturer must be countersigned or approved by a Company representative in advance of the transaction. This guarantee will remain in effect until the Company is no longer selling the component supplier’s product under the Iomega brand or until the component supplier extends a credit facility to the contract manufacturer that does not require a guarantee by the Company. The Company entered into this guarantee to facilitate the purchase of product by the contract manufacturer directly from the component supplier. The Company will only make payments under this guarantee in the event that the contract manufacturer is in material payment default. However, if the contract manufacturer defaulted on payment to the component supplier, the Company would be entitled to withhold any related amounts due from the Company to the contract manufacturer. The component supplier has presently granted a $2 million line of credit to the contract manufacturer. Accordingly, the current potential exposure to the Company under the guarantee is $2 million. The Company recorded a $30 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements (Continued)

The Company has no other off-balance sheet arrangements as defined by the Securities and Exchange Commission’s (“SEC”) final rules regarding Off-Balance Sheet Arrangements.

Other Matters

SEC Review

As previously disclosed in the Company’s Annual Report on Form 10-K for the years ended December 31, 2000, 2001 and 2002 and Quarterly Reports on Form 10-Q’s throughout 2003, in connection with a review of the Company’s periodic SEC reports, the Company has previously received comments from the staff of the SEC requesting various supplemental information and certain additional disclosures. The SEC staff questioned aspects of the Company’s accounting for its 1998 acquisition of Nomai, the subsequent evaluation of impairment of goodwill relating to the Nomai acquisition and the restructuring charges recorded by the Company in 1999.

In particular, the SEC staff questioned whether: (a) in connection with the Nomai acquisition, approximately $9.5 million of the acquisition cost should have been recorded as post-acquisition expenses, rather than as goodwill; (b) any remaining unamortized goodwill relating to the Nomai acquisition should have been written off in the third quarter of 1999 when the Company decided to cease manufacturing at the Nomai facilities in Avranches, France (the amount of unamortized goodwill reported by the Company at the end of the third quarter of 1999 was $28 million) and (c) the Company had in place a sufficiently detailed plan to support the restructuring charges which amounted to $41.9 million and $25.9 million in the second quarter and second half of 1999, respectively.

The Company’s management believes that the Company’s accounting for each of these matters, which is described in Note 5 of the notes to the consolidated financial statements, is in accordance with accounting principles generally accepted in the United States. However, there can be no assurance that the Company will prevail in its position. If the Company does not prevail, the Company may be required to restate its consolidated financial statements in order to adjust the manner in which it has accounted for the Nomai acquisition in 1998, the subsequent evaluation in 1999 of the impairment of the goodwill relating to the Nomai acquisition and the 1999 restructuring actions. The Company does not believe that any such restatement would have a material adverse effect on the Company’s current financial condition or future results of operations.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

Recent Accounting Pronouncement

In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and in December of 2003 issued a revised version (FIN 46R). FIN 46R provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. FIN 46R modified the effective dates of FIN 46 and the effective date for FIN 46R in its entirety is March 31, 2004, with some specific sections being effective earlier. The Company adopted FIN 46 during the fourth quarter of 2003. The Company does not have an interest in a VIE that meets the FIN 46 requirements.

Factors Affecting Future Operating Results

Demand for the Company’s Products and Operating Efficiencies

The Company’s future operating results will depend, in large part, upon the Company’s ability to achieve and maintain a significant market demand and presence for its products and to operate profitably and efficiently. The Company’s ability to accomplish these objectives will depend on a number of factors, including the following:

•	Market demand for digital storage products in general;

•	Completion of development, launch and market success and acceptance of REV products and DCT;

•	Success of the Company in establishing OEM arrangements on REV products and DCT and meeting OEM quality, supply and other requirements;

•	Price, performance, quality and other characteristics of the Company’s products and of competing and substitute products rumored, announced or introduced by other vendors;

•	Emergence of any competing solutions as industry standards;

•	Success of the Company in meeting targeted availability dates for new and enhanced products;

•	Success of the Company in maintaining Zip product OEM arrangements and meeting OEM quality, supply and other requirements;

•	Willingness of OEMs to promote products containing the Company’s drives;

•	Success of the Company’s efforts to provide and maintain customer service and satisfaction;

•	Public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;

•	Worldwide economic conditions, including overall market demand for personal computers and other products with which the Company’s products can be used;

•	Ability of the Company to profitably and efficiently manage its supply of products and key components, and to avoid disruptions in the supply thereof;

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

•	Ability of the Company to maintain profitable relationships with distributors, retailers and other resellers of the Company’s products;

•	The Company’s ability to attract and retain competent, motivated employees;

•	Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;

•	Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and

•	Ability of the Company to successfully implement its announced restructuring of operations, to achieve and maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company’s revenues and profits. However, for the past several years Zip product sales have declined consistently and significantly on a year-over-year basis, both in terms of unit volumes and sales dollars. For example, in 2003, Zip sales were $246.1 million, a decrease of approximately $232 million, or 49%, from 2002. Shipments of the Company’s Zip drive units during 2003 decreased 45% from shipments in 2002 and shipments of Zip disk units in 2003 decreased 48% compared to 2002. The Company expects continuing declines in Zip unit sales and revenues of at least comparable, if not greater rates, due to factors such as the following:

•	Abandonment of Zip drive and disk usage by existing Zip drive customers as the Zip technology reaches the end of its lifecycle;

•	The continued loss of shelf space for Zip products at key retailers;

•	The prevalence of optical drives (CD-RW and DVD) being built into new computers, their availability in the aftermarket and the low cost of optical media;

•	The continued widespread proliferation of other low cost storage devices and media such as external hard drives and USB flash drives;

•	The continued proliferation of alternative means for sharing, transporting and backing up large data files;

•	Increasing difficulty in generating demand for Zip products through promotions and

•	Potential disruptions in the supply of Zip drives and disks from the Company’s suppliers as Zip volumes continue to decline.

The Company is developing two new products, the REV drive and disk and DCT, has launched a line of Network Storage Systems products and has broadened its line of sourced branded products (for example, Optical, HDD, Mini and Micro Mini USB and external floppy disk drives) in an attempt to create additional revenue streams. However, until and unless the Company demonstrates an ability to launch and sell such products profitably (particularly REV products and DCT), its profitability remains largely dependent on maximizing, to the extent possible, sales of Zip drives and disks, which generate significantly higher gross and product profit margins than the Company’s other products. In the meantime, the Company’s profitability

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

and/or results of operations will continue to be adversely affected by Zip sales declines unless and until the Company’s other product lines become consistently profitable. There can be no assurance that they will ever do so.

As the Company’s Zip drive and disk sales have declined, it has consistently been losing shelf space for Zip products with its key resellers and retailers because of reduced volumes. The Company anticipates increasing challenges in this area for the remainder of the Zip product life cycle. Although the Company attempts to offer competitive sales and marketing programs to induce channel customers to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful in this regard.

The Company sells a significant percentage of its total volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material adverse effect on the Company’s financial condition or operating results. Computer OEM customers have adopted CD-RW and DVD rewritable drives as standard product features. The Company believes that this adoption, which has had a material adverse impact on the Company’s Zip business, is irreversible. At some point, one or more OEMs will cease offering the Zip drive as a built-in option or will stop purchasing the Company’s Zip products altogether. When that occurs, the adverse impact on the Company may be significant. The Company cannot predict when that might occur.

As the Company’s Zip volumes continue to decline, suppliers of certain critical components of both Zip drives and disks have been indicating that they will stop producing, or “End of Life,” such components. In such cases, the Company attempts to make an End of Life purchase on the required component(s) based on its estimates of all future requirements. The End of Life of such components raises a number of business risks, including risks such as the following:

•	Risks that an End of Life purchase option will not be available from a supplier who has chosen to discontinue a component;

•	Risks that the Company will order insufficient or excess quantities of key components;

•	Risks of irreparable quality problems manifesting in certain components, spoilage, loss or destruction only after Iomega has completed last time buys of such components and

•	Risks that certain suppliers may produce excess inventory of key components in the absence of firm orders from Iomega, leading to potential disputes regarding payment obligations.

The Company will need to properly manage the End of Life processes for such components to ensure ongoing Zip profitability. The Company can give no assurance that it will be able to do so.

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary.

In addition, as the Company’s Zip volumes continue to decline, it becomes increasingly difficult for the Company to forecast Zip revenue streams, to manage the Company’s supply of Zip products and to manage inventory of Zip products at distributors and retailers. The Company can give no assurance that it will be able to successfully manage these factors. Moreover, the Company has been unable to accurately forecast and predict the actual rate of Zip decline over time. Any significant negative change in the rate of the decline,

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

from the Company’s internal forecasts, from quarter to quarter or year to year, will have a negative impact on financial results because the Company is generally unable to quickly make a corresponding reduction in operating expenses or other costs. Consequently, there is no assurance that the Company will be able to maintain its Zip business and profitability.

Optical Products

The Company ships a variety of rewritable optical (CD-RW and DVD) drives. The Company’s Optical business strategy differs fundamentally from its Zip product strategy. Material differences between the Optical and Zip businesses include the following: a) the Company does not own any significant intellectual property relating to its Optical drives; b) unlike Zip drives, optical drives use very low-cost, non-proprietary discs available from many sources; c) there is intense competition between different providers of optical drives and d) the Company obtains significantly lower overall gross margins on sales of optical drives than on Zip drives. The overall optical business is characterized by low gross margins, continuing end user price reductions, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. One or more of these factors could compel the Company to initiate an inventory write-down with respect to its Optical drives. In light of these factors, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can consistently achieve these objectives, and historically it has failed to do so. Since it entered the optical market in 1999, the Company has reported product losses on its Optical business every year through 2003.

In spite of these challenges, the Company believes it must maintain a presence in the optical market in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers. The Company’s Optical business activities are focused on reducing product costs and operating expenses, improving inventory management processes, receiving more favorable contract terms, improving product life cycle management and revising channel marketing programs with the ultimate goal to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) OEMs continue to offer, and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for aftermarket external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD rewritable drives and c) aftermarket internal drives are now significantly less expensive than external drives. The Company is trying to mitigate the impact of the shrinking aftermarket external CD-RW drive market by offering external DVD drive products; however, there is no guarantee that this strategy will be successful.

Iomega HDD, Iomega Mini and Micro Mini USB Drives and Other Sourced Branded Products

In 2002, the Company began shipping a series of portable and desktop HDD drives and USB flash drives. The Company may ship additional sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third-party suppliers). The Company will face many of the same challenges with these sourced branded products that it faces in the optical market. For example, a) the Company does not own any significant intellectual property relating to its HDD and USB flash drives and is

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

unlikely to own significant intellectual property rights in other sourced branded products; b) there is intense competition between different providers of HDD and USB flash drives and such competition is likely to exist between suppliers of other sourced branded products and c) there is a need to continually requalify new drives and products as existing drives and products come into short supply or become obsolete.

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liabilities which could exceed the profits or even the revenues that the Company would recognize from selling such products. The overall sourced product market is characterized by low gross margins, continuing end user price reductions, the frequent introduction of upgraded products and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete in this market, the Company must accurately forecast demand, secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and avoid holding excessive inventory.

In addition, the Company must ensure access to an adequate supply of products in the face of potential shortages of particular products or of key components thereof. For example, there is a current worldwide shortage of flash memory products, which the Company expects to last at least through the first half of calendar year 2004. This shortage has had, and will continue to have, a negative impact upon the Company’s sales of Mini and Micro Mini USB drives or other products which incorporate flash memory. There is no assurance that the Company can or will be able to successfully manage any of these risks set forth above or achieve sustainable profitability on these products.

Network Storage Systems

In 2002, the Company introduced a line of NAS servers. The NAS market is dominated by large computer providers (including Dell and HP), is highly price competitive, primarily relies upon VARs and requires core competencies in server, software, systems integration and networking technologies. The Company has not yet demonstrated an ability to operate profitably in this market. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. During 2003, the Company recorded product losses in excess of $17.9 million on its NAS operations due to under-absorbed operational overhead due to lower than planned volumes and from higher sales and marketing and research and development spending designed to broaden the Company’s NAS product offerings. The Company has recorded NAS product losses in each quarter it has shipped the product.

During the fourth quarter of 2003, the Company decided to focus on the low end of the target market and is in the process of exiting the high-end (products costing $5,000 to $25,000 per unit) of the target market. During 2004, the Company plans to focus on the sales of NAS servers with capacities ranging from 160GB to 1TB. By focusing on the low end of the target market, the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. Despite efforts and spending on marketing and product introductions during 2002 and 2003, the Company was not successful in penetrating the high-end of the target market and first tier corporate reseller channels and thus made the decision to exit this market. In conjunction with this re-alignment, at the end of December 2003, the Company incurred $2.3 million of inventory and other charges to exit the high-end NAS market. The Company can provide no assurance that these actions will help it to build a profitable sustained NAS business.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

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

Development and Introduction of New Products and New Revenue Streams

In light of continuing declines in the Zip business, the Company believes that it must develop or acquire new products that are profitable in order to remain viable. However, the Company’s efforts in this regard have been unsuccessful in recent years. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced desktop and portable HDD drives, NAS servers and Iomega Mini USB drives. With the exception of the Iomega Mini USB drive, the Company has not been able to maintain profitable operations on any of these products, or with Optical products, for any sustained period of time.

The Company has spent, and plans to continue to spend, significant resources on efforts to develop two new high capacity removable storage devices, referred to as REV products and DCT. In addition, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, networking, services and other related areas. The Company may spend significant resources attempting to develop new technology products or attempting to market new products incorporating such products or applications. There is no assurance that the Company will be successful in any of these endeavors.

Planned Introduction of REV Products

The Company now expects to launch REV products in April 2004. The Company’s planned REV products will consist of a drive (in both OEM and desktop versions) and removable cartridges with a native capacity of approximately 35GB and up to 90GB compressed. The Company’s planned introduction of REV products entails numerous risks, including risks relating to factors such as the following:

•	Lack of market acceptance;

•	Unforeseen manufacturing and technical challenges or delays;

•	Failure to achieve any significant OEM adoption of the products;

•	Inability to maintain acceptable agreements with key suppliers or manufacturers;

•	Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;

•	Lack of defensible intellectual property;

•	Lack of relevant core competencies or market expertise;

•	Intense competition from substitute and strongly entrenched technologies;

•	Significant product launch and sales and marketing expenses which could cause on-going product losses;

•	Significant expenditures for tooling and inventory before any market demand is validated;

•	Risk that third parties may assert intellectual property claims against new products and

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

•	Risk that any delay of the REV product launch, will generate negative publicity and perception of the Company.

Additional risks exist with respect to the Company’s planned introduction of REV products. Although development of the REV products is being finalized for the anticipated launch, significant actions (and therefore risks) remain in completing the products including the implementation of various engineering changes, resolution of various component supply issues, final software development and integration with the products, quality testing and the production ramp up. For example, the Company has already had to delay the launch of its REV products by approximately one month, from the end of the first quarter of 2004 to April 2004, due to software related technical challenges. Other technical, supplier and manufacturing challenges — either hardware or software related — could manifest themselves at any time. The products may be delayed or never achieve the functionality that the Company has anticipated and announced. The REV product manufacturing lines and production processes are still being finalized and unforeseen problems with the supply chain may arise. The Company believes that the commercial success of REV products, once launched, is dependent upon significant OEM acceptance. As of the date of this filing, no agreements with any such OEMs have been executed. There can be no assurance that the Company will be able to successfully resolve any of these challenges, problems or risks. Any such challenges, problems or risks, if unresolved, could cause REV products to be cancelled before or after launch, and in such event, the Company would incur material restructuring and other charges.

Development of DCT Products

The Company has spent significant resources developing DCT products. The Company has publicly stated that it intends to launch DCT products in the summer of 2004. The Company plans to introduce DCT drives in embedded (for OEM), USB and PCMCIA formats. As currently planned, DCT disks will be removable and fully rewritable, will be about the size of a half-dollar coin, will weigh about 9 grams, will employ a rugged stainless steel cartridge designed to protect important digital content from data loss and are expected to have a capacity of about 1.2 to 1.5GB per disk. The Company’s planned, announced introduction of DCT products has numerous risks, including risks relating to factors such as the following:

•	Unforeseen manufacturing and technical challenges or delays;

•	Failure to achieve any significant OEM adoption of the products;

•	Failure to achieve the desired product capacity or other features;

•	Lack of market acceptance;

•	Inability to reach acceptable agreements with key suppliers, manufacturers or OEMs;

•	Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;

•	Lack of defensible intellectual property;

•	Lack of relevant core competencies or market expertise;

•	Intense competition from substitute technologies;

•	Significant product launch and sales and marketing expenses which could cause on-going product losses;

•	Significant expenditures for tooling and inventory before any market demand is validated;

•	Risk that third parties may assert intellectual property claims against new products and

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

•	Risk that any cancellation of the DCT program or delay of the DCT launch, which the Company has publicly announced as planned for the summer of 2004, will generate negative publicity and perception of the Company.

Additional risks exist with respect to the Company’s planned introduction of DCT products. The DCT products development currently faces significant challenges including the resolution of various technical issues necessary to achieve the targeted capacity of 1.2 to 1.5GB, the launch schedule in the summer of 2004, which is at significant risk given the technical issues and the fact that the DCT prototype products currently cost more to manufacture than potential OEM customers appear willing to bear. The products may never achieve the functionality or cost parameters that the Company has anticipated and announced and in light of technical challenges, the Company has recently reduced its capacity specification for DCT from 1.5GB per disk to 1.2 to 1.5GB per disk. The reduction in the expected capacity was driven by, among other technical issues, the design of the “heads” (which read the media) and the media. The DCT heads and media are sourced from, and designed by, third parties which creates greater uncertainty. Given the uncertainty surrounding the capacity parameter, the Company believes that it is most likely that the capacity achieved at DCT launch will be at the low end of the 1.2 to 1.5GB target range. Further, the DCT manufacturing lines and production processes are still being developed and unforeseen problems with the supply chain may arise. The Company has not yet completed supply agreements with any DCT manufacturers. In addition, the Company believes that DCT products will not be commercially successful in the absence of agreements with key consumer electronics OEMs to incorporate or distribute such products. As of the date of this filing, no agreements with any such OEMs have been executed and the Company may decide not to proceed with the launch of DCT products without such OEM commitments. There can be no assurance that the Company will be able to successfully resolve any of these challenges, problems or risks. Any such challenges, problems or risks, if unresolved, could cause the DCT products to be cancelled before or after launch, and in such event, the Company could incur material restructuring and other charges.

General Economic Conditions

The Company’s future operating results are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, terrorism or other factors could have an adverse impact on the Company’s operating results.

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain trade receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future. In addition, there is a risk that key resellers, distributors and resellers who sell the Company’s products may require the Company to offer them increasingly favorable credit and purchase terms and conditions in exchange for continuing to carry the Company’s products. Such terms could have an adverse effect upon the Company.

Information Technology System Upgrade

During the third quarter of 2003, the Company began a project to upgrade the Company’s information technology system, re-engineer its business processes and upgrade its Enterprise Resource Planning (“ERP”) systems. Work on these upgrades continued throughout the fourth quarter of 2003 and will continue into the third quarter of 2004. The ultimate goal of these combined projects is to reduce costs by simplifying business

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

processes and reducing the number of systems needed to be maintained. There is no assurance that the Company will reduce costs or simplify processes a result of the system upgrade and business process changes. During the system upgrade process and thereafter, there is a risk that such upgrades may result in significant operational and informational interruptions within the Company.

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

Inventory Management

Management of the Company’s inventory levels is complex. The Company’s customers frequently adjust their ordering patterns in response to factors such as the following:

•	Company’s and competitors’ inventory supplies in the retail and distribution channel;

•	New product introductions;

•	Seasonal fluctuations;

•	Company and customer promotions;

•	Consolidation of customer distribution centers and

•	Customer and market demand for the Company’s products and perceptions of the Company’s ability to meet demand.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company’s results of operations.

Product Procurement

On November 1, 2002, the Company sold its Penang Manufacturing Subsidiary to a third party. The Company entered into a five-year manufacturing services agreement with the third party for the manufacture and supply of Zip drives and certain other products. As a result of this transaction, the Company faces new risks, including the following: the Company no longer has direct control over the manufacturing processes of Zip drives and other products; the Company’s ability to quickly increase or decrease production rates may be impaired; the Company’s lack of control over its manufacturing processes may increase the risk that quality or reliability problems may arise with respect to its products and the Company has incurred increased product and operational costs, and may incur additional product and operational costs in the future. Specifically, the product prices agreed to with the vendor are contingent upon the Company purchasing certain volumes. The Company has incurred significant incremental costs as a result of not meeting the targeted volumes on Zip drives and the Company may incur such additional costs in the future.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Product Procurement Costs

The Company believes that it must continually reduce the procurement costs of its products in order to remain competitive. However, with the sale of the Company’s Penang Manufacturing Subsidiary, the Company has limited involvement in the manufacturing of any of the products it sells. Thus, in order to reduce product costs, the Company believes that it must successfully negotiate lower product procurement costs from suppliers. In the case of Zip products, in particular, the supplier may not be able to meet contractual obligations to reduce operational overhead or introduce business from other non-Iomega sources rapidly enough to offset the decline in Zip unit production, causing further price adjustments.

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

Distribution and Logistics

The Company in recent years has outsourced its distribution and logistics centers. During first quarter 2004, the Company entered into an agreement with a global provider of logistics services with the goal to consolidate its worldwide distribution and logistics requirements with one prime contractor. Consequently, the Company has become more reliant upon the computer systems of its outsourcing partners and logistics services providers. The Company faces risks that these systems may have communication, control or reliability problems. In addition, the Company faces risks of operational interruptions, missed or delayed shipments and inventory management risks in conjunction with its transition to a new logistics provider. The Company hopes to realize cost savings and operational efficiencies with its transition to a new logistics provider. However, the Company can give no assurance that any cost savings or operational efficiencies will result from this consolidation.

Moreover, a number of problems may occur in any distribution outsourcing relationship, including problems relating to product availability, supply, distribution, handling, shipping, quality or reliability. Such problems, if they were to arise with respect to the Company’s outsourced operations, could have an adverse effect in the form of: a) lower Company sales, income and/or gross margin; b) damage to the Company’s reputation in the marketplace, resulting in decreased demand for or acceptance of the Company’s products or c) damage claims filed against the Company by customers, contract partners or investors as a result of such problems.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

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

Component Supplies

Although the Company has sold its Penang Manufacturing Subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. As Zip product volumes have declined, multiple suppliers have imposed component price increases, which increases the overall cost of the Zip products. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

The Company’s inability to obtain sufficient components and equipment or to obtain or develop alternative sources of supply could have a number of adverse consequences, such as the following:

•	The Company might be unable to produce sufficient quantities of its products to satisfy market demand;

•	In the case of a component purchased exclusively from one supplier, the Company could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source;

•	The Company might be forced to delay product shipments;

•	The Company’s material costs might increase thereby reducing product gross margins and

•	The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase orders are based on estimated future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where the Company has made commitments for

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

purchases that the Company does not anticipate utilizing and therefore are considered excess. The Company has recorded significant charges in the past relating to excess purchase commitments and inventory reserves. The Company may be required to take similar charges attributable to forecasting inaccuracies in the future.

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

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of December 31, 2003, the Company employed 591 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation, regardless of outcome, may have an adverse effect upon the Company’s profitability or public perception, even if the litigation is unsuccessful.

Restructuring and Other Cost Reduction Activities

The Company restructured its operations during 2003 and notified 199 employees that their positions were being eliminated. Of these, all but 17 have been released and of these remaining individuals 11 will leave the Company in the first quarter of 2004 with the remaining 6 leaving the Company in the third quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

In conjunction with these restructurings, Iomega incurred pre-tax restructuring charges of $16.5 million, which reflects expenses associated with reductions in the Company’s worldwide workforce described above; reimbursement of restructuring expenses incurred by a strategic supplier; termination of contractual obligations and lease expenses associated with unutilized facilities. There is no assurance that these restructuring actions will lead to sustainable cost reductions or will otherwise benefit the Company. In addition, in carrying out these actions, the Company is at risk that key personnel and experience may have been lost. The Company may experience short-term disruptions of information technology systems and other business operations, or the strategic supplier may experience similar disruptions as a result of its restructuring. The Company may incur legal liabilities and claims associated with the restructuring actions and layoff.

Retention of Key Personnel

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so. Some skilled and experienced employees voluntarily resigned from the Company during 2003 and there is a risk of additional resignations by such employees, particularly in light of recent restructuring activities, the Company’s recent financial performance and recent improvements in the U.S. economy.

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

Other Risk Factors

During the third quarter of 1999, the Company announced plans to cease its Nomai manufacturing operations in Avranches, France and ceased such operations shortly thereafter. The Company may be forced to incur additional legal or other costs relating to this matter. See Note 6 of the notes to consolidated financial statements in Part IV for more information concerning Nomai litigation.

Significant portions of the Company’s sales are generated in Europe and Asia. The Company invoices the majority of its European customers in Euros and invoices its remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results (see “Quantitative and Qualitative Disclosures About Market Risk” below).

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the U.S., market ineffectively in countries outside of the U.S., institute efforts from an American perspective that are unsuccessful outside the U.S. or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies or weak sales.

Effective January 1, 2003, the Company began expensing the cost of stock options that the Company grants to employees. As a result of the payment of the one-time cash dividend on October 1, 2003, after the payment,

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123 “Accounting for Stock-Based Compensation”. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded.

In summary, a number of factors could adversely affect the Company or could cause actual events or results to differ materially from those indicated by any forward-looking statements. Such factors include: the ability of management to manage an increasingly complex business in a highly competitive environment, transportation issues, product and component pricing, changes in analysts’ earnings estimates, competition, technological changes and advances, adoption of technology or communications standards affecting the Company’s products, intellectual property rights, litigation, general economic conditions, seasonality and changes or slowdowns in overall market demand for personal computer products and other consumer products which utilize the Company’s products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various interest rate risks including foreign currency, interest rate and securities price risks. The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge net balance sheet exposures. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $2.4 million and $1.5 million at December 31, 2003 and December 31, 2002, respectively. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of December 31, 2003 and December 31, 2002, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

The Company did not have any significant debt outstanding at December 31, 2003 and December 31, 2002. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $3.9 million during 2003 and $3.8 million during 2002. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions. The Company minimizes its credit risk associated with temporary investments by using investment grade, highly liquid securities. The Company has classified all of its temporary investments as available-for-sale securities. The Company’s temporary investments are purchased with maturities in excess of three months. Temporary investments at December 31, 2003 and 2002 primarily consisted of corporate notes and bonds and paper, U.S. treasuries, certificates of deposit, U.S. agencies, taxable and non-taxable municipal obligations, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at December 31, 2003, the average duration of the Company’s temporary investments was less than 14 months, as compared to 9 months at December 31, 2002. At December 31, 2003, the Company had $15.0 million and $22.9 million of debt security investments that will mature within one year and will mature between one to two years, respectively. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at December 31, 2003 and 2002, consisted primarily of investments in repurchase agreements, corporate obligations, certificates of deposit, money market funds, U.S. agencies, and taxable and non-taxable municipal obligations.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Selection of BDO Seidman, LLP

The Audit Committee of the Board of Directors of Iomega periodically considers and recommends to the Board the selection of independent public accountants. On February 6, 2004, after an evaluation process of several independent audit firms and as recommended by Iomega’s Audit Committee, the Board of Directors appointed BDO Seidman, LLP (“BDO”) as Iomega’s independent auditors for the 2004 fiscal year, replacing Ernst & Young LLP (“Ernst & Young”).

This action effectively dismissed Ernst & Young as the Company’s independent auditor for the fiscal year that commenced on January 1, 2004; however, Ernst & Young, continued as the Company’s independent auditor for the fiscal year ended December 31, 2003 until the filing of this Form 10-K. The report of Ernst & Young on the Company’s consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope. There have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Ernst & Young’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2002 and 2003 and through February 6, 2004 (the date BDO was appointed), the Company did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Ernst & Young with a copy of the foregoing disclosure. The response of Ernst & Young stating their agreement to the foregoing disclosure is filed as Exhibit 16.2 to this Annual Report on Form 10-K.

Selection of Ernst & Young LLP

On March 19, 2002, after an evaluation process and as recommended by Iomega’s Audit Committee, the Board of Directors appointed Ernst & Young as Iomega’s independent auditors for the 2002 fiscal year, replacing Arthur Andersen LLP (“Arthur Andersen”).

Arthur Andersen issued unqualified or “clean” opinions for the years ended December 31, 2001 and 2000. There were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (Continued)

During the years ended December 31, 2001 and 2000 and through March 19, 2002 (the date Ernst & Young was appointed), the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosure. The response of Arthur Andersen stating their agreement to the foregoing disclosure was filed as an exhibit on Form 8-K on March 21, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES:

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required by this item appears in the sections of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “ELECTION OF DIRECTORS” and “— STOCK OWNERSHIP INFORMATION — Section 16(a) Beneficial Ownership Reporting Compliance”, which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading “EXECUTIVE OFFICERS OF THE COMPANY”.

IOMEGA CORPORATION AND SUBSIDIARIES

Website Availability of Corporate Governance and Other Documents

The following documents are available in the investor relations section of the Company’s website, www.iomega.com: (1) the Code of Conduct and Ethics adopted by the Company applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other executive officers, (2) the Company’s Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Nominating, Compensation and Ethics/Compliance Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Thomas Kampfer, Corporate Secretary of Iomega Corporation, 10955 Sorrento Vista Parkway, San Diego, California 92130. If any amendments are made to, or any waivers are granted with respect to, provisions of the Code of Conduct and Ethics adopted by the Company that apply to the Chief Executive Officer, Chief Financial Officer, Corporate Controller or other executive officers, the Company will disclose the nature of such amendment or waiver on its website.

Audit Committee Financial Expert

Information regarding the Audit Committee Financial Expert can be found in the section of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “BOARD COMMITTEES – Audit Committee”, which section is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION:

The information required by this item appears in the sections of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION” and “— Compensation Committee Interlocks and Insider Participation”, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required by this item is contained in the section of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “STOCK OWNERSHIP INFORMATION — Ownership by Management and Principal Stockholders”, which section is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is contained in the sections of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION — Employment and Severance Agreements” and “—Certain Relationships”, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES :

The information required by this item is contained in the section of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “INDEPENDENT PUBLIC ACCOUNTANTS”, which section is incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)	Documents Filed with Report:

(1)	Consolidated Financial Statements

The financial statements listed on the following Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

(2)	Consolidated Financial Statement Schedule

The financial statement schedule listed on the following Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.

(3)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K:

On January 22, 2004, the Company furnished a Form 8-K announcing the Company’s financial results for the quarter ending December 31, 2003 under Item 12, “Results of Operations and Financial Condition”.

On February 12, 2004, the Company filed a Form 8-K under Item 4, “Changes in Registrant’s Certifying Accountant”, announcing the change in auditors from Ernst & Young to BDO Seidman, LLP.

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

ITEMS 8, 15(a) AND 15(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Iomega Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended. Our audits also included the financial statement schedule listed as Schedule II – valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of Iomega Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements and schedule of Iomega Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 15, 2002 expressed an unqualified opinion on those statements before the revision to include the transitional disclosures included in Note 16.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iomega Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2003 and 2002 financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in January 2003, the Company changed its method of accounting for stock-based employee compensation.

As discussed above, the consolidated financial statements of Iomega Corporation as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 16, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 16 for fiscal 2001 included (i) agreeing the previously reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in that period related to goodwill that is no longer being amortized to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 in Note 16 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s consolidated financial statements for 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

San Diego, California

January 20, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iomega Corporation:

We have audited the accompanying consolidated balance sheets of Iomega Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

/S/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah

January 15, 2002

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ANDERSEN”) IN CONNECTION WITH IOMEGA CORPORATION’S FORM 10-K FILING FOR THE YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2003	2002
Current Assets:
Cash and cash equivalents	$122,591	$241,519
Restricted cash	200	3,800
Temporary investments	46,140	208,545
Trade receivables, less allowance for doubtful accounts of $2,899 and $5,462, respectively	37,234	54,477
Inventories	23,745	40,525
Deferred income taxes	17,790	27,573
Income taxes receivable	4,937	—
Other current assets	7,553	14,490

Total Current Assets	260,190	590,929

Property and Equipment, at Cost:
Machinery and equipment	107,865	130,454
Leasehold improvements	11,015	10,369
Furniture and fixtures	12,634	12,802
Construction in process	4,691	1,751

	136,205	155,376
Accumulated depreciation and amortization	(120,152)	(137,274)

Net Property and Equipment	16,053	18,102

Goodwill	11,691	11,691

Other Intangibles, Net	4,525	6,755

Other Assets	71	122

Total Assets	$292,530	$627,599

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	December 31,
	2003	2002
Current Liabilities:
Accounts payable	$38,000	$60,131
Accrued payroll, vacation and bonus	10,104	9,589
Margin on deferred revenue	9,953	19,118
Marketing program accruals	8,588	15,426
Accrued restructuring charges	8,162	3,999
Accrued warranty	5,225	8,035
Accrued excess purchase commitments	4,744	2,258
Other accrued liabilities	38,319	40,031
Income taxes payable	—	622

Total Current Liabilities	123,095	159,209

Other Long-Term Liabilities	1,471	2,244

Deferred Income Taxes	30,076	55,107

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred Stock, $0.01 par value - authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock - authorized 400,000 Shares, none issued	—	—
Common Stock, $0.03 1/3 par value - authorized 400,000,000 Shares, issued 54,931,209 and 54,645,278 shares, respectively	1,834	1,822
Additional paid-in capital	77,120	307,716
Less: 3,428,590 and 3,426,288 Common Stock treasury shares, respectively, at cost	(33,791)	(33,791)
Retained earnings	92,725	135,292

Total Stockholders’ Equity	137,888	411,039

Total Liabilities and Stockholders’ Equity	$292,530	$627,599

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Sales	$391,344	$614,363	$831,094
Cost of sales	281,068	378,239	645,504

Gross margin	110,276	236,124	185,590

Operating Expenses:
Selling, general and administrative	106,185	133,506	210,001
Research and development	31,555	36,249	49,522
Restructuring charges (reversals)	11,437	(2,423)	38,946
Bad debt expense (credit)	(1,769)	(3,068)	7,121

Total Operating Expenses	147,408	164,264	305,590

Operating income (loss)	(37,132)	71,860	(120,000)

Interest income	5,192	8,641	15,806
Interest expense	(501)	(1,108)	(432)
Other expense, net	(155)	(3,504)	(1,499)

Income (loss) before income taxes	(32,596)	75,889	(106,125)

Benefit (provision) for income taxes	13,735	(41,170)	12,846

Net income (loss)	$(18,861)	$34,719	$(93,279)

Net income (loss) per basic and diluted common share	$(0.37)	$0.68	$(1.74)

Weighted average common shares outstanding	51,357	51,214	53,489

Weighted average common shares outstanding – assuming dilution	51,357	51,363	53,489

Dividends paid per share (Note 8)	$5.00	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2000	54,470,117	$1,815	$306,140	$(13,267)	$193,852	$488,540
Sale of Common Shares pursuant to exercise of stock options at an average price of $8.36 cash per share	44,584	1	371	—	—	372
Purchase of 2,624,360 Common Shares at an average price of $6.71 cash per share	—	—	—	(17,600)	—	(17,600)
Tax benefit from dispositions of employee stock	—	—	227	—	—	227
Issuance of Common Shares under Employee Stock Purchase Plan	53,135	3	605	—	—	608
Issuance of unrestricted Common Shares to Directors in lieu of cash fees	3,478	—	51	—	—	51
Issuance of restricted Common Shares to Directors in lieu of cash fees	1,385	—	23	—	—	23
Fractional share payout of 1 for 5 reverse stock split	(680)	—	(4)	—	—	(4)
Net loss	—	—	—	—	(93,279)	(93,279)

Balances at December 31, 2001	54,572,019	1,819	307,413	(30,867)	100,573	378,938
Sale of Common Shares pursuant to exercise of stock options at an average price of $1.11 cash per share	42,708	1	46	—	—	47
Purchase of 340,400 Common Shares at an average price of $8.59 cash per share	—	—	—	(2,924)	—	(2,924)
Tax benefit from dispositions of employee stock	—	—	61	—	—	61
Issuance of Common Shares under Employee Stock Purchase Plan	30,551	2	196	—	—	198
Net income	—	—	—	—	34,719	34,719

Balances at December 31, 2002	54,645,278	1,822	307,716	(33,791)	135,292	411,039
Sale of Common Shares pursuant to exercise of stock options at an average price of $2.09 cash per share	266,662	11	546	—	—	557
Payment of one-time cash dividend of $5.00 per share	—	—	(233,541)	—	(23,706)	(257,247)
Tax benefit from dispositions of employee stock	—	—	664	—	—	664
Compensation expense related to Management Incentive Plan restricted stock	—	—	179	—	—	179
Treasury Shares from forfeiture of 2,302 shares of unvested restricted stock	—	—	—	—	—	—
Stock compensation expense	—	—	1,418	—	—	1,418
Issuance of Common Shares under Employee Stock Purchase Plan	19,269	1	138	—	—	139
Net loss	—	—	—	—	(18,861)	(18,861)

Balances at December 31, 2003	54,931,209	$1,834	$77,120	$(33,791)	$92,725	$137,888

The accompanying notes to consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$(18,861)	$34,719	$(93,279)
Non-Cash Revenue and Expense Adjustments:
Depreciation and amortization	12,355	22,016	49,732
Deferred income tax provision (benefit)	(15,248)	55,138	(14,817)
Non-cash inventory write-offs	897	4,240	29,314
Stock compensation expense	1,597	—	—
Loss on fixed assets and other assets and temporary investment amortization	1,868	3,609	15,942
Non-cash impairment charges	—	10,681	—
Bad debt expense (credit)	(1,769)	(3,068)	7,121
Non-cash restructuring charges (reversals)	597	(984)	9,787
Tax benefit from dispositions of employee stock	664	61	227

	(17,900)	126,412	4,027
Changes in Assets and Liabilities:
Trade receivables	19,012	37,987	42,944
Inventories	15,883	7,749	16,847
Other current assets	6,937	1,112	(441)
Accounts payable	(22,131)	5,376	(39,618)
Other current liabilities	(17,524)	(38,621)	(43,445)
Accrued restructuring charges	4,163	(11,771)	11,769
Restricted cash	3,600	173	(4,144)
Income taxes	(5,559)	4,647	(267)

Net Cash Provided by (Used in) Operating Activities	(13,519)	133,064	(12,328)

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,430)	(7,326)	(18,789)
Purchases of temporary investments	(616,617)	(335,851)	(167,631)
Sales of temporary investments	776,613	231,213	185,025
Proceeds from Penang sale (net of $6.8 million cash)	—	3,369	—
Net change in other assets and other liabilities	(424)	431	(3,865)

Net Cash Provided by (Used in) Investing Activities	151,142	(108,164)	(5,260)

Cash Flows from Financing Activities:
Payment of cash dividend	(257,247)	—	—
Proceeds from sales of Common Stock	696	245	1,050
Payments on capitalized lease and other obligations	—	(651)	(1,485)
Purchase of Common Stock	—	(2,924)	(17,600)

Net Cash Used in Financing Activities	(256,551)	(3,330)	(18,035)

Net Increase (Decrease) in Cash and Cash Equivalents	(118,928)	21,570	(35,623)
Cash and Cash Equivalents at Beginning of Year	241,519	219,949	255,572

Cash and Cash Equivalents at End of Year	$122,591	$241,519	$219,949

The accompanying notes to consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company’s principal data management devices include magnetic drives and disks marketed under the Zip trademark and optical drives marketed under the Iomega CD-RW and Iomega DVD rewritable trademarks. The Company also markets portable and desktop hard disk drives (“HDD”), Iomega® Mini and Micro Mini USB drives, an Iomega® Floppy USB drive, Iomega® Networked Attached Storage (“NAS”) servers and various software titles. Retail outlets for the Company’s products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and online vendors. The Company sells its products to retail channels directly as well as indirectly through distributors. In addition to sales through these retail channels, the Company has sales relationships with a variety of companies within the computer and consumer electronics industries. These relationships include arrangements with original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) that provide for certain of the Company’s products to be resold on a stand-alone basis or incorporated in new computers and other systems at the time of purchase. The Company also sells its products through the www.iomega.com website.

Sources of Supply

Even though the Company sold its manufacturing facility (see Note 2 for more detail) and has entered into a manufacturing agreement with Venture Corporation Limited (“Venture”), the Company is still responsible for the supply of certain components for the manufacture of the Company’s Zip products. Certain components incorporated in, or used in, the manufacture of Zip products are currently available only from single source suppliers. The Company purchases a portion of its single and limited source components pursuant to purchase orders that do not include guaranteed supply arrangements. The Company also purchases most of the products it resells directly from other suppliers. Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on the Company’s operating results.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts, inventory valuation reserves and tax valuation allowances. Actual results could differ materially from these estimates.

Reclassifications

Certain inconsequential reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation. Sales and selling, general and administrative expense information for 2001 have been reclassified to show the effects of Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”) which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The EITF 00-25 reclassification did not impact product profit margin (“PPM”) that is discussed in Note 15.

Revenue Recognition

The Company’s customers include OEMs, retailers, distributors, VARs, catalogs, private label and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the consolidated financial statements. The reserve for estimated returns totaled $3.1 million and $6.0 million at December 31, 2003 and 2002, respectively.

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

The Company sells various extended warranty plans for its NAS servers, some of which are bundled with certain NAS servers. The service periods of the extended warranty plans are up to three years. The Company defers all sales associated with these warranties and recognizes the sales ratably over the respective life of the warranty once the extended warranty has been registered with the Company by the end user.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The deferrals related to the NAS extended warranties and estimated excess channel inventory totaled $8.7 million and $17.9 million at December 31, 2003 and 2002, respectively and are included in “margin on deferred revenue” in the consolidated balance sheets.

The Company sells software that is embedded or bundled with some of its drive products, as well as some software titles that are downloaded from the Company’s website. Sales from the software embedded or bundled with drive products, less reserves for estimated returns, are recognized upon shipment to the customer. Sales from software that is downloaded from the Company’s website is recognized at the time of the download. The software sold by the Company does not contain multiple elements. The Company’s software sales are immaterial.

Price Protection and Rebate Reserves

The Company has agreements with some of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized.

Reserves for volume and other rebates and price protection totaled $18.7 million and $29.2 million at December 31, 2003 and 2002, respectively and are netted against trade receivables in the consolidated balance sheets.

Foreign Currency Translation

For purposes of consolidating non-U.S. operations, the Company has determined the functional currency for its non-U.S. operations to be the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Forward Exchange Contracts

The Company is exposed to various foreign currency exchange rate risks that arise in the normal course of business. The Company’s functional currency is the U.S. dollar. The Company has international operations resulting in receipts and payments in currencies that differ from the functional currency of the Company. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statements of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. Currently, the Company is using forward contracts only to hedge net balance sheet exposures. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

When hedging net balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at December 31, 2003 and 2002 consisted primarily of investments in repurchase agreements, corporate obligations, certificates of deposit, money market funds, U.S. agencies and taxable and non-taxable municipal obligations.

Restricted Cash

At December 31, 2002, the Company replaced an expiring letter of credit and classified $3.6 million of cash as restricted cash to secure this new letter of credit. Per the agreement associated with this letter of credit, this cash was set aside in a certificate of deposit until the letter of credit expired in March 2003. The Company also has $0.2 million of restricted cash to cover foreign bank guarantees for value added taxes (“VAT”). This cash is reported separately as “restricted cash” in the consolidated balance sheets.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at December 31, 2003 and 2002 consisted primarily of corporate notes and bonds and paper, U.S. treasuries, certificates of deposit, U.S. agencies, taxable and non-taxable municipal obligations, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments has an effective maturity greater than 24 months and at December 31, 2003, the average duration of the Company’s temporary investments was less than 14 months, as compared to 9 months at December 31, 2002. At December 31, 2003, the Company had $15.0 million and $22.9 million of debt security investments that will mature within one year and will mature between one to two years, respectively. The Company minimizes its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The carrying value of the various financial investments (which approximates fair value) that make up the Company’s cash and cash equivalents and temporary investments are as follows:

	December 31, 2003	December 31, 2002
	(In thousands)
Cash and Cash Equivalents:
Cash	$42,245	$43,740
Repurchase agreements	38,030	23,383
Corporate obligations	23,099	78,727
Certificates of deposit	19,217	20,500
Money market funds	—	38,514
U.S. agencies	—	31,005
Municipal obligations	—	5,650

Total Cash and Cash Equivalents	$122,591	$241,519

Temporary Investments:
Corporate obligations	$26,694	$98,487
U.S. treasuries	10,492	37,163
Certificates of deposit	8,250	—
U.S. agencies	—	25,496
Municipal obligations	—	13,076
Asset-backed securities	704	18,316
Mortgage-backed securities	—	16,007

Total Temporary Investments	$46,140	$208,545

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Inventories

Inventories, net of inventory valuation reserves, include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2003	2002
	(In thousands)
Raw materials	$3,875	$2,249
Finished goods	19,870	38,276

	$23,745	$40,525

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers inventory which is not expected to be sold within the next nine months, as forecasted by the Company’s material requirements planning systems, as excess and thus appropriate reserves are established through a charge to cost of sales.

Property and Equipment

Purchases of property and equipment are recorded at cost and major improvements are capitalized. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation and amortization accounts, and the net resulting gain or loss is included in “Other expense, net” in the consolidated statements of operations. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property:

Machinery and equipment	2 - 5 years
Leasehold improvements	5 years
Furniture and fixtures	10 years

Fixed asset reserves are established for those assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with “accumulated depreciation and amortization” in the consolidated balance sheets.

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset (see Note 2 for more detail).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company has performed the impairment test required under SFAS 142 and has determined that the Company’s $11.7 million of goodwill, all of which is associated with the Zip product line, was not impaired. There have been no indicators of impairment from the time the impairment test was performed to December 31, 2003.

Other Intangibles

Other intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2003, the Company had approximately $4.5 million of other intangible assets, primarily a licensing agreement and intellectual property. The remaining estimated useful lives for the Company’s other intangible assets range from one and one-half to two and one-half years.

Advertising

The Company expenses the cost of advertising as it is incurred, except cooperative advertising or market development funds with distributors and retailers, which are accrued at the time of sale. For the years ended December 31, 2003, 2002 and 2001, advertising expenses totaled $15.8 million, $29.7 million and $53.9 million, respectively.

Shipping and Handling Costs

The Company records as cost of sales, shipping and handling costs incurred in shipping product to the Company’s customers.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Restructuring Charges

The Company’s 1999 and 2001 restructuring charges were recorded under EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 states that restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and the Company has the ability to reasonably estimate costs. Estimated amounts for severance and benefits are accrued once the potentially affected employees have been notified of the termination and severance benefits have been communicated. The communication must include, at a minimum, the number of impacted employees, the job functions and the locations that are affected. The Company revised some of its estimates for the 2001 restructuring actions during 2002 and 2003 under the guidance provided by EITF 94-3 (see Note 5 for more detail).

The Company’s 2003 restructuring charges were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Thus amounts for severance and benefits are accrued once the affected employees have been notified of the termination, severance benefits have been communicated and the employee will not be retained more than 60 days after the notification date. For those employees on transition who will remain with the Company beyond 60 days after their notification date, the Company calculates their estimated severance costs and records this liability ratably over the remaining service period. The Company records the liability for contract termination costs once the contract is terminated or the Company ceases receiving any benefit from the contract. In the case of leased property, once the Company has exited the facility and is no longer receiving any benefit from the lease, the Company records a liability for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the lease. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed.

Other Accrued Liabilities

Other accrued liabilities includes accruals for royalties, forward foreign exchange contracts, litigation, self-insurance liabilities, professional fees, employee relocation costs, VAT, sales and other taxes and other miscellaneous liabilities.

Stock Compensation Expense

The Company has various stock-based compensation plans (stock option plans, a restricted stock plan and an employee stock purchase plan (“ESPP”)). Under the ESPP, employees can purchase the Company’s Common Stock at a discount. Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based compensation expense for these plans is reflected in the consolidated statements of operations for the years ended December 31, 2002 or 2001 as all options granted had an exercise price equal to the market value of the Company’s Common Stock on the date of grant. Additionally, the restricted stock plan was established during 2003 and the 15% discount for the ESPP was not considered stock compensation under APB No. 25 for 2002 and 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, the Company expensed only those employee stock options that were granted or modified after January 1, 2003.

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003.

As required by the Company’s 1997 Stock Incentive Plan, a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding under this plan. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of October 2, 2003. The impact of this action resulted in an additional charge for the fair value in the fourth quarter of 2003 of $1.2 million for modifying vested options and an additional estimated $0.6 million will be amortized to the statement of operations over the remaining vesting period of the outstanding options.

The Board of Directors intends to recommend to the Company’s stockholders that they vote, at the 2004 Annual Meeting of Stockholders, to approve amendments to the Company’s 1995 Director Stock Option Plan and 1987 Stock Option Plan permitting a similar adjustment to be made to options outstanding under those plans. Unless such stockholder approval is obtained, no adjustment will be made to the options outstanding under those two plans. However, since the value of the options was decreased as a result of the declared dividend, this was determined to be a “deemed” modification of the stock options. Since these options have been considered modified, they are being accounted for under the fair value method of SFAS 123. Until stockholder approval is obtained for further modification, the Company estimates that the impact of this action will be an additional $0.1 million that will be amortized to the statement of operations over the remaining vesting period of the outstanding options.

As a result of these actions, as of October 2, 2003, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123.

Stock compensation expense for the restricted stock plan, which was approved by stockholders during the second quarter of 2003, has been accounted for under SFAS 123, with the fair value of the restricted stock being recognized over the vesting period of the restricted stock. During 2003, less than $0.1 million was recorded as stock compensation expense for the fair value of the discount associated with the ESPP.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The following table illustrates the effect on net income (loss) and per share data if the fair value based method had been applied to all outstanding and unvested awards in 2001 and 2002 and for the full year in 2003:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net income (loss) as reported	$(18,861)	$34,719	$(93,279)
Add: Stock compensation expense included in reported net income (loss), net of related tax effects	977	—	—
Less: Total stock compensation expense determined under fair value method for all awards, net of related tax effects	(1,999)	(1,435)	(2,415)

Pro forma net income (loss)	$(19,883)	$33,284	$(95,694)

Net income (loss) per basic and diluted share - As reported	$(0.37)	$0.68	$(1.74)

Net income (loss) per basic and diluted share - Pro forma	$(0.39)	$0.65	$(1.79)

The fair value of each option grant has been estimated on the date of grant or modification using the Black-Scholes option-pricing model with the following assumptions used in calculating compensation cost: expected stock price volatility of 52%, 54% and 56% for 2003, 2002 and 2001, respectively; a risk-free interest rate of 2.49%, 3.05% and 4.00% for 2003, 2002 and 2001, respectively; expected dividends of zero for 2003, 2002 and 2001 and an expected average life of 3.56 years, 3.46 years and 3.25 years for 2003, 2002 and 2001, respectively. The Company uses an accelerated method of recognizing stock compensation expense over the vesting period of the option as allowed by SFAS 123.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
December 31, 2003:
Basic EPS	$(18,861)	51,357	$(0.37)
Effect of options	—	—

Diluted EPS	$(18,861)	51,357	$(0.37)

December 31, 2002:
Basic EPS	$34,719	51,214	$0.68
Effect of options	—	149

Diluted EPS	$34,719	51,363	$0.68

December 31, 2001:
Basic EPS	$(93,279)	53,489	$(1.74)
Effect of options	—	—

Diluted EPS	$(93,279)	53,489	$(1.74)

Stock options for the years ended December 31, 2003 and 2001 were not included in the calculation of Diluted EPS as their inclusion would have been anti-dilutive. For the years ended December 31, 2003, 2002 and 2001, there were outstanding options to purchase 1,176,785 shares, 1,563,855 shares and 1,908,173 shares, respectively, that had an exercise price greater than the average market price of the common shares for the four preceding quarters. In calculating this average, the market price for the first three quarters of 2003 was reduced by $5.00 to reflect the impact of the $5.00 one-time cash dividend on both the market price and the grant price of the modified options.

Venture Capital Investment

During 1999, the Company made a $1.5 million venture capital investment. The objective of this venture capital investment was the potential collaboration in the development of optical technologies. This asset was included in “other assets” in the consolidated balance sheets and was accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. During 2002, the Company wrote off the entire $1.5 million value of the venture capital investment based on the continued deterioration of the venture’s financial position. This write-off was included in “other expense, net” in the consolidated statements of operations. During 2003, the Company received notification that the venture was liquidating. The Company has no other venture capital investments.

Warranty Costs

The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. The Company uses a statistically based model to estimate warranty accrual requirements. The statistical model, used to project future returns, is based upon a rolling monthly calculation that computes the

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

number of units required in the warranty reserve and is based upon monthly sales, actual returns and statistically projected return rates. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Actual warranty costs are charged against the warranty reserve. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns and repair costs. The Company reviews the adequacy of its recorded warranty liability on a quarterly basis and records the necessary adjustments to the warranty liability.

Changes in the Company’s warranty liability during 2003 and 2002 were as follows:

	Years Ended December 31,
	2003	2002
	(In thousands)
Balance at beginning of year	$8,035	$10,856
Accruals/additions	6,586	10,625
Claims	(9,396)	(13,446)

Balance at end of year	$5,225	$8,035

Guarantees

During the third quarter of 2003, the Company entered into a limited guarantee with a component supplier whereby the Company will provide a guarantee of payments for purchases by a contract manufacturer of the component supplier’s product. The contract manufacturer is incorporating the component supplier’s product into Iomega branded DVD products. The Company has guaranteed purchases of the component supplier’s product by the contract manufacturer for up to $3 million. All purchase orders placed by the contract manufacturer must be countersigned or approved by a Company representative in advance of the transaction. This guarantee will remain in effect until the Company is no longer selling the component supplier’s product under the Iomega brand or until the component supplier extends a credit facility to the contract manufacturer that does not require a guarantee by the Company. The Company entered into this guarantee to facilitate the purchase of product by the contract manufacturer directly from the component supplier. The Company will only make payments under this guarantee in the event that the contract manufacturer is in material payment default. However, if the contract manufacturer defaulted on payment to the component supplier, the Company would be entitled to withhold any related amounts due from the Company to the contract manufacturer. The component supplier has presently granted a $2 million line of credit to the contract manufacturer. Accordingly, the current potential exposure to the Company under the guarantee is $2 million. The Company recorded a $30 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if valuation allowance is needed. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provisions.

Recent Accounting Pronouncement

In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and in December of 2003 issued a revised version (FIN 46R). FIN 46R provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. FIN 46R modified the effective dates of FIN 46 and the effective date for FIN 46R in its entirety is March 31, 2004, with some specific sections being effective earlier. The Company adopted FIN 46 during the fourth quarter of 2003. The Company does not have an interest in a VIE that meets the FIN 46 requirements.

(2) Penang Manufacturing Subsidiary Impairment Charges

On November 1, 2002, the Company completed the sale of all of the stock of its wholly-owned indirect subsidiary, Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”), to Venture pursuant to an agreement entered into by the parties on September 29, 2002 (the “Agreement”). The principal assets of the Penang Manufacturing Subsidiary were manufacturing equipment, inventory and a 376,000 square-foot manufacturing facility in Penang, Malaysia where the Company’s Zip drives and certain other products are manufactured. Pursuant to the terms of the Agreement, at the closing of the transaction, the Company received total proceeds of $10.2 million for the Penang Manufacturing Subsidiary, which amount was determined by an arms-length negotiation between the parties and was based on the net asset value of the Penang Manufacturing Subsidiary on November 1, 2002. Included in the assets sold by the Company was $6.8 million of cash in operating accounts, so the Company received net cash proceeds of $3.4 million. Venture completed its post-closing balance sheet audit and there were no material adjustments. Prior to this transaction, Venture had provided contract manufacturing services to the Company for printed circuit board assemblies. On November 1, 2002, the Company entered into a five-year manufacturing services agreement with Venture and the Company’s former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other storage related products.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Penang Manufacturing Subsidiary Impairment Charges (Continued)

As a result of the Agreement entered into during the third quarter of 2002, the Company determined under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that the net assets owned by the Penang Manufacturing Subsidiary were impaired, as the sales price was below the carrying value of the net assets on the Penang Manufacturing Subsidiary’s books. During the third quarter of 2002, the Company recorded impairment charges of $10.7 million (reported in cost of sales in the consolidated statements of operations and reflected in the table below) for the impairment of the Penang Manufacturing Subsidiary’s net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory were attributable to the Zip product line.

In addition to the $10.7 million of impairment charges, as a result of this divestiture, the Company also recorded a U.S. tax liability of $39.6 million relating to past foreign earnings that were no longer considered to be permanently invested abroad. This additional tax liability was partially offset by a reduction in the Company’s tax valuation allowance of $12.8 million for net deferred tax assets, resulting in an increase in the net tax provision of $26.8 million.

The major groups of assets and liabilities of the Penang Manufacturing Subsidiary which were sold on November 1, 2002, were as follows:

November 1, 2002
(In thousands)
Assets:
Current Assets:
Cash	$6,832
Restricted cash	171
Inventories	3,822
Other current assets	140

Total current assets	10,965

Net Property, Plant and Equipment	16,227

Total assets	$27,192

Liabilities:
Current Liabilities:
Accounts payable	$13,795
Other current liabilities	3,196

Total current liabilities	$16,991

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
U.S.	$(18,870)	$40,001	$(115,047)
Non-U.S.	(13,726)	35,888	8,922

	$(32,596)	$75,889	$(106,125)

The income tax benefit (provision) consisted of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Current Income Taxes:
U.S. State	$(833)	$—	$(165)
Non-U.S.	(1,062)	(1,919)	(1,695)

	(1,895)	(1,919)	(1,860)

Deferred Income Taxes:
U.S. Federal	14,495	(60,484)	39,058
U.S. State	9,015	(7,448)	4,329
Non-U.S.	(3,178)	(757)	501

	20,332	(68,689)	43,888

Total current and deferred income taxes	18,437	(70,608)	42,028
Decrease (increase) in valuation allowance	(4,702)	29,438	(29,182)

Benefit (provision) for income taxes	$13,735	$(41,170)	$12,846

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Income Taxes (Continued)

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the actual benefit (provision) recorded by the Company are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Benefit (provision) at U.S. statutory rate	$11,409	$(26,561)	$37,144
Permanent book to tax adjustment items	(98)	(1,126)	(405)
State income taxes, net of federal effect	1,304	(3,036)	4,245
Foreign income taxes	(3,420)	(1,919)	(1,695)
Reversal of permanently invested earnings	—	(39,617)	—
Foreign tax credits	1,062	1,264	1,695
Research credits	4,649	423	—
Adjustment to state operating losses	3,765	—	—
Other	(234)	(36)	1,044

	18,437	(70,608)	42,028
Decrease (increase) in valuation allowance	(4,702)	29,438	(29,182)

Benefit (provision) for income taxes	$13,735	$(41,170)	$12,846

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2003, the Company established an additional valuation allowance totaling $4.7 million for a portion of its U.S. deferred tax assets primarily related to state net operating loss carryforwards (“NOLs”). After considering its forecasts of taxable income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets, the Company concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the fourth quarter of 2003.

During 2002, the Company’s decision to sell its Penang Manufacturing Subsidiary necessitated the recording of a tax provision during the third quarter of 2002 for the Company’s foreign earnings that were previously considered permanently invested in non-U.S. operations. This resulted in an additional deferred U.S. tax liability of $39.6 million. This provision was partially offset by the release of $12.8 million of valuation allowance for a net provision of $26.8 million in the third quarter of 2002. The release of the valuation allowance on the U.S. deferred tax assets resulted from the Company no longer being in a net deferred tax asset position. The resulting net deferred tax liability position was primarily due to the $39.6 million provision on the Company’s foreign earnings that were previously considered permanently invested in non-U.S. operations.

During 2002, the Company recorded a $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the sale of the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with U.S. NOLs. The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Income Taxes (Continued)

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

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred Tax Assets (Liabilities):
Current Deferred Tax Assets:
Trade receivable reserves	$5,193	$11,259
Inventory reserves	3,753	3,042
Accrued expense reserves	10,911	13,030
Other	53	242

Total current deferred tax assets	19,910	27,573

Non-Current Deferred Tax Assets:
Fixed asset reserves	370	1,185
Tax credit carryforwards	21,370	19,058
Accelerated depreciation and amortization	4,521	4,301
U.S. and foreign loss carryforwards	38,370	49,643
Other	1,466	884

Total non-current deferred tax assets	66,097	75,071

Total deferred tax assets	86,007	102,644

Non-Current Deferred Tax Liabilities:
Tax on unremitted foreign earnings	(73,569)	(109,988)
Purchased goodwill	(4,824)	(4,991)

	(78,393)	(114,979)

Current valuation allowance	(2,120)	—
Non-current valuation allowance	(17,780)	(15,199)

Net deferred tax liabilities	$(12,286)	$(27,534)

As Reported on the Balance Sheets:
Current deferred tax assets	$17,790	$27,573

Non-current deferred tax liabilities	$(30,076)	$(55,107)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Income Taxes (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards as of December 31, 2003:

	Amount	Expiration Dates
	(In Thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$16,595	2022 to 2023
State NOLs	9,281	2004 to 2022
Foreign NOLs	12,021	2004 to 2006
Capital losses	473	2006

	$38,370

Tax Credit Deferred Tax Assets:
Foreign tax credits	$11,226	2005 to indefinite
Research credits	9,584	2007 to 2023
Alternative minimum tax credits	560	Indefinite

	$21,370

At December 31, 2003, the Company had $16.6 million of deferred tax assets related to U.S. federal NOLs, which reflect a tax benefit of approximately $47 million in future U.S. federal tax deductions. At December 31, 2003, the Company had $9.3 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $232 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized.

Net deferred tax liabilities for the Company at December 31, 2003 were $12.3 million. As of December 31, 2003, deferred tax liabilities for estimated U.S. federal and state taxes of $73.6 million have been accrued on unremitted foreign earnings of $198.8 million. During the third quarter of 2002, taxes were provided on all earnings previously considered to be permanently invested in non-U.S. operations.

Cash paid for income taxes was $3.9 million, $3.8 million and $1.7 million in 2003, 2002 and 2001, respectively. The Company also received tax refunds of less than $0.1 million, $20.0 million and $0.6 million during 2003, 2002 and 2001, respectively.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by $0.7 million, $0.1 million and $0.2 million in 2003, 2002 and 2001, respectively. Such benefits were recorded as an increase to additional paid-in capital in the consolidated balance sheets.

During 2003, the Internal Revenue Service completed its examination of the Company’s federal tax returns for the years ended 1996, 1997 and 1998.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Non-Restructuring Charges

During 2001, the Company recorded non-restructuring charges of $77.1 million, mainly as cost of sales. These charges were recorded in the second and third quarters. A breakdown of the charges is included in the table below:

Description of Non-Restructuring Charges	Amount	Financial Statement Category
	(In millions)
Q2 2001
Products:
Zip	$4.5	Cost of sales
CD-RW	10.0	Cost of sales
HipZip (included in PocketZip segment)	17.9	Cost of sales
FotoShow (included in Other segment)	8.9	Cost of sales
Other (primarily sourced products)	3.6	Cost of sales

	44.9
Separation agreement	1.1	SG&A(1)

	46.0

Q3 2001
Products:
Zip	7.5	Cost of sales
CD-RW	7.5	Cost of sales
HipZip (included in PocketZip segment)	1.9	Cost of sales
PocketZip	1.7	Cost of sales
Peerless (included in Other segment)	2.4	Cost of sales
FotoShow (included in Other segment)	1.8	Cost of sales
Other (software & sourced products)	2.4	Cost of sales

	25.2
Marketing assets and commitments	4.0	SG&A
Excess information technology assets	1.3	SG&A
Other charges	0.6	SG&A

	31.1

Total 2001	$77.1

(1)	SG&A = Selling, general and administrative expenses

2001 Non-Restructuring Charges

Second Quarter

During the second quarter of 2001, the Company recorded non-restructuring charges of $46.0 million, primarily reflecting write-downs of the HipZip digital audio player (“HipZip”), CD-RW and FotoShow inventory and equipment and loss accruals for related supplier purchase commitments.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Non-Restructuring Charges (Continued)

Inventory reserves recorded in the second quarter of 2001 amounted to $16.8 million. Loss accruals for related supplier purchase commitments amounted to $18.3 million. Additional accruals of $2.2 million were recorded to reflect valuation reserves for inventory in the channel. Also included in the second quarter 2001 non-restructuring charges was a $7.6 million reserve reflecting the extent to which undiscounted future cash flows were estimated to be less than the net book value of related manufacturing equipment.

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

The Company began shipping CD-RW products in August 1999. Most of the Company’s CD-RW drives were purchased from suppliers and marketed under the Iomega name without significant manufacturing activity by the Company. Due to intense competitive pricing pressures in the CD-RW market, prices fell faster for CD-RW products than the Company anticipated, particularly during the second quarter of 2001. The Company was unable to negotiate lower prices with vendors at the same rate as external prices to its customers declined. As a result, the Company recorded inventory reserves of $4.4 million; loss accruals of $2.9 million for supplier purchase commitments; $1.8 million of reserves for channel inventory exposures and write-downs of related manufacturing equipment amounting to $0.9 million.

The Company began shipping HipZip late in the third quarter of 2000. Sales volumes during the first half of 2001 did not meet the Company’s expectations, which caused the Company to change future expectations. The digital audio player market became saturated with competitive product offerings. As a result, during the second quarter of 2001, the Company recorded inventory reserves of $4.6 million; loss accruals of $9.1 million for supplier purchase commitments and write-downs of related manufacturing equipment amounting to $4.2 million.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Non-Restructuring Charges (Continued)

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

During the third quarter of 2001, due to decreasing sales volumes, the Company entered into a settlement agreement to terminate a third-party manufacturer of Zip disk products and consolidate this production into the Company’s manufacturing facility in Penang, Malaysia. As a result, during the third quarter of 2001, the Company recorded contract cancellation costs of $4.8 million. In addition, due to declining volumes, the Company recorded write-downs of related manufacturing equipment and miscellaneous supplier commitments amounting to $2.7 million.

During the third quarter of 2001, sales prices for CD-RW products fell short of the Company’s expectations for the quarter, causing the Company to further lower future sale expectations and sales prices. Also, higher per unit overhead costs associated with the lower volumes, as well as supplier claims being higher than projected in the second quarter, necessitated additional inventory reserves. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $7.2 million to cover inventory in the channel as well as inventory on hand and loss accruals of $0.3 million for contract cancellation costs.

During the third quarter of 2001, sales volumes for HipZip fell short of the Company’s expectations for the quarter, causing the Company to further lower future revenue expectations and sales prices. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.9 million to cover primarily inventory in the channel.

During the third quarter of 2001, due to decreasing sales volumes for PocketZip products, the Company recorded $0.5 million of inventory reserves and loss accruals of $1.2 million for contract cancellation costs.

Late in the second quarter of 2001, the Company began shipping Peerless drives and disks in both 10 gigabyte (“GB”) capacities, where one gigabyte equals 1 billion bytes, and 20GB versions. During the third quarter of 2001, the mix of 10GB to 20GB disks sold was significantly lower than expected, resulting in excess components for Peerless 10GB disks. As a result, during the third quarter of 2001, the Company recorded inventory reserves of $2.4 million for the excess components.

During the third quarter of 2001, sales volumes for the FotoShow digital viewer fell short of the Company’s expectations for the quarter, causing the Company to further lower future volume and sales price expectations. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.8 million primarily for inventory on hand.

Charges recorded for Other products were primarily for Microdrive and software. During the third quarter of 2001, the Company lowered future sales expectations for Microdrive. As a result, during the third quarter of 2001, the Company recorded additional inventory reserves of $1.3 million primarily for inventory on hand. Charges recorded for Other products also included write-downs of intangible software assets of $1.1 million.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Non-Restructuring Charges (Continued)

During the third quarter of 2001, the Company recorded charges of $2.8 million for cancelling various marketing programs as well as write-downs of excess marketing assets of $1.2 million that would no longer be utilized.

During the third quarter of 2001, as a result of the Company’s streamlining efforts, the Company wrote-down $1.3 million of impaired information technology software and incurred $0.6 million of charges associated with moving the Corporate Headquarters from Roy, Utah to San Diego, California.

(5) Restructuring Charges/Reversals

During 1999, the Company recorded pre-tax restructuring charges of $65.8 million (net of a $2.0 million reversal). These charges were a result of steps the Company was taking to organize along functional lines, consolidate manufacturing and other facilities, discontinue certain products and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives. Of the $65.8 million in total pre-tax restructuring charges, $14.1 million related to inventory and inventory commitments and was recorded in cost of sales in the 1999 financial statements. The $14.1 million charge was comprised of $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and $7.7 million of restructuring charges related to inventory and inventory commitments associated with Clik! product streamlining. The remaining $51.7 million was reported separately in the 1999 consolidated financial statements. The 1999 restructuring actions were completed during 2002.

During 2000, the Company reversed $4.8 million of the 1999 restructuring charges.

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

During 2003, the Company recorded pre-tax restructuring charges of $16.5 million, of which $14.5 million was for restructuring actions initiated during the third quarter of 2003 and $2.1 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for facilities vacated in 2001 which the Company has been unable to sublease (see the Third Quarter 2001 discussion below for more detail), partially offset by a $0.1 million release of severance and benefit reserves related to the 2001 restructuring actions due to original estimates being higher than what was utilized.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The detail of each of these restructuring actions follows along with an update on the current status of each of these actions as of December 31, 2003.

1999 Restructuring Actions

Of the $65.8 million of pre-tax restructuring charges, $41.9 million was recorded in the second quarter of 1999, of which $2.0 million was reversed in the fourth quarter of 1999, and $20.5 million and $5.4 million in restructuring charges were recorded in the third and fourth quarters of 1999, respectively.

Second Quarter 1999

During the second quarter ended June 27, 1999, the Company recorded pre-tax restructuring charges of $41.9 million as a result of steps the Company was taking to organize along functional lines (for example, manufacturing, sales, etc.) as opposed to product lines. Of the $41.9 million, $6.4 million related to inventory and inventory commitments associated with discontinuing the Buz multimedia producer and a Jaz development project and was recorded in cost of sales in the 1999 financial statements. These actions included the exit of facilities, headcount reductions, the discontinuance of certain products and development projects and consolidation of the Company’s magnetic technology expertise at its headquarters in Roy, Utah. The actions relating to the exit of facilities included closing the Company’s facilities in Milpitas, California and San Diego, California, where primarily research and development activities were conducted for Clik! and Jaz. The restructuring charges were comprised of $20.2 million for manufacturing fixed assets and inventory related to the discontinuance of the Buz multimedia producer and development projects related to enhancements associated with the Jaz product platform; $9.7 million for workforce reduction costs; $4.3 million for excess leasehold improvements, furniture and fixtures formerly utilized in the Milpitas and San Diego facilities; $3.0 million for lease termination costs for facilities located in Milpitas and San Diego and $4.7 million for workforce reduction costs, contract obligation costs associated with performance guarantees and other exit costs such as lease cancellations, fixed asset write-offs and leasehold restoration to consolidate the Company’s operations in France and Scotland. The consolidation of operations in France and Scotland resulted in the closure of a sales office in Paris, France and a research facility in Scotland. The restructuring charges consisted of cash and non-cash charges of approximately $18 million and $24 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

Second Half 1999

During the third quarter ended September 26, 1999, the Company recorded pre-tax restructuring charges of $20.5 million as a result of restructuring actions initiated to consolidate worldwide Clik! disk manufacturing and refocus the Clik! product platform on the newer Clik! PC Card and OEM drives, which resulted in the Company’s discontinuance of the Clik! Mobile drive. Of the $20.5 million, $7.7 million related to inventory and inventory commitments associated with Clik! product streamlining and was recorded in cost of sales in the 1999 financial statements. Additional charges of $5.4 million, primarily for severance and benefits and write-offs of other prepaid administrative expenses related to the shutdown of Avranches, was taken in the fourth quarter of 1999 in connection with the cessation of the Avranches, France operations where Clik! disks were manufactured.

The second half restructuring charges totaled $25.9 million and included reserves of $13.4 million related to the cessation of manufacturing in Avranches, France. These costs were comprised of operating assets such as fixed assets, trade receivables and inventory, a $2.1 million charge for a write-off of intangibles associated with miscellaneous discontinued Nomai products and exit costs including contract obligations associated with

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

service contracts associated with the Avranches operations. The second half restructuring charges also included reserves of $11.5 million for inventory and fixed assets associated with the Clik! Mobile drive products and $1.0 million for the write-off of prepaid royalty and development charges and severance and benefit charges associated with the Longmont, Colorado operations where research and development activities were performed. These restructuring charges consisted of cash and non-cash charges of approximately $9 million and $17 million, respectively. There were not any indications of permanent impairment of the assets prior to the restructuring actions.

1999 Activity/Changes in 1999 Restructuring Reserves. The 1999 restructuring reserves originally totaled $67.8 million of which $2.0 million was reversed in the fourth quarter of 1999 as discussed below. Remaining restructuring reserves in the amount of $31.8 million were included in the Company’s balance sheet as of December 31, 1999, in accrued restructuring charges, fixed asset reserves, inventory reserves and trade receivables.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 1999 are summarized below:

1999 Restructuring Actions:	Original Charge	Utilized		Reversals	Balance 12/31/99
		Cash	Non-Cash
	(In thousands)
Discontinued Products and Projects:
Manufacturing equipment/tooling (b)	$12,150	$—	$(4,451)	$—	$7,699
Inventory (b)	4,620	—	(3,864)	—	756
Purchase commitments (a)	3,440	(2,723)	—	—	717

	20,210	(2,723)	(8,315)	—	9,172

U.S. Reorganization:
Severance and benefits (a)	9,700	(6,106)	—	(2,000)	1,594
Leasehold improvements/furniture (b)	4,300	—	(1,204)	—	3,096
Lease terminations (a)	3,000	(632)	—	—	2,368

	17,000	(6,738)	(1,204)	(2,000)	7,058

France and Scotland Consolidation:
Contract obligations (a)(c)	2,610	(974)	(110)	—	1,526
Severance and benefits (a)	984	(944)	—	—	40
Lease cancellations (a)	399	(221)	(9)	—	169
Leasehold improvements/furniture (b)	338	—	(121)	—	217
Other exit costs (b)	368	(94)	(239)	—	35

	4,699	(2,233)	(479)	—	1,987

Manufacturing Cessation – Avranches, France:
Equipment and fixtures (b)	2,845	—	—	—	2,845
Inventory (b)	228	—	—	—	228
Trade receivables (b)	287	—	(240)	—	47
Other commitments (a)(d)	1,359	—	—	—	1,359
Contract obligations (a)	1,581	—	—	—	1,581
Intangibles (b)	2,065	—	(2,065)	—	—
Other prepaid assets (b)	1,091	—	(1,091)	—	—
Severance and benefits (a)	3,891	(138)	—	—	3,753

	13,347	(138)	(3,396)	—	9,813

Clik! Product Streamlining:
Inventory (b)	3,344	—	(3,344)	—	—
Manufacturing equipment (b)	3,700	—	(1,579)	—	2,121
Purchase commitments (a)	4,448	(2,940)	—	—	1,508

	11,492	(2,940)	(4,923)	—	3,629

Longmont, Colorado:
Severance and benefits (a)	425	(300)	—	—	125
Prepaid royalties and development (b)	600	—	(600)	—	—

	1,025	(300)	(600)	—	125

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

Balance Sheet Breakout:
Accrued restructuring charges (a)	$32,205	$(15,072)	$(358)	$(2,000)	$14,775
Fixed asset reserves (b)	23,333	—	(7,355)	—	15,978
Inventory reserves (b)	8,192	—	(7,208)	—	984
Other prepaid and trade receivables (b)	4,043	—	(3,996)	—	47

	$67,773	$(15,072)	$(18,917)	$(2,000)	$31,784

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.
(c)	Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)	Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

At December 31, 1999, the Company had terminated the employment of all affected employees, abandoned all facilities, ceased utilization of all fixed assets and ceased development and operations related to products and projects associated with the 1999 restructuring actions. Depreciation and rent were charged to normal operations until the facilities were vacated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The majority of the manufacturing equipment and tooling associated with the discontinued products and projects were tooling items located at vendors outside of the United States. Due to various requirements in these countries, it has taken longer than expected to dispose of these assets. These fixed assets have not been utilized since the restructuring actions were announced.

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

Operations ceased in Avranches, France during October 1999. As of December 31, 1999, the Company had ceased all operations, ceased utilization of all facilities and fixed assets and terminated all employees except for a few employees necessary to wind up the Company’s affairs.

In connection with the Company’s 1999 second half restructuring actions, the Company had a workforce reduction of approximately 123 regular and temporary employees, consisting primarily of operations employees in Avranches, France and product development employees in Longmont, Colorado. The Company had originally estimated the termination of 140 employees.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2000 Activity/Changes in 1999 Restructuring Reserves. Remaining restructuring reserves in the amount of $4.0 million and $31.8 million were included in the Company’s balance sheets as of December 31, 2000 and 1999, respectively, in accrued restructuring charges, fixed asset reserves, inventory reserves and trade receivables. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2000 are summarized below:

1999 Restructuring Actions:	Balance 12/31/99	Utilized		Reversals	Balance 12/31/00
		Cash	Non-Cash
	(In thousands)
Discontinued Products and Projects:
Manufacturing equipment/tooling (b)	$7,699	$—	$(6,510)	$(1,189)	$—
Inventory (b)	756	—	(748)	(8)	—
Purchase commitments (a)	717	(317)	—	(400)	—

	9,172	(317)	(7,258)	(1,597)	—

U.S. Reorganization:
Severance and benefits (a)	1,594	(1,594)	—	—	—
Leasehold improvements/furniture (b)	3,096	—	(3,096)	—	—
Lease terminations (a)	2,368	(1,568)	—	(800)	—

	7,058	(3,162)	(3,096)	(800)	—

France and Scotland Consolidation:
Contract obligations (a)(c)	1,526	(112)	—	—	1,414
Severance and benefits (a)	40	(40)	—	—	—
Lease cancellations (a)	169	(169)	—	—	—
Leasehold improvements/furniture (b)	217	(82)	(135)	—	—
Other exit costs (b)	35	(35)	—	—	—

	1,987	(438)	(135)	—	1,414

Manufacturing Cessation – Avranches, France:
Equipment and fixtures (b)	2,845	(566)	(2,279)	—	—
Inventory (b)	228	—	(228)	—	—
Trade receivables (b)	47	—	—	—	47
Other commitments (a)(d)	1,359	(848)	—	—	511
Contract obligations (a)	1,581	—	—	—	1,581
Severance and benefits (a)	3,753	(3,258)	—	—	495

	9,813	(4,672)	(2,507)	—	2,634

Clik! Product Streamlining:
Manufacturing equipment (b)	2,121	—	(604)	(1,517)	—
Purchase commitments (a)	1,508	(596)	(12)	(900)	—

	3,629	(596)	(616)	(2,417)	—

Longmont, Colorado:
Severance and benefits (a)	125	(125)	—	—	—

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

Balance Sheet Breakout:
Accrued restructuring charges (a)	$14,775	$(8,662)	$(12)	$(2,100)	$4,001
Fixed asset reserves (b)	15,978	(648)	(12,624)	(2,706)	—
Inventory reserves (b)	984	—	(976)	(8)	—
Trade receivables (b)	47	—	—	—	47

	$31,784	$(9,310)	$(13,612)	$(4,814)	$4,048

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.
(c)	Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)	Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

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

During the third quarter of 2000, the Company reversed $0.8 million of restructuring reserves associated with the closure of facilities in Milpitas, California. The excess restructuring reserves were a result of the Company being able to terminate a lease earlier than originally anticipated and the Company being able to sublease certain of the facilities at higher rates than had been anticipated. Also in the third quarter of 2000, the Company reversed $1.5 million of restructuring reserves associated with the Clik! product streamlining. Due to the development of the Company’s HipZip digital audio player during the third quarter of 2000, it was determined that certain Clik! manufacturing equipment, previously reserved in the third quarter of 1999 as part of the 1999 restructuring reserves, could be utilized in the Company’s Penang facility.

As of December 31, 2000, all of the restructuring reserves associated with the 1999 U.S. restructuring actions had been utilized which included disposal of equipment, tooling and inventory and payment of purchase commitments associated with discontinued products, discontinued development projects and Clik! product streamlining; disposal of furniture and leasehold improvements and payment of leases associated with the shutdown of the San Diego and Milpitas, California facilities; payment of severance and benefits in the United States and disposition of all France and Scotland assets and liabilities except for the contract obligations, other commitments, severance and benefits and some trade receivables in France. The contract obligations in France remained under dispute and therefore had not been settled as of December 31, 2000. Therefore, the restructuring reserves related to manufacturing cessation in Avranches, France will take longer to utilize.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2001 Activity/Changes in 1999 Restructuring Reserves. Remaining restructuring reserves in the amount of $4.0 million and $3.0 million were included in the Company’s balance sheets as of December 31, 2001 and 2000, respectively, in accrued restructuring charges and trade receivables. Utilization of the 1999 restructuring reserves during the year ended December 31, 2001 is summarized below:

1999 Restructuring Actions:	Balance 12/31/00	Utilized		Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
France and Scotland Consolidation:
Contract obligations (a)(c)	$1,414	$—	$—	$1,414

Manufacturing Cessation – Avranches, France:
Trade receivables (b)	47	—	(47)	—
Other commitments (a) (d)	511	(433)	(62)	16
Contract obligations (a)	1,581	—	—	1,581
Severance and benefits (a)	495	(495)	—	—

	2,634	(928)	(109)	1,597

	$4,048	$(928)	$(109)	$3,011

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,001	$(928)	$(62)	$3,011
Trade receivables (b)	47	—	(47)	—

	$4,048	$(928)	$(109)	$3,011

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.
(c)	Amounts relate to commitments associated with the manufacturing of floppy drives.
(d)	Represents accruals for shut down costs, taxes and other miscellaneous liabilities.

The contract obligations in France remained under dispute and therefore had not been settled. The Company was unable to predict when the litigation relating to these obligations would be resolved. Thus there was no utilization of the contract obligation reserves during year ended December 31, 2001.

2002 Activity/Changes in 1999 Restructuring Reserves. During the second quarter of 2002, the litigated contract obligations associated with Avranches, France were dismissed by the court and the related $1.6 million of reserves were reversed. During the fourth quarter of 2002, a settlement of approximately $1.0 million was reached on the litigation surrounding the France and Scotland consolidation and the remaining $0.4 million of reserves were released.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The 1999 restructuring actions were completed at December 31, 2002. Utilization of and other activity relating to the 1999 restructuring reserves during the year ended December 31, 2002 are summarized below:

1999 Restructuring Actions:	Balance 12/31/01	Utilized		Reversals	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
France and Scotland Consolidation:
Contract obligations (a)(b)	$1,414	$(1,039)	$—	$(375)	$—

Manufacturing Cessation – Avranches, France:
Other commitments (a)	16	(3)	—	(13)	—
Contract obligations (a)	1,581	—	—	(1,581)	—

	1,597	(3)	—	(1,594)	—

	$3,011	$(1,042)	$—	$(1,969)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,011	$(1,042)	$—	$(1,969)	$—

(a)	Amounts represent primarily cash charges.
(b)	Amounts relate to commitments associated with manufacturing of floppy drives.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2001 Activity/Changes in Second Quarter 2001 Restructuring Reserves. Second quarter 2001 restructuring reserves in the amount of $0.1 million were included in the Company’s accrued restructuring charges as of December 31, 2001. The second quarter 2001 restructuring charges originally totaled $1.1 million. Utilization of the second quarter 2001 restructuring reserves during 2001 is summarized below:

Second Quarter 2001 Restructuring Actions	Original Charge	Utilized		Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
U.S. Manufacturing:
Severance and benefits (a)	$834	$(756)	$—	$78

Singapore Reorganization:
Severance and benefits (a)	252	(252)	—	—

	$1,086	$(1,008)	$—	$78

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,086	$(1,008)	$—	$78

(a)	Amounts represent primarily cash charges.

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

2002 Activity/Changes in Second Quarter 2001 Restructuring Reserves. The second quarter 2001 restructuring actions were completed at March 31, 2002. Utilization of reserves relating to the second quarter 2001 restructuring actions during the year ended December 31, 2002 is summarized below:

Second Quarter 2001 Restructuring Actions:	Balance 12/31/01	Utilized		Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
U.S. Manufacturing:
Severance and benefits (a)	$78	$(78)	$—	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$78	$(78)	$—	$—

(a)	Amounts represent primarily cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves. Third quarter 2001 restructuring reserves in the amount of $8.9 million and $3.6 million were included in the Company’s accrued restructuring charges and fixed asset reserves, respectively, as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

Third Quarter 2001 Restructuring Actions:	Original Charge	Utilized		Additions (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations (a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture (b)	7,227	—	(5,125)	—	2,102
Information technology assets (b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	—	253	82
Lease cancellations (a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture (b)	636	—	(636)	—	—
Other (a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	—	—	332
Lease cancellations (a)	182	(49)	—	257	390
Leasehold improvements and furniture (b)	239	—	(4)	—	235
Information technology assets (b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves (b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

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

Remaining restructuring reserves in the amount of $4.4 million were included in the Company’s consolidated balance sheet as of December 31, 2002 in accrued restructuring charges and fixed asset reserves. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/01	Utilized		Additions (Reversals)	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$2,194	$(1,979)	$—	$(137)	$78
Lease cancellations (a)	5,823	(2,629)	—		3,194
Leasehold improvements and furniture (b)	2,102	—	(777)	(894)	431
Information technology assets (b)	1,216	—	(1,214)	(2)	—

	11,335	(4,608)	(1,991)	(1,033)	3,703

Asia Pacific Reorganization:
Severance and benefits (a)	82	(24)	—	(58)	—
Lease cancellations (a)	68	(53)	—	(15)	—

	150	(77)	—	(73)	—

Europe Reorganization:
Severance and benefits (a)	332	(316)	—	(16)	—
Lease cancellations (a)	390	(488)	—	825	727
Leasehold improvements and furniture (b)	235	—	(147)	(88)	—
Information technology assets (b)	26	—	(26)	—	—

	983	(804)	(173)	721	727

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

Balance Sheet Breakout:
Accrued restructuring charges (a)	$8,889	$(5,489)	$—	$599	$3,999
Fixed asset reserves (b)	3,579	—	(2,164)	(984)	431

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

As of December 31, 2002, the Company had terminated the employment of all affected employees. The remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis. The information technology assets were disposed of during the fourth quarter of 2002.

2003 Activity/Changes in Third Quarter 2001 Restructuring Reserves. During 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During 2003, the Company recorded an additional $0.9 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility. The Company also recorded an additional $1.2 million for North American lease termination costs as a result of the Company not being able to locate a tenant for a Utah facility.

Remaining restructuring reserves in the amount of $4.9 million are included in the Company’s consolidated balance sheet as of December 31, 2003 in accrued restructuring charges and fixed asset reserves. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2003 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/02	Utilized		Additions/ (Reversals)	Balance 12/31/03
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$78	$—	$—	$(78)	$—
Lease cancellations (a)	3,194	(1,041)	—	1,121	3,274
Leasehold improvements and furniture (b)	431	—	(132)	—	299

	3,703	(1,041)	(132)	1,043	3,573

Europe Reorganization:
Lease cancellations (a)	727	(333)	—	930	1,324

	$4,430	$(1,374)	$(132)	$1,973	$4,897

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,999	$(1,374)	$—	$1,973	$4,598
Fixed asset reserves (b)	431	—	(132)	—	299

	$4,430	$(1,374)	$(132)	$1,973	$4,897

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of December 31, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Fourth Quarter 2001

During the fourth quarter of 2001, the Company recorded net pre-tax restructuring charges of $4.6 million, comprised of $4.8 million in charges for restructuring actions initiated in the fourth quarter of 2001 and a net reversal of $0.2 million in adjustments to the third quarter 2001 restructuring charges (see section above entitled “Third Quarter 2001”).

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

The North America restructuring activities consisted primarily of a workforce reduction of 79 individuals, primarily in the operations, and research and development functions. The majority of the affected employees were located in Roy, Utah. The employees were notified of the termination of their employment on December 18, 2001. Although the Company was not required to give notice under the WARN Act, the terminated employees were given pay in lieu of notice through December 31, 2001. At December 31, 2001, of the 79 individuals whose positions were identified for termination in the fourth quarter, 25 individuals continued to work on a transition basis through various identified dates ending no later than June 30, 2002. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Pay in lieu of notice was paid on a continuous basis and separation payments were paid in lump sum after the December 31, 2001 notice date or after the last day of employment for transition employees. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. This workforce reduction resulted in charges of $1.5 million for severance and outplacement costs.

The restructuring activities in Europe consisted of outsourcing its distribution and logistics, resulting in severance and benefits costs of $0.6 million, lease cancellation costs of $1.7 million and impaired leasehold improvements, excess furniture and equipment of $1.0 million. The workforce reduction consisted of 26 employees, primarily in operations. The affected employees were primarily located in the Netherlands. The majority of the employees continued to work on transition until March 31, 2002 when the outsourcing project was completed and transitioned to the third party. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. The lease was vacated during the second quarter of 2002.

2001 Activity/Changes in Fourth Quarter 2001 Restructuring Reserves. Fourth quarter 2001 restructuring reserves in the amount of $3.8 million and $1.0 million were included in the Company’s accrued restructuring charges and fixed asset reserves, respectively, as of December 31, 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The fourth quarter 2001 restructuring charges are summarized below:

Fourth Quarter 2001 Restructuring Actions:	Original Charge	Utilized		Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$1,503	$—	$—	$1,503

Europe Reorganization:
Severance and benefits (a)	591	—	—	591
Lease cancellations (a)	1,698	—	—	1,698
Leasehold improvements, furniture and equipment (b)	983	—	—	983

	3,272	—	—	3,272

	$4,775	$—	$—	$4,775

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,792	$—	$—	$3,792
Fixed asset reserves (b)	983	—	—	983

	$4,775	$—	$—	$4,775

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2002 Activity/Changes in Fourth Quarter 2001 Restructuring Reserves. The fourth quarter 2001 restructuring actions were completed at December 31, 2002. Utilization of and other activity relating to the fourth quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

Fourth Quarter 2001 Restructuring Actions	Balance 12/31/01	Utilized		Reversals	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$1,503	$(1,463)	$—	$(40)	$—

Europe Reorganization:
Severance and benefits (a)	591	(591)	—	—	—
Lease cancellations (a)	1,698	(1,670)	—	(28)	—
Leasehold improvements, furniture and equipment (b)	983	—	(983)	—	—

	3,272	(2,261)	(983)	(28)	—

	$4,775	$(3,724)	$(983)	$(68)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,792	$(3,724)	$—	$(68)	$—
Fixed asset reserves (b)	983	—	(983)	—	—

	$4,775	$(3,724)	$(983)	$(68)	$—

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions included $6.5 million for severance and benefits for 199 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail), $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. During 2003, the Company made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 199 regular and temporary personnel, $4.0 million was for 150 North American employees, $2.1 million was for 32 European employees and $0.4 million was for 17 Asian employees. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. Of the 199 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, with 11 additional employees being scheduled to work on a

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

transition basis through the first quarter of 2004 and 6 more employees being scheduled to work on a transition basis into the third quarter of 2004. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments are made after the last day of employment and after separation agreements have been signed by the employees. The Company anticipates that the total separation payments or liability for the 199 employees notified during 2003 will be $7.0 million. The $6.5 million severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 17 employees who will remain in transition into 2004 as defined by SFAS No. 146. An additional $0.5 million of severance and benefits costs related to the 17 employees who are on transition into 2004 will be recognized ratably over their respective future transition periods.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of the Company’s efforts to consolidate its Zip disk manufacturing. The manufacturing contract was terminated as a result of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased for the manufacture of Zip disks, for which the Company was under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of the Company’s servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting will be performed by Company employees within the Company’s facilities beginning in the first quarter of 2004. No additional costs are currently anticipated to be incurred related to contract cancellations resulting from the 2003 restructuring actions.

The $2.6 million charge to reimburse a strategic supplier for its restructuring expenses related to restructuring charges incurred by a strategic supplier of the Company’s products in an effort to reduce product costs charged to the Company. Due to the continuing decline in sales of Zip products, the Company had requested the supplier to reduce their overhead costs. In order to induce the supplier to reduce its overhead costs to a level commensurate with current Zip drive volumes and at an accelerated rate compared to the overhead cost reductions called for in the contract between the parties, the Company agreed to reimburse the restructuring costs incurred by the supplier. No additional costs are anticipated to be incurred related to reimbursing supplier restructuring costs that resulted from the 2003 restructuring actions.

The $1.8 million in lease termination charges were primarily for facilities in the United States. Lease termination costs are being paid on their regular monthly rent payment schedule. Of these facilities, the last lease expires in three years and the Company is currently trying to sublease these facilities. The Company exited these facilities as a result of the lower headcounts. The Company also recorded $0.6 million for excess furniture from the exited facilities. The Company is in the process of showing the furniture to potential buyers and anticipates disposing of the furniture during 2004. The Company anticipates incurring an additional $0.1 million in lease termination charges as facilities are vacated. No additional costs are anticipated to be incurred related to the excess furniture resulting from the 2003 restructuring actions.

The Company anticipates recording estimated charges of $0.5 million in 2004 for severance and benefits for the 17 employees whose transition periods will end during 2004 and another $0.1 million in lease termination charges as facilities are vacated. None of these remaining charges will be allocated to any of the business segments.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves in the amount of $4.2 million are included in the Company’s accrued restructuring charges and fixed asset reserves as of December 31, 2003. The 2003 restructuring charges and utilization of the reserves during the year ended December 31, 2003 are summarized below:

2003 Restructuring Actions	Original Charges	Utilized		Balance 12/31/03
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$6,519	$(5,196)	$—	$1,323
Contract cancellations (a)	2,945	(2,445)	—	500
Supplier restructuring reimbursement (a)	2,629	(2,629)	—	—
Lease termination costs (a)	1,761	(20)	—	1,741
Furniture (b)	632	—	(35)	597

	$14,486	$(10,290)	$(35)	$4,161

Balance Sheet Breakout:
Accrued restructuring charges (a)	$11,462	$(7,898)	$—	$3,564
Accounts payable (a)	2,392	(2,392)	—	—
Fixed asset reserves (b)	632	—	(35)	597

	$14,486	$(10,290)	$(35)	$4,161

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

(6) Commitments and Contingencies

Litigation

Except as set forth below, in management’s opinion, there are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate dispositions of the lawsuits and claims discussed below will not have a material adverse effect on the Company’s ongoing business or financial condition, except that, as indicated below, the settlement of or adverse judgment with respect to, certain of these lawsuits could have a material adverse effect on the operating results reported by the Company for the specific period(s) in which any such adverse judgment occurs or settlement occurs or is implemented.

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. Nomai is a party to certain litigation matters arising from: (1) Nomai’s acquisition of certain assets of RPS Media S.A. (“RPS”) in bankruptcy in 1997 and its organization of Albi Media Manufacturing, SARL (“AMM”) as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Three French entities, Conseil & Technique (C&T), Soterem and IDCC, filed a lawsuit in the year 2000 against AMM, Nomai’s former subsidiary, before the Commercial Court of Toulouse for lost profits related to a terminated R&D project, the so-called “Magic Project”. That case was dismissed in June 2002, for failure to prosecute. In January 2004, the Company learned that claims related to the termination of the Magic Project were revived by C&T, with Nomai, Iomega International S.A. and an Iomega International S.A. employee among the defendants. There have been no rulings on the merits and the matter is currently scheduled for a March 2004 hearing which could potentially address the merits. It is unclear whether plaintiffs Soterem and IDCC intend to participate in the revived lawsuit. The amount at issue is approximately 12,400,000 Euros (approximately USD $15.5 million, using foreign exchange rates as of March 1, 2004). The Company has been engaged in settlement discussions with C&T, the party who revived the Magic Project lawsuit, and believes it can resolve the revived lawsuit with C&T. In the event a settlement is not successful, the Company believes the revived lawsuit is wholly without merit and the Company would vigorously defend the matter.

Although the Company does not expect the Magic Project litigation described above to have a material adverse effect on the Company’s ongoing business or financial condition, enforcement of an adverse judgment or settlement of this claim could have a material adverse effect on the operating results reported by the Company for the specific period(s) in which any such adverse judgment or settlement occurs (or is implemented).

Lease Commitments

The Company conducts a substantial portion of its operations from leased facilities. Aggregate lease commitments under non-cancellable operating leases in effect at December 31, 2003 are as follows:

Years Ending December 31,	Lease Commitments
(In thousands)
2004	$3,870
2005	3,373
2006	2,985
2007	2,549
2008	1,871
Thereafter	36

$14,684

Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $5.1 million, $4.9 million and $7.6 million, respectively.

Excess Purchase Commitments

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase orders are based on estimated future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where the Company has made commitments for purchases that the Company does not anticipate utilizing and therefore are considered excess. Accruals for losses related to excess purchase commitments totaled $4.7 million and $2.3 million at December 31, 2003 and 2002, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Cash Bonus Plan

During 2003, the Company modified its cash incentive bonus plan to provide for annual payments to officers and key employees. At December 31, 2003, the Company had accrued $0.9 million for certain guaranteed bonuses that were paid in January 2004. During 2002, the Company modified its cash incentive bonus plan to provide for semi-annual payments to officers and key employees based on the attainment of certain semi-annual financial objectives and other functional objectives. At December 31, 2002, the Company had accrued $1.3 million for management bonuses related to the attainment of certain semi-annual financial objectives and other functional objectives for the second half of 2002 that were paid in January 2003. Prior to 2002, an annual payment was made if annual consolidated financial objectives and other functional and individual performance objectives were met. At December 31, 2001, the Company had accrued approximately $0.4 million for certain guaranteed management bonuses that were paid in January 2002.

Management Incentive Plan

In January 2003, the Board of Directors adopted the Management Incentive Plan (the “MIP”) for executives and key employees. Under the MIP, the total pool for the granting of cash awards and/or restricted stock for the 2003 to 2005 plan period was $4.3 million. Under the provisions of the MIP, participants elected to receive either cash or restricted stock or a combination of the two in 25% increments. Restricted stock was granted based on 75% of the closing price of the Common Stock ten days after the participant received notice of his/her award. For the 2003 to 2005 plan period, 50% of the cash and the restricted stock vested on January 1, 2004 and the remaining 50% will vest on January 1, 2005.

In the event that a participant’s employment with the Company terminates for any reason other than disability or death prior to the vesting of all or a portion of his/her award, the participant forfeits the unvested portion of his/her award. In addition, immediately upon a change in control any unvested portion of each participant’s award will vest in full.

On May 20, 2003, the Company’s stockholders approved the restricted stock provisions of the MIP and the reservation of 1,000,000 shares of Common Stock for the restricted stock grants. No restricted stock was granted until stockholder approval was received. At December 31, 2003, the Company had accrued $1.9 and $0.2 million for the cash payouts and vesting of restricted stock, respectively, that was vested and distributed in January 2004. During 2003, the Company issued 41,900 shares of restricted stock at a weighted average fair value of $7.61 per share; none of which was vested as of December 31, 2003 (since the first vesting date was January 1, 2004).

Profit Sharing Plan

During 2002, the Company modified its profit sharing plan to provide for quarterly payments to all eligible employees of their share of a pool based on the attainment of certain quarterly financial objectives. Previously, the plan provided for quarterly payments based on the attainment of certain annual consolidated financial objectives. The previous plan also required employees to have completed one year of continuous employment to participate in the plan. The new plan has no service time requirements. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. At December 31, 2003, the Company did not accrue for or pay any profit sharing for the fourth quarter of 2003. At December 31, 2002, the Company had accrued less than $0.1 million for the fourth quarter profit sharing plan. The Company did not accrue for or pay any profit sharing for 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Stock Option Exchange Program

On April 19, 2000, the Company’s shareholders approved an Employee Stock Option Exchange Program (“Exchange Program”), pursuant to which the Company granted approximately 216,000 new stock options at an exercise price of $17.95 in exchange for approximately 380,000 previously outstanding stock options, which had exercise prices above $17.95. The new options issued under the Exchange Program were subject to variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation 44”). Under variable plan accounting, the Company was required to recognize compensation expense in its consolidated statements of operations for any increase in the market price of the Company’s Common Stock above $20.00 (the market price at July 1, 2000 which was the effective date of Interpretation 44). This compensation expense was required to be recorded on a quarterly basis until the new options issued under the Exchange Program were exercised, forfeited or expired unexercised. These options were modified on October 2, 2003 as part of the adjustment to stock options under the 1997 Stock Incentive Plan for the $5.00 one-time cash dividend and as such these options are now accounted for under SFAS 123. See the discussion in Note 1, “Stock Compensation Expense”, for more detail on the accounting for the stock option modification.

Stock Compensation expense was recognized for these shares for the fair value of the stock option modification for the year ended December 31, 2003. At December 31, 2002 and 2001, the Company’s Common Stock price was below $20.00 per share; therefore, no compensation expense was recognized in 2002 or 2001 related to the Exchange Program.

Forward Exchange Contracts

All forward exchange contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. At December 31, 2003, outstanding forward exchange buy/(sell) contracts, which all mature in February 2004, were as follows (rates are quoted as other currency unit per one United States dollar):

	Amount	Contracted Forward Rate	Month-End Forward Rate
British Pound	200,000	0.5597	0.5597
European Currency Unit	(17,400,000)	0.7937	0.7937
Singapore Dollar	300,000	1.7278	1.7278
Swiss Franc	(3,800,000)	1.2364	1.2364

At the end of each month, existing forward exchange contracts are revalued at the month-end forward rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these forward exchange contracts in the event of default by the counterparty.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Cash Paid for Interest

Cash paid for interest was $0.2 million, less than $0.1 million and $0.2 million in 2003, 2002 and 2001, respectively, including interest on capital leases and interest on tax payments.

(8) One-Time Cash Dividend

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003. This dividend, amounting to $257.2 million, was paid on October 1, 2003. For a discussion on the impacts of the dividend on the Company’s stock option plans, see the section entitled “Stock Compensation Expense” in Note 1. Due to the timing of the dividend payment, the Company estimated the split between what would be considered a dividend for tax purposes and the amount that would be considered a return of capital when recording the stockholders’ equity portion of the dividend. In early 2004, the Company completed an earnings and profitability study and finalized the split between what would be considered a dividend and a return of capital. As a result, the Company adjusted its retained earnings and additional paid-in capital account to reflect the actual amount of the dividend distribution between return of capital and taxable dividend.

(9) Preferred Stock

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. The Company’s Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2003, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

Series A Junior Participating Preferred Stock

In July 1999, the Company designated 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with the adoption of a shareholder rights plan (see Note 10 for more detail). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock; (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share and to an aggregate payment of 1,000 times the payment made per share of Common Stock; (iii) have 1,000 votes, voting together with the Common Stock; (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary anti-dilution provisions. There are no shares of Series A Stock outstanding.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Preferred Stock Purchase Rights

In July 1999, the Company adopted a shareholder rights plan to replace the expiring 1989 Rights Plan (the “1999 Rights Plan”) and declared a dividend of five rights for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on August 16, 1999. Each right, when exercisable, entitles the registered holder to purchase from the Company 1/1000 of a share of Series A Stock, at a purchase price of $28.88 in cash, subject to adjustment. The rights will not become exercisable unless a person acquires beneficial ownership of 20% or more of the Company’s Common Stock or commences a tender offer that, if consummated, would result in a person acquiring 20% or more of the Company’s Common Stock. At any time prior to the tenth business day (or such later date as may be determined by the Company’s Board of Directors) after a person acquires 20% or more of the Company’s Common Stock, and in certain other circumstances, the Company may redeem the rights at a price of $.001 per right, payable in cash or stock. The rights expire on July 29, 2009, unless earlier redeemed or exchanged.

If any person or group becomes a beneficial owner of 20% or more of the Company’s Common Stock, each right not owned by a 20% stockholder will enable its holder to purchase such number of shares of the Company’s Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Company’s Common Stock on the date of the occurrence of the event. In addition, if the Company thereafter engages in a merger or other business combination with another person or group which it is not the surviving corporation or in connection with which the Company’s Common Stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised or voided will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of the common stock of such other person on the date of the occurrence of the event.

(11) Stock Compensation Plans

Stock Incentive Plans

The Company has two stock incentive plans: the 1987 Stock Option Plan (the “1987 Plan”) and the 1997 Stock Incentive Plan (the “1997 Plan”). The 1987 Plan has expired and no further grants may be made under this plan. However, all remaining outstanding options previously granted under this plan remain in effect. The 1997 Plan provides for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, the Company may grant options for up to 4,100,000 shares of Common Stock to the Company’s officers, key employees, directors, consultants and advisors. The Company records an expense in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, if and when stock options are issued to non-employees for services. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of the Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted for a term of up to 11 years. At December 31, 2003, the Company had reserved 4,110,590 shares of Common Stock pursuant to awards granted or to be granted under these two plans.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans (Continued)

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share that was paid to stockholders on October 1, 2003. As required by the 1997 Plan, a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding under this plan. For a discussion on the impact of the one-time cash dividend on the Company’s stock option plans, see the section entitled “Stock Compensation Expense” in Note 1.

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1987 and 1997 Plans for the years ended December 31, 2003, 2002 and 2001 at their respective weighted average exercise prices.

	2003		2002		2001
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,256	$14.47	2,628	$16.07	2,294	$19.88
Granted	125	9.18	197	10.29	1,409	11.25
Exercised	(162)	2.58	(24)	1.38	(45)	8.33
Forfeited	(459)	14.15	(545)	21.23	(1,030)	18.31

Outstanding at end of year (1)	1,760	10.07	2,256	14.47	2,628	16.07

Options exercisable at year-end	1,135	12.42	1,097	16.61	945	19.68
Weighted average fair value of options granted during the year		$5.68		$4.19		$4.74

(1)	The weighted average exercise price of stock options outstanding at December 31, 2003 include the effects of the $5.00 per share adjustment to stock options that are outstanding under the 1997 Plan.

The number of shares available for future grant under the 1997 Plan totaled 2,350,829 at December 31, 2003.

Director Stock Option Plans

The Company has a 1987 Director Stock Option Plan (the “1987 Director Plan”) and a 1995 Director Stock Option Plan (the “1995 Director Plan”), which was amended during 1997 and 1998. The 1987 Director Plan has expired and during 2003 all remaining outstanding shares under this plan were exercised. Under the 1995 Director Plan, the Company may grant options for up to 480,000 shares of Common Stock. The 1995 Director Plan currently provides for the grant to each non-employee Director of the Company, on his or her initial election as a Director, of an option to purchase 10,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 2,000 shares of Common Stock on each anniversary of his or her initial election following the full vesting of the initial option grant or on each April 24 in the case of Directors who were serving as Directors when the plan was amended in 1997. All options generally become exercisable in five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of the Company. Directors entitled to receive an initial or annual option can instead elect to receive a series of monthly options covering, in total, the same number of shares that the single option grant would have covered. Each monthly option in a series will vest such that the total number of shares vested at any time is equal to the number that would have been vested if a single option had been granted. Under both plans, the exercise price per share of the option is equal to the fair market value of the Company’s Common Stock on the date of grant of the option. Any options granted under either plan must be exercised no later than ten years from the date of grant. All options granted under the plans are NSOs. At December 31, 2003, the Company had reserved 478,832 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans (Continued)

The following table presents the options granted, exercised and forfeited under the 1987 and 1995 Director Plans for the years ended December 31, 2003, 2002 and 2001 at their respective weighted average exercise prices.

	2003		2002		2001
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	185	$8.05	193	$10.83	172	$10.05
Granted	4	9.56	36	11.68	23	18.79
Exercised	(105)	1.30	(18)	0.77	—	—
Forfeited	(10)	12.33	(26)	39.27	(2)	39.45

Outstanding at end of year	74	17.16	185	8.05	193	10.83

Options exercisable at year-end	35	21.43	127	5.30	147	7.42
Weighted average fair value of options granted during the year		$3.97		$5.11		$6.89

The number of shares available for future grants under the 1995 Director Plan was 404,799 at December 31, 2003.

The following table summarizes information about awards outstanding under all stock compensation plans at December 31, 2003.

Range of Exercise Prices	Outstanding			Exercisable
	Number (000’s) Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s) Exercisable at 12/31/03	Weighted Average Exercise Price
$1.20 to $2.40	368	7.8 years	$1.85	215	$1.84
$2.74 to $6.03	293	8.3 years	3.96	71	3.65
$6.58 to $9.80	323	7.6 years	8.49	136	8.87
$9.95 to $14.84	513	5.8 years	13.68	431	13.82
$15.16 to $22.19	269	3.4 years	17.97	249	17.93
$22.97 to $57.19	68	2.7 years	37.67	68	37.77

	1,834	6.5 years	10.36	1,170	12.69

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Stock Purchase Plans

The Company adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants are able to purchase shares of the Company’s Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of the Company’s Common Stock begin each January 1 and July 1. Each offering commencement date begins a six-month period during which payroll deductions will be made and held for the purchase of Common Stock at the end of each six-month period at a price equal to 85% of the Common Stock’s closing price at the end of the six-month period. An aggregate of 600,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 2003, a total of 260,389 shares have been purchased pursuant to these plans.

(13) Retirement Plan

During 2002, the Iomega Retirement and Investment Savings Plan (the “IRIS Plan”) was amended. The major enhancements included 100% employer matching contributions for the first $750 contributed by the employee, increasing the employer matching contribution to 60% of an employee’s contributions up to 8% of an employees’ eligible contributions, and fully vesting employees in their employer match after two years of service. Previously, employer matching contributions consisted of a 100% employer matching contribution for the first $600 contributed by the employee, basic match of 50% of a participant’s contributions over $600 up to 5% of eligible earnings and the employer matching contributions were subject to a four-year vesting schedule. The IRIS Plan (previously and currently) provides for a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match is based on Company profitability goals, with the match percentage determined annually by the Company’s Board of Directors. The IRIS Plan permits eligible employees to make tax deferred investments through payroll deductions. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 (“ERISA”). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. The Company contributed approximately $1.8 million, $1.9 million and $2.4 million to the IRIS Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

(14) Nonqualified Deferred Compensation Plan

Beginning in 1998, the Company offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provides for the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of annual base salary and up to 100% of bonuses. The Company’s obligations under this plan are unfunded, for tax purposes and for purposes of Title I of ERISA, and unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of December 31, 2003 and 2002, $0.4 million of compensation had been deferred under this plan for both years.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information

The Company has seven reportable segments based primarily on the nature of the Company’s customers and products: Zip, Optical (formerly referred to as CD-RW), Other Mobile and Desktop Storage Products, Jaz, PocketZip, Network Storage Systems and New Technologies. Jaz, PocketZip and some of the Other Mobile and Desktop Storage Products have been discontinued, as further discussed below. The Zip segment involves the development, distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. Until the sale of the Penang Manufacturing Subsidiary in November 2002, the Company also manufactured its Zip drives and some of its Zip disks. The Company’s Optical segment involves the distribution and sale of CD-RW drives and DVD rewritable drives (DVD rewritable drives which began shipping in limited quantities in the first quarter of 2003) to retailers, distributors and resellers throughout the world. The Optical segment also includes HotBurn software which is bundled with CD-RW and DVD rewritable drives and sold on a stand-alone basis on the Company’s website.

The Other Mobile and Desktop Storage Products segment (formerly included in “Other”) includes: Peerless drive and disk systems; sourced branded products such as portable and desktop hard disk drives (“HDD”), which began shipping during the second quarter of 2002, Iomega Mini USB drives, which began shipping during the fourth quarter of 2002 and external floppy disk drives, which began shipping in the first quarter of 2003; Iomega software products such as Iomega Automatic Backup software and other miscellaneous items. The Other Mobile and Desktop Storage Products segment also includes products that have been discontinued such as FotoShow, Iomega Microdrive miniature hard drives, Iomega CompactFlash and Iomega SmartMedia memory cards.

The Jaz segment involved the development, manufacture, distribution and sale of professional storage products and applications, including Jaz disk and drive systems to resellers, distributors and retailers throughout the world.

The PocketZip segment involved the development, manufacture, distribution and sale of PocketZip drives and disks for use with portable digital products to retailers, distributors and resellers throughout the world.

The Network Storage Systems segment (formerly included in “Other”) consists of the development, distribution and sale of network attached storage (“NAS”) servers targeted toward small- and medium-sized businesses and enterprise workgroups.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a removable hard disk storage system (referred to as Removable Rigid Disk technology or by the “REV” trademark”) and a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”). There were no sales associated with New Technologies in 2003.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

During 2003, the Company recorded $5.0 million of restructuring charges as cost of sales that were charged to the Zip segment (see Note 5 for more detail on the restructuring charges).

During 2002, the Company recorded impairment charges of $10.7 million as cost of sales, of which $10.6 was charged to the Zip segment and $0.1 million was charged to the Jaz segment. These impairment charges resulted from the Company selling its Penang Manufacturing Subsidiary (see Note 2 for more detail).

During 2001, the Company recorded non-restructuring charges of $77.1 million, of which $71.4 million was charged to the respective product lines mainly as cost of sales. These charges primarily reflected write-downs of HipZip, FotoShow, CD-RW and other inventory, equipment and other assets; loss accruals for related supplier purchase commitments and other various contractual arrangements. During 2001, the Company recorded restructuring charges of $1.3 million associated with the Optical segment. (see Notes 4 and 5 for more detail on the non-restructuring charges and restructuring charges, respectively).

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 “Operations and Significant Accounting Policies”. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Segment assets consist of inventory, net fixed assets and intangibles. Capital expenditures were specifically identified to each product segment. Corporate depreciation was allocated based on the segment’s percentage of fixed assets to total fixed assets.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. The information for 2001 has been reclassified to show the effects of EITF 00-25 which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001, comprised of $2.2 million for Zip, $0.8 million for Optical, $0.1 million for Jaz and $0.1 million for Other Mobile and Desktop Storage products. The EITF 00-25 reclassification did not impact PPM. In 2003, the Company created new reporting segments called “Other Mobile and Desktop Storage Products” and “Network Storage Systems”. Amounts associated with these new segments were presented as “Other” in the prior years. Additionally, the Company has added the segment “New Technologies”. Amounts related to this new segment from 2002 have been reclassified from “General corporate expenses”.

Sales, PPM (Product Loss) and Other Information by Significant Business Segment

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Sales:
Mobile and Desktop Storage Products:
Zip	$246,090	$478,523	$633,191
Optical	71,853	79,493	103,542
Other Mobile and Desktop Storage Products	55,601	34,150	22,578
Jaz	4,977	14,040	64,851
PocketZip	174	996	6,932

Total Mobile and Desktop Storage Products	378,695	607,202	831,094
Network Storage Systems	12,649	7,161	—

Total sales	$391,344	$614,363	$831,094

PPM (Product Loss):
Mobile and Desktop Storage Products:
Zip	$89,310	$175,437	$153,080
Optical	(1,532)	(3,633)	(53,008)
Other Mobile and Desktop Storage Products	593	(6,405)	(48,584)
Jaz	1,169	5,157	18,397
PocketZip	125	1,434	(37,426)

Total Mobile and Desktop Storage Products	89,665	171,990	32,459
Network Storage Systems	(17,943)	(5,547)	—
New Technologies	(25,530)	(8,669)	—

Total PPM	46,192	157,774	32,459
Common Expenses:
General corporate expenses	(71,887)	(88,337)	(109,192)
Restructuring (charges) reversals	(11,437)	2,423	(37,599)
Non-restructuring charges	—	—	(5,668)
Interest and other income (expense)	4,536	4,029	13,875

Income (loss) before income taxes	$(32,596)	$75,889	$(106,125)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Non-Restructuring and Impairment Charges:
Mobile and Desktop Storage Products:
Zip	$—	$(10,581)	$(12,021)
Optical	—	—	(17,443)
Other Mobile and Desktop Storage Products	—	—	(20,418)
Jaz	—	(100)	—
PocketZip	—	—	(21,569)
Non-allocated	—	—	(5,668)

	$—	$(10,681)	$(77,119)

Restructuring (Charges) Reversals:
Mobile and Desktop Storage Products:
Zip	$(5,022)	$—	$—
Optical	—	—	(1,347)
Non-allocated	(11,437)	2,423	(37,599)

	$(16,459)	$2,423	$(38,946)

Depreciation and Amortization:
Mobile and Desktop Storage Products:
Zip	$8,488	$15,382	$23,988
Optical	218	1,050	528
Other Mobile and Desktop Storage Products	374	228	—
Jaz	51	365	7,657
PocketZip	—	133	1,429

Total Mobile and Desktop Storage Products	9,131	17,158	33,602
Network Storage Systems	51	—	—
New Technologies	1,670	—	—
Non-allocated	1,503	4,858	12,413

Total depreciation and amortization	$12,355	$22,016	$46,015

Capital Expenditures:
Mobile and Desktop Storage Products:
Zip	$3,406	$5,855	$4,554
Optical	186	531	1,051
Other Mobile and Desktop Storage Products	162	748	—
Jaz	7	15	99
PocketZip	—	—	163

Total Mobile and Desktop Storage Products	3,761	7,149	5,867
Network Storage Systems	119	9	—
New Technologies	4,390	—	—
Non-allocated	160	168	12,922

Total capital expenditures	$8,430	$7,326	$18,789

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Assets (1):
Mobile and Desktop Storage Products:
Zip	$28,151	$51,279	$86,012
Optical	3,042	3,083	6,653
Other Mobile and Desktop Storage Products	3,237	3,383	—
Jaz	649	1,512	3,338
PocketZip	—	48	536

Total Mobile and Desktop Storage Products	35,079	59,305	96,539
Network Storage Systems	2,369	2,425	—
New Technologies	2,706	—	—
Non-allocated	4,169	3,652	24,738

Total assets	$44,323	$65,382	$121,277

(1)	Assets consist of inventory, net fixed assets and other intangibles, as these are the only assets allocated to the applicable segments.

Geographic Information

A significant amount of the Company’s sales are generated outside of the United States. The Company has its European headquarters in Geneva, Switzerland; its Asia Pacific headquarters in Singapore and its Corporate Headquarters in San Diego, California. In addition, the Company has sales offices located throughout North America, Europe, Asia and Latin America. During 2001, the Company relocated its Corporate Headquarters from Roy, Utah to San Diego, California. However, a portion of the Company’s research and development, operations, facilities and other administrative functions are still located in Roy, Utah.

During 2001, the Company closed its United States manufacturing facility and transferred all internal manufacturing, in addition to some third-party manufacturing to the Company’s Penang Manufacturing Subsidiary in Malaysia. In November 2002, the Company sold its Penang Manufacturing Subsidiary and entered into an agreement with the buyer for the manufacture and supply of Zip drives and certain other products. All sales from the Penang Manufacturing Subsidiary were to affiliated companies. Prior to the sale, inventory was transferred from the Penang Manufacturing Subsidiary to affiliates at an arms-length price as determined by an independent economic study.

Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

Following is a summary of the Company’s United States and significant non-U.S. country sales and the United States and significant non-U.S. country long-lived assets. Sales are attributed to individual countries based on the location of sales to unaffiliated customers.

	Years Ended December 31,
	2003	2002	2001
	(In millions)
Sales:
United States	$227.4	$384.7	$556.5
Other countries	163.9	229.7	274.6

Total	$391.3	$614.4	$831.1

	December 31,
	2003	2002	2001
	(In millions)
Long-Lived Assets (1):
United States	$32.0	$36.0	$46.5
Malaysia (2)	—	—	31.2
Other countries	0.3	0.7	1.7

Total	$32.3	$36.7	$79.4

(1)	Long-lived assets consist of all long-term assets other than deferred tax assets.
(2)	The Company sold its Penang Manufacturing Subsidiary during 2002 (see Note 2 for more detail).

No single country other than the United States accounted for more than 10% of the Company’s total sales.

(16) Other Matters

Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company has performed the impairment test required under SFAS 142 and has determined that the Company’s $11.7 million of goodwill, all of which is associated with the Zip product line, was not impaired. There were no indicators of impairment from the time the impairment evaluation was performed to December 31, 2003.

As a result of the implementation of SFAS 142, the Company did not record goodwill amortization during the year ended December 31, 2002, whereas the Company had recorded pre-tax goodwill amortization of $3.7 million for the year ended December 31, 2001. Without this goodwill amortization, pro forma net loss for the year ended December 31, 2001 would have been $91.0 million, a decrease of $2.3 million over the reported net loss of $93.3 million and pro forma earnings per share would have been a loss of $1.70 per share, a decrease of $0.04 per share over the reported loss of $1.74 per share.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Matters (Continued)

At December 31, 2003, the Company had $4.5 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets include a licensing agreement and intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the years ended December 31, 2003, 2002 and 2001, amortization expense was $2.2 million, $3.0 million and $4.1 million, respectively. Amortization expense for each of the next five fiscal years is anticipated to be approximately $2 million in 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of December 31, 2003, the weighted average useful life of the Company’s intangible assets is approximately two and one-quarter years.

	December 31,
	2003	2002
	(In thousands)
Intangible Assets:
Gross value (1)	$11,791	$12,955
Accumulated amortization	(7,266)	(6,200)

Net intangible assets	$4,525	$6,755

(1)	The change in the gross value of intangible assets between December 31, 2002 and December 31, 2003 resulted from $1.2 million of intellectual property that was fully amortized and removed from the books during the first quarter of 2003.

Significant Customers

Sales to Ingram Micro, Inc., a distributor of computer products, accounted for 18% of the Company’s consolidated sales during 2003 and 16% of the Company’s consolidated sales in both 2002 and 2001. Sales to Tech Data Corporation accounted for 12% of the Company’s consolidated sales during 2003 and less than 10% of consolidated sales during 2002 and 2001. Sales to Ingram Micro, Inc. and Tech Data Corporation consisted of product sales from all of the Company’s business segments. No other customer accounted for 10% or more of consolidated sales.

Concentration of Credit Risk

The Company markets its products primarily through computer product distributors, retailers and OEMs. Accordingly, as the Company grants credit to its customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. At December 31, 2003, the customers with the ten highest outstanding trade receivables balances totaled $38.4 million, or 65% of the gross trade receivables, compared to $61.2 million, or 69% of gross trade receivables, at December 31, 2002. At December 31, 2003, the largest outstanding trade receivables balance from the largest customer was $10.4 million, or 18% of gross trade receivables, compared to the trade receivables balance from the largest customer of $13.5 million, or 15% of gross trade receivables, at December 31, 2002. If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s results of operations and financial condition.

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION

By:	/s/ WERNER T. HEID
Werner T. Heid
President and Chief Executive Officer

Date:	March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WERNER T. HEID Werner T. Heid	President and Chief Executive Officer (Principal executive officer)	March 12, 2004

/s/ BARRY ZWARENSTEIN Barry Zwarenstein	Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)	March 12, 2004

/s/ DAVID J. DUNN David J. Dunn	Chairman of the Board of Directors	March 12, 2004

/s/ ROBERT P. BERKOWITZ Robert P. Berkowitz	Director	March 12, 2004

/s/ BRUCE B. DARLING Bruce B. Darling	Director	March 12, 2004

/s/ STEPHEN N. DAVID Stephen N. David	Director	March 12, 2004

/s/ MARGARET L. HARDIN Margaret L. Hardin	Director	March 12, 2004

/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Director	March 12, 2004

/s/ NEAL J. MARTINI Neal J. Martini	Director	March 12, 2004

/s/ JOHN E. NOLAN John E. Nolan	Director	March 12, 2004

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions (credits) charged to costs and expenses	Deductions	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts(a):

Year ended December 31, 2003	$5,462	$(1,769)	$(794)	$2,899
Year ended December 31, 2002	11,559	(3,068)	(3,029)	5,462
Year ended December 31, 2001	8,858	7,121	(4,420)	11,559

Price Protection and Volume Rebates (b):

Year ended December 31, 2003	$29,181	$41,861	$(52,305)	$18,737
Year ended December 31, 2002	45,794	47,839	(64,452)	29,181
Year ended December 31, 2001	39,035	96,670	(89,911)	45,794

Warranty Reserves(c):

Year ended December 31, 2003	$8,035	$6,586	$(9,396)	$5,225
Year ended December 31, 2002	10,856	10,625	(13,446)	8,035
Year ended December 31, 2001	13,315	15,318	(17,777)	10,856

Inventory Reserves:

Year ended December 31, 2003	$6,454	$7,993	$(5,989)	$8,458
Year ended December 31, 2002	26,680	(2,125)	(18,101)	6,454
Year ended December 31, 2001	31,228	52,971	(57,519)	26,680

Sales Returns Reserves(d):

Year ended December 31, 2003	$6,043	$20,405	$(23,335)	$3,113
Year ended December 31, 2002	6,191	36,223	(36,371)	6,043
Year ended December 31, 2001	9,762	69,210	(72,781)	6,191

(a)	Deductions represent write-offs of trade receivables.
(b)	Additions reduce sales. Deductions represent credits granted against trade receivables.
(c)	The Company uses a statistically based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Therefore, a significant amount of the deductions and charges against the reserve during the year are for products sold during that same year.
(d)	Additions reduce sales. These amounts represent the deferred revenue associated with estimated sales returns which is reflected as a reduction in trade receivables.

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-20432, 33-59027, 33-62029, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079 and 333-106525) of our report dated January 20, 2004, with respect to the consolidated financial statements and schedule of Iomega Corporation included in the Annual Report (Form 10-K) for the years ended December 31, 2003 and 2002. The consolidated financial statements and schedule of Iomega Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations.

/S/ ERNST & YOUNG LLP

San Diego, California

March 10, 2004

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
3(i).1	(15)	Restated Certificate of Incorporation of the Company, as amended.

3(ii).1	(15)	By-Laws of the Company, as amended.

4.1	(3)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

** 10.1	(1)	1987 Stock Option Plan of the Company, as amended.

** 10.2	(7)	1995 Director Stock Option Plan of the Company, as amended.

** 10.3	(2)	Form of Indemnification Agreement between the Company and each of its Directors.

** 10.4	(7)	1997 Stock Incentive Plan of the Company, as amended.

** 10.5	(5)	Iomega Corporation Nonqualified Deferred Compensation Plan.

10.6	(4)	Lease Agreement, dated January 25, 1996, between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.

10.7	(6)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.

** 10.8	(8)	Employment letter, dated June 18, 2001, between the Company and Werner T. Heid.

** 10.9	(9)	Employment letter, dated July 23, 2001, between the Company and Thomas D. Kampfer.

**10.10	(9)	Employment letter, dated September 14, 2001, between the Company and Mahmoud Mostafa.

**10.11		2003 Bonus Plan.

+10.12	(11)	Agreement relating to the sale and purchase of the issued share capital of Iomega (Malaysia) Sdn. Bhd., by and between Iomega Overseas B.V., a wholly-owned indirect subsidiary of the Company, and Venture Corporation Limited.

+10.13	(12)	Manufacturing Services and Supply Agreement by and between Iomega Corporation, Iomega (Malaysia) Sdn. Bhd. and Venture Corporation Limited.

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

**10.14	(12)	Employment letter, dated October 26, 2001, between the Company and Barry Zwarenstein.

**10.15		Employment letter, dated July 23, 2001, between the Company and Anna Aguirre.

**10.16		Employment letter, dated January 7, 2003, between the Company and Sean P. Burke.

10.17	(14)	Agreement Regarding Lease, dated February 14, 2003, between the Company, JNI Corp. and Pacific Plaza Carmel Valley LLC; and Assignment and Assumption Agreement, dated February 27, 2003, between the Company and JNI Corp.

**10.18		Separation Agreement and General Release, dated October 18, 2003, between the Company and Mahmoud Mostafa.

**10.19	(13)	Management Incentive Plan.

16.1	(10)	Letter from Arthur Andersen LLP regarding change in certifying accountant.

16.2		Letter from Ernst & Young LLP regarding change in certifying accountant.

21.1		Subsidiaries of the Company.

23.1		Consent of Ernst & Young LLP, Independent Auditors (appears on page 142 of this Annual Report on Form 10-K).

23.2	(12)	Consent of Independent Public Accountants – Arthur Andersen LLP. (After reasonable efforts, the Registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated January 15, 2002 due to the closure of the Arthur Andersen LLP office in Salt Lake City, Utah).

31.1		Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.2		Section 302 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

32.1		Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.2		Section 906 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

99.1	(9)	Arthur Andersen LLP quality assurance representation letter.

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

**	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Confidential treatment requested as to certain portions. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-11963).

(2)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form 8-A, filed on August 5, 1999 (File No. 1-12333).

(4)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-11963).

(5)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8, filed on January 6, 1998 (File No. 333-43775).

(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12333).

(7)	Incorporated herein by reference to Appendix to the Company’s Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 1-12333).

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12333).

(10)	Incorporated herein by reference to the exhibits to the Company’s Form 8-K, filed on March 21, 2002 (File No. 1-12333).

(11)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 1-12333).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

(12)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12333).

(13)	Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 1-12333).

(14)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 1-12333).

(15)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8, filed on June 26, 2003 (File No. 1-12333).