Form 10-Q
period 2004-03-28
IOMEGA CORP
filed 2004-05-10
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

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

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes       X           No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2004.

Common Stock, par value $.03 1/3 (Title of each class)	51,528,453 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Special Note Regarding Forward-Looking Statements..................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 28, 2004
             and December 31, 2003.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarters
             Ended March 28, 2004 and March 30, 2003...............................................       5

         Condensed Consolidated Statements of Cash Flows for the Quarters
             Ended March 28, 2004 and March 30, 2003...............................................       6

         Notes to Condensed Consolidated Financial Statements......................................       7

Item 2.  Management's Discussion and Analysis of Financial

                                             PART II - OTHER INFORMATION

Copyright © 2004 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, REV, Boot and Run, HotBurn, Active Disk, Iomega Automatic Backup, Iomega Sync, ioLink and IoClub are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. All other trademarks referenced herein are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to: plans to introduce during the second half of 2004 (most likely the fourth quarter of 2004) a small-form factor removable flexible magnetic storage device (“DCT”) expected to have a capacity of about 1.2 to 1.5 gigabyte (“GB”), where gigabyte equals 1 billion bytes; goals to recruit original equipment manufacturer (“OEM”) customers for DCT technology and REV products; plans for follow on REV products; expected quarterly expense levels on DCT development; plans to mitigate the continued decline in the Company’s core Zip Products business; the potential need for additional restructuring or other charges in the future; the expectation of future outsourcing initiatives; the expected profitability or lack of profitability on certain product lines; the expected sales volume or lack of sales volume on certain product lines; cash consumption during 2004 arising from the 2003 and 2001 restructuring actions; the Company’s continued belief that it can grow its Network Storage Systems business and that the business can be at break even or slightly profitable by the second half of 2004; the timeframe to achieve profitability on REV products, DCT technology and overall Company profitability; the Company’s belief that its balance of unrestricted cash, cash equivalents and temporary investments is sufficient to operate the business and fund the investments required for REV products and DCT technology for the next two or more years; expected schedule for the Company’s information technology system upgrade; the schedules for new REV products with FireWire®, SCSI and S-ATA interfaces; plans concerning the availability of PocketZip and Jaz disks and other plans concerning product lines; the expectation of continuing to lower product procurement costs; the goal to improve the procurement and commodity business processes to maximize profitability on sourced branded products; the impacts of expensing stock option grants; the factors affecting future gross margins; expected sales levels due to seasonal demand; the expectation that the Company can obtain sufficient product and components thereof to meet business requirements; anticipated hedging strategies; and the possible effects of an adverse outcome in legal proceedings, including the resolution of the adverse judgments in the Nomai litigation, as described in Note 5 of the notes to condensed consolidated financial statements in Part I. Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q and those set forth in Note 5 of the notes to condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and the Company specifically disclaims any obligation to update forward looking statements, even if its estimates change.

IOMEGACORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                             March 28,            December 31,
                                                                               2004                    2003
                                                                        -------------------   -------------------
                                                                             (Unaudited)
Current Assets:
    Cash and cash equivalents                                                 $  76,401             $ 122,591
    Restricted cash                                                                 200                   200
    Temporary investments                                                        73,471                46,140
    Trade receivables, less allowance for doubtful accounts
       of $2,833 and $2,899, respectively                                        32,436                37,234
    Inventories                                                                  24,520                23,745
    Deferred income taxes (Note 1)                                               14,619                16,938
    Other current assets                                                          7,876                 7,553
                                                                              ---------             ---------
       Total Current Assets                                                     229,523               254,401
                                                                              ---------             ---------

Property and Equipment, at Cost                                                 136,035               136,205
Accumulated Depreciation and Amortization                                      (118,223)             (120,152)
                                                                              ---------             ---------
       Net Property and Equipment                                                17,812                16,053
                                                                              ---------             ---------

Goodwill                                                                         11,691                11,691
Other Intangibles, Net                                                            4,006                 4,525
Other Assets                                                                         70                    71
                                                                              ---------             ---------
    Total Assets                                                              $ 263,102             $ 286,741
                                                                              =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                                March 28,             December 31,
                                                                                 2004                    2003
                                                                           -------------------   -------------------
                                                                                (Unaudited)
Current Liabilities:
    Accounts payable                                                             $  37,180             $  38,000
    Other current liabilities (Note 1)                                              68,845                81,339
    Income taxes payable (Note 1)                                                    2,594                 3,531
                                                                                 ---------             ---------
       Total Current Liabilities                                                   108,619               122,870
                                                                                 ---------             ---------

Other Long-Term Liabilities                                                            528                 1,471

Deferred Income Taxes (Note 1)                                                      20,662                24,512

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
    Preferred Stock, $0.01 par value - authorized 4,600,000
       Shares, none issued                                                               -                     -
    Series A Junior Participating Preferred Stock - authorized
       400,000 shares, none issued                                                       -                     -
    Common Stock, $0.03 1/3 par value - authorized 400,000,000
       Shares, issued 54,957,627 and 54,931,209 shares,
       respectively                                                                  1,835                 1,834
    Additional paid-in capital                                                      77,389                77,120
    Less: 3,429,174 and 3,428,590 Common Stock treasury
       shares, respectively, at cost                                               (33,791)              (33,791)
    Retained earnings                                                               87,860                92,725
                                                                                 ---------             ---------
       Total Stockholders' Equity                                                  133,293               137,888
                                                                                 ---------             ---------
         Total Liabilities and Stockholders' Equity                              $ 263,102             $ 286,741
                                                                                 =========             =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                 For the Quarter Ended
                                                                          ----------------------------------
                                                                           March 28,             March 30,
                                                                              2004                 2003
                                                                          ---------------     --------------
                                                                                      (Unaudited)
Sales                                                                     $ 84,126                 $ 106,182
Cost of sales                                                               59,776                    69,072
                                                                          --------                 ---------
Gross margin                                                                24,350                    37,110
                                                                          --------                 ---------

Operating Expenses:
    Selling, general and administrative                                     23,195                    23,340
    Research and development                                                 6,465                     8,588
    Restructuring charges (reversal)                                           546                       (78)
    Bad debt expense (credit)                                                  124                    (1,982)
                                                                          --------                 ---------
       Total Operating Expenses                                             30,330                    29,868
                                                                          --------                 ---------

Operating income (loss)                                                     (5,980)                    7,242
Interest income                                                                371                     1,866
Interest expense and other income and expense, net                              59                        22
                                                                          --------                 ---------

Income (loss) before income taxes                                           (5,550)                    9,130
Benefit (provision) for income taxes                                           685                    (3,817)
                                                                          --------                 ---------
Net income (loss)                                                         $ (4,865)                $   5,313
                                                                          ========                 =========

Net income (loss) per basic and diluted common share                      $  (0.09)                $    0.10
                                                                          ========                 =========

Weighted average common shares outstanding                                  51,527                    51,265
                                                                          ========                 =========

Weighted average common shares outstanding -                                51,527                    51,298
                                                                          ========                 =========
    assuming dilution

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                For the Three Months Ended
                                                                              -------------------------------
                                                                               March 28,            March 30,
                                                                                 2004                  2003
                                                                              ----------           ----------
   Cash Flows from Operating Activities:                                                (Unaudited)
       Net income (loss)                                                        $ (4,865)           $   5,313
       Non-Cash Revenue and Expense Adjustments:
          Depreciation and amortization                                            2,071                3,608
          Deferred income tax provision (benefit)                                 (1,531)               3,149
          Stock compensation expense                                                 189                   27
          Amortization of premium on temporary investments                             8                  822
          Bad debt expense (credit)                                                  124               (1,982)
          Other                                                                      113                    4
                                                                                --------            ---------
                                                                                  (3,891)              10,941
       Changes in Assets and Liabilities:
          Restricted cash                                                              -                3,600
          Trade receivables                                                        4,674               24,143
          Inventories, net                                                          (775)               5,427
          Other current assets                                                      (323)               1,822
          Accounts payable                                                          (820)             (22,774)
          Other current liabilities                                              (11,036)              (8,310)
          Accrued restructuring                                                   (1,458)                (455)
          Income taxes                                                              (937)                (918)
                                                                                --------            ---------
             Net cash (used in) provided by operating activities                 (14,566)              13,476
                                                                                --------            ---------

   Cash Flows from Investing Activities:
       Purchases of property and equipment                                        (3,351)              (1,810)
       Purchases of temporary investments                                       (116,941)            (215,396)
       Sales of temporary investments                                             89,602              136,724
       Net change in other assets and other liabilities                             (942)                (617)
                                                                                --------            ---------
          Net cash used in investing activities                                  (31,632)             (81,099)
                                                                                --------            ---------

   Cash Flows from Financing Activities:
       Proceeds from sales of Common Stock                                             8                  168
                                                                                --------            ---------
          Net cash provided by financing activities                                    8                  168
                                                                                --------            ---------
   Net Decrease in Total Cash and Cash Equivalents                               (46,190)             (67,455)
   Total Cash and Cash Equivalents at Beginning of Period                        122,591              241,519
                                                                                --------            ---------
   Total Cash and Cash Equivalents at End of Period                             $ 76,401            $ 174,064
                                                                                ========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the financial position of the Company as of March 28, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended March 28, 2004 and March 30, 2003.

The results of operations for the quarter ended March 28, 2004 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of Iomega Corporation and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. All entities of the Company have been consolidated.

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

Reclassifications

Certain reclassifications were made to the prior periods’ condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation. The Company has made reclassifications between its various tax accounts in its prior year balance sheet and tax note related to its foreign withholding taxes and offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend. The Company’s business segment presentation has been changed to reflect how management currently evaluates its business. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 3.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Revenue Recognition

The Company’s customers include original equipment manufacturers (“OEMs”), retailers, distributors, value added resellers (“VARs”), catalogs, private label and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the condensed consolidated financial statements. The reserves for estimated returns totaled $2.6 million and $3.1 million at March 28, 2004 and December 31, 2003, respectively.

In addition to reserves for estimated returns, the Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. OEM and VAR customers are not considered to have excess inventory as they usually do not carry more than four weeks of inventory. The distribution, retail and catalog channels’ four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers, who make up the majority of the Company’s sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. The Company defers estimated sales and cost of sales, associated with estimated excess channel inventory in its condensed consolidated financial statements.

The Company sells various extended warranty plans for its Network Attached Storage (“NAS”) servers, some of which are bundled with certain NAS servers. The service periods of the extended warranty plans are up to three years. The Company defers revenue from the sale of extended warranty plans and recognizes the sales ratably over the respective life of the warranty once the extended warranty has been registered with the Company by the end-user.

The margin on deferred sales related to the estimated excess channel inventory and NAS extended warranties totaled $7.5 million and $8.7 million at March 28, 2004 and December 31, 2003, respectively and is included in “other current liabilities” in the condensed consolidated balance sheets.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Reserves for volume and other rebates and price protection totaled $16.9 million and $18.7 million at March 28, 2004 and December 31, 2003, respectively and are netted against trade receivables in the condensed consolidated balance sheets.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at March 28, 2004 and December 31, 2003 consisted primarily of investments in repurchase agreements, corporate obligations, certificates of deposit, money market funds and U.S. agencies.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at March 28, 2004 and December 31, 2003 consisted primarily of corporate notes and bonds and paper, U.S. treasuries, certificates of deposit, U.S. agencies, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments has an effective maturity greater than 24 months and at March 28, 2004, the average duration of the Company’s temporary investments was just over 12 months, as compared to just under 14 months at December 31, 2003. At March 28, 2004, the Company had $11.9 million and $48.1 million of debt security investments that will mature within one year and will mature between one to two years, respectively. The balance of temporary investments at March 28, 2004 is comprised of U.S. treasuries and certificates of deposit. The Company minimizes its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  March 28,       December 31,
                                                     2004             2003
                                                  ---------       ------------
                                                        (In thousands)
         Raw materials                             $  2,450         $  3,875
         Finished goods                              22,070           19,870
                                                   --------         --------
                                                   $ 24,520         $ 23,745
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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Other Current Liabilities

Other current liabilities consist of the following:

                                                                   March 28,     December 31,
                                                                     2004            2003
                                                                   ---------     ------------
                                                                        (In thousands)
Accrued marketing (a)                                              $  8,399       $  8,588
Margin on deferred sales                                              8,123          9,953
Accrued payroll, vacation, bonus and profit sharing                   7,302         10,104
Accrued restructuring charges                                         6,704          8,162
Accrued warranty                                                      4,664          5,225
Accrued excess purchase commitments                                   3,332          4,744
Other accrued liabilities (b)                                        30,321         34,563
                                                                   --------       --------
                                                                   $ 68,845       $ 81,339
                                                                   ========       ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners, and promotional and advertising accruals.

(b)	Includes accruals for royalties, licensing agreements, self-insurance liabilities, litigation, professional fees, forward foreign exchange contracts, employee relocation costs, VAT, sales and other taxes and other miscellaneous liabilities.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                Net
                                                           Income (loss)        Shares          Per Share
                                                            (Numerator)      (Denominator)        Amount
                                                            ------------     -------------       -------
                                                                 (In thousands, except per share data)
         For the Quarter Ended:
         March 28, 2004:
         Basic EPS                                           $ (4,865)          51,527           $ (0.09)
           Effect of options and restricted stock                   -                -                 -
                                                             --------           ------           -------
         Diluted EPS                                         $ (4,865)          51,527           $ (0.09)
                                                             ========           ======           =======

         March 30, 2003:
         Basic EPS                                           $  5,313           51,265           $  0.10
           Effect of options                                        -               33                 -
                                                             --------           ------           -------
         Diluted EPS                                         $  5,313           51,298           $  0.10
                                                             ========           ======           =======

Stock options and unvested restricted shares for the quarter ended March 28, 2004 were not included in the calculation of Diluted EPS as their inclusion would have been anti-dilutive. For the quarters ended March 28, 2004 and March 30, 2003, there were outstanding options to purchase 1,110,055 and 1,456,037 shares, respectively, that had an exercise price greater than the average market price of the common shares for the respective quarters and at March 28, 2004, there were also 19,507 shares of restricted common shares granted under the Management Incentive Plan that were not yet vested. For the quarter ended March 30, 2003, the outstanding options that had an exercise price greater than the average market price of the common shares would have had an anti-dilutive effect on EPS and were therefore excluded from the Diluted EPS calculation above.

Stock Compensation Expense

The Company has various stock-based compensation plans (stock option plans, a restricted stock plan and an employee stock purchase plan (“ESPP”)). Under the ESPP, employees can purchase the Company’s Common Stock at a discount.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, only those employee stock options that are granted or modified after January 1, 2003 are expensed as compensation.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003. As required by the Company’s 1997 Stock Incentive Plan, a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding at that time under this plan. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of October 2, 2003 and an additional charge of $1.2 million for the fair value of modifying the vested options was recorded in the fourth quarter of 2003.

The Board of Directors has recommended to the Company’s stockholders that they vote, at the 2004 Annual Meeting of Stockholders to be held on May 25, 2004, to approve amendments to the Company’s 1995 Director Stock Option Plan and 1987 Stock Option Plan permitting a similar adjustment to be made to options outstanding under those plans. Unless such stockholder approval is obtained, no adjustment will be made to the options outstanding under those two plans. However, since the value of the options was decreased as a result of the declared dividend, this was determined to be a “deemed” modification of the stock options on October 2, 2003. Since these options have been considered modified, they are being accounted for under the fair value method of SFAS 123.

As a result of these actions, as of October 2, 2003, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123.

Stock compensation expense for the restricted stock plan, which was approved by stockholders during the second quarter of 2003, has been accounted for under SFAS 123, with the fair value of the restricted stock being recognized over the vesting period of the restricted stock. The fair value of the discount associated with the ESPP is being expensed in accordance with SFAS 123.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

The following table illustrates the effect on net income (loss) and per share data if the fair value based method had been applied to all outstanding and unvested awards in 2003 (the fair value based method was applied to all outstanding and unvested awards in 2004).

                                                                     For the Quarter Ended
                                                             -------------------------------------
                                                             March 28, 2004         March 30, 2003
                                                             --------------         --------------
                                                             (In thousands, except per share data)

     Net income (loss) as reported                              $ (4,865)              $ 5,313
                                                                ========               =======
       Add: Stock compensation expense included
         in reported net income (loss), net of
         related tax effects                                          91                    16
       Less: Total stock compensation expense
         determined under fair value method for
         all awards, net of related tax effects                      (91)                 (336)
                                                                --------               -------
     Pro forma net income (loss)                                $ (4,865)              $ 4,993
                                                                ========               =======

     Basic EPS - As reported and pro forma                      $  (0.09)              $  0.10
                                                                ========               =======
     Diluted EPS - As reported and pro forma                    $  (0.09)              $  0.10
                                                                ========               =======

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

Changes in the Company’s warranty liability during all periods presented were as follows:

                                                    For the Quarter Ended
                                           ---------------------------------------
                                           March 28, 2004           March 30, 2003
                                           --------------           --------------
                                                        (In thousands)

  Balance at beginning of period              $ 5,225                   $ 8,035
    Accruals/additions                          1,132                     2,410
    Claims                                     (1,693)                   (3,243)
                                              -------                   -------
  Balance at end of period                    $ 4,664                   $ 7,202
                                              =======                   =======

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Guarantees

During the third quarter of 2003, the Company entered into a limited guarantee with a component supplier whereby the Company agreed to provide a guarantee of payments for purchases by a contract manufacturer of the component supplier’s product. The contract manufacturer incorporates the component supplier’s product into Iomega branded DVD products. The Company has guaranteed purchases of the component supplier’s product by the contract manufacturer for up to $3 million. All purchase orders placed by the contract manufacturer must be countersigned or approved by a Company representative in advance of the transaction. This guarantee will remain in effect until the Company is no longer selling the component supplier’s product under the Iomega brand or until the component supplier extends a credit facility to the contract manufacturer that does not require a guarantee by the Company. The Company entered into this guarantee to facilitate the purchase of product by the contract manufacturer directly from the component supplier. The Company is only obligated to make payments under this guarantee in the event that the contract manufacturer is in material payment default. However, if the contract manufacturer defaults on payment to the component supplier, the Company would be entitled to withhold any related amounts due from the Company to the contract manufacturer. The component supplier has presently granted a $2 million line of credit to the contract manufacturer. Accordingly, the current potential exposure to the Company under the guarantee is $2 million. The Company has recorded a $30 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

(2) Income Taxes

For the quarter ended March 28, 2004, the Company recorded an income tax benefit of $0.7 million on a pre-tax loss of $5.6 million. The income tax benefit for the first quarter was reduced by a $1.6 million increase in the valuation allowance for net deferred tax assets as a result of a decrease in the first quarter of 2004 in the available foreign cash which could be repatriated to utilize net operating loss carryforwards (“NOLs”) and other deferred tax assets. The resulting effective tax benefit rate for the first quarter of 2004 was 12%. The $1.6 million increase in the valuation allowance for net deferred tax assets accounts for a 28% reduction of the effective benefit tax rate. This compares to an income tax provision of $3.8 million on pre-tax income of $9.1 million resulting in an effective tax rate of 42% for the first quarter of 2003.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. That analysis has been completed and the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003 and that no adjustments to the tax provisions were required in any other prior period.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                              March 28,     December 31,
                                                                                 2004           2003
                                                                           -------------    ------------
                                                                                   (In thousands)
              Deferred Tax Assets (Liabilities):
              Current Deferred Tax Assets:
                  Trade receivable reserves                                    $   4,461       $   5,193
                  Inventory reserves                                               4,329           3,753
                  Accrued expense reserves                                         8,988          10,911
                  Other                                                               83              53
                                                                               ---------       ---------
              Total current deferred tax assets                                   17,861          19,910
                                                                               ---------       ---------

              Non-Current Deferred Tax Assets:
                  Fixed asset reserves                                               313             370
                  Tax credit carryforwards                                        30,613          29,839
                  Accelerated depreciation and amortization                        4,063           4,522
                  U.S. and foreign loss carryforwards                             30,208          34,141
                  Other                                                            1,523           1,938
                                                                               ---------       ---------
              Total non-current deferred tax assets                               66,720          70,810
                                                                               ---------       ---------
              Total deferred tax assets                                           84,581          90,720
                                                                               ---------       ---------

              Non-Current Deferred Tax Liabilities:
                  Tax on unremitted foreign earnings                             (61,353)        (69,701)
                  Purchased goodwill                                              (4,782)         (4,824)
                                                                               ---------       ---------
              Total non-current deferred tax liabilities                         (66,135)        (74,525)
                                                                               ---------       ---------
              Current valuation allowance                                         (3,242)         (2,972)
              Non-current valuation allowance                                    (21,247)        (20,797)
                                                                               ---------       ---------
                     Net deferred tax liabilities                              $  (6,043)      $  (7,574)
                                                                               =========       =========

              As Reported on the Balance Sheet:
                  Current deferred tax assets                                  $  14,619       $  16,938
                                                                               =========       =========
                  Non-current deferred tax liabilities                         $ (20,662)      $ (24,512)
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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                                    March 28,
                                                                      2004         Expiration Dates
                                                                  -------------    ----------------
                                                                  (In Thousands)
U.S. and Foreign Loss Deferred Tax Assets:
    Federal NOLs (1)                                                $ 9,351        2021 to 2024
    State NOLs                                                        8,591        2004 to 2023
    Foreign NOLs                                                     11,836        2004 to indefinite
    Capital losses                                                      430        2005
                                                                   --------
                                                                   $ 30,208
                                                                   ========

Tax Credit Deferred Tax Assets:M
    Foreign tax credits                                            $ 19,838        2004 to indefinite
    Research credits                                                  9,585        2007 to 2023
    Alternative minimum tax credits                                   1,190        Indefinite
                                                                   --------
                                                                   $ 30,613
                                                                   ========

(1) NOLs = Net Operating Loss Carryforwards

At March 28, 2004, the Company had $9.4 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $27 million in future U.S. federal tax deductions. At March 28, 2004, the Company had $8.6 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $215 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized.

Net deferred tax liabilities for the Company at March 28, 2004 were $6.0 million. As of March 28, 2004, deferred tax liabilities for estimated U.S. federal and state taxes of $61.4 million have been accrued on unremitted foreign earnings of $166 million. U.S. taxes have not been provided for unremitted foreign earnings of $10.5 million as these earnings are considered to be permanently invested in non-U.S. operations.

(3) Business Segment Information

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip Products, Sourced Branded Products (comprised of the former Optical Products segment as well as portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB and external floppy disk drives which were all previously reported in the Other Mobile and Desktop Storage Products segment), Other Mobile and Desktop Storage Products (which no longer includes HDD, Iomega Mini and Micro Mini USB and external floppy disk drives), Network Storage Systems and New Technologies.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in both sales and product profit margins.

The Company’s Sourced Branded Products segment involves the worldwide distribution and sale of products that the Company sources (purchases) from other companies and resells under the Iomega brand. These products include CD-RW drives, DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003), HDD, Iomega Mini and Micro Mini USB drives and external floppy disk drives (which began shipping in the first quarter of 2003).

The Other Mobile and Desktop Storage Products segment includes: Jaz and PocketZip disks; Peerless drive systems; Iomega software products such as Iomega Automatic Backup software and other miscellaneous products, most of which have been discontinued. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the respective disks to support the installed drive base of these products. Jaz and PocketZip were previously reported as a separate segment.

The Network Storage Systems segment consists primarily of the development, distribution and sale of NAS servers targeted toward small and medium-sized businesses and enterprise workgroups. The Network Storage Systems segment also includes the distribution and sale of third-party Tape drive products which the Company began selling in immaterial amounts during the third quarter of 2003. The Company is exiting the Tape drive products market as a result of the Company’s reorientation in the fourth quarter of 2003 of its Network Storage Systems segment product offerings. The Company was unsuccessful in generating significant sales in the high-end of the targeted NAS server market and as a result of this difficulty, in the fourth quarter of 2003, the Company decided to reorient its NAS product lines and exit the high-end of the targeted NAS server market and focus on the entry-level and certain models of the mid-range of the targeted market where the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, including a removable hard disk storage system referred to by the “REV” trademark that has a native capacity of 35GB and up to 90GB compressed and a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) that is expected to have a capacity of about 1.2 to 1.5GB. At March 28, 2004, there had been no sales associated with New Technologies. REV TM products began selling in April 2004.

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All 2003 amounts have been reclassified to match the 2004 presentation.

Reportable Operating Segment Information:

                                                                  For the Quarter Ended
                                                                --------------------------
                                                                March 28,        March 30,
                                                                   2004            2003
                                                                ---------        ---------
                                                                      (In thousands)
Sales:
Mobile and Desktop Storage Products:
  Zip Products                                                  $ 44,220         $ 73,309
  Sourced Branded Products                                        35,127           27,333
  Other Mobile and Desktop Storage Products                        1,387            3,260
                                                                --------         --------
    Total Mobile and Desktop Storage Products                     80,734          103,902
Network Storage Systems                                            3,392            2,280
                                                                --------         --------
    Total sales                                                 $ 84,126         $106,182
                                                                ========         ========

PPM (Product Loss):
Mobile and Desktop Storage Products:
  Zip Products                                                  $ 18,167         $ 29,356
  Sourced Branded Products                                           473              (42)
  Other Mobile and Desktop Storage Products                          966            1,618
                                                                --------         --------
    Total Mobile and Desktop Storage Products                     19,606           30,932
Network Storage Systems                                             (811)          (4,044)
New Technologies                                                  (8,390)          (4,858)
                                                                --------         --------
    Total PPM                                                     10,405           22,030

Common Expenses:
  General corporate expenses                                     (15,839)         (14,866)
  Restructuring reversal (charges)                                  (546)              78
  Interest and other income, net                                     430            1,888
                                                                --------         --------
    Income (loss) before income taxes                           $ (5,550)        $  9,130
                                                                ========         ========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal

The Company currently has restructuring reserves under two different restructuring actions, the 2001 restructuring actions and the 2003 restructuring actions. The following table summarizes the reserve balances related to each of these actions:

                                                    March 28,      December 31,
                                                      2004             2003
                                                    ---------      ------------
                                                          (In Thousands)

Other Current Liabilities:
  2003 Restructuring Actions                         $ 2,060         $ 3,564
  2001 Restructuring Actions                           4,644           4,598
                                                     -------         -------
     Total                                           $ 6,704         $ 8,162
                                                     =======         =======

Fixed Asset Reserves:
  2003 Restructuring Actions                         $   516         $   597
  2001 Restructuring Actions                             266             299
                                                     -------         -------
     Total                                           $   782         $   896
                                                     =======         =======

During the first quarter of 2004, the Company recorded pre-tax restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company has been unable to sublease. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed as part of the restructuring actions initiated during 2001, due to the original estimates being higher than what was utilized.

2003 Restructuring Actions

The Company recorded $14.5 million of charges in 2003 for the 2003 restructuring actions including $6.5 million for severance and benefits for 199 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses, $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded in 2003 for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip Products segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. As of March 28, 2004, the Company has made $11.8 million in cash payments related to the 2003 restructuring actions, of which $1.5 million was disbursed during the first quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Of the 199 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, with 6 additional employees being scheduled to work on a transition basis through the second quarter of 2004 and 3 more employees being scheduled to work on a transition basis into the third quarter of 2004. The $6.5 million severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. The Company anticipates that the total separation payments or liability for the 199 employees notified during 2003 will be $6.6 million. During the first quarter of 2004, the Company recorded $0.3 million of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated. An additional $0.1 million of severance and benefits costs related to the 9 employees who are on transition into the second and third quarters of 2004 will be recognized ratably over their respective future transition periods. None of these remaining charges will be allocated to any of the business segments. Other than these additional severance charges, the Company does not anticipate recording any other expenses related to the 2003 restructuring actions.

Remaining restructuring reserves in the amount of $2.1 million and $0.5 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 28, 2004. Utilization of and other activity relating to the 2003 restructuring charges during the quarter ended March 28, 2004 are summarized below:

                                           Balance             Utilized            Additions     Balance
                                                          -------------------
                                           12/31/03         Cash     Non-Cash     (Reversals)    03/28/04
                                           --------       --------   --------     -----------    --------
                                                                  (In thousands)
2003 Restructuring Actions:
Severance and benefits                     $ 1,323        $   (756)    $   -          $ 2        $   569
Contract cancellations                         500            (500)        -            -              -
Lease termination costs                      1,741            (250)        -            -          1,491
Furniture                                      597               -       (81)           -            516
                                           -------        --------     -----          ---        -------
                                           $ 4,161        $ (1,506)    $ (81)         $ 2        $ 2,576
                                           =======        ========     =====          ===        =======

Balance Sheet Breakout:
  Other current liabilities                $ 3,564        $ (1,506)    $   -          $ 2        $ 2,060
  Fixed asset reserves                         597               -       (81)           -            516
                                           -------        --------     -----          ---        -------
                                           $ 4,161        $ (1,506)    $ (81)         $ 2        $ 2,576
                                           =======        ========     =====          ===        =======

As of March 28, 2004, the remaining severance and benefits are associated with the 9 employees who are on transition until the second and third quarters of 2004. Lease payments are being made on a continuous monthly basis and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease these facilities. The Company is in the process of showing the furniture to potential buyers and anticipates disposing of the furniture during 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. The $33.3 million of restructuring charges recorded in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce.

During the first quarter of 2003 severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the first quarter of 2004, the Company recorded an additional $0.5 million for the Ireland facility due to continuing depressed real estate market conditions in Ireland.

Remaining restructuring reserves in the amount of $4.6 million and $0.3 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 28, 2004. Utilization of and other activity relating to the 2001 restructuring reserves during the quarter ended March 28, 2004 are summarized below:

                                              Balance           Utilized                        Balance
                                                          -------------------
                                             12/31/03      Cash      Non-Cash     Additions     03/28/04
                                             --------     ------     --------     ---------     --------
                                                               (In thousands)
2001 Restructuring Actions:
North America Reorganization:
  Lease cancellations                         $ 3,274     $ (310)     $   -         $   -       $ 2,964
  Leasehold improvements and
    furniture                                     299          -        (33)            -           266
                                              -------     ------      -----         -----       -------
                                                3,573       (310)       (33)            -         3,230
                                              -------     ------      -----         -----       -------

Europe Reorganization:
  Lease cancellations                           1,324       (188)         -           544         1,680
                                              -------     ------      -----         -----       -------
                                              $ 4,897     $ (498)     $ (33)        $ 544       $ 4,910
                                              =======     ======      =====         =====       =======

Balance Sheet Breakout:
  Other current liabilities                   $ 4,598     $ (498)     $   -         $ 544       $ 4,644
  Fixed asset reserves                            299          -        (33)            -           266
                                              -------     ------      -----         -----       -------
                                              $ 4,897     $ (498)     $ (33)        $ 544       $ 4,910
                                              =======     ======      =====         =====       =======

As of March 28, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5) Commitments and Contingencies

Litigation

Except as set forth below, in management’s opinion, there are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in other lawsuits and claims generally incidental to its business. It is the opinion of management that the ultimate disposition of the lawsuit and claim discussed below will not have a material adverse effect on the Company’s ongoing business or financial condition.

Nomai S.A. (“Nomai”) is a French subsidiary of the Company that was acquired during the third quarter of 1998. Nomai has been a party to certain litigation matters arising from: (1) Nomai’s acquisition of certain assets of RPS Media S.A. (“RPS”) in bankruptcy in 1997 and its organization of Albi Media Manufacturing, SARL (“AMM”) as a subsidiary to operate such assets and (2) Nomai’s subsequent disposition of AMM in September 1999.

Three French entities, Conseil & Technique (C&T), Soterem and IDCC, filed a lawsuit in 2000 against AMM, Nomai’s former subsidiary, before the Commercial Court of Toulouse for lost profits related to a terminated R&D project, the so-called “Magic Project”. That case was dismissed in June 2002, for failure to prosecute. In January 2004, the Company learned that claims related to the termination of the Magic Project were refiled by C&T, with Nomai, Iomega International S.A. and an Iomega International S.A. employee among the defendants. The amount at issue was approximately 12,400,000 Euros (approximately $14.9 million USD using foreign exchange rates as of April 30, 2004). During the first quarter of 2004, the Company reached a settlement with C&T, which involved the payment of an immaterial sum and the refiled lawsuit was dismissed. Other parties may pursue claims arising from the Magic Project and, in that event, the Company would vigorously defend any such claim.

(6) Other Matters

Other Intangible Assets

At March 28, 2004, the Company had $4.0 million in net other intangible assets, all of which are subject to amortization. During the quarter ended March 28, 2004, amortization expense was $0.5 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $1.5 million for the remainder of 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of March 28, 2004, the weighted-average useful life of the Company’s intangible assets is approximately 2 years.

                                                    March 28,      December 31,
                                                      2004             2003
                                                    ---------      ------------
                                                         (In thousands)
Other Intangible Assets:
  Gross value                                       $ 11,791         $ 11,791
  Accumulated amortization                            (7,785)          (7,266)
                                                    --------         --------
    Net intangible assets                              4,006         $  4,525
                                                    ========         ========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6) Other Matters (Continued)

Significant Customers

During the quarter ended March 28, 2004, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 18% and 13% of consolidated sales, respectively. Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively, for the quarter ended March 30, 2003. No other single customer accounted for more than 10% of consolidated sales for these periods.

Forward Exchange Contracts

All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. At March 28, 2004, outstanding forward exchange buy/(sell) contracts, which all mature in May 2004, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                   Contracted     Month - End
                                                     Forward        Forward
                                    Amount            Rate            Rate
                                  -----------      ----------     -----------

      British Pound                  (400,000)       0.5537          0.5537
      European Currency Unit      (11,850,000)       0.8262          0.8262
      Singapore Dollar                400,000        1.6888          1.6888
      Swiss Franc                  (4,800,000)       1.2817          1.2817

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company has organized its products into three broad business categories to align with its customers and products: a) Mobile and Desktop Storage Products, b) Network Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include: Zip drives and disks; Sourced Branded Products including CD-RW and DVD rewritable drives, portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB drives and external floppy disk drives; and Other Mobile and Desktop Storage Products includes Jaz and PocketZip disks, Peerless drive systems and other miscellaneous products, most of which have been discontinued and various software titles. Network Storage Systems consists of a selection of Network Attached Servers (“NAS”) servers with capacities of 160 gigabytes (“GB”), where 1 gigabyte equals 1 billion bytes, to 1 terabyte (“TB”), where 1 terabyte equals 1 trillion bytes. The Company’s New Technologies include the development expenses associated with two new magnetic storage technologies, a removable hard disk storage system, referred to by the “REV” trademark, that has a native capacity of 35GB and a compressed capacity of up to 90GB and a small-form factor removable flexible magnetic storage device (“DCT”) that is expected to have a capacity of about 1.2 to 1.5GB. At March 28, 2004, there had been no sales associated with New Technologies. REV products began selling in April 2004. The Company has experienced some setbacks in its DCT development schedule and, as further discussed below, is exploring various options related to the DCT technology.

During the first quarter of 2004, the Company reported a net loss of $4.9 million, or $0.09 per share, on sales of $84.1 million which compares to net income in the first quarter of 2003 of $5.3 million, or $0.10 per diluted share, on sales of $106.2 million. Sales in the first quarter of 2004 decreased compared to the first quarter of 2003 primarily from the continuing decline of the Zip product business, partially offset by higher Sourced Branded Product sales. The net loss for the first quarter of 2004 included pre-tax restructuring charges of $0.5 million, related to lease cancellation charges in Europe associated with the 2001 restructuring actions and included a $1.6 million increase in the valuation allowance for net deferred tax assets as a result of a decrease in the first quarter of 2004 in the available foreign cash which could be repatriated to utilize net operating loss carryforwards (“NOLs”) and other deferred tax assets. Net income for the first quarter of 2003 was favorably impacted by $6.0 million of net pre-tax legal settlements and $0.1 million of pre-tax restructuring reserve releases related to severance accruals recorded in prior periods that were no longer needed for the 2001 restructuring actions.

For the first quarter of 2004, the Company had an operating loss of $6.0 million, compared to an operating profit of $7.2 million for the first quarter of 2003. The operating loss for 2004 included $0.5 million of restructuring charges, related to lease cancellation charges in Europe associated with the 2001 restructuring actions. Operating income for the first quarter of 2003 included $6.0 million of net favorable legal settlements and $0.1 million of restructuring reserve releases related to severance accruals recorded in prior periods that were no longer needed for the 2001 restructuring actions.

During 2003, the Company implemented plans to restructure its operations and has recorded net restructuring charges of $14.5 million related to this plan and anticipates recording another $0.1 million of restructuring charges in the remainder of 2004, for the severance and benefits of employees who are on transition. Substantially all of the 2003 restructuring charges are expected to be cash charges. During the first quarter of 2004, $2.0 million of cash was paid for both the 2003 and 2001 restructuring actions. The Company anticipates paying approximately $4 million during the remainder of 2004 in cash for both the 2003 and 2001 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During the first quarter of 2004, Zip product sales declined at a slower rate than was expected. However, the Company anticipates Zip product sales will continue to decline and management does not believe that the lower rate of decline experienced in the first quarter of 2004 represents a new trend. Zip product margins will most likely decrease in the future due to higher per unit costs resulting from meeting minimum volume commitments as the Zip product segment completes its lifecycle.

During the first quarter of 2004, the decrease in Zip product sales was partially offset by higher Sourced Branded product sales when compared to the first quarter of 2003, as the Company introduced new Sourced Branded products to leverage the Iomega brand such as the Iomega 8x Super DVD drive, the Iomega 8x QuickTouch Video burner drive, the 52X CD-RW/DVD-ROM drive, the Combo 52X CD-RW/DVD-ROM 7-in-1 card reader drive and the Iomega Micro Mini USB 2.0 drive. During 2004, the Company plans to continue introducing new sourced branded products. Sourced Branded product margins are expected to decline as the Company plans to moderate its margin goals in order to gain greater retail penetration in the U.S.

Network Storage Systems sales increased during the first quarter of 2004 compared to the first quarter of 2003 and gross margins were positive during the first quarter of 2004 compared to negative margins in the first quarter of 2003. However, Network Storage Systems still had a product loss at the PPM level for the first quarter of 2004. The Company continues to believe that it can grow the Network Storage Systems business and that this business can be at break even or slightly profitable by the second half of 2004. There can, however, be no assurances as to whether this will be achieved.

The Company launched its new REV products in April 2004 and is positioning REV products as a tape drive replacement product for both the entry and mid-range segments of the tape drive market where TravanTM, DDSTM, DAT 72, VXA®, AIT and DLT/VS80 are currently utilized. The Company will continue to spend considerable resources generating awareness of this new product and thus does not expect REV products to be profitable before the fourth quarter of 2004.

The Company is continuing to develop the DCT technology and plans to do so as long as market research shows significant consumer interest in the DCT technology as a PC peripheral device for data storage, backup and archiving among laptop users. However, the Company has experienced some setbacks in its DCT development schedule and has been unsuccessful in securing original equipment manufacturer (“OEM”) commitments for the DCT technology. In light of these challenges, the Company is exploring various options for the DCT technology, including the launch of an Iomega branded PC peripheral device in the second half of 2004 (most likely the fourth quarter of 2004) or the sale, licensing or discontinuance of the DCT technology. If the Company were to decide to discontinue the DCT technology, the Company would incur material write-offs and other charges. The Company expects to make a decision regarding the DCT technology during the second quarter of 2004.

The Company does not believe that it will be able to generate a quarterly operating profit unless and until its new REV products and DCT technology are successfully launched and become profitable. In the meantime, it is imperative that the Company continue to control its costs and improve operating efficiencies to minimize losses. Management anticipates that REV products should be profitable by the fourth quarter of 2004, but the DCT technology, assuming that the development continues, is not expected to be profitable during 2004. Additionally, the Company’s overall gross margins are expected to continue to decline as higher margin Zip product sales are displaced with lower margin sales from Sourced Branded products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

At March 28, 2004, the Company’s total cash, cash equivalents and temporary investment balance was $150.1 million (see the Liquidity and Capital Resources discussion for more detail on the tax impacts of repatriating the foreign cash). The Company believes this total cash is sufficient to operate the business and fund the investments required for REV products and DCT technology for the next two or more years.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. That analysis has been completed and the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003 and that no adjustments to the tax provisions were required in any other prior period.

Application of Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made that are highly uncertain at the time the estimate is made and are susceptible to material changes from period to period include revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts, inventory valuation reserves and tax valuation allowances. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information

The Company has five reportable segments based primarily on the nature of the Company’s customers and products: Zip Products, Sourced Branded Products (comprised of the former Optical Products segment as well as HDD, Iomega Mini and Micro Mini USB and external floppy disk drives which were all previously reported in the Other Mobile and Desktop Storage Products segment), Other Mobile and Desktop Storage Products (which no longer includes HDD, Iomega Mini and Micro Mini USB and external floppy disk drives), Network Storage Systems and New Technologies.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in both sales and product profit margins.

The Company’s Sourced Branded Products segment involves the worldwide distribution and sale of products that the Company sources (purchases) from other companies and resells under the Iomega brand. These products include CD-RW drives, DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003), HDD, Iomega Mini and Micro Mini USB drives and external floppy disk drives (which began shipping in the first quarter of 2003).

The Other Mobile and Desktop Storage Products segment includes: Jaz and PocketZip disks; Peerless drive systems; Iomega software products such as Iomega Automatic Backup software and other miscellaneous products, most of which have been discontinued. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the respective disks to support the installed drive base of these products. Jaz and PocketZip were previously reported as a separate segment.

The Network Storage Systems segment consists primarily of the development, distribution and sale of NAS servers targeted toward small and medium-sized businesses and enterprise workgroups. The Network Storage Systems segment also includes the distribution and sale of third-party Tape drive products which the Company began selling in immaterial amounts during the third quarter of 2003. The Company is exiting the Tape drive products market as a result of the Company’s reorientation in the fourth quarter of 2003 of its Network Storage Systems segment product offerings. The Company was unsuccessful in generating significant sales in the high-end of the targeted NAS server market and as a result of this difficulty, in the fourth quarter of 2003, the Company decided to reorient its NAS product lines and exit the high-end of the targeted NAS server market and focus on the entry-level and certain models of the mid-range of the targeted market where the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing value added resellers (“VARs”) already focused on these customers.

The New Technologies segment includes the research and development of two new high capacity removable storage devices, REV products and the DCT technology. At March 28, 2004, there had been no sales associated with New Technologies. REV products began selling in April 2004. The Company has been unsuccessful in securing OEM commitments for the DCT technology and is exploring various options for the DCT technology, including the launch of an Iomega branded PC peripheral device in the second half of 2004 (most likely the fourth quarter of 2004) or the sale, licensing or discontinuance of the technology.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 of the notes to condensed consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All 2003 amounts have been reclassified to match the 2004 presentation.

Reportable Operating Segment Information:

                                                                  For the Quarter Ended
                                                                --------------------------
                                                                March 28,        March 30,
                                                                   2004            2003
                                                                ---------        ---------
                                                                      (In thousands)
Sales:
Mobile and Desktop Storage Products:
  Zip Products                                                  $ 44,220         $ 73,309
  Sourced Branded Products                                        35,127           27,333
  Other Mobile and Desktop Storage Products                        1,387            3,260
                                                                --------         --------
    Total Mobile and Desktop Storage Products                     80,734          103,902
Network Storage Systems                                            3,392            2,280
                                                                --------         --------
    Total sales                                                 $ 84,126         $106,182
                                                                ========         ========

PPM (Product Loss):
Mobile and Desktop Storage Products:
  Zip Products                                                  $ 18,167         $ 29,356
  Sourced Branded Products                                           473              (42)
  Other Mobile and Desktop Storage Products                          966            1,618
                                                                --------         --------
    Total Mobile and Desktop Storage Products                     19,606           30,932
Network Storage Systems                                             (811)          (4,044)
New Technologies                                                  (8,390)          (4,858)
                                                                --------         --------
    Total PPM                                                     10,405           22,030

Common Expenses:
  General corporate expenses                                     (15,839)         (14,866)
  Restructuring reversal (charges)                                  (546)              78
  Interest and other income, net                                     430            1,888
                                                                --------         --------
    Income (loss) before income taxes                           $ (5,550)        $  9,130
                                                                ========         ========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Seasonality

The Company’s Sourced Branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Zip product sales to OEM customers are typically strongest during the third quarter. There can be no assurance that these historic patterns will continue. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Sales

Sales for the quarter ended March 28, 2004 of $84.1 million decreased $22.1 million, or 21%, when compared to sales of $106.2 million for the quarter ended March 30, 2003. This decrease was primarily due to the continued decrease in Zip product sales, partially offset by increases in Sourced Branded product sales.

Zip product sales for the first quarter of 2004 totaled $44.2 million, representing a decrease of $29.1 million, or 40%, compared to sales of $73.3 million for the first quarter of 2003. Sales of Zip products represented 53% of total sales for the first quarter of 2004, compared to 69% for the first quarter of 2003. Zip drive sales of $23.9 million for the first quarter of 2004 decreased by $16.2 million, or 40%, consistent with a 40% decrease in Zip drive units. Zip OEM drive units accounted for approximately 47% of total Zip drive units in the first quarter of 2004 compared to approximately 48% in the first quarter of 2003. Zip disk sales of $20.2 million for the first quarter of 2004 decreased by $13.0 million, or 39%, while Zip disk units decreased by 35% from the first quarter of 2003. Zip product sales decreased more than units primarily due to the increased usage of rebates and promotions during the first quarter of 2004.

Sourced Branded product sales for the first quarter of 2004 totaled $35.1 million, representing an increase of $7.8 million, or 28%, compared to sales of $27.3 million for the first quarter of 2003. Sales of Sourced Branded products represented 42% of total sales for the first quarter of 2004, compared to 26% for the first quarter of 2003. Sourced Branded sales increased primarily from higher unit volumes on DVD rewritable drives, Iomega Mini and Micro Mini USB drives and external floppy drive sales, partially offset by lower CD-RW drive unit volumes. The Company began selling DVD rewritable and external floppy drives late in the first quarter of 2003. The higher overall Sourced Branded unit volumes were partially offset by lower prices on all Sourced Branded products. The $7.8 million increase in Sourced Branded sales resulted from a $5.9 million, $4.3 million, $1.8 million and $1.0 million increase in DVD rewritable drives, Iomega Mini USB drives, floppy external drives and HDD drives, respectively, partially offset by a $5.2 million decrease in CD-RW drive sales. Prices on Sourced Branded products are anticipated to continue to decline due to competitive market pressures and the Company’s plan to increase market share in the U.S. retail markets.

Other Mobile and Desktop Storage Product sales for the first quarter of 2004 totaled $1.4 million, representing a decrease of $1.9 million, or 57%, compared to sales of $3.3 million for the first quarter of 2003. The decrease in Other Mobile and Desktop Storage Product sales resulted primarily from lower Jaz disk and Peerless sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Network Storage Systems sales for the first quarter of 2004 totaled $3.4 million, representing a $1.1 million increase, compared to sales of $2.3 million for the first quarter of 2003. The increase was due primarily to selling off the Company’s remaining inventory of high-end NAS units which the Company decided to exit during the fourth quarter of 2003. The Company was not selling these high-end NAS units in the first quarter of 2003.

Geographically, sales in the Americas totaled $44.4 million, or 52% of total sales, in the first quarter of 2004, compared to $65.2 million, or 61% of total sales, in the first quarter of 2003. The decrease in sales dollars in the Americas was due primarily to lower Zip product sales. Sales in Europe totaled $33.2 million, or 40% of total sales, in the first quarter of 2004, compared to $31.8 million, or 30% of total sales, in the first quarter of 2003. The increase in sales dollars in Europe was due primarily to higher Sourced Branded product sales, partially offset by lower Zip product sales. Sales in Asia totaled $6.5 million, or 8% of total sales, in the first quarter of 2004, compared to $9.2 million, or 9% of total sales, in the first quarter of 2003. The decrease in sales dollars in Asia was due primarily to lower Zip product sales.

Gross Margin

The Company’s overall gross margin of $24.4 million, or 29%, in the first quarter of 2004 compares to $37.1 million, or 35%, in the first quarter of 2003. Total gross margin dollars in the first quarter of 2004 decreased $12.7 million, or 34% from the first quarter of 2003, primarily from a lower proportion of sales from the higher margin Zip products. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products. The Zip product gross margin percentage was 46% in the first quarter of both 2004 and 2003.

Sourced Branded products gross margin percentage increased to 13% for the first quarter of 2004, compared to 11% for the first quarter of 2003. Management anticipates that Sourced Branded products gross margins will decrease in the future as the Company attempts to gain greater retail market penetration in the U.S. and the CD-RW market, which has higher gross margins than some of the other sourced branded products, continues to decline. However, the Company hopes to partially offset these lower prices with increased sourcing and supply chain efficiencies as the Company moves to a single logistics provider for both the Americas and Europe.

Management anticipates that it will be difficult to maintain the overall gross margin percentage that was reported for the first quarter of 2004 as the product mix continues to shift from higher margin Zip products to Sourced Branded products, Network Storage Systems and REV products, all of which have lower gross margins than Zip products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Future gross margin percentages will depend on a number of factors including: the future volume of Zip products sold; pricing actions or promotions; the mix between Zip products compared to Sourced Branded, NAS and REV products; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100 megabyte (“MB”) drives and disks, where megabyte equals 1 million bytes, Zip 250MB and Zip 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products, particularly REV products; start-up costs associated with the introduction of new products, particularly REV products; price competition from other substitute third-party storage products (including CD-RW and DVD products); significant price competition given that CD-R, CD-RW and DVD discs are significantly cheaper than Zip disks; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

Zip PPM for the first quarter of 2004 was $18.2 million and decreased by $11.2 million, or 38%, compared to Zip PPM of $29.4 million for the first quarter of 2003. The decrease in Zip PPM resulted primarily from lower sales. Zip PPM as a percentage of Zip product sales increased to 41% for the first quarter of 2004 from 40% for the first quarter of 2003. The increase in Zip PPM as a percentage of Zip product sales resulted primarily from lower operating expenses reflecting the cost savings from the 2003 restructuring actions.

Sourced Branded PPM for the first quarter of 2004 was $0.5 million and improved by $0.5 million, compared to near break even for the first quarter of 2003. Sourced Branded PPM as a percentage of Sourced Branded sales improved to 1% in the first quarter of 2004 from break even in the first quarter of 2003. The Sourced Branded PPM improvement in the first quarter of 2004 resulted primarily from higher gross margins that resulted primarily from inventory reversals as the Company was able to sell DVD rewritable drives without having to drop prices as anticipated and was able to sell certain DVD rewritable drives that were previously considered excess and obsolete.

Other Mobile and Desktop Storage Products PPM for the first quarter of 2004 was $1.0 million and decreased by $0.6 million, or 40% compared to Other Mobile and Desktop Storage Products PPM of $1.6 million for the first quarter of 2003. The lower Other Mobile and Desktop Storage Products PPM resulted primarily from lower Jaz PPM.

Network Storage Systems had a product loss of $0.8 million in the first quarter of 2004 which represented a $3.2 million, or 80%, improvement compared to a product loss of $4.0 million in the first quarter of 2003. The lower product loss resulted primarily from lower costs reflecting the Company’s reorientation of the NAS product line during the fourth quarter of 2003 and high research and development and sales and marketing spending in the first quarter of 2003 when the Company was attempting to broaden the NAS product offering by entering into the high-end of the target market.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

New Technologies product loss of $8.4 million increased by $3.5 million, or 73%, in the first quarter of 2004 compared to a product loss of $4.9 million in the first quarter of 2003. The higher loss resulted from increased spending on the two new technologies under development. The Company began shipping REV products in April 2004 and does not anticipate REV products to be profitable before the fourth quarter of 2004, as REV products ramp up to volume and the Company incurs substantial marketing expenses to generate market awareness of REV products. The Company is continuing to develop the DCT technology and plans to do so as long as market research shows significant consumer interest in the DCT technology as a PC peripheral device for data storage, backup and archiving among laptop users. However, the Company has experienced some setbacks in its DCT development schedule and has been unsuccessful in securing OEM commitments for the DCT technology. In light of these challenges, the Company is exploring various options for the DCT technology, including the launch of an Iomega branded PC peripheral device in the second half of 2004 (most likely the fourth quarter of 2004) or the sale, licensing or discontinuance of the DCT technology. If the Company were to decide to discontinue the DCT technology, the Company would incur material write-offs and other charges. The Company expects to make a decision regarding the DCT technology during the second quarter of 2004.

General corporate expenses that were not allocated to PPM of $15.8 million in the first quarter of 2004, increased $0.9 million, or 7%, compared to $14.9 million for the first quarter of 2003. The $14.9 million of general corporate expenses for the first quarter of 2003 included favorable net legal settlements of $6.0 million. The $0.9 million increase, which includes the $6.0 million of favorable net legal settlements for the first quarter of 2003, reflected the cost savings from the restructuring plans implemented in the third quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $23.2 million for the first quarter of 2004 decreased by $0.1 million, or 1%, compared to $23.3 million for the first quarter of 2003. The $23.3 million of selling, general and administrative expenses for the first quarter of 2003 included favorable net legal settlements of $6.0 million. The $0.1 million decrease, which includes the $6.0 million of favorable net legal settlements for the first quarter of 2003, reflected the cost savings from the restructuring plans implemented in the third quarter of 2003. Included in the $23.2 million in selling, general and administrative expenses for the first quarter of 2004 was $1.1 million of expenses incurred in conjunction with the Company’s upcoming information technology system upgrade scheduled to be implemented in July of 2004.

Selling, general and administrative expenses increased as a percentage of sales to 28% for the first quarter of 2004, from 22% in the first quarter of 2003, as sales declined at a faster rate than overall selling, general and administrative costs. For the first quarter of 2003, the net favorable legal settlements of $6.0 million equated to almost 6% as a percentage of sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bad Debt

For the first quarter of 2004, a bad debt expense of $0.1 million was recorded, compared to a bad debt credit of $2.0 million for the first quarter of 2003. The $2.0 million bad debt credit for the first quarter of 2003 resulted primarily from a significantly large decrease in trade receivable balances during the first quarter of 2003. At both March 28, 2004 and December 31, 2003, the Company had $0.9 million of trade receivables in excess of 180 days.

Research and Development Expenses

Research and development expenses of $6.5 million for the first quarter of 2004 were $2.1 million, or 25%, lower than research and development expenses of $8.6 million during the first quarter of 2003. The $2.1 million decrease in research and development expenses was primarily due to cost reductions reflecting the benefits of the 2003 restructuring actions, lower NAS research and development expenditures due to the reorientation of the NAS product line in the fourth quarter of 2003 and the transition of resources away from Zip products to REV products and the DCT technology. Research and development expenses as a percentage of sales remained flat at 8% in both the first quarters of 2004 and 2003.

Even though REV products began shipping in April of 2004, there will be continued significant development costs incurred for REV products in the future as development continues on FireWire®, SCSI and S-ATA interfaces which are planned for the second half of 2004, continued software development costs, as well as development costs on the second generation REV drive, among other areas.

As discussed above in the section entitled, “Product Segment PPM”, the Company is continuing to develop the DCT technology and plans to do so as long as market research shows significant consumer interest in the DCT technology as a PC peripheral device for data storage, backup and archiving among laptop users. Currently, the Company anticipates that spending levels on the DCT technology will continue at the recent quarterly rate of $2 million to $3 million per quarter.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal

The Company currently has restructuring reserves under two different restructuring actions, the 2001 restructuring actions and the 2003 restructuring actions. The following table summarizes the reserve balances related to each of these actions:

                                                    March 28,      December 31,
                                                      2004             2003
                                                    ---------      ------------
                                                          (In Thousands)

Other Current Liabilities:
  2003 Restructuring Actions                         $ 2,060         $ 3,564
  2001 Restructuring Actions                           4,644           4,598
                                                     -------         -------
     Total                                           $ 6,704         $ 8,162
                                                     =======         =======

Fixed Asset Reserves:
  2003 Restructuring Actions                         $   516         $   597
  2001 Restructuring Actions                             266             299
                                                     -------         -------
     Total                                           $   782         $   896
                                                     =======         =======

During the first quarter of 2004, the Company recorded pre-tax restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company has been unable to sublease. During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed as part of the restructuring actions initiated during 2001, due to the original estimates being higher than what was utilized.

2003 Restructuring Actions

The Company recorded $14.5 million of charges in 2003 for the 2003 restructuring actions including $6.5 million for severance and benefits for 199 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses, $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded in 2003 for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip Products segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. As of March 28, 2004, the Company has made $11.8 million in cash payments related to the 2003 restructuring actions, of which $1.5 million was disbursed during the first quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Of the 199 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, with 6 additional employees being scheduled to work on a transition basis through the second quarter of 2004 and 3 more employees being scheduled to work on a transition basis into the third quarter of 2004. The $6.5 million severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. The Company anticipates that the total separation payments or liability for the 199 employees notified during 2003 will be $6.6 million. During the first quarter of 2004, the Company recorded $0.3 million of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated. An additional $0.1 million of severance and benefits costs related to the 9 employees who are on transition into the second and third quarters of 2004 will be recognized ratably over their respective future transition periods. None of these remaining charges will be allocated to any of the business segments. Other than these additional severance charges, the Company does not anticipate recording any other expenses related to the 2003 restructuring actions.

Remaining restructuring reserves in the amount of $2.1 million and $0.5 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 28, 2004. Utilization of and other activity relating to the 2003 restructuring charges during the quarter ended March 28, 2004 are summarized below:

                                           Balance             Utilized            Additions     Balance
                                                          -------------------
                                           12/31/03         Cash     Non-Cash     (Reversals)    03/28/04
                                           --------       --------   --------     -----------    --------
                                                                  (In thousands)
2003 Restructuring Actions:
Severance and benefits                     $ 1,323        $   (756)    $   -          $ 2        $   569
Contract cancellations                         500            (500)        -            -              -
Lease termination costs                      1,741            (250)        -            -          1,491
Furniture                                      597               -       (81)           -            516
                                           -------        --------     -----          ---        -------
                                           $ 4,161        $ (1,506)    $ (81)         $ 2        $ 2,576
                                           =======        ========     =====          ===        =======

Balance Sheet Breakout:
  Other current liabilities                $ 3,564        $ (1,506)    $   -          $ 2        $ 2,060
  Fixed asset reserves                         597               -       (81)           -            516
                                           -------        --------     -----          ---        -------
                                           $ 4,161        $ (1,506)    $ (81)         $ 2        $ 2,576
                                           =======        ========     =====          ===        =======

As of March 28, 2004, the remaining severance and benefits are associated with the 9 employees who are on transition until the second and third quarters of 2004. Lease payments are being made on a continuous monthly basis and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease these facilities. The Company is in the process of showing the furniture to potential buyers and anticipates disposing of the furniture during 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. The $33.3 million of restructuring charges recorded in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce.

During the first quarter of 2003 severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the first quarter of 2004, the Company recorded an additional $0.5 million for the Ireland facility due to continuing depressed real estate market conditions in Ireland.

Remaining restructuring reserves in the amount of $4.6 million and $0.3 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of March 28, 2004. Utilization of and other activity relating to the 2001 restructuring reserves during the quarter ended March 28, 2004 are summarized below:

                                              Balance           Utilized                        Balance
                                                          -------------------
                                             12/31/03      Cash      Non-Cash     Additions     03/28/04
                                             --------     ------     --------     ---------     --------
                                                               (In thousands)
2001 Restructuring Actions:
North America Reorganization:
  Lease cancellations                         $ 3,274     $ (310)     $   -         $   -       $ 2,964
  Leasehold improvements and
    furniture                                     299          -        (33)            -           266
                                              -------     ------      -----         -----       -------
                                                3,573       (310)       (33)            -         3,230
                                              -------     ------      -----         -----       -------

Europe Reorganization:
  Lease cancellations                           1,324       (188)         -           544         1,680
                                              -------     ------      -----         -----       -------
                                              $ 4,897     $ (498)     $ (33)        $ 544       $ 4,910
                                              =======     ======      =====         =====       =======

Balance Sheet Breakout:
  Other current liabilities                   $ 4,598     $ (498)     $   -         $ 544       $ 4,644
  Fixed asset reserves                            299          -        (33)            -           266
                                              -------     ------      -----         -----       -------
                                              $ 4,897     $ (498)     $ (33)        $ 544       $ 4,910
                                              =======     ======      =====         =====       =======

As of March 28, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009.

Interest Income

Interest income of $0.4 million in the first quarter of 2004 decreased $1.5 million, or 80%, from $1.9 million in the first quarter of 2003. The decrease in interest income resulted primarily from lower cash, cash equivalents and temporary investment balances resulting from the $257.2 million one-time cash dividend payment made on October 1, 2003 and from lower interest rates.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

For the quarter ended March 28, 2004, the Company recorded an income tax benefit of $0.7 million on a pre-tax loss of $5.6 million. The income tax benefit for the first quarter was reduced by a $1.6 million increase in the valuation allowance for net deferred tax assets as a result of a decrease in the first quarter of 2004 in the available foreign cash which could be repatriated to utilize NOLs and other deferred tax assets. The resulting effective tax benefit rate for the first quarter of 2004 was 12%. The $1.6 million increase in the valuation allowance for net deferred tax assets accounts for a 28% reduction of the effective benefit tax rate. This compares to an income tax provision of $3.8 million on pre-tax income of $9.1 million resulting in an effective tax rate of 42% for the first quarter of 2003.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. That analysis has been completed and the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003 and that no adjustments to the tax provisions were required in any other prior period.

The realizability of the deferred tax assets is evaluated quarterly in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                                    March 28,
                                                                      2004         Expiration Dates
                                                                  -------------    ----------------
                                                                  (In Thousands)
U.S. and Foreign Loss Deferred Tax Assets:
    Federal NOLs (1)                                                $ 9,351        2021 to 2024
    State NOLs                                                        8,591        2004 to 2023
    Foreign NOLs                                                     11,836        2004 to indefinate
    Capital losses                                                      430        2005
                                                                   --------
                                                                   $ 30,208
                                                                   ========

Tax Credit Deferred Tax Assets:
    Foreign tax credits                                            $ 19,838        2004 to indefinite
    Research credits                                                  9,585        2007 to 2023
    Alternative minimum tax credits                                   1,190        Indefinite
                                                                   --------
                                                                   $ 30,613
                                                                   ========

(1) NOLs = Net Operating Loss Carryforwards

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

At March 28, 2004, the Company had $9.4 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $27 million in future U.S. federal tax deductions. At March 28, 2004, the Company had $8.6 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $215 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is largely the result of differences between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized.

Net deferred tax liabilities for the Company at March 28, 2004 were $6.0 million. As of March 28, 2004, deferred tax liabilities for estimated U.S. federal and state taxes of $61.4 million have been accrued on unremitted foreign earnings of $166 million. U.S. taxes have not been provided for unremitted foreign earnings of $10.5 million as these earnings are considered to be permanently invested in non-U.S. operations.

Liquidity and Capital Resources

At March 28, 2004, the Company had total cash, cash equivalents and temporary investments of $150.1 million compared to $168.9 million at December 31, 2003, a decrease of $18.8 million or 11%.

At March 28, 2004, $3.3 million of total cash, cash equivalents and temporary investments were on deposit in the U.S., for the U.S. entity, compared to $0.7 million at December 31, 2003.

At March 28, 2004, the remaining $146.8 million of non-U.S. entities’ total cash, cash equivalents and temporary investments were on deposit in the U.S. and foreign countries (primarily Western Europe), compared to $168.2 million at December 31, 2003. The repatriation of any of the $146.8 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%. However, the amount of cash required for U.S. federal and state taxes will be less than the Company’s 37% rate due to the availability of the Company’s existing federal and state NOLs and tax credit carryforwards. Any taxes paid on the repatriation of cash to the U.S. would not impact the condensed consolidated statement of operations as taxes have already been provided on these foreign earnings.

Working capital of $120.9 million at March 28, 2004 decreased by $10.6 million, or 8%, compared to $131.5 million at December 31, 2003. The decrease in working capital resulted primarily from lower cash, cash equivalents and temporary investments and lower trade receivables, partially offset by lower other current liabilities.

For the quarter ended March 28, 2004, cash used by operating activities amounted to $14.6 million, a decrease of $28.1 million, compared to cash provided by operating activities of $13.5 million for the quarter ended March 30, 2003. The primary drivers for the usage of cash in the first quarter of 2004 were $11.3 million for the development, launch and capital expenditures for REV products and development and capital expenditures for DCT, $2.7 million for the payment of annual management bonus plans, $2.0 million for restructuring disbursements and changes in current assets and current liabilities as described below.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Trade receivables decreased for the quarter ended March 28, 2004 primarily from lower sales. Days sales outstanding (“DSO”) in receivables decreased to 35 days at March 28, 2004, compared to 36 days at December 31, 2003. DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the quarter ended of the applicable year. Other current liabilities decreased primarily from lower accrued payroll, vacation and bonus accruals due to the payment of annual management bonus plans in January 2004 that were accrued at December 31, 2003, lower margin on deferred sales primarily due to lower levels of Zip products channel inventory, lower restructuring accruals due primarily to utilization of the accruals (see the section above entitled, “Restructuring Charges and Reversals”) and lower accrued excess purchase commitments due to accrual utilization (through payments), transfer to inventory reserve (associated with inventory receipts) and reduction in certain supplier exposures.

During the first quarter of 2004, the Company did not repurchase any shares of the Company’s Common Stock, however the Company’s treasury share balance increased by 584 shares for restricted Common Stock that was forfeited back to the Company for no consideration in conjunction with the Company’s Management Incentive Plan. As of March 28, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements (including the investments in REV products and DCT), funding of restructuring actions, capital expenditures and cash required for other activities for the next two or more years. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the future volume of Zip and REV products sold, the Company’s ability to slow its sales decline, the progress of the Company’s product development efforts, the success of the Company’s new technologies, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the financial stability of the Company’s customers, the necessity for future restructuring or other charges which might consume cash and the success of the Company in managing its inventory, forecasting accuracy, litigation exposures or other unforeseen liabilities, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources and/or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

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
  Successful marketing and acceptance of the Company's recently-released REV products;
  Completion of development, launch and market success and acceptance of the Company's planned DCT technology;
  Success of the Company in establishing OEM arrangements on REV products and the DCT technology and meeting OEM quality, supply and other requirements;
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
  The Company's ability to attract and retain competent, motivated employees;
  Ability of the Company to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business;
  Ability of the Company to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it and
  Ability of the Company to successfully achieve and maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

Zip Drives and Disks

Since 1996, sales of Zip products have accounted for a significant majority of the Company’s revenues and profits. However, for the past several years Zip product sales have declined consistently and significantly on a year-over-year basis, both in terms of unit volumes and sales dollars. For example, in the first quarter of 2004, Zip product sales were $44.2 million, a decrease of $29.1 million, or 40%, from the first quarter of 2003. In the first quarter of 2004, Zip drive and disk units decreased 40% and 35%, respectively, compared to the first quarter of 2003. Overall Zip product sales in calendar year 2003 were $246.1 million, which represented a decline of $232.4 million, or 49%, from calendar year 2002 Zip product sales of $478.5 million.

The Company expects continuing declines in Zip product units and sales of at least comparable, if not greater, quarter-over-quarter and year-over-year rates, due to factors such as the following:

  Abandonment of Zip drive and disk usage by existing Zip drive customers as the Zip technology reaches the end of its lifecycle;
  The continued loss of shelf space for Zip products at key retailers;
  The continued widespread proliferation of other low cost storage devices and media such as optical drives (CD-RW and DVD), external hard drives and USB flash drives;
  The continued proliferation of alternative means for sharing, transporting and backing up large data files;
  Increasing difficulty in generating demand for Zip products through promotions and
  Potential disruptions in the supply of Zip drives and disks from the Company’s suppliers as Zip product volumes continue to decline.

The Company has launched the new REV line of products, is developing the DCT technology, has launched a line of Network Storage Systems products and has broadened its line of Sourced Branded products in an attempt to create additional revenue streams. However, until and unless the Company demonstrates an ability to launch and sell such products profitably (particularly REV products and the DCT technology), its profitability remains largely dependent on maximizing, to the extent possible, sales of Zip drives and disks, which generate significantly higher gross and product profit margins than the Company’s other products. In the meantime, the Company’s profitability and/or results of operations will continue to be adversely affected by Zip product sales declines unless and until the Company’s other product lines become consistently profitable. There can be no assurance that they will ever do so.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

The Company sells a significant percentage of its total volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material adverse effect on the Company’s financial condition or operating results. Computer OEM customers have adopted CD-RW and DVD rewritable drives as standard product features. The Company believes that this adoption, which has had a material adverse impact on the Company’s Zip business, is irreversible. At some point, more OEMs will cease offering the Zip drive as a built-in option or will stop purchasing the Company’s Zip products altogether. When that occurs, the adverse impact on the Company may be significant. The Company cannot predict when that will occur.

As the Company’s Zip product volumes continue to decline, suppliers of several critical components of both Zip drives and disks have indicated that they will stop producing, or “End of Life,” such components. In such cases, the Company attempts to make an End of Life purchase on the required component(s) based on its estimates of all future requirements. The End of Life of such components raises a number of business risks, including risks such as the following:

  Risks that an End of Life purchase option will not be available from a supplier who has chosen to discontinue a component;
  Risks that the Company will order insufficient or excess quantities of key components;
  Risks that compliance with volume, amortization, or other obligations owed by the Company to component suppliers will result in unanticipated costs or charges;
  Risks of irreparable quality problems manifesting in certain components, spoilage, loss or destruction only after the Company has completed last time buys of such components and
  Risks that certain suppliers may produce excess inventory of key components in the absence of firm orders from the Company, leading to potential disputes regarding payment obligations.

The Company will need to properly manage the End of Life processes for such components to ensure ongoing Zip product profitability. The Company can give no assurance that it will be able to do so.

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary. During the first quarter of 2004, the Company reviewed goodwill and has determined that the Zip goodwill is not currently impaired.

In addition, as the Company’s Zip product volumes continue to decline, it becomes increasingly difficult for the Company to forecast Zip product revenue streams, to manage the Company’s supply of Zip products and to manage inventory of Zip products at distributors and retailers. The Company can give no assurance that it will be able to successfully manage these factors. Moreover, the Company has been unable to accurately forecast and predict the actual rate of Zip product decline over time. Any significant negative change in the rate of the decline, from the Company’s internal forecasts, from quarter to quarter or year to year, will have a negative impact on financial results because the Company is generally unable to quickly make a corresponding reduction in operating expenses or other costs. Consequently, there is no assurance that the Company will be able to maintain its Zip business and profitability.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Sourced Branded Products

The Company ships a variety of sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third-party suppliers) including CD-RW drives, DVD rewritable drives, HDD, Iomega Mini and Micro Mini USB drives and external floppy disk drives. The Company’s Sourced Branded Products business strategy differs fundamentally from its Zip product strategy. Material differences between the Sourced Branded and Zip businesses include the following: a) the Company does not own any significant intellectual property relating to its Sourced Branded Products; b) there is intense competition between different providers of Sourced Branded Products; c) the Company obtains significantly lower overall gross margins on sales of Sourced Branded Products than on Zip drives; d) there is a need to continually requalify new drives and products as existing drives and products come into short supply or become obsolete and e) in the case of CD-RW, DVD rewritable and external floppy disk drives, these drives use very low-cost, non-proprietary discs available from many sources, unlike Zip drives. The overall Sourced Branded Products business is characterized by low gross margins, continuing end user price reductions, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. One or more of these factors could compel the Company to initiate an inventory write-down with respect to its Sourced Branded Products. In light of these factors, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can consistently achieve these objectives, and historically it has failed to do so. Since the Company entered the optical market in 1999 and began sourcing products from other third-party suppliers, the Company has reported product losses on its Optical and the Sourced Branded business as a whole every year through 2003.

In spite of these challenges, the Company believes it must maintain a presence in the various sourced branded products markets in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers. The Company’s Sourced Branded Products business activities are focused on reducing product costs and operating expenses, improving inventory management processes, decentralizing final assembly processes in order to increase efficiencies and reduce costs, receiving more favorable contract terms, enforcing contract rights, improving product life cycle management and revising channel marketing programs with the ultimate goal to achieve profitability or to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at significantly lower prices than the Company. In addition, the Company believes that the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) OEMs continue to offer, and customers continue to choose, internal CD-RW drives as a standard product feature, thereby minimizing market demand for aftermarket external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD rewritable drives and c) aftermarket internal CD-RW drives are now significantly less expensive than external drives. The Company is trying to mitigate the impact of the shrinking aftermarket external CD-RW drive market by offering external DVD drive products; however, there is no guarantee that this strategy will be successful.

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

In addition, the Company must ensure access to an adequate supply of products in the face of potential shortages of particular products or of key components thereof. For example, there is a current worldwide shortage of flash memory products in certain capacities, which the Company expects to last at least through the first half of calendar year 2004. This shortage has had, and will continue to have, a negative impact upon the Company’s sales of Iomega Mini and Micro Mini USB drives or other products which incorporate flash memory. There is no assurance that the Company can or will be able to successfully manage any of the risks set forth above or achieve sustainable profitability on these products.

Network Storage Systems

In 2002, the Company introduced a line of NAS servers. The NAS market is dominated by large computer providers (including Dell and HP), is highly price competitive, primarily relies upon VARs to resell the products and requires core competencies in server, software, systems integration and networking technologies. The Company has not yet demonstrated an ability to operate profitably in this market. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. During 2003, the Company recorded product losses in excess of $17.9 million in its Network Storage Systems operations due to under-absorbed operational overhead due to lower than planned volumes and from higher sales and marketing and research and development spending designed to broaden the Company’s NAS product offerings. The Company has recorded Network Storage Systems product losses in every quarter since this segment began.

During the fourth quarter of 2003, the Company decided to focus on the entry level segment of the market and is in the process of exiting the high-end (products costing $5,000 to $25,000 per unit) of the market. Despite efforts and spending on marketing and product introductions during 2002 and 2003, the Company was not successful in penetrating the high-end of the market and first tier corporate reseller channels and thus made the decision to exit this market. In conjunction with this re-alignment, at the end of December 2003, the Company incurred $2.3 million of inventory and other charges to exit the high-end NAS market. During 2004, the Company plans to focus on the sales of NAS servers with capacities ranging from 160GB to 1TB. By focusing on the entry level market, the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. The Company can provide no assurance that these actions will help it to build a profitable sustained Network Storage Systems business.

The Company has not yet successfully developed, nor can there be any assurance that the Company will successfully develop, the necessary core competencies to compete in this market segment. There can be no assurance that the Company’s NAS products will be successful, that the Company will be successful in implementing its “Network Storage Systems” strategy, that the Company will be able to resolve any of the other challenges set forth above or that the Company will ever achieve profitability on this product line.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Development and Introduction of New Products and New Revenue Streams

In light of continuing declines in the Zip business, the Company believes that it must either develop or acquire the right to sell new products that are profitable in order to remain viable. However, the Company’s efforts in this regard have been unsuccessful in recent years. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced additional sourced branded products including desktop and portable HDD drives and Iomega Mini USB drives as well as NAS servers. In 2003, the Company introduced external floppy disk drives. With the exception of the Iomega Mini USB drives, the external floppy disk drive and recently, CD-RW, the Company has not been able to maintain profitable operations on any of the other sourced branded products, for any sustained period of time.

The Company has spent, and plans to continue to spend, significant resources on efforts to develop two new high capacity removable storage devices, referred to as REV products and the DCT technology. These are discussed in more detail below. In addition, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, networking, services and other related areas. The Company may spend significant resources attempting to develop new technology products, attempting to market new products incorporating such products or applications, or otherwise attempting to acquire the rights to new technologies. There is no assurance that the Company will be successful in any of these endeavors.

Recent Introduction of REV Products

In April 2004, the Company began shipping the first products in its new REV family. The Company’s current REV products consist of a drive (in both external USB 2.0 and internal ATAPI versions) and removable cartridges with a native capacity of 35GB and up to 90GB compressed. The Company plans to introduce additional REV products with the same capacities in the second half of 2004. The Company’s recent introduction of REV products entails numerous risks, including risks relating to factors such as the following:

  Lack of market acceptance;
  Failure to achieve any significant OEM adoption of the products;
  Unforeseen manufacturing and technical challenges or delays;
  Inability to maintain acceptable agreements with key suppliers or manufacturers;
  Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;
  Lack of defensible intellectual property;
  Lack of relevant core competencies or market expertise;
  Intense competition from substitute and strongly entrenched technologies;
  Significant product launch and sales and marketing expenses which could cause on-going product losses;
  Significant expenditures for tooling and inventory before any market demand is validated;
  Risk that third parties may assert intellectual property claims against new products and
  Risk that unforeseen REV product quality or supply problems will generate negative publicity and perception of the Company.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Additional risks exist with respect to the Company’s recent introduction of REV products. Unforeseen technical, supplier and manufacturing challenges -- either hardware or software related -- could manifest themselves at any time. The Company believes that the ultimate commercial success of REV products is dependent upon significant OEM acceptance. However, as of the date of this filing, no agreements with any such OEMs have been executed. There can be no assurance that the Company will be able to successfully resolve any of these challenges, problems or risks.

Development of DCT Technology

The Company has spent significant resources developing the DCT technology. The Company has previously stated that it intends to launch the DCT technology in the summer of 2004. However, the Company has experienced some setbacks in its development schedule and now believes that the launch of the potential DCT technology will not occur before the second half, and more likely, the fourth quarter, of 2004. The Company plans to introduce DCT drives in embedded (for OEM), USB and PCMCIA formats. As currently planned, DCT disks will be removable and fully rewritable, will be about the size of a half-dollar coin, will weigh about 9 grams and are expected to have a capacity of about 1.2 to 1.5GB per disk. The Company’s planned introduction of the DCT technology entails numerous risks, including risks relating to factors such as the following:

  Lack of market acceptance;
  Unforeseen manufacturing and technical challenges or delays;
  Failure to achieve any significant OEM adoption of the products;
  Failure to achieve the desired product capacity or other features;
  Inability to reach acceptable agreements with key suppliers, manufacturers or OEMs;
  Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;
  Lack of defensible intellectual property;
  Lack of relevant core competencies or market expertise;
  Intense competition from substitute technologies;
  Significant product launch and sales and marketing expenses which could cause on-going product losses;
  Significant expenditures for tooling and inventory before any market demand is validated;
  Risk that third parties may assert intellectual property claims against new products and
  Risk that any cancellation of the DCT program or delay of the DCT launch, which the Company has now updated to be in the second half of 2004 (most likely the fourth quarter of 2004), will generate negative publicity and perception of the Company.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Additional risks exist with respect to the Company’s planned introduction of the DCT technology. The DCT development effort currently faces significant challenges. The Company has not yet resolved various technical issues necessary to achieve the targeted capacity of 1.2 to 1.5GB. The launch schedule, currently set for the second half of 2004, (most likely the fourth quarter of 2004) remains at risk given outstanding technical issues. DCT prototype products currently cost more to manufacture than potential OEM customers appear willing to bear. The products may never achieve the functionality or cost parameters that the Company has anticipated and announced.

In light of technical challenges, the Company recently reduced its capacity specification for DCT from 1.5GB per disk to 1.2 to 1.5GB per disk. This reduction in the expected capacity was driven by, among other technical issues, the design of the “heads” (which read the media) and the media. The DCT heads and media are sourced from, and designed by, third parties which creates greater uncertainty. Given the uncertainty surrounding the capacity parameter, the Company believes that it is most likely that the capacity achieved at DCT launch will be at the low end of the 1.2 to 1.5GB target range. Further, the DCT manufacturing lines and production processes are still being developed and unforeseen problems with the supply chain may arise. In addition, the Company believes that the DCT technology is unlikely to be commercially successful in the absence of agreements with key consumer electronics OEMs to incorporate or distribute such products. As of the date of this filing, no agreements with any such OEMs have been executed and the Company may decide not to proceed with the launch of the DCT technology without such OEM commitments.

In summary, there can be no assurance that the Company will be able to successfully resolve any of the DCT-related challenges, problems or risks set forth above. In light of technical challenges and the schedule delays discussed above, the Company is exploring various options for the DCT technology, including the launch of an Iomega branded PC peripheral device in the second half of 2004 (most likely the fourth quarter of 2004) or the sale, licensing or discontinuance of the DCT technology. If the Company were to decide to discontinue the DCT technology, the Company would incur material write-offs and other charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Information Technology System Upgrade

During the third quarter of 2003, the Company began a project to upgrade the Company’s information technology system, re-engineer its business processes and upgrade its Enterprise Resource Planning (“ERP”) systems. Work on these upgrades will continue into the third quarter of 2004. The ultimate goal of these combined projects is to reduce costs by simplifying business processes and reducing the number of systems needed to be maintained. There is no assurance that the Company will reduce costs or simplify processes a result of the system upgrade and business process changes. During the system upgrade process and thereafter, there is a risk that product shipments may be delayed or other significant operational and informational interruptions could occur.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Product Procurement

On November 1, 2002, the Company sold its Penang Manufacturing Subsidiary to a third party. The Company entered into a five-year manufacturing services agreement with the third party for the manufacture and supply of Zip drives and certain other products. As a result of this transaction, the Company faces the following risks: the Company no longer has direct control over the manufacturing processes of Zip drives, Zip disks, and other products (including REV drives and disks); the Company’s ability to quickly increase or decrease production rates may be impaired; the Company’s lack of control over its manufacturing processes may increase the risk that quality or reliability problems may arise with respect to its products and the Company has incurred increased product and operational costs, and may incur additional product and operational costs in the future. For example, Zip product prices agreed to with the third-party contract manufacturer are contingent upon the Company purchasing certain volumes. The Company has incurred significant incremental costs as a result of not meeting the targeted volumes on Zip drives and the Company may incur such additional costs in the future.

Product Procurement Costs

The Company believes that it must continually reduce the procurement costs of its products in order to remain competitive. However, with the sale of the Company’s Penang Manufacturing Subsidiary, the Company has limited involvement in the manufacturing of any of the products it sells. Thus, in order to reduce product costs, the Company believes that it must successfully negotiate lower product procurement costs from suppliers. In the case of Zip products, in particular, the supplier may not be able to meet contractual obligations to reduce operational overhead or introduce business from other non-Iomega sources rapidly enough to offset the decline in Zip products unit production, causing further price adjustments.

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

Distribution and Logistics

The Company in recent years has outsourced its distribution and logistics centers. During first quarter 2004, the Company entered into separate agreements with a global provider of logistics services and a global provider of reverse logistics services with the goal to consolidate its worldwide distribution, logistics, and reverse logistics requirements with as few prime contractors as possible. Consequently, the Company has become more reliant upon the computer systems and business processes of its outsourcing partners and logistics services providers. The Company faces risks that these systems may have communication, control or reliability problems including new processes on both the Company’s and the new logistics provider’s systems and new interface systems on both parties systems. In addition, the Company faces risks of operational interruptions, missed or delayed shipments and inventory management risks in conjunction with its transition to a new logistics provider. The Company hopes to realize cost savings and operational efficiencies with its transition to a new logistics provider. However, the Company can give no assurance that any cost savings or operational efficiencies will result from this consolidation.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Reporting of Channel Inventory and Product Sales by Channel Partners

The Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. In order to make this estimation, the Company relies on its global channel partners’ weekly reporting of channel inventory and product sales by SKU. Errors in reports received from channel partners could lead to inaccurate estimates of the excess channel inventory. The Company has processes and systems checks in place to help reasonably ensure the accuracy of the reports and believes these reports to be correct in all material respects. However, there can be no assurance that the third-party data, as reported, will always be correct and reliable.

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

Component Supplies

Although the Company has sold its Penang Manufacturing Subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. As Zip product volumes have declined, multiple suppliers have imposed component price increases, which increases the overall cost of the Zip products and this trend is expected to continue. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

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

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of March 28, 2004, the Company employed 579 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation, regardless of outcome, may have an adverse effect upon the Company’s profitability or public perception.

Restructuring and Other Cost Reduction Activities

The Company restructured its operations during 2003 and notified 198 employees that their positions were being eliminated. Of these, all but 9 have been released; these remaining individuals will leave the Company in the second and third quarters of 2004. In conjunction with the 2003 restructuring actions, the Company incurred pre-tax restructuring charges of $14.5 million, which reflects expenses associated with reductions in the Company’s worldwide workforce described above; reimbursement of restructuring expenses incurred by a strategic supplier; termination of contractual obligations and lease expenses associated with unutilized facilities. There is no assurance that these restructuring actions will lead to sustainable cost reductions or will otherwise benefit the Company. In addition, in carrying out these actions, the Company is at risk that key personnel and experience may have been lost. The Company may experience short-term disruptions of information technology systems and other business operations, or the strategic supplier may experience similar disruptions as a result of its restructuring. The Company may incur legal liabilities and claims associated with the restructuring actions and layoff.

Retention of Key Personnel

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so. Some skilled and experienced employees voluntarily resigned from the Company during the first quarter of 2004 and there is a risk of additional resignations by such employees, particularly in light of recent restructuring activities, the Company’s recent financial performance and recent improvements in the U.S. economy. The Company regularly reviews and modifies its compensation programs as a tool to facilitate retention of key employees in an increasingly competitive job market. As part of its overall employee retention program, the Company may decide to more broadly grant stock options to key employees as compared to its practice in the past few years. In such case, the Company would expense such stock option grants and would incur stock compensation expense(s).

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Other Risk Factors

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

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the U.S., market ineffectively in countries outside of the U.S., institute efforts from an American perspective that are unsuccessful outside the U.S. or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies or weak sales. The Company’s tax structure requires compliance with requirements in organizing, charter, and enabling documents in addition to compliance with local laws and regulations. Any failure of the Company to comply with such requirements, laws, or regulations could result in significant fines, penalties, or other material adverse consequences.

Effective January 1, 2003, the Company began expensing the cost of stock options that the Company grants to employees. As a result of the payment of the one-time $5.00 cash dividend on October 1, 2003, after the payment, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation”. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded.

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
               (Continued)

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

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.9 million and $2.4 million at March 28, 2004 and December 31, 2003, respectively. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of March 28, 2004 and December 31, 2003, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
               (Continued)

The Company did not have any significant debt outstanding at March 28, 2004 and December 31, 2003. Should the Company need to borrow funds in the future, it would be subject to credit based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.4 million during the first quarter of 2004 and $1.1 million during the first quarter of 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions. The Company’s temporary investments are purchased with maturities in excess of three months. Temporary investments at March 28, 2004 and 2003 primarily consisted of corporate notes and bonds and paper, U.S. treasuries, certificates of deposit, U.S. agencies, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments has an effective maturity greater than 24 months and at March 28, 2004, the average duration of the Company’s temporary investments was just over 12 months, as compared to just under 14 months at December 31, 2003. At March 28, 2004, the Company had $11.9 million and $48.1 million of debt security investments that will mature within one year and will mature between one to two years, respectively. The balance of temporary investments at March 28, 2004 is comprised of U.S. treasuries and certificates of deposit The Company minimizes its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 28, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2004, the Company’s independent auditors for the year ended December 31, 2003, notified the Company’s Audit Committee that they had identified a reportable condition regarding the Company’s internal controls. The condition, which was not a material weakness, related to the controls around the preparation of the fourth quarter 2003 tax provision, which the Company believes was particularly complex due, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. In the first quarter of 2004, the Company has extended by one week the time between fiscal quarter end and when it publicly announces financial results for the completed quarter to allow for further review and analysis of financial results and tax provisions before their disclosure. The Company further plans to add an additional layer of review to the quarterly tax provision. The Company believes that these actions adequately address the condition.

No other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 28, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A discussion of the Company’s legal proceedings appears in Part I, Item 1 of this Form 10-Q under Note 5 of the notes to condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES:

The Company did not sell any equity securities during the first quarter of 2004 that were not registered under the Securities Act of 1933.

During the first quarter of 2004, the Company did not repurchase any shares of the Company’s Common Stock. As of March 28, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On March 12, 2004, the Company filed a Form 8-K/A under Item 4, "Changes in Registrant's Certifying Accountant" updating the previous Form 8-K filed on February 12, 2004, to disclose that the Company's former auditors, Ernst & Young LLP, had issued their report for the 2003 consolidated financial statements. The report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope.

On April 22, 2004, the Company furnished a Form 8-K announcing the Company’s pre-tax financial results for the quarter ending March 28, 2004 under Item 12, “Results of Operations and Financial Condition”.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004 Dated: May 10, 2004	IOMEGA CORPORATION (Registrant) /s/ Werner T. Heid Werner T. Heid President and Chief Executive Officer /s/ Barry Zwarenstein Barry Zwarenstein Vice President, Finance and Chief Financial Officer

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

31.5	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.6	Section 302 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.

32.3	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.4	Section 906 certification letter from Barry Zwarenstein, Vice President, Finance and Chief Financial Officer.