Form 10-Q
period 2004-06-27
IOMEGA CORP
filed 2004-08-05
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

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

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes       X           No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 2004.

Common Stock, par value $.03 1/3 (Title of each class)	51,543,095 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Note Regarding Forward-Looking Statements..........................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at June 27, 2004
             and December 31, 2003.................................................................       4

         Condensed Consolidated Statements of Operations for the Quarters
             Ended June 27, 2004 and June 29, 2003.................................................       6

         Condensed Consolidated Statements of Operations for the Six Months
             Ended June 27, 2004 and June 29, 2003.................................................       7

         Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 27, 2004 and June 29, 2003.................................................       8

         Notes to Condensed Consolidated Financial Statements......................................       9

Item 2.  Management's Discussion and Analysis of Financial

                                             PART II - OTHER INFORMATION

Copyright © 2004 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, REV, HotBurn, Active Disk, Iomega Automatic Backup, Iomega Sync, ioLink and IoClub are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. All other trademarks referenced herein are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to:

  plans to wind down the Digital Capture Technology (“DCT”) development program during the third quarter of 2004 and to continue to pursue licensing and other strategic opportunities for the DCT technology;
  goals to recruit original equipment manufacturer (“OEM”) customers for REV products;
  plans to develop and introduce follow-on REV products;
  the Company’s goal to increase REV revenues and margins and to achieve a positive profit margin on REV products by the end of 2004;
  attempts to manage the continued decline in the Company's core Zip Products business;
  the Company’s intentions to review its cost structure to align it with anticipated business direction and revenue streams and the likelihood of recording restructuring charges in the second half of 2004;
  the expected sales volumes and profitability, or the lack thereof, on certain product lines;
  the Company’s continued goal to grow its Network Storage Systems business and for that business to achieve profitability throughout the second half of 2004;
  the timeframe to achieve overall Company profitability;
  the Company’s belief that its balance of unrestricted cash, cash equivalents and temporary investments is sufficient to operate the business and fund the investments required for REV products and other new products for at least one more year;
  anticipated benefits from the Company's information technology system upgrade;
  the expectation of continuing to lower product procurement costs;
  the goal to improve the procurement and commodity business processes to realize profitability on Sourced Branded products;
  the impacts of expensing stock option grants;
  the factors affecting future gross margins;
  expected sales levels due to seasonal demand;
  the expectation that the Company can obtain sufficient product and components thereof to meet business requirements;
  anticipated hedging strategies;
  expectations relating to revenue recognition, price protection and rebate reserves, marketing program accruals, allowances for doubtful accounts, inventory valuation reserves, and tax valuation allowances and the possible effects of an adverse outcome in any legal proceedings.

Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions, including but not limited to expressions of the Company’s goals, are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and the Company specifically disclaims any obligation to update forward looking statements, even if its estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                             June 27,          December 31,
                                                                               2004                2003
                                                                            ----------         ------------
                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents                                                 $  67,973          $ 122,591
   Restricted cash                                                                 250                200
   Temporary investments                                                        65,961             46,140
   Trade receivables, less allowance for doubtful accounts
      of $2,573 and $2,899, respectively                                        28,079             37,234
   Inventories                                                                  21,815             23,745
   Deferred income taxes (Note 1)                                               12,823             16,938
   Other current assets                                                          8,865              7,553
                                                                             ---------          ---------
      Total Current Assets                                                     205,766            254,401
                                                                             ---------          ---------

Property and Equipment, at Cost                                                136,675            136,205
Accumulated Depreciation and Amortization                                     (116,281)          (120,152)
                                                                             ---------          ---------
      Net Property and Equipment                                                20,394             16,053

Goodwill                                                                        11,691             11,691
Other Intangibles, Net                                                           3,486              4,525
Other Assets                                                                        70                 71
                                                                             ---------          ---------
   Total Assets                                                              $ 241,407          $ 286,741
                                                                             =========          =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                              June 27,         December 31,
                                                                                2004               2003
                                                                             ---------         ------------
                                                                            (Unaudited)
Current Liabilities:
   Accounts payable                                                          $  35,100          $  38,000
   Other current liabilities (Note 1)                                           65,426             81,339
   Income taxes payable (Note 1)                                                   239              3,531
                                                                             ---------          ---------
      Total Current Liabilities                                                100,765            122,870
                                                                             ---------          ---------

Other Long-Term Liabilities                                                        592              1,471

Deferred Income Taxes (Note 1)                                                  26,184             24,512

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value - authorized 4,600,000
      Shares, none issued                                                            -                  -
   Series A Junior Participating Preferred Stock - authorized
      400,000 shares, none issued                                                    -                  -
   Common Stock, $0.03 1/3 par value - authorized 400,000,000
      Shares, issued 54,959,288 and 54,931,209 shares,
      respectively                                                               1,835              1,834
   Additional paid-in capital                                                   77,755             77,120
   Less: 3,430,495 and 3,428,590 Common Stock treasury
      shares, respectively, at cost                                            (33,791)           (33,791)
   Retained earnings                                                            68,067             92,725
                                                                             ---------          ---------
      Total Stockholders' Equity                                               113,866            137,888
                                                                             ---------          ---------
        Total Liabilities and Stockholders' Equity                           $ 241,407          $ 286,741
                                                                             =========          =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                For the Quarter Ended
                                                                             ----------------------------
                                                                             June 27,           June 29,
                                                                               2004               2003
                                                                             ---------          ---------
                                                                                     (Unaudited)
Sales                                                                        $  77,642          $ 100,802
Cost of sales                                                                   62,861             66,440
                                                                             ---------          ---------
   Gross margin                                                                 14,781             34,362
                                                                             ---------          ---------

Operating Expenses:
   Selling, general and administrative                                          24,441             27,818
   Research and development                                                      6,704              7,635
   Restructuring charges                                                           152                  -
   Bad debt expense (credit)                                                      (384)               279
                                                                             ---------          ---------
      Total Operating Expenses                                                  30,913             35,732
                                                                             ---------          ---------

Operating loss                                                                 (16,132)            (1,370)
Interest income                                                                    361              1,646
Interest expense and other income and expense, net                                (568)              (485)
                                                                             ---------          ---------
Loss before income taxes                                                       (16,339)              (209)
(Provision) benefit for income taxes                                            (3,454)             4,616
                                                                             ---------          ---------
Net income (loss)                                                            $(19,793)         $   4,407
                                                                             =========          =========

Net income (loss) per basic and diluted common share                         $   (0.38)         $    0.09
                                                                             =========          =========

Weighted average common shares outstanding                                      51,529             51,329
                                                                             =========          =========
Weighted average common shares outstanding -
   assuming dilution                                                            51,529             51,355
                                                                             =========          =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                               For the Six Months Ended
                                                                             ----------------------------
                                                                             June 27,            June 29,
                                                                                2004               2003
                                                                             ---------          ---------
                                                                                      (Unaudited)
Sales                                                                        $ 161,768          $ 206,984
Cost of sales                                                                  122,637            135,512
                                                                             ---------          ---------
   Gross margin                                                                 39,131             71,472
                                                                             ---------          ---------

Operating Expenses:
   Selling, general and administrative                                          47,636             51,158
   Research and development                                                     13,169             16,223
   Restructuring charges (reversal)                                                698                (78)
   Bad debt credit                                                                (260)            (1,703)
                                                                             ---------          ---------
      Total Operating Expenses                                                  61,243             65,600
                                                                             ---------          ---------

Operating income (loss)                                                        (22,112)             5,872
Interest income                                                                    732              3,512
Interest expense and other income and expense, net                                (509)              (463)
                                                                             ---------          ---------
Income (loss) before income taxes                                              (21,889)             8,921
(Provision) benefit for income taxes                                            (2,769)               799
                                                                             ---------          ---------
Net income (loss)                                                            $ (24,658)         $   9,720
                                                                             =========          =========

Net income (loss) per basic and diluted common share                         $   (0.48)         $    0.19
                                                                             =========          =========

Weighted average common shares outstanding                                      51,528             51,297
                                                                             =========          =========
Weighted average common shares outstanding -
   assuming dilution                                                            51,528             51,316
                                                                             =========          =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               For the Six Months Ended
                                                                             ----------------------------
                                                                              June 27,           June 29,
                                                                                2004               2003
                                                                             ---------          ---------
   Cash Flows from Operating Activities:                                              (Unaudited)
      Net income (loss)                                                      $ (24,658)         $   9,720
      Non-Cash Adjustments:
         Depreciation and amortization                                           4,393              6,810
         Deferred income tax provision                                           5,787                602
         Stock compensation expense                                                552                160
         Amortization of premium on temporary investments                           35              1,796
         Bad debt credit                                                          (260)            (1,703)
         Other                                                                     149                101
                                                                             ---------          ---------
                                                                               (14,002)            17,486
      Changes in Assets and Liabilities:
         Restricted cash                                                           (50)             3,600
         Trade receivables                                                       9,415             19,809
         Inventories, net                                                        1,930              7,638
         Other current assets                                                   (1,312)             3,498
         Accounts payable                                                       (2,900)           (26,780)
         Other current liabilities                                             (13,546)           (15,635)
         Accrued restructuring                                                  (2,367)              (886)
         Income taxes                                                           (3,292)            (1,332)
                                                                             ---------          ---------
            Net cash (used in) provided by operating activities                (26,124)             7,398
                                                                             ---------          ---------

   Cash Flows from Investing Activities:
      Purchases of property and equipment                                       (7,770)            (3,413)
      Purchases of temporary investments                                      (181,182)          (463,908)
      Sales of temporary investments                                           161,326            407,387
      Net change in other assets and other liabilities                            (878)              (558)
                                                                             ---------          ---------
         Net cash used in investing activities                                 (28,504)           (60,492)
                                                                             ---------          ---------

   Cash Flows from Financing Activities:
      Proceeds from sales of Common Stock                                           10                334
                                                                             ---------          ---------
         Net cash provided by financing activities                                  10                334
                                                                             ---------          ---------
   Net Decrease in Total Cash and Cash Equivalents                             (54,618)           (52,760)
   Total Cash and Cash Equivalents at Beginning of Period                      122,591            241,519
                                                                             ---------          ---------
   Total Cash and Cash Equivalents at End of Period                          $  67,973          $ 188,759
                                                                             =========          =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the financial position of the Company as of June 27, 2004 and December 31, 2003, the results of operations for the quarters and six months ended June 27, 2004 and June 29, 2003 and cash flows for the six months ended June 27, 2004 and June 29, 2003.

The results of operations for the quarter and six months ended June 27, 2004 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Reclassifications

Certain reclassifications were made to the prior periods’ condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation. The Company has made reclassifications between its various tax accounts in its prior year balance sheet and tax note related to its foreign withholding taxes and offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend. These tax account reclassifications are discussed in Note 2. The Company’s business segment presentation has been changed to reflect how management currently evaluates its business. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 3.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Revenue Recognition

The Company’s customers include OEMs, retailers, distributors, value added resellers (“VARs”), catalog resellers, private label customers and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the condensed consolidated financial statements. The reserves for estimated returns totaled $4.3 million at June 27, 2004 and $3.1 million at December 31, 2003.

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

The Company sells various extended warranty plans for its Network Attached Storage (“NAS”) servers, some of which are bundled with certain NAS servers. The service periods of the extended warranty plans are up to five years, with the vast majority of the plans being for three years. The Company defers revenue from the sale of extended warranty plans and recognizes the sales ratably over the respective life of the warranty at the earlier of the extended warranty being registered with the Company by the end-user or three months after sell-in.

The margin on deferred sales related to the estimated excess channel inventory and NAS extended warranties totaled $8.0 million at June 27, 2004 and $8.7 million at December 31, 2003 and is included in “other current liabilities” in the condensed consolidated balance sheets.

Price Protection and Rebate Reserves

The Company has agreements with some of its customers which, in the event of a price decrease, allow those customers (subject to limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customers’ inventories on the date of the price decrease, not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Reserves for volume and other rebates and price protection totaled $17.1 million at June 27, 2004 and $18.7 million at December 31, 2003 and are netted against trade receivables in the condensed consolidated balance sheets.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at June 27, 2004 and December 31, 2003 consisted primarily of investments in repurchase agreements, corporate obligations, certificates of deposit and U.S. agencies.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at June 27, 2004 consisted primarily of U.S. treasuries, corporate notes, bonds and paper and U.S. agencies. Temporary investments at December 31, 2003 consisted primarily of corporate notes, bonds and paper, U.S. treasuries, certificates of deposit, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments has an effective maturity greater than 24 months and at both June 27, 2004 and December 31, 2003, the average duration of the Company’s temporary investments was approximately 14 months. At June 27, 2004, the Company had debt security investments of $36.0 million that will mature within one year and $30.0 million that will mature in more than one year but less than two years. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                              June 27,         December 31,
                                                                                2004               2003
                                                                              --------         ------------
                                                                                    (In thousands)
         Raw materials                                                        $  1,427           $  3,875
         Finished goods                                                         20,388             19,870
                                                                              --------           --------
                                                                              $ 21,815           $ 23,745
                                                                              ========           ========

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers inventory which is not expected to be sold within the next nine months, as forecasted by the Company’s material requirements planning system, as excess and thus appropriate reserves are established through a charge to cost of sales.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Other Current Liabilities

Other current liabilities consist of the following:

                                                                              June 27,         December 31,
                                                                                2004               2003
                                                                              --------         ------------
                                                                                    (In thousands)
         Margin on deferred sales                                             $  8,707           $  9,953
         Accrued marketing (a)                                                   7,502              8,588
         Accrued payroll, vacation, bonus and profit sharing                     7,182             10,104
         Accrued restructuring charges                                           5,795              8,162
         Accrued warranty                                                        5,109              5,225
         Accrued excess purchase commitments                                     2,434              4,744
         Other accrued liabilities (b)                                          28,697             34,563
                                                                              --------           --------
                                                                              $ 65,426           $ 81,339
                                                                              ========           ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners, and promotional and advertising accruals.

(b)	Includes accruals for royalties, licensing agreements, self-insurance liabilities, professional fees, litigation, employee relocation costs, forward foreign exchange contracts, VAT, sales and other taxes and other miscellaneous liabilities.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented:

                                                                    Net
                                                               Income (loss)          Shares        Per Share
                                                                (Numerator)       (Denominator)       Amount
                                                               -------------      -------------      -------
                                                                   (In thousands, except per share data)
         For the Quarter Ended:
         June 27, 2004:
         Basic EPS                                               $ (19,793)           51,529         $ (0.38)
            Effect of options and restricted stock                       -                 -               -
                                                                 ---------            ------         -------
         Diluted EPS                                             $ (19,793)           51,529         $ (0.38)
                                                                 =========            ======         =======

         June 29, 2003:
         Basic EPS                                               $   4,407            51,329         $  0.09
            Effect of options                                            -                26               -
                                                                 ---------            ------         -------
         Diluted EPS                                             $   4,407            51,355         $  0.09
                                                                 =========            ======         =======

         For the Six Months Ended:
         June 27, 2004:
         Basic EPS                                               $ (24,658)           51,528         $ (0.48)
            Effect of options and restricted stock                       -                 -               -
                                                                 ---------            ------         -------
         Diluted EPS                                             $ (24,658)           51,528         $ (0.48)
                                                                 =========            ======         =======

         June 29, 2003:
         Basic EPS                                               $   9,720            51,297         $  0.19
            Effect of options                                            -                19               -
                                                                 ---------            ------         -------
         Diluted EPS                                             $   9,720            51,316         $  0.19
                                                                 =========            ======         =======

Stock options and unvested restricted shares for the quarter ended June 27, 2004 were not included in the calculation of Diluted EPS as their inclusion would have been anti-dilutive. For the quarter ended June 27, 2004, there were outstanding options to purchase 1,105,754 shares that had an exercise price greater than the average market price of the common shares. For the quarter ended June 29, 2003, there were outstanding options to purchase 1,355,555 shares that had an exercise price greater than the average market price of the common shares. At June 27, 2004, there were also 18,846 shares of restricted common shares granted under the Management Incentive Plan that were not yet vested. For the six months ended June 27, 2004, there were outstanding options to purchase 1,070,905 shares that had an exercise price greater than the average market price of the common shares. For the six months ended June 29, 2003, there were outstanding options to purchase 1,384,888 shares that had an exercise price greater than the average market price of the common shares. For the quarter and six months ended June 29, 2003, the outstanding options that had an exercise price greater than the average market price of the common shares would have had an anti-dilutive effect on EPS and were therefore excluded from the Diluted EPS calculation above.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Stock Compensation Expense

The Company has various stock-based compensation plans (stock option plans, a Management Incentive Plan (“MIP”) under which employees may be eligible for grants of restricted stock (“restricted stock”) and two employee stock purchase plans (“ESPPs”)). Under the ESPPs, employees can purchase the Company’s Common Stock at a discount.

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

The Company’s 1995 Director Stock Option Plan and 1987 Stock Option Plan prohibited any modifications without stockholder approval. However, since no modifications could initially be done for the outstanding stock options under these two plans, the value of the options for these two plans were decreased as a result of the declared dividend and this was determined to be a “deemed” modification of the stock options on October 2, 2003. Since these options were considered modified, they have been accounted for under the fair value method of SFAS 123 since October 2, 2003.

As a result of these actions, as of October 2, 2003, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123.

On May 25, 2004, the Company’s stockholders approved amendments to the Company’s 1995 Director Stock Option Plan and 1987 Stock Option Plan permitting a similar $5.00 adjustment to be made to options outstanding under those plans. Thus, a modification to reflect the one-time cash dividend of $5.00 per share was made on May 26, 2004 to the approximately 0.3 million stock options outstanding at that time under these two plans. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of May 26, 2004 and an additional charge of $0.1 million for the fair value of modifying the vested options was recorded in the second quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Stock compensation expense for the MIP restricted stock, which was approved by stockholders during the second quarter of 2003, has been accounted for under SFAS 123, with the fair value of the restricted stock being recognized over the vesting period of the restricted stock. The fair value of the discount associated with the ESPPs is being expensed in accordance with SFAS 123.

The following table illustrates the effect on net income (loss) and per share data if the fair value based method had been applied to all outstanding and unvested awards in 2003 (the fair value based method was applied to all outstanding and unvested awards in 2004).

                                                       For the Quarter Ended          For the Six Months Ended
                                                       ---------------------          ------------------------
                                                        June 27,    June 29,          June 27,        June 29,
                                                          2004        2003              2004            2003
                                                       ---------    --------          --------        --------
                                                                 (In thousands, except per share data)

Net income (loss) as reported                          $ (19,793)   $ 4,407           $ (24,658)       $ 9,720
                                                       =========    =======           =========        =======
   Add: Stock compensation expense
      included in reported net income (loss),
      net of related tax effects                             202         28                 293             44
   Less: Total stock compensation expense
      determined under fair value method for
      all awards, net of related tax effects                (202)      (489)               (293)          (824)
                                                       ---------    -------           ---------        -------
Pro forma net income (loss)                            $ (19,793)   $ 3,946           $ (24,658)       $ 8,940
                                                       =========    =======           =========        =======

Basic EPS:
   As reported                                         $   (0.38)   $  0.09           $   (0.48)       $  0.19
                                                       =========    =======           =========        =======
   Pro forma                                           $   (0.38)   $  0.08           $   (0.48)       $  0.17
                                                       =========    =======           =========        =======

Diluted EPS:
   As reported                                         $   (0.38)   $  0.09           $   (0.48)       $  0.19
                                                       =========    =======           =========        =======
   Pro forma                                           $   (0.38)   $  0.08           $   (0.48)       $  0.17
                                                       =========    =======           =========        =======

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Changes in the Company's warranty liability during all periods presented were as follows:

                                            For the Quarter Ended     For the Six Months Ended
                                            ---------------------     ------------------------
                                            June 27,     June 29,     June 27,        June 29,
                                              2004         2003         2004            2003
                                            --------     --------     --------        --------
                                                            (In thousands)

Balance at beginning of period              $ 4,664      $ 7,202      $ 5,225          $ 8,035
   Accruals/additions                         1,703        1,709        2,835            4,119
   Claims                                    (1,258)      (2,437)      (2,951)          (5,680)
                                            -------      -------      -------          -------
Balance at end of period                    $ 5,109      $ 6,474      $ 5,109          $ 6,474
                                            =======      =======      =======          =======

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes

For the quarter ended June 27, 2004, the Company recorded a net tax provision of $3.5 million, on a pre-tax loss of $16.3 million. The net provision was comprised of a $12.5 million tax increase in the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $6.4 million on the quarter’s pre-tax loss, and a $2.6 million benefit resulting primarily from the release of tax accruals associated with the Company’s foreign operations. Included in the $12.5 million increase in the valuation allowance was an $8.5 million valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits were the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The resulting effective tax provision rate of 21% on a pre-tax loss for the second quarter of 2004 resulted from the valuation allowance and release of tax accruals described above. This compares to an income tax benefit of $4.6 million on a pre-tax loss of $0.2 million for the second quarter of 2003, which reflected $4.6 million of research tax credits that were recorded following the completion of a research tax credit study and an IRS audit.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. At the completion of the analysis, the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003 and that no adjustments to the tax provisions were required in any other prior period.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                                 June 27,       December 31,
                                                                                   2004             2003
                                                                                ---------       ------------
                                                                                       (In thousands)
              Deferred Tax Assets (Liabilities):
              Current Deferred Tax Assets:
                 Trade receivable reserves                                      $   4,871         $   5,193
                 Inventory reserves                                                 4,025             3,753
                 Accrued expense reserves                                           8,435            10,911
                 Other                                                                 53                53
                                                                                ---------         ---------
              Total current deferred tax assets                                    17,384            19,910
                                                                                ---------         ---------

              Non-Current Deferred Tax Assets:
                 Fixed asset reserves                                                 230               370
                 Tax credit carryforwards                                          35,411            29,839
                 Accelerated depreciation and amortization                          4,478             4,522
                 U.S. and foreign loss carryforwards                               29,522            34,141
                 Other                                                              1,629             1,938
                                                                                ---------         ---------
              Total non-current deferred tax assets                                71,270            70,810
                                                                                ---------         ---------
              Total deferred tax assets                                            88,654            90,720
                                                                                ---------         ---------

              Non-Current Deferred Tax Liabilities:
                 Tax on unremitted foreign earnings                               (60,288)          (69,701)
                 Purchased goodwill                                                (4,741)           (4,824)
                                                                                ---------         ---------
              Total non-current deferred tax liabilities                          (65,029)          (74,525)
                                                                                ---------         ---------
              Current valuation allowance                                          (4,561)           (2,972)
              Non-current valuation allowance                                     (32,425)          (20,797)
                                                                                ---------         ---------
                 Net deferred tax liabilities                                   $ (13,361)        $  (7,574)
                                                                                =========         =========

              As Reported on the Balance Sheet:
                 Current deferred tax assets                                    $  12,823         $  16,938
                                                                                =========         =========
                 Non-current deferred tax liabilities                           $ (26,184)        $ (24,512)
                                                                                =========         =========

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when it is more likely than not that the deferred tax assets will not be realized.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                                   June 27,
                                                                     2004        Expiration Dates
                                                                   --------      ----------------
                                                                (In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
   Federal NOLs (1)                                                $  7,942      2022 to 2023
   State NOLs                                                         8,713      2004 to 2022
   Foreign NOLs                                                      12,437      2004 to 2006
   Capital losses                                                       430      2006
                                                                   --------
                                                                   $ 29,522
                                                                   ========

Tax Credit Deferred Tax Assets:
   Foreign tax credits                                             $ 24,154      2005 to indefinite
   Research credits                                                  10,009      2007 to 2023
   Alternative minimum tax credits                                    1,248      Indefinite
                                                                   --------
                                                                   $ 35,411
                                                                   ========
(1) NOLs = Net Operating Loss Carryforwards

At June 27, 2004, the Company had $7.9 million of deferred tax assets related to U.S. federal net operating loss carryforwards (“NOLs”), which reflect a tax benefit of approximately $23 million in future U.S. federal tax deductions. At June 27, 2004, the Company had $8.7 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $218 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) The difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company’s foreign subsidiaries.

Net deferred tax liabilities for the Company at June 27, 2004 were $13.4 million. As of June 27, 2004, deferred tax liabilities for estimated U.S. federal and state income taxes and foreign withholding taxes of $60.3 million have been accrued on unremitted foreign earnings of $170.8 million. Taxes have not been provided for unremitted foreign earnings of $10.5 million as these earnings are considered to be permanently invested in non-U.S. operations.

For the six months ended June 27, 2004, the Company recorded a net tax provision of $2.8 million, on a pre-tax loss of $21.9 million. The net tax provision was comprised of a $13.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $8.5 million on the pre-tax loss for the six months ended June 27, 2004 and a $1.9 million benefit resulting primarily from the release of tax accruals associated with the Company’s foreign operations. Included in the $13.2 million increase in the valuation allowance was an $8.5 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits were the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The resulting effective tax provision rate of 13% on a pre-tax loss for the six months ended June 27, 2004, resulted from the increase in the valuation allowance and the release of tax accruals described above. This compares to an income tax benefit of $0.8 million on pre-tax income of $8.9 million for the six months ended June 29, 2003, which reflected $4.6 million of research tax credits partially offset by an income tax provision of $3.8 million. The resulting effective tax benefit rate of 9% on pre-tax income for the six months ended June 29, 2003 resulted from the $4.6 million of research tax credits.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information

The Company has organized its six reportable segments that are based primarily on the nature of the Company’s products, into three broad business categories to align with the Company’s target customers: a) Mobile and Desktop Storage Products, b) Professional Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include: Zip products, Sourced Branded products (comprised of the former Optical Products segment as well as portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB and external floppy disk drives which were all previously reported in the Other Mobile and Desktop Storage products segment) and Other Mobile and Desktop Storage products (which no longer includes HDD, Iomega Mini and Micro Mini USB and external floppy disk drives). Professional Storage Systems include: REV products and Network Storage Systems. New Technologies, (which no longer includes REV products) has no sales and comprises the Company’s research and development efforts on the DCT Technology. The Company has announced that it intends to wind down its DCT development efforts during the third quarter of 2004.

Mobile and Desktop Storage Products

The Zip products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and product profit margins.

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

The Other Mobile and Desktop Storage products segment includes: Jaz and PocketZip disks; Peerless drive systems; Iomega software products such as Iomega Automatic Backup software and other miscellaneous products, most of which have been discontinued and none of which are material to the Company’s business. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the respective disks to support the installed drive base of these products. Jaz and PocketZip were previously reported as separate segments.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

Professional Storage Systems

The Network Storage Systems segment consists primarily of the development, distribution and sale of NAS servers targeted toward small and medium-sized businesses and enterprise workgroups. The Network Storage Systems segment also includes the distribution and sale of third-party Tape drive products which the Company began selling in immaterial amounts during the third quarter of 2003. The Company is exiting the Tape drive products market as a result of the Company’s reorientation in the fourth quarter of 2003 of its Network Storage Systems segment product offerings. The Company was unsuccessful in generating significant sales in the high end of the targeted NAS server market. Consequently, in the fourth quarter of 2003, the Company decided to exit the high end of the targeted NAS server market and focus on the entry-level and certain models of the mid-range of the targeted market where the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

The REV products segment involves the development, distribution and sale of REV products to retailers, distributors, resellers throughout the world. The REV drive is a removable hard disk storage system that has a native capacity of 35GB and up to 90GB compressed. REV products began shipping in April 2004.

New Technologies

The New Technologies segment includes the research and development of the DCT technology, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB. At June 27, 2004, there were no sales associated with the DCT technology. The Company has announced that it intends to wind down its DCT development efforts during the third quarter of 2004.

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

Reportable Operating Segment Information:

                                                 For the Quarter Ended        For the Six Months Ended
                                                 ---------------------        ------------------------
                                                 June 27,     June 29,         June 27,       June 29,
                                                   2004         2003             2004           2003
                                                 --------     --------        ---------      ---------
                                                                   (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip products                                  $ 32,319    $  66,444        $  76,539      $ 139,753
   Sourced Branded products                        32,731       29,215           67,857         56,555
   Other                                            1,128        2,062            2,516          5,315
                                                 --------    ---------        ---------      ---------
      Total Mobile and Desktop Storage
         Products                                  66,178       97,721          146,912        201,623
Professional Storage Systems:
   REV products                                     7,491            -            7,491              -
   Network Storage Systems                          3,973        3,081            7,365          5,361
                                                 --------    ---------        ---------      ---------
      Total Professional Storage Systems           11,464        3,081           14,856          5,361
                                                 --------    ---------        ---------      ---------
      Total sales                                $ 77,642    $ 100,802        $ 161,768      $ 206,984
                                                 ========    =========        =========      =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip products                                  $ 10,675    $  26,558        $  28,842      $  55,914
   Sourced Branded products                        (1,195)       1,385             (724)         1,354
   Other                                              904          803            1,872          2,410
                                                 --------    ---------        ---------      ---------
      Total Mobile and Desktop Storage
         Products                                  10,384       28,746           29,990         59,678
Professional Storage Systems:
   REV products                                    (6,671)      (3,426)         (12,286)        (6,447)
   Network Storage Systems                            317       (4,173)            (494)        (8,217)
                                                 --------    ---------        ---------      ---------
      Total Professional Storage Systems           (6,354)      (7,599)         (12,780)       (14,664)
New Technologies                                   (3,384)      (2,655)          (6,159)        (4,492)
                                                 --------    ---------        ---------      ---------
      Total PPM                                       646       18,492           11,051         40,522

Common Expenses:
   General corporate expenses                     (16,626)     (19,862)         (32,465)       (34,728)
   Restructuring reversal (charges)                  (152)           -             (698)            78
   Interest and other income, net                    (207)       1,161              223          3,049
                                                 --------    ---------        ---------      ---------
      Income (loss) before income taxes          $(16,339)   $    (209)       $ (21,889)     $   8,921
                                                 ========    =========        =========      =========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal

The Company currently has restructuring reserves under two different restructuring actions, the 2001 restructuring actions and the 2003 restructuring actions. The following table summarizes the reserve balances related to each of these actions:

                                                            June 27,       December 31,
                                                              2004             2003
                                                            --------       ------------
                                                                 (In thousands)
Other Current Liabilities:
   2003 Restructuring Actions                               $ 1,600          $ 3,564
   2001 Restructuring Actions                                 4,195            4,598
                                                            -------          -------
      Total                                                 $ 5,795          $ 8,162
                                                            =======          =======

Fixed Asset Reserves:
   2003 Restructuring Actions                               $   348          $   597
   2001 Restructuring Actions                                   234              299
                                                            -------          -------
      Total                                                 $   582          $   896
                                                            =======          =======

During the first quarter of 2004, the Company recorded pre-tax restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company has been unable to sublease. During the second quarter of 2004, the Company recorded pre-tax restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were on transition during the second quarter of 2004.

During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed as part of the restructuring actions initiated during 2001, due to the original estimates being higher than what was utilized.

2003 Restructuring Actions

The Company recorded $14.5 million of pre-tax charges in 2003 for the 2003 restructuring actions including $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses, $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded in 2003 for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip Products segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. As of June 27, 2004, the Company has made $12.4 million in cash payments related to the 2003 restructuring actions, of which $1.5 million and $0.6 million was disbursed during the first and second quarters of 2004, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 additional employees worked on a transition basis into the second quarter of 2004 and 3 more employees are scheduled to work on a transition basis into the third quarter of 2004. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. The Company anticipates that the total separation payments or liability for the 198 employees notified during 2003 will be $6.7 million. During the first and second quarters of 2004, the Company recorded $0.3 million and $0.2 million, respectively, of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated. Additional expense of less than $0.1 million for severance and benefits costs is expected to be recorded as restructuring expense in the third quarter of 2004 related to the 3 employees who are on transition into the third quarter of 2004. None of these remaining charges will be allocated to any of the business segments. Other than these additional immaterial severance charges, the Company does not anticipate recording any other expenses related to the 2003 restructuring actions.

Remaining restructuring reserves in the amount of $1.6 million and $0.3 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 27, 2004. Utilization of and other activity relating to the 2003 restructuring charges during the quarter ended June 27, 2004 are summarized below:

                                     Balance           Utilized                                         Balance
                                                 --------------------
                                     03/28/04      Cash      Non-Cash     Additions    (Reversals)     06/27/04
                                     --------    ---------   --------     ---------    -----------     --------
                                                                  (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $   569      $ (370)     $    -        $ 165         $ (13)        $   351
   Lease termination costs             1,491        (242)          -            -             -           1,249
   Furniture                             516           -        (168)           -             -             348
                                     -------      ------      ------        -----         -----         -------
                                     $ 2,576      $ (612)     $ (168)       $ 165         $ (13)        $ 1,948
                                     =======      ======      ======        =====         =====         =======

Balance Sheet Breakout:
   Other current liabilities         $ 2,060      $ (612)     $    -        $ 165         $ (13)        $ 1,600
   Fixed asset reserves                  516           -        (168)           -             -             348
                                     -------      ------      ------        -----         -----         -------
                                     $ 2,576      $ (612)     $ (168)       $ 165         $ (13)        $ 1,948
                                     =======      ======      ======        =====         =====         =======

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Utilization of and other activity relating to the 2003 restructuring charges during the six months ended June 27, 2004 are summarized below:

                                     Balance           Utilized                                         Balance
                                                 --------------------
                                     12/31/03      Cash      Non-Cash     Additions    (Reversals)     06/27/04
                                     --------    ---------   --------     ---------    -----------     --------
                                                                  (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $ 1,323     $ (1,126)    $    -        $ 441        $ (287)        $   351
   Contract cancellations                500         (500)         -            -             -               -
   Lease termination costs             1,741         (492)         -            -             -           1,249
   Furniture                             597            -       (249)           -             -             348
                                     -------     --------     ------        -----        ------         -------
                                     $ 4,161     $ (2,118)    $ (249)       $ 441        $ (287)        $ 1,948
                                     =======     ========     ======        =====        ======         =======

Balance Sheet Breakout:
   Other current liabilities         $ 3,564     $ (2,118)    $    -        $ 441        $ (287)        $ 1,600
   Fixed asset reserves                  597            -       (249)           -             -             348
                                     -------     --------     ------        -----        ------         -------
                                     $ 4,161     $ (2,118)    $ (249)       $ 441        $ (287)        $ 1,948
                                     =======     ========     ======        =====        ======         =======

As of June 27, 2004, the remaining severance and benefits are associated with the 3 employees who are on transition until the third quarter of 2004 and for those employees who are receiving their severance payments on a continuous payment basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease these facilities. The Company anticipates completing the disposal of the furniture during 2004.

2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. The $33.3 million of restructuring charges recorded in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs, and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce.

During the first quarter of 2003 severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the first quarter of 2004, the Company recorded an additional $0.5 million in restructuring charges for the Ireland facility due to continuing depressed real estate market conditions in Ireland.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Remaining restructuring reserves in the amount of $4.2 million and $0.2 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 27, 2004. Utilization of the 2001 restructuring reserves during the quarter ended June 27, 2004 is summarized below:

                                     Balance           Utilized            Balance
                                                 --------------------
                                     03/28/04      Cash      Non-Cash      06/27/04
                                     --------    --------    --------      --------
                                                     (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 2,964      $ (235)     $   -        $ 2,729
   Leasehold improvements and
      furniture                          266           -        (32)           234
                                     -------      ------      -----        -------
                                       3,230        (235)       (32)         2,963
                                     -------      ------      -----        -------

Europe Reorganization:
   Lease cancellations                 1,680        (214)         -          1,466
                                     -------      ------      -----        -------
                                     $ 4,910      $ (449)     $ (32)       $ 4,429
                                     =======      ======      =====        =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,644      $ (449)     $   -        $ 4,195
   Fixed asset reserves                  266           -        (32)           234
                                     -------      ------      -----        -------
                                     $ 4,910      $ (449)     $ (32)       $ 4,429
                                     =======      ======      =====        =======

Utilization of and other activity relating to the 2001 restructuring reserves during the six months ended June 27, 2004 are summarized below:

                                     Balance           Utilized                         Balance
                                                 --------------------
                                     12/31/03      Cash      Non-Cash     Additions     06/27/04
                                     --------    --------    --------     ---------     --------
                                                          (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 3,274      $ (545)     $   -         $   -       $ 2,729
   Leasehold improvements and
      furniture                          299           -        (65)            -           234
                                     -------      ------      -----         -----       -------
                                       3,573        (545)       (65)            -         2,963
                                     -------      ------      -----         -----       -------

Europe Reorganization:
   Lease cancellations                 1,324        (402)         -           544         1,466
                                     -------      ------      -----         -----       -------
                                     $ 4,897      $ (947)     $ (65)        $ 544       $ 4,429
                                     =======      ======      =====         =====       =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,598      $ (947)     $   -         $ 544       $ 4,195
   Fixed asset reserves                  299           -        (65)            -           234
                                     -------      ------      -----         -----       -------
                                     $ 4,897      $ (947)     $ (65)        $ 544       $ 4,429
                                     =======      ======      =====         =====       =======

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

As of June 27, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease two of the facilities, where the leases expire in 2009 and 2023.

(5) Commitments and Contingencies

Litigation

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in lawsuits and claims generally incidental to its business.

(6) Other Matters

Other Intangible Assets

At June 27, 2004, the Company had $3.5 million in net other intangible assets, all of which are subject to amortization. During the quarter and six months ended June 27, 2004, amortization expense was $0.5 million and $1.0 million, respectively. Amortization expense for each of the next five fiscal years is anticipated to be approximately $1.0 million for the remainder of 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of June 27, 2004, the weighted-average useful life of the Company’s intangible assets is approximately 1 3/4 years.

                                                June 27,      December 31,
                                                  2004            2003
                                                --------      ------------
                                                    (In thousands)
Other Intangible Assets:
   Gross value                                  $ 11,791        $ 11,791
   Accumulated amortization                       (8,305)         (7,266)
                                                --------        --------
      Net intangible assets                     $  3,486        $  4,525
                                                ========        ========

Significant Customers

During the quarter ended June 27, 2004, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 22% and 14% of consolidated sales, respectively. Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively, for the quarter ended June 29, 2003. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the six months ended June 27, 2004, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 20% and 13% of consolidated sales, respectively. Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively, for the six months ended June 29, 2003. No other single customer accounted for more than 10% of consolidated sales for these periods.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6) Other Matters (Continued)

Forward Exchange Contracts

All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. At June 27, 2004, outstanding forward exchange buy/(sell) contracts, which all mature in August 2004, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                      Contracted    Month - End
                                                       Forward        Forward
                                       Amount            Rate           Rate
                                    -----------       ----------    -----------

      European Currency Unit        (12,200,000)        0.8238         0.8238
      Swiss Franc                    (4,500,000)        1.2492         1.2492
      Singapore Dollar                  400,000         1.7074         1.7074
      British Pound                    (100,000)        0.5505         0.5505

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

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company has organized its six reportable segments that are based primarily on the nature of the Company’s products into three broad business categories to align with the Company’s target customers: a) Mobile and Desktop Storage Products, b) Professional Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include: Zip products; Sourced Branded products, which include CD-RW drives, DVD drives, portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB drives and external floppy disk drives and Other Mobile and Desktop Storage products comprised of Jaz and PocketZip disks, Peerless drives systems, Iomega software products and other miscellaneous products, most of which have been discontinued. Professional Storage Systems include REV products (which began shipping in April 2004) and Network Storage Systems. New Technologies (which no longer includes REV products) has no sales and comprises the Company’s research and development efforts on the DCT technology. The Company has announced that it intends to wind down its DCT development efforts during the third quarter of 2004.

During the second quarter of 2004, the Company reported a net loss of $19.8 million, or $0.38 per share, on sales of $77.6 million which compares to net income in the second quarter of 2003 of $4.4 million, or $0.09 per diluted share, on sales of $100.8 million. Sales in the second quarter of 2004 decreased compared to the second quarter of 2003, primarily due to the continuing decline of Zip product sales and lower Optical drive sales, partially offset by higher sales of the Company’s other Sourced Branded products and sales from the new REV products. The net loss for the second quarter of 2004 included a net tax provision of $3.5 million, which was comprised of a $12.5 million tax provision from an increased valuation allowance primarily for additional foreign tax credits, partially offset by the statutory tax benefit of $6.4 million on the quarter’s pre-tax loss and a $2.6 million benefit primarily resulting from the release of tax accruals associated with the Company’s foreign operations. Net income for the second quarter of 2003 was favorably impacted by the recording of $4.6 million of research tax credits following the completion of a research tax credit study and an IRS audit.

During the first six months of 2004, the Company reported a net loss of $24.7 million, or $0.48 per share, on sales of $161.8 million which compares to net income for the first six months of 2003 of $9.7 million, or $0.19 per diluted share, on sales of $207.0 million. Sales in the first six months of 2004 decreased compared to the first six months of 2003, primarily due to the continuing decline of Zip product sales and lower Optical drive sales, partially offset by higher sales of the Company’s other Sourced Branded products and sales of the new REV products. The net loss for the first six months of 2004 included restructuring charges of $0.7 million, related primarily to lease cancellation charges in Europe associated with the 2001 restructuring actions and for additional severance and benefit charges related to the 2003 restructuring actions and the recording of a net tax provision of $2.8 million. The $2.8 million net tax provision for the first six months of 2004 was comprised of a $13.2 million tax provision from an increased valuation allowance primarily for additional foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $8.5 million on the pre-tax loss for the first six months of 2004 and a $1.9 million benefit resulting primarily from the release of tax accruals associated with the Company’s foreign operations. Net income for the first six months of 2003 was favorably impacted by $6.0 million of net pre-tax legal settlements and the recording of $4.6 million of research tax credits following the completion of a research tax credit study and an IRS audit.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

For the second quarter of 2004, the Company had an operating loss of $16.1 million, compared to an operating loss of $1.4 million for the second quarter of 2003. The operating loss for the second quarter of 2004 also included manufacturing start-up and marketing launch costs associated with the new REV products and expenses to upgrade the Company’s information technology systems. These costs are discussed in more detail below.

For the first six months of 2004, the Company had an operating loss of $22.1 million, compared to operating income of $5.9 million for the first six months of 2003. The operating loss for the first six months of 2004 included restructuring charges of $0.7 million, related primarily to lease cancellation charges in Europe associated with the 2001 restructuring actions and for additional severance and benefit charges related to the 2003 restructuring actions. The operating loss for the first six months of 2004 also included manufacturing start-up and marketing launch costs associated with the new REV products and expenses to upgrade the Company’s information technology systems. Operating income for the first six months of 2003 included $6.0 million of favorable net pre-tax legal settlements.

During both the second quarter and the first six months of 2004, Zip product sales continued to decline both in terms of unit volumes and revenues as the product segment reaches the end of its lifecycle. For the first time since 1995, Zip product sales did not constitute a majority of the Company’s quarterly sales; and Sourced Branded product sales exceeded Zip product sales in the second quarter of 2004. The Company expects this trend of Zip products no longer being the majority of the Company’s sales to continue. In addition, the Company believes Zip product gross margins will become increasingly difficult to predict, due to the uncertainty of future unit volumes and the related impact of minimum volume commitment requirements, drive and disk mix and potential end of life component supplier expenses.

Sourced Branded product sales continued to grow in both the second quarter and the first six months of 2004 when compared to the respective prior year periods. However, the sales growth occurred with continued pressure on gross margins, as the gross margin percentage decreased in both the second quarter of 2004 and the first six months of 2004 when compared to the respective prior year periods. The Company is implementing supply chain improvements during the third quarter with the goal to positively impact Sourced Branded product gross and profit margins. However, the Company also anticipates continued pricing pressure on all of its Sourced Branded products, which could offset any potential cost savings.

The Company launched its new REV products in April 2004 and has been encouraged by the initial reception of REV products in the marketplace. The Company’s goal is to develop REV products into a significant part of its overall product portfolio; the Company plans to launch additional interface models for REV drives throughout the second half of 2004. During the second quarter of 2004, REV products had a product loss, primarily due to development expenses in completing the REV products, manufacturing start-up costs and marketing launch expenses. The Company anticipates that REV product gross margins will improve throughout the second half of 2004 as manufacturing start-up costs wind down and volumes increase. However, the Company will continue to spend considerable resources generating awareness of this new product and thus does not expect REV products to be profitable before the fourth quarter of 2004. Although the Company has not yet signed any agreements with original equipment manufacturers (“OEMs”) with respect to REV products, qualification discussions and testing have begun with several OEMs.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Network Storage Systems sales increased during the second quarter and the first six months of 2004 when compared to the respective prior year periods. During the second quarter of 2004, Network Storage Systems had its first quarterly positive product profit margin (“PPM”), reflecting the benefits of the Company’s reorientation of this product line during the fourth quarter of 2003 towards the entry-level to low-end segments of the market. However, Network Storage Systems had a product loss for the first six months of 2004. The Company maintains a goal to grow the Network Storage Systems business and to achieve profitability throughout the second half of 2004. There can, however, be no assurances as to whether this will be achieved.

As the Company has previously disclosed, its DCT business plan was dependent upon significant consumer electronics OEM adoption. Unfortunately, the Company was not successful in securing such OEM commitments. During the second quarter of 2004, the Company investigated the possibility of bringing the DCT technology to market as a stand-alone computer peripheral storage device. However, based on the Company’s recently completed analysis and objective evaluation of the market environment in which the DCT technology would compete, the Company has concluded that it does not have sufficient resources to simultaneously pursue the opportunities of the DCT technology and REV products. Consequently, the Company has decided not to launch an Iomega branded PC peripheral DCT device and intends to wind down DCT development activities during the third quarter of 2004. The Company continues to believe that DCT could be a compelling consumer technology in the hands of a company that has the resources to fully capitalize on this technology. Accordingly, the Company intends to continue to pursue licensing and other strategic alternatives for the DCT technology.

Depending upon the outcome of the strategic alternatives for the DCT technology, the Company could incur significant fixed asset impairment charges and other charges. At June 27, 2004, the Company had $3.8 million of fixed assets on its books related to the DCT technology, plus approximately $1 million in additional fixed assets that the Company has committed to but not yet procured.

As previously disclosed, the Company does not expect to have an operating profit in 2004 primarily due to declining Zip product sales and the costs associated with the development and marketing of REV products. With the decision not to launch an Iomega branded PC peripheral DCT device, the Company’s primary goals for the second half of 2004 are to ramp REV product sales and to define a corporate strategy with the goal of returning the Company to profitability. The Company will be reviewing its cost structure and will attempt to better align its cost structure with its future business direction and anticipated revenue streams. Consequently, the Company expects to record restructuring and other charges in the second half of 2004. It is unlikely that any adjustments to the Company’s cost structure will benefit results for the third quarter of 2004.

At June 27, 2004, the Company’s total cash, cash equivalents and temporary investment balance was $134.2 million (see the Liquidity and Capital Resources discussion for more detail on the tax impacts of repatriating the foreign cash). The Company believes this total cash is sufficient to operate the business and fund the investments required for REV products and other new products for at least one more year.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made that are highly uncertain at the time the estimate is made and that are susceptible to material changes from period to period include revenue recognition, price protection and rebate reserves, marketing program accruals, allowance for doubtful accounts, inventory valuation reserves and tax valuation allowances. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Business Segment Information

The Company has organized its six reportable segments that are based primarily on the nature of the Company’s products, into three broad business categories to align with the Company’s target customers: a) Mobile and Desktop Storage Products, b) Professional Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include: Zip products, Sourced Branded products (comprised of the former Optical Products segment as well as portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB and external floppy disk drives which were all previously reported in the Other Mobile and Desktop Storage products segment) and Other Mobile and Desktop Storage products (which no longer includes HDD, Iomega Mini and Micro Mini USB and external floppy disk drives). Professional Storage Systems include: REV products and Network Storage Systems. New Technologies, (which no longer includes REV products) has no sales and comprises the Company’s research and development efforts on the DCT Technology. The Company has announced that it intends to wind down its DCT development efforts during the third quarter of 2004.

Mobile and Desktop Storage Products

The Zip products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and product profit margins.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

The Other Mobile and Desktop Storage products segment includes: Jaz and PocketZip disks; Peerless drive systems; Iomega software products such as Iomega Automatic Backup software and other miscellaneous products, most of which have been discontinued and none of which are material to the Company’s business. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the respective disks to support the installed drive base of these products. Jaz and PocketZip were previously reported as separate segments.

Professional Storage Systems

The Network Storage Systems segment consists primarily of the development, distribution and sale of NAS servers targeted toward small and medium-sized businesses and enterprise workgroups. The Network Storage Systems segment also includes the distribution and sale of third-party Tape drive products which the Company began selling in immaterial amounts during the third quarter of 2003. The Company is exiting the Tape drive products market as a result of the Company’s reorientation in the fourth quarter of 2003 of its Network Storage Systems segment product offerings. The Company was unsuccessful in generating significant sales in the high end of the targeted NAS server market. Consequently, in the fourth quarter of 2003, the Company decided to exit the high end of the targeted NAS server market and focus on the entry-level and certain models of the mid-range of the targeted market where the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

The REV products segment involves the development, distribution and sale of REV products to retailers, distributors, resellers throughout the world. The REV drive is a removable hard disk storage system that has a native capacity of 35GB and up to 90GB compressed. REV products began shipping in April 2004.

New Technologies

The New Technologies segment includes the research and development of the DCT technology, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB. At June 27, 2004, there were no sales associated with the DCT technology. The Company has announced that it intends to wind down its DCT development efforts during the third quarter of 2004.

The Company evaluates performance based on product profit margin (“PPM”) for each segment. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, selling expenses and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as product loss. The accounting policies of the segments are the same as those described in Note 1 “Significant Accounting Policies” of the notes to the condensed consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments.

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

Reportable Operating Segment Information:

                                                 For the Quarter Ended        For the Six Months Ended
                                                 ---------------------        ------------------------
                                                 June 27,     June 29,         June 27,       June 29,
                                                   2004         2003             2004           2003
                                                 --------     --------        ---------      ---------
                                                                   (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip products                                  $ 32,319    $  66,444        $  76,539      $ 139,753
   Sourced Branded products                        32,731       29,215           67,857         56,555
   Other                                            1,128        2,062            2,516          5,315
                                                 --------    ---------        ---------      ---------
      Total Mobile and Desktop Storage
         Products                                  66,178       97,721          146,912        201,623
Professional Storage Systems:
   REV products                                     7,491            -            7,491              -
   Network Storage Systems                          3,973        3,081            7,365          5,361
                                                 --------    ---------        ---------      ---------
      Total Professional Storage Systems           11,464        3,081           14,856          5,361
                                                 --------    ---------        ---------      ---------
      Total sales                                $ 77,642    $ 100,802        $ 161,768      $ 206,984
                                                 ========    =========        =========      =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip products                                  $ 10,675    $  26,558        $  28,842      $  55,914
   Sourced Branded products                        (1,195)       1,385             (724)         1,354
   Other                                              904          803            1,872          2,410
                                                 --------    ---------        ---------      ---------
      Total Mobile and Desktop Storage
         Products                                  10,384       28,746           29,990         59,678
Professional Storage Systems:
   REV products                                    (6,671)      (3,426)         (12,286)        (6,447)
   Network Storage Systems                            317       (4,173)            (494)        (8,217)
                                                 --------    ---------        ---------      ---------
      Total Professional Storage Systems           (6,354)      (7,599)         (12,780)       (14,664)
New Technologies                                   (3,384)      (2,655)          (6,159)        (4,492)
                                                 --------    ---------        ---------      ---------
      Total PPM                                       646       18,492           11,051         40,522

Common Expenses:
   General corporate expenses                     (16,626)     (19,862)         (32,465)       (34,728)
   Restructuring reversal (charges)                  (152)           -             (698)            78
   Interest and other income, net                    (207)       1,161              223          3,049
                                                 --------    ---------        ---------      ---------
      Income (loss) before income taxes          $(16,339)   $    (209)       $ (21,889)     $   8,921
                                                 ========    =========        =========      =========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Seasonality

The Company’s Sourced Branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Zip product sales to OEM customers are typically stronger during the second and third quarters than in the first and fourth quarters. However, there can be no assurance that these historic patterns will continue. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Sales

Sales for the quarter ended June 27, 2004 of $77.6 million decreased $23.2 million, or 23%, when compared to sales of $100.8 million for the quarter ended June 29, 2003. This decrease was primarily due to declining Zip product and Optical drive sales, partially offset by higher sales of the Company’s other Sourced Branded products, and sales of the new REV products.

Zip product sales for the second quarter of 2004 totaled $32.3 million, representing a decrease of $34.1 million, or 51%, compared to sales of $66.4 million for the second quarter of 2003. Sales of Zip products represented 42% of total sales for the second quarter of 2004, compared to 66% of total sales for the second quarter of 2003. Zip drive sales of $18.7 million for the second quarter of 2004 decreased by $25.5 million, or 58%, while Zip drive units decreased 50%. Zip OEM drive units accounted for approximately 55% of total Zip drive units in the second quarter of 2004 compared to approximately 56% in the second quarter of 2003. Zip disk sales of $13.6 million for the second quarter of 2004 decreased by $8.6 million, or 39%, while Zip disk units decreased by 33% from the second quarter of 2003. The decline in Zip drive and disk sales was greater than the respective Zip drive and disk unit declines primarily due to the increased usage of rebates and promotions during the second quarter of 2004.

Sourced Branded product sales for the second quarter of 2004 totaled $32.7 million, representing an increase of $3.5 million, or 12%, compared to sales of $29.2 million for the second quarter of 2003. Sales of Sourced Branded products represented 42% of total sales for the second quarter of 2004, compared to 29% for the second quarter of 2003. The $3.5 million increase in Sourced Branded product sales resulted from increases of $4.6 million in HDD drives, $2.3 million in Iomega Mini and Micro Mini USB drives, $2.0 million in floppy external drives and $0.6 million in DVD rewritable drives, partially offset by a $6.0 million decrease in CD-RW drive sales. The higher overall Sourced Branded products unit volumes were partially offset by lower prices on all Sourced Branded products. Continued price competition is expected throughout the Sourced Branded product line during the second half of 2004.

REV product sales for the second quarter of 2004 totaled $7.5 million. REV drives and disks began shipping in April 2004. REV product sales represented 10% of total sales for the second quarter of 2004. The Company’s goal is to continue to increase REV product sales throughout the second half of 2004 as the Company begins shipping REV drives with SCSI, Firewire and SATA interfaces. Although the Company has not yet signed any agreements with OEMs with respect to REV products, qualification discussions and testing have begun with several OEMs.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Network Storage Systems sales for the second quarter of 2004 totaled $4.0 million, representing a $0.9 million increase, compared to sales of $3.1 million for the second quarter of 2003. The higher sales were primarily due to the Company’s strategy to concentrate on the entry-level and low-end markets as well as new product introductions that occurred during the first half of 2004.

Geographically, sales in the Americas totaled $41.9 million, or 54% of total sales, in the second quarter of 2004, compared to $62.1 million, or 61% of total sales, in the second quarter of 2003. The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by REV product sales and higher Sourced Branded product sales. Sales in Europe totaled $29.6 million, or 38% of total sales, in the second quarter of 2004, compared to $30.1 million, or 30% of total sales, in the second quarter of 2003. The decrease in sales dollars in Europe was primarily due to lower Zip product sales, partially offset by new REV product sales and higher Sourced Branded product sales. Sales in Asia totaled $6.1 million, or 8% of total sales, in the second quarter of 2004, compared to $8.6 million, or 9% of total sales, in the second quarter of 2003. The decrease in sales dollars in Asia was primarily due to lower Zip product, Sourced Branded products and Network Storage Systems product sales, partially offset by REV product sales.

Sales for the six months ended June 27, 2004 of $161.8 million decreased $45.2 million, or 22%, when compared to sales of $207.0 million for the six months ended June 29, 2003. This decrease was primarily due to declining Zip product and Optical drive sales, partially offset by higher sales of the Company’s other Sourced Branded products and sales of the new REV products.

Zip product sales for the first six months of 2004 totaled $76.5 million, representing a decrease of $63.3 million, or 45%, compared to sales of $139.8 million for the first six months of 2003. Sales of Zip products represented 47% of total sales for the first six months of 2004, compared to 68% for the first six months of 2003. Zip drive sales of $42.6 million for the first six months of 2004 decreased by $41.7 million, or 50%, while Zip drive units decreased 45%. Zip OEM drive units accounted for approximately 51% of total Zip drive units in the first six months of 2004 compared to approximately 52% in the first six months of 2003. Zip disk sales of $33.8 million for the first six months of 2004 decreased by $21.6 million, or 39%, while Zip disk units decreased by 34% from the first six months of 2003. The decline in Zip drive and disk sales was greater than the respective Zip drive and disk unit declines primarily due to the increased usage of rebates and promotions during the first six months of 2004.

Sourced Branded product sales for the first six months of 2004 totaled $67.9 million, representing an increase of $11.3 million, or 20%, compared to sales of $56.6 million for the first six months of 2003. Sales of Sourced Branded products represented 42% of total sales for the first six months of 2004, compared to 27% for the first six months of 2003. The $11.3 million increase in Sourced Branded product sales resulted from increases of $6.7 million in Iomega Mini and Micro Mini USB drives, $6.5 million in DVD rewritable drives, $5.5 million in HDD drives and $3.9 million in floppy external drives, partially offset by an $11.3 million decrease in CD-RW drive sales. The Company began selling DVD rewritable and external floppy drives late in the first quarter of 2003. The higher overall Sourced Branded product unit volumes were partially offset by lower prices on all Sourced Branded products.

REV product sales for the first six months of 2004 totaled $7.5 million. REV drives and disks began shipping in April 2004. REV product sales represented 5% of total sales for the first six months of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Network Storage Systems sales for the first six months of 2004 totaled $7.4 million, representing a $2.0 million increase, compared to sales of $5.4 million for the six months of 2003. The higher sales were primarily due to Company’s strategy to concentrate on the entry-level and low-end markets as well as new product introductions that occurred during the first half of 2004.

Geographically, sales in the Americas totaled $86.3 million, or 53% of total sales, in the first six months of 2004, compared to $127.4 million, or 61% of total sales, in the first six months of 2003. The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by new REV product sales and Network Storage Systems sales. Sales in Europe totaled $62.9 million, or 39% of total sales, in the first six months of 2004, compared to $61.8 million, or 30% of total sales, in the first six months of 2003. The increase in sales dollars in Europe was primarily due to higher Sourced Branded product sales and new REV product sales, partially offset by lower Zip product sales. Sales in Asia totaled $12.6 million, or 8% of total sales, in the first six months of 2004, compared to $17.8 million, or 9% of total sales, in the first six months of 2003. The decrease in sales dollars in Asia was primarily due to lower Zip product sales, partially offset by REV product sales.

Gross Margin

The Company’s overall gross margin of $14.8 million, or 19%, in the second quarter of 2004 compares to $34.4 million, or 34%, in the second quarter of 2003. Total gross margin dollars in the second quarter of 2004 decreased $19.6 million, or 57% from the second quarter of 2003, primarily from a lower proportion of sales from the higher margin Zip products, lower Zip product margins and lower Sourced Branded product margins. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products and from lower Zip and Sourced Branded product gross margin percentages.

The Zip product gross margin percentage for the second quarter of 2004 of 38% decreased from 46% in the second quarter of 2003. The decline in Zip product gross margin percentage resulted primarily from higher product and manufacturing costs associated with lower volumes and certain end of life material charges.

The decline in Sourced Branded product gross margins for the second quarter of 2004, when compared to the second quarter of 2003, resulted primarily from lower CD-RW sales, price competition on Mini USB drive products without corresponding supplier cost reductions and the Company’s plan as previously disclosed, to lower margins in an attempt to gain greater retail penetration in the U.S. and the CD-RW market. It is the Company’s goal to partially offset the anticipated continued pricing pressures with increased sourcing and supply chain efficiencies as the Company moves to a single logistics provider for both the Americas and Europe during the third quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

The Company’s overall gross margin of $39.1 million, or 24%, for the first six months of 2004 compares to $71.5 million, or 35%, for the first six months of 2003. Total gross margin dollars in the first six months of 2004 decreased $32.4 million, or 45% from the first six months of 2003, primarily from a lower proportion of sales from the higher margin Zip products, lower Zip product margins and lower Sourced Branded product margins. The decrease in the gross margin percentage was primarily due to a lower proportion of sales from the higher margin Zip products and from lower Zip and Sourced Branded product gross margin percentages.

The Zip product gross margin percentage for the first six months of 2004 of 43% decreased from 46% in the first six months of 2003. The decline in gross margin percentage resulted primarily from higher product and manufacturing costs associated with lower volumes and certain end of life material charges.

The decline in Sourced Branded product gross margins for the first six months of 2004, when compared to the first six months of 2003, resulted primarily from lower CD-RW sales, price competition on Mini USB drive products without corresponding supplier cost reductions and the Company’s plan to lower margins in an attempt to gain greater retail penetration in the U.S. and the CD-RW market.

Future gross margin percentages will depend on a number of factors including: the future sales volume of Zip products; pricing actions or promotions; the mix between Zip products compared to Sourced Branded, REV and Network Storage Systems products; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100, 250 and 750 megabyte drives and disks (where megabyte equals 1 million bytes), as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the impact of rising Zip manufacturing costs and end of life material charges; the sales ramp of the new REV products; the impact of supply chain improvements on Sourced Branded product margins; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products, particularly REV products; start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

Zip PPM for the second quarter of 2004 was $10.7 million and decreased by $15.9 million, or 60%, compared to Zip PPM of $26.6 million for the second quarter of 2003. The decrease in Zip PPM resulted primarily from lower sales and lower gross margins as described above. Zip PPM as a percentage of Zip product sales decreased to 33% for the second quarter of 2004 from 40% for the second quarter of 2003, primarily from the lower gross margin percentages as described above, partially offset by lower operating expenses reflecting the cost savings from the 2003 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

The Sourced Branded product loss for the second quarter of 2004 was $1.2 million and declined by $2.6 million, compared to a positive PPM of $1.4 million for the second quarter of 2003. Sourced Branded PPM as a percentage of Sourced Branded product sales declined to a negative 4% in the second quarter of 2004 from a positive 5% in the second quarter of 2003. The Sourced Branded PPM decline in the second quarter of 2004 resulted primarily from lower gross margins resulting from pricing pressures on Optical drives and Iomega Mini and Micro Mini USB drives and lower Optical drive volumes.

REV products had a product loss of $6.7 million for the second quarter of 2004. REV products began shipping in April 2004. The REV product loss was attributable to development expenses in completing the REV products, manufacturing start-up costs and marketing launch expenses. It is the Company’s goal to achieve a positive PPM on REV products by the end of 2004 as volumes increase and manufacturing start-up costs wind down. However, the Company will continue to spend considerable resources generating awareness of this new product and can therefore provide no assurance that REV products will have a positive PPM by the end of 2004.

Network Storage Systems had a PPM of $0.3 million in the second quarter of 2004 which represented a $4.5 million, or 108%, improvement compared to a product loss of $4.2 million in the second quarter of 2003. The improved PPM resulted primarily from lower costs reflecting the Company’s reorientation of the Network Storage Systems product line during the fourth quarter of 2003 and high sales and marketing and research and development spending in the second quarter of 2003 when the Company was attempting to broaden the Network Storage Systems product offering by entering into the high end of the target market.

The New Technologies product loss of $3.4 million increased by $0.7 million, or 28%, in the second quarter of 2004 compared to a product loss of $2.7 million in the second quarter of 2003. The higher loss resulted from increased spending on the DCT technology.

As the Company has previously disclosed, its DCT business plan was dependent upon significant consumer electronics OEM adoption. Unfortunately, the Company was not successful in securing such OEM commitments. During the second quarter of 2004, the Company investigated the possibility of bringing the DCT technology to market as a stand-alone computer peripheral storage device. However, based on the Company’s recently completed analysis and objective evaluation of the market environment in which the DCT technology would compete, the Company has concluded that it does not have sufficient resources to simultaneously pursue the opportunities of the DCT technology and REV products. Consequently, the Company has decided not to launch an Iomega branded PC peripheral DCT device and intends to wind down DCT development activities during the third quarter of 2004. The Company continues to believe that DCT could be a compelling consumer technology in the hands of a company that has the resources to fully capitalize on this technology. Accordingly, the Company intends to continue to pursue licensing and other strategic alternatives for the DCT technology.

Depending upon the outcome of the strategic alternatives for the DCT technology, the Company could incur significant fixed asset impairment charges and other charges. At June 27, 2004, the Company had $3.8 million of fixed assets on its books related to the DCT technology, plus approximately $1 million in additional fixed assets that the Company has committed to but not yet procured.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

General corporate expenses that were not allocated to PPM of $16.6 million in the second quarter of 2004, decreased $3.3 million, or 16%, compared to $19.9 million for the first quarter of 2003. The $3.3 million decrease reflected the cost savings from the restructuring plans implemented in the third quarter of 2003, partially offset by $1.3 million of costs in the second quarter of 2004 related to the Company’s information technology system upgrade which was implemented at the beginning of the third quarter of 2004 and $0.6 million of ongoing costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

Zip PPM for the first six months of 2004 was $28.8 million and decreased by $27.1 million, or 48%, compared to Zip PPM of $55.9 million for the second quarter of 2003. The decrease in Zip PPM resulted primarily from lower sales and lower gross margins as described above. Zip PPM as a percentage of Zip product sales decreased to 38% for the first six months of 2004 from 40% for the first six months of 2003, primarily from the lower gross margin percentages as described above, partially offset by lower operating expenses reflecting the cost savings from the 2003 restructuring actions.

The Sourced Branded product loss for the first six months of 2004 was $0.7 million and declined by $2.1 million, compared to a PPM of $1.4 million for the first six months of 2003. Sourced Branded PPM as a percentage of Sourced Branded product sales declined to a negative 1% in the first six months of 2004 from a positive 2% in the first six months of 2003. The Sourced Branded PPM decline in the first six months of 2004 resulted primarily from lower gross margins resulting from pricing pressures on Optical drives and Iomega Mini and Micro Mini USB drives and lower Optical drive volumes.

Network Storage Systems had a product loss of $0.5 million in the first six months of 2004 which represented a $7.7 million, or 94%, improvement compared to a product loss of $8.2 million in the first six months of 2003. The improved PPM resulted primarily from lower costs reflecting the Company’s reorientation of the Network Storage Systems product line during the fourth quarter of 2003 and higher sales and marketing and research and development spending in the first six months of 2003 when the Company was attempting to broaden the Network Storage Systems product offering by entering into the high end of the target market.

The New Technologies product loss of $6.2 million increased by $1.7 million, or 37%, in the first six months of 2004 compared to a product loss of $4.5 million in the first six months of 2003. The higher loss resulted from increased spending on the DCT technology. The Company has announced that it intends to wind down its DCT development efforts during the third quarter of 2004.

General corporate expenses that were not allocated to PPM of $32.5 million for the first six months of 2004, decreased $2.2 million, or 7%, compared to $34.7 million for the first six months of 2003. The $34.7 million of general corporate expenses for the first six months 2003 included favorable net legal settlements of $6.0 million. The $2.2 million decrease, which includes the $6.0 million of favorable net legal settlements for the first quarter of 2003, reflected the cost savings from the restructuring plans implemented in the third quarter of 2003, partially offset by $2.4 million of expenses related to the Company’s information technology system upgrade which was implemented at the beginning of July 2004 and $0.6 million of ongoing costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $24.4 million for the second quarter of 2004 decreased by $3.4 million, or 12%, compared to $27.8 million for the second quarter of 2003. The $3.4 million decrease of selling, general and administrative expenses reflected the cost savings from the restructuring plans implemented in the third quarter of 2003, partially offset by marketing costs associated with the launch of the new REV products. Also included in the $24.4 million of selling, general and administrative expenses for second quarter of 2004 was $1.3 million of costs related to the Company’s information technology system upgrade which was implemented at the beginning of the third quarter of 2004 and $0.6 million of ongoing costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

Selling, general and administrative expenses increased as a percentage of sales to 32% for the second quarter of 2004, from 28% in the second quarter of 2003, as sales declined at a faster rate than overall selling, general and administrative costs and the Company incurred marketing costs associated with the launch of the new REV products.

Selling, general and administrative expenses of $47.6 million for the first six months of 2004 decreased by $3.6 million, or 7%, compared to $51.2 million for the first six months of 2003. The $51.2 million of selling, general and administrative expenses for the first six months of 2003 included favorable net legal settlements of $6.0 million. The $3.6 million decrease, which includes the $6.0 million of favorable net legal settlements for the first quarter of 2003, reflected the cost savings from the restructuring plans implemented in the third quarter of 2003, partially offset by marketing costs associated with the launch of the new REV products. Also included in the $47.6 million of selling, general and administrative expenses for the first six months of 2004 was $2.4 million of costs related to the Company’s information technology system upgrade which was implemented at the beginning of the third quarter of 2004 and $0.6 million of ongoing costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

Selling, general and administrative expenses increased as a percentage of sales to 29% for the first six months of 2004, from 25% in the first six months of 2003, as sales declined at a faster rate than overall selling, general and administrative costs and the Company incurred marketing costs associated with the launch of the new REV products. For the first six months of 2003, the $6.0 million of net favorable legal settlements equated to almost 3% as a percentage of sales.

The Company expects to incur higher than normal marketing costs in the remainder of 2004, similar to the levels incurred in the second quarter of 2004, to continue the launch and promote growth of its REV products.

Bad Debt

For the second quarter of 2004, a bad debt credit of $0.4 million was recorded, compared to a bad debt expense of $0.3 million for the second quarter of 2003. The $0.4 million bad debt credit for the second quarter of 2003 resulted primarily from the decrease in trade receivable balances during the second quarter of 2004. The $0.3 million bad debt expense for the second quarter of 2003 resulted from the establishment of $0.3 million in specific reserves for collection issues with Latin America customers.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Bad Debt (Continued)

For the first six months of 2004, a bad debt credit of $0.3 million was recorded, compared to a bad debt credit of $1.7 million for the first six months of 2003. The $1.7 million bad debt credit for the first six months of 2003 resulted primarily from a significantly large decrease in trade receivable balances during the first quarter of 2003, partially offset by the establishment during the second quarter 2003 of $0.3 million in specific reserves for collection issues with Latin America customers. At both June 27, 2004 and December 31, 2003, the Company had $0.9 million of trade receivables in excess of 180 days past due.

Research and Development Expenses

Research and development expenses of $6.7 million for the second quarter of 2004 were $0.9 million, or 12%, lower than research and development expenses of $7.6 million during the second quarter of 2003. The $0.9 million decrease in research and development expenses was primarily due to cost reductions reflecting the benefits of the 2003 restructuring actions, lower Network Storage Systems and Zip product research and development expenditures, partially offset by higher development expenditures for REV products and the DCT technology. Research and development expenses as a percentage of sales increased to 9% in the second quarter of 2004 as compared to the second quarter of 2003, primarily from sales decreasing faster than research and development costs.

Research and development expenses of $13.2 million for the first six months of 2004 were $3.0 million, or 19%, lower than research and development expenses of $16.2 million during the first six months of 2003. The $3.0 million decrease in research and development expenses was primarily due to the same factors discusses above in the preceding paragraph with respect to the second quarter of 2004. Research and development expenses as a percentage of sales remained flat at 8% in the first six months of both 2004 and 2003.

Even though REV products began shipping in April of 2004, the Company plans to incur continued significant development costs for REV products. Such costs will be associated with the planned development of SCSI and SATA interfaces (which the Company plans to introduce in the second half of 2004), continued software development costs and development costs on the second generation REV drive.

As discussed above in the section entitled, “Overview”, the Company has decided not to launch an Iomega branded PC peripheral DCT device and intends to wind down DCT technology development activities during the third quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal

The Company currently has restructuring reserves under two different restructuring actions, the 2001 restructuring actions and the 2003 restructuring actions. The following table summarizes the reserve balances related to each of these actions:

                                                            June 27,       December 31,
                                                              2004             2003
                                                            --------       ------------
                                                                 (In thousands)
Other Current Liabilities:
   2003 Restructuring Actions                               $ 1,600          $ 3,564
   2001 Restructuring Actions                                 4,195            4,598
                                                            -------          -------
      Total                                                 $ 5,795          $ 8,162
                                                            =======          =======

Fixed Asset Reserves:
   2003 Restructuring Actions                               $   348          $   597
   2001 Restructuring Actions                                   234              299
                                                            -------          -------
      Total                                                 $   582          $   896
                                                            =======          =======

During the first quarter of 2004, the Company recorded pre-tax restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company has been unable to sublease. During the second quarter of 2004, the Company recorded pre-tax restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were on transition during the second quarter of 2004.

During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed as part of the restructuring actions initiated during 2001, due to the original estimates being higher than what was utilized.

2003 Restructuring Actions

The Company recorded $14.5 million of pre-tax charges in 2003 for the 2003 restructuring actions including $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses, $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded in 2003 for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip Products segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. As of June 27, 2004, the Company has made $12.4 million in cash payments related to the 2003 restructuring actions, of which $1.5 million and $0.6 million was disbursed during the first and second quarters of 2004, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 additional employees worked on a transition basis into the second quarter of 2004 and 3 more employees are scheduled to work on a transition basis into the third quarter of 2004. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. The Company anticipates that the total separation payments or liability for the 198 employees notified during 2003 will be $6.7 million. During the first and second quarters of 2004, the Company recorded $0.3 million and $0.2 million, respectively, of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated. Additional expense of less than $0.1 million for severance and benefits costs is expected to be recorded as restructuring expense in the third quarter of 2004 related to the 3 employees who are on transition into the third quarter of 2004. None of these remaining charges will be allocated to any of the business segments. Other than these additional immaterial severance charges, the Company does not anticipate recording any other expenses related to the 2003 restructuring actions.

Remaining restructuring reserves in the amount of $1.6 million and $0.3 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 27, 2004. Utilization of and other activity relating to the 2003 restructuring charges during the quarter ended June 27, 2004 are summarized below:

                                     Balance           Utilized                                         Balance
                                                 --------------------
                                     03/28/04      Cash      Non-Cash     Additions    (Reversals)     06/27/04
                                     --------    ---------   --------     ---------    -----------     --------
                                                                  (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $   569      $ (370)     $    -        $ 165         $ (13)        $   351
   Lease termination costs             1,491        (242)          -            -             -           1,249
   Furniture                             516           -        (168)           -             -             348
                                     -------      ------      ------        -----         -----         -------
                                     $ 2,576      $ (612)     $ (168)       $ 165         $ (13)        $ 1,948
                                     =======      ======      ======        =====         =====         =======

Balance Sheet Breakout:
   Other current liabilities         $ 2,060      $ (612)     $    -        $ 165         $ (13)        $ 1,600
   Fixed asset reserves                  516           -        (168)           -             -             348
                                     -------      ------      ------        -----         -----         -------
                                     $ 2,576      $ (612)     $ (168)       $ 165         $ (13)        $ 1,948
                                     =======      ======      ======        =====         =====         =======

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Utilization of and other activity relating to the 2003 restructuring charges during the six months ended June 27, 2004 are summarized below:

                                     Balance           Utilized                                         Balance
                                                 --------------------
                                     12/31/03      Cash      Non-Cash     Additions    (Reversals)     06/27/04
                                     --------    ---------   --------     ---------    -----------     --------
                                                                  (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $ 1,323     $ (1,126)    $    -        $ 441        $ (287)        $   351
   Contract cancellations                500         (500)         -            -             -               -
   Lease termination costs             1,741         (492)         -            -             -           1,249
   Furniture                             597            -       (249)           -             -             348
                                     -------     --------     ------        -----        ------         -------
                                     $ 4,161     $ (2,118)    $ (249)       $ 441        $ (287)        $ 1,948
                                     =======     ========     ======        =====        ======         =======

Balance Sheet Breakout:
   Other current liabilities         $ 3,564     $ (2,118)    $    -        $ 441        $ (287)        $ 1,600
   Fixed asset reserves                  597            -       (249)           -             -             348
                                     -------     --------     ------        -----        ------         -------
                                     $ 4,161     $ (2,118)    $ (249)       $ 441        $ (287)        $ 1,948
                                     =======     ========     ======        =====        ======         =======

As of June 27, 2004, the remaining severance and benefits are associated with the 3 employees who are on transition until the third quarter of 2004 and for those employees who are receiving their severance payments on a continuous payment basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease these facilities. The Company anticipates completing the disposal of the furniture during 2004.

2001 Restructuring Actions

During the third quarter of 2001, the Company recorded pre-tax restructuring charges of $33.3 million. The $33.3 million of restructuring charges recorded in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs, and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce.

During the first quarter of 2003 severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the first quarter of 2004, the Company recorded an additional $0.5 million in restructuring charges for the Ireland facility due to continuing depressed real estate market conditions in Ireland.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Remaining restructuring reserves in the amount of $4.2 million and $0.2 million are included in the Company’s other current liabilities and fixed asset reserves, respectively, as of June 27, 2004. Utilization of the 2001 restructuring reserves during the quarter ended June 27, 2004 is summarized below:

                                     Balance           Utilized            Balance
                                                 --------------------
                                     03/28/04      Cash      Non-Cash      06/27/04
                                     --------    --------    --------      --------
                                                     (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 2,964      $ (235)     $   -        $ 2,729
   Leasehold improvements and
      furniture                          266           -        (32)           234
                                     -------      ------      -----        -------
                                       3,230        (235)       (32)         2,963
                                     -------      ------      -----        -------

Europe Reorganization:
   Lease cancellations                 1,680        (214)         -          1,466
                                     -------      ------      -----        -------
                                     $ 4,910      $ (449)     $ (32)       $ 4,429
                                     =======      ======      =====        =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,644      $ (449)     $   -        $ 4,195
   Fixed asset reserves                  266           -        (32)           234
                                     -------      ------      -----        -------
                                     $ 4,910      $ (449)     $ (32)       $ 4,429
                                     =======      ======      =====        =======

Utilization of and other activity relating to the 2001 restructuring reserves during the six months ended June 27, 2004 are summarized below:

                                     Balance           Utilized                         Balance
                                                 --------------------
                                     12/31/03      Cash      Non-Cash     Additions     06/27/04
                                     --------    --------    --------     ---------     --------
                                                          (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 3,274      $ (545)     $   -         $   -       $ 2,729
   Leasehold improvements and
      furniture                          299           -        (65)            -           234
                                     -------      ------      -----         -----       -------
                                       3,573        (545)       (65)            -         2,963
                                     -------      ------      -----         -----       -------

Europe Reorganization:
   Lease cancellations                 1,324        (402)         -           544         1,466
                                     -------      ------      -----         -----       -------
                                     $ 4,897      $ (947)     $ (65)        $ 544       $ 4,429
                                     =======      ======      =====         =====       =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,598      $ (947)     $   -         $ 544       $ 4,195
   Fixed asset reserves                  299           -        (65)            -           234
                                     -------      ------      -----         -----       -------
                                     $ 4,897      $ (947)     $ (65)        $ 544       $ 4,429
                                     =======      ======      =====         =====       =======

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

As of June 27, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease two of the facilities, where the leases expire in 2009 and 2023.

Interest Income

Interest income of $0.4 million in the second quarter of 2004 decreased $1.2 million, or 78%, from $1.6 million in the second quarter of 2003. Interest income of $0.7 million for the first six months of 2004 decreased $2.8 million, or 79%, from $3.5 million in the first six months of 2003. The decreases in interest income for the second quarter and six month periods resulted primarily from lower cash, cash equivalents and temporary investment balances resulting from the $257.2 million one-time cash dividend payment made on October 1, 2003 and from operating losses. Interest income was also impacted by lower interest rates for both the second quarter and six month periods.

Income Taxes

For the quarter ended June 27, 2004, the Company recorded a net tax provision of $3.5 million, on a pre-tax loss of $16.3 million. The net provision was comprised of a $12.5 million tax increase in the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $6.4 million on the quarter’s pre-tax loss, and a $2.6 million benefit resulting primarily from the release of tax accruals associated with the Company’s foreign operations. Included in the $12.5 million increase in the valuation allowance was an $8.5 million valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits were the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The resulting effective tax provision rate of 21% on a pre-tax loss for the second quarter of 2004 resulted from the valuation allowance and release of tax accruals described above. This compares to an income tax benefit of $4.6 million on a pre-tax loss of $0.2 million for the second quarter of 2003, which reflected $4.6 million of research tax credits that were recorded following the completion of a research tax credit study and an IRS audit.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. At the completion of the analysis, the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003 and that no adjustments to the tax provisions were required in any other prior period.

The realizability of the deferred tax assets is evaluated quarterly in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when it is more likely than not that the deferred tax assets will not be realized.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                                   June 27,
                                                                     2004        Expiration Dates
                                                                   --------      ----------------
                                                                (In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
   Federal NOLs (1)                                                $  7,942      2022 to 2023
   State NOLs                                                         8,713      2004 to 2022
   Foreign NOLs                                                      12,437      2004 to 2006
   Capital losses                                                       430      2006
                                                                   --------
                                                                   $ 29,522
                                                                   ========

Tax Credit Deferred Tax Assets:
   Foreign tax credits                                             $ 24,154      2005 to indefinite
   Research credits                                                  10,009      2007 to 2023
   Alternative minimum tax credits                                    1,248      Indefinite
                                                                   --------
                                                                   $ 35,411
                                                                   ========
(1) NOLs = Net Operating Loss Carryforwards

At June 27, 2004, the Company had $7.9 million of deferred tax assets related to U.S. federal net operating loss carryforwards (“NOLs”), which reflect a tax benefit of approximately $23 million in future U.S. federal tax deductions. At June 27, 2004, the Company had $8.7 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $218 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) The difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company’s foreign subsidiaries.

Net deferred tax liabilities for the Company at June 27, 2004 were $13.4 million. As of June 27, 2004, deferred tax liabilities for estimated U.S. federal and state income taxes and foreign withholding taxes of $60.3 million have been accrued on unremitted foreign earnings of $170.8 million. Taxes have not been provided for unremitted foreign earnings of $10.5 million as these earnings are considered to be permanently invested in non-U.S. operations.

For the six months ended June 27, 2004, the Company recorded a net tax provision of $2.8 million, on a pre-tax loss of $21.9 million. The net tax provision was comprised of a $13.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $8.5 million on the pre-tax loss for the six months ended June 27, 2004 and a $1.9 million benefit resulting primarily from the release of tax accruals associated with the Company’s foreign operations. Included in the $13.2 million increase in the valuation allowance was an $8.5 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits were the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The resulting effective tax provision rate of 13% on a pre-tax loss for the six months ended June 27, 2004, resulted from the increase in the valuation allowance and the release of tax accruals described above. This compares to an income tax benefit of $0.8 million on pre-tax income of $8.9 million for the six months ended June 29, 2003, which reflected $4.6 million of research tax credits partially offset by an income tax provision of $3.8 million. The resulting effective tax benefit rate of 9% on pre-tax income for the six months ended June 29, 2003 resulted from the $4.6 million of research tax credits.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

At June 27, 2004, the Company had total cash, cash equivalents and temporary investments of $134.2 million compared to $168.9 million at December 31, 2003, a decrease of $34.7 million or 21%.

At both June 27, 2004 and December 31, 2003, $0.7 million of total cash, cash equivalents and temporary investments were on deposit in the U.S., for the U.S. entity.

At June 27, 2004, the remaining $133.5 million of non-U.S. entities’ total cash, cash equivalents and temporary investments were on deposit in the U.S. and foreign countries (primarily Western Europe), compared to $168.2 million at December 31, 2003. The repatriation of any of the $133.5 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%. However, the amount of cash required for U.S. federal and state taxes will be less than the Company’s 37% rate due to the availability of the Company’s existing federal and state NOLs and tax credit carryforwards. Any taxes paid on the repatriation of cash to the U.S. would not impact the condensed consolidated statement of operations as taxes have already been provided on these foreign earnings.

Working capital of $105.0 million at June 27, 2004 decreased by $26.5 million, or 20%, compared to $131.5 million at December 31, 2003. The decrease in working capital resulted primarily from lower cash, cash equivalents and temporary investments, lower trade receivables, lower inventories and lower current deferred income taxes, partially offset by lower other current liabilities and accrued restructuring charges, lower income taxes payable and lower accounts payable.

For the six months ended June 27, 2004, cash used by operating activities amounted to $26.1 million, a decrease of $33.5 million, compared to cash provided by operating activities of $7.4 million for the six months ended June 29, 2003. The primary drivers for the usage of cash in the first six months of 2004 were $16.5 million for the product loss and capital expenditures for REV products, $8.3 million for the development costs, other related costs and capital expenditures for the DCT technology, $3.1 million for restructuring disbursements, $2.7 million for the payment of annual management bonus plans and changes in current assets and current liabilities as described below. As discussed in the section entitled, “Overview”, the Company’s goal is to reverse the negative cash flows from operations through the cancellation of the DCT technology program and through future restructuring and other cost reductions. However, the Company can give no assurance that it will be successful in this regard.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Trade receivables decreased for the six months ended June 27, 2004 primarily from lower sales. Days sales outstanding (“DSO”) in receivables improved slightly from 36 days at December 31, 2003 to 33 days at June 27, 2004. DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the quarter ended of the applicable year. Current deferred income taxes decreased primarily due to the lower accrued expense reserves, such as restructuring reserves. Other current liabilities decreased primarily from lower accrued payroll, vacation and bonus accruals due to the payment of annual management bonus plans in January 2004 that were accrued at December 31, 2003, lower restructuring accruals primarily due to utilization of the accruals (see the section above entitled, “Restructuring Charges and Reversals”) and lower accrued excess purchase commitments due to accrual utilization (through payments), transfer to inventory reserve (associated with inventory receipts) and reduction in certain supplier exposures. Income taxes payable decreased due to the decrease in tax accruals for the Japanese and French foreign operations. Accounts payable decreased due to lower purchases reflecting the lower sales volumes.

During the first six months of 2004, the Company did not repurchase any shares of the Company’s Common Stock. However the Company’s treasury share balance increased by 1,321 shares for restricted Common Stock that was forfeited back to the Company for no consideration in conjunction with the Company’s Management Incentive Plan. As of June 27, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of past and future restructuring actions, capital expenditures and cash required for other activities for at least one more year. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined at this time and will depend on a number of factors, including the market demand for the Company’s products, the future sales volume of Zip and REV products, future restructuring or other charges (including those that may be incurred during the second half of 2004) which may consume cash, the Company’s ability to slow its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the financial stability of the Company’s customers, the success of the Company in managing its inventory, forecasting accuracy, litigation exposures or other unforeseen liabilities, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources and/or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results

Demand for the Company's Products and Operating Efficiencies

The Company’s future operating results will depend, in large part, upon the Company’s ability to achieve and maintain sufficient market demand and presence for its products to allow it to operate profitably and efficiently. The Company’s ability to accomplish these objectives will depend on a number of factors, including the following:

  Market demand for digital storage products in general;

  Successful marketing and acceptance of the Company's recently-released REV products;

  Success of the Company in establishing OEM arrangements and meeting OEM quality, supply, and other requirements on REV products;

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Zip Drives and Disks

From 1996 through the first quarter of 2004, sales of Zip products accounted for a significant majority of the Company’s revenues. More importantly, in recent years, the Company’s Zip products have been the Company’s only significant source of positive PPM. However, for the past several years Zip product sales have declined consistently and significantly on a year-over-year basis, both in terms of unit volumes and sales dollars. For example, in the second quarter of 2004, Zip product sales were $32.3 million, a decrease of $34.1 million, or 51%, from the second quarter of 2003. In the second quarter of 2004, Zip drive and disk units decreased 50% and 33%, respectively, compared to the second quarter of 2003. Overall Zip product sales in calendar year 2003 were $246.1 million, which represented a decline of $232.4 million, or 49%, from calendar year 2002 Zip product sales of $478.5 million.

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

  Increasing difficulty in generating demand for Zip products through promotions and

  Potential disruptions in the supply of Zip drives and disks from the Company's suppliers as Zip product volumes continue to decline.

Indeed, in the second quarter of 2004, for the first time, the sales of low-margin Sourced Branded products exceeded the sales of high-margin Zip products. The Company has launched the new REV product line, has launched a line of Network Storage Systems products and has broadened its line of Sourced Branded products in an attempt to create additional revenue streams. However, the Company’s profitability will remain dependent on maximizing, to the extent possible, sales of Zip drives and disks until and unless the Company demonstrates an ability to launch and sell other products profitably (particularly REV products). The Company can provide no assurance that it will ever be successful in this regard.

As the Company’s Zip drive and disk sales have declined, it has consistently been losing shelf space for Zip products with its key resellers and retailers because of reduced volumes. In addition, the Company no longer has the ability to leverage demand for its Zip products into demand for other products. The Company anticipates increasing challenges in these areas for the remainder of the Zip product life cycle. Although the Company attempts to offer competitive sales and marketing programs to induce channel customers to continue to purchase Zip products and other offerings, there is no assurance that the Company will be successful in this regard.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

The Company sells a significant percentage of its total volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. Moreover, the fact that the number of OEM customers is relatively small presents a risk that the loss of one or more key OEM accounts would have an immediate, material adverse effect on the Company’s financial condition or operating results. Computer OEM customers have adopted CD-RW and DVD rewritable drives as standard product features. The Company believes that this adoption, which has had a material adverse impact on the Company’s Zip business, is not reversible. OEMs will gradually cease offering the Zip drive as a built-in option or will stop purchasing the Company’s Zip products altogether. When that occurs, the adverse impact on the Company may be significant. The Company cannot predict when that will occur.

As the Company’s Zip product volumes continue to decline, suppliers of several critical components of both Zip drives and disks have indicated that they will stop producing, or “End of Life,” such components. In such cases, the Company attempts to make an End of Life purchase on the required component(s) based on its estimates of all future requirements. The End of Life of such components raises a number of ongoing business risks, including risks such as the following:

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

The Company will need to properly manage the End of Life processes for such components and will need to secure the cooperation of component suppliers to ensure ongoing Zip product profitability. The Company can give no assurance that it will be able to do so.

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary. During the second quarter of 2004, the Company reviewed goodwill and has determined that the Zip goodwill is not currently impaired.

In addition, as the Company’s Zip product volumes continue to decline, it becomes increasingly difficult for the Company to forecast Zip product revenue streams, to manage the Company’s supply of Zip products and to manage inventory of Zip products at distributors and retailers. The Company can give no assurance that it will be able to successfully manage these factors. Moreover, the Company has been unable to accurately forecast and predict the actual rate of Zip product decline over time. Any significant negative change in the rate of the decline, from the Company’s internal forecasts, from quarter to quarter or year to year, will have a negative impact on financial results because the Company is generally unable to quickly make a corresponding reduction in operating expenses or other costs. Consequently, the Company is unable to provide any assurance that it will be able to maintain the positive PPM from its Zip business, which has been critical to the Company’s performance in recent years.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Sourced BrandedProducts

The Company ships a variety of sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third-party suppliers). These include CD-RW drives, DVD rewritable drives, HDD, Iomega Mini and Micro Mini USB drives and external floppy disk drives. Unlike its Zip business, the Company’s Sourced Branded Products business has never provided a significant source of PPM. There are a number of material differences between the Sourced Branded and Zip businesses, including the following: a) the Company does not own any significant intellectual property relating to its Sourced Branded products; b) there is intense competition between different manufacturers and providers of Sourced Branded products; c) there is a need to continually requalify new drives and products as existing drives and products come into short supply or become obsolete and d) in the case of CD-RW, DVD rewritable and external floppy disk drives, these drives use very low-cost, non-proprietary discs available from many sources, unlike Zip drives. The overall Sourced Branded products business is characterized by low or even negative gross margins, continuing end user price reductions, the frequent introduction of performance upgrades and intense competition from both brand name and generic, low-cost competitors. One or more of these factors could compel the Company to initiate an inventory write-down with respect to its Sourced Branded products. In light of these factors, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can consistently achieve these objectives, and historically it has failed to do so. Since the Company entered the optical market in 1999 and began sourcing products from other third-party suppliers, the Company has reported product losses on its Optical and the Sourced Branded business as a whole every year through 2003.

In spite of these challenges, the Company believes it must maintain a presence in the various sourced branded products markets in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers. The Company’s Sourced Branded products business activities are focused on reducing product costs and operating expenses, improving inventory management processes, completing final assembly processes at the regional level in order to increase efficiencies and reduce costs, receiving more favorable contract terms, enforcing contract rights, improving product life cycle management and revising channel marketing programs with the ultimate goal to achieve profitability or to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at significantly lower prices than the Company. In addition, the overall market for aftermarket external CD-RW drives is shrinking, due to factors such as the following: a) PC OEMs continue to offer internal CD-RW drives as a standard product feature, thereby minimizing market demand for aftermarket external CD-RW drives; b) customers continue to transition from CD-RW drives to DVD rewritable drives and c) aftermarket internal CD-RW drives are now significantly less expensive than external drives. The Company is trying to mitigate the impact of the shrinking aftermarket external CD-RW drive market by offering external DVD drive products; however, there is no guarantee that this strategy will be successful.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liabilities which could exceed the profits or even the revenues that the Company would recognize from selling such products. In order to successfully compete in this market, the Company must accurately forecast demand, secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and avoid holding excessive inventory. In addition, the Company must ensure access to an adequate supply of products in the face of potential shortages of particular products or of key components thereof. The Company is initiating a “regional box build” process by which certain Sourced Branded products will undergo final assembly in various worldwide locations. This process is intended to increase efficiency by allowing the Company greater flexibility to respond to demand for products while allowing the Company to carry less inventory. There can be no assurance that the “regional box build” strategy will achieve its stated objectives and supply and quality risks exist while the process is being implemented. In addition, there is no assurance that the Company can or will be able to successfully manage any of the other risks set forth above or achieve sustainable profitability on these products.

Network Storage Systems

In 2002, the Company introduced a line of Network Attached Storage (“NAS”) servers. The NAS market is dominated by large computer providers (including Dell and HP), is highly price competitive, primarily relies upon VARs to resell the products and requires core competencies in server, software, systems integration and networking technologies. Although the Company did achieve a positive product profit margin on its Network Storage Systems in the second quarter of 2004, the Company has not yet demonstrated an ability to consistently operate profitably in this market. In 2002, the Company incurred start-up expenses relating to NAS product qualification, launch and customer support in excess of its expectations. During 2003, the Company recorded product losses in excess of $17.9 million in its Network Storage Systems operations due to under-absorbed operational overhead due to lower than planned volumes and from higher sales and marketing and research and development spending designed to broaden the Company’s Network Storage Systems product offerings. With the exception of the second quarter of 2004, the Company has recorded Network Storage Systems product losses in every quarter since it established this segment.

During the fourth quarter of 2003, the Company decided to focus on the entry level segment of the market and is in the process of exiting the high end (products costing $5,000 to $25,000 per unit) of the market. Despite efforts and spending on marketing and product introductions during 2002 and 2003, the Company was not successful in penetrating the high end of the market and first tier corporate reseller channels and thus made the decision to exit this market. In conjunction with this re-alignment, at the end of December 2003, the Company incurred $2.3 million of inventory and other charges to exit the high end NAS market. During 2004, the Company plans to focus on the sales of NAS servers with capacities ranging from 160GB to 1 terabyte, where one terabyte equals 1 trillion bytes. By focusing on the entry-level and low-end markets, the Company expects to better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. The Company can provide no assurance that these actions will help it to build a profitable sustained Network Storage Systems business.

The Company has not yet successfully developed, nor can there be any assurance that the Company will successfully develop, the necessary core competencies to compete in this market segment. Consequently, the Company can provide no assurance that its NAS products will be successful, that the Company will be successful in implementing its Network Storage Systems strategy, that the Company will be able to resolve any of the other challenges set forth above or that the Company will ever achieve significant or consistent profitability on this product line.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Development and Introduction of New Products and New Revenue Streams

In light of continuing declines in the Zip business, the Company believes that it must either develop or acquire the right to sell new products that are profitable in order to remain viable. However, the Company’s efforts in this regard have been unsuccessful in recent years. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced additional sourced branded products including desktop and portable HDD drives and Iomega Mini USB drives as well as NAS servers. In 2003, the Company introduced external floppy disk drives. With the exception of the external floppy disk drive, the Company has not been able to maintain profitable operations on any of the other Sourced Branded products, for any sustained period of time.

The Company has spent significant resources developing two new high capacity removable storage devices, referred to as REV products and the DCT technology. These are discussed in more detail below. In addition, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, networking, data security, services and other related areas. The Company may spend significant resources attempting to develop new technology products, attempting to market new products incorporating such products or applications, or otherwise attempting to acquire the rights to new technologies. There is no assurance that the Company will be successful in any of these endeavors.

Recent Introduction of REV Products

In April 2004, the Company began shipping the first products in its REV products family. The Company’s current REV products consist of a drive (in both external USB 2.0 and internal ATAPI versions) and removable cartridges with a native capacity of 35GB and up to 90GB compressed. The Company plans to introduce additional REV products with the same capacities in the second half of 2004. The Company’s recent introduction of REV products entails numerous risks, including risks relating to factors such as the following:

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

In light of the consistent and significant declines in Zip product sales, it is unlikely that the Company will be able to operate profitably unless the REV product line generates significant positive PPM. However, a number of risks -- in addition to those set forth above -- exist with respect to the Company's recent introduction of REV products. Unforeseen technical, supplier and manufacturing challenges -- either hardware or software related -- could manifest themselves at any time. The Company believes that the ultimate commercial success of REV products is dependent upon significant OEM acceptance. Although qualification discussions and testing have begun with several OEMs, as of the date of this filing, no agreements with any "tier one" OEMs have been executed. There can be no assurance that the Company will be able to successfully resolve any of these challenges, problems or risks.

Development of DCT Technology

Over the past several years, the Company has spent significant resources developing the DCT technology. The Company previously stated that it intended to launch the DCT technology in the summer of 2004. However, after conducting market research and attempting to objectively evaluate the market environment in which the DCT technology would compete, the Company has concluded that it will not launch an Iomega-branded PC peripheral DCT device in the foreseeable future. Rather, the Company intends to wind down its DCT technology development activities during the third quarter of 2004. The Company plans to pursue licensing and other strategic alternatives for the DCT technology with partners whom the Company believes have the resources to fully capitalize on DCT technology. However, the Company can offer no assurance that it will be able to enter into any such license or other arrangement. The Company may incur material write-offs and other charges relating to its decision to wind down the DCT technology development, depending upon factors such as:

  The Company's success or lack of success in entering into a license or other strategic arrangement relating to DCT technology and
  The Company's ability or inability to determine any alternative use for the DCT technology or its related fixed assets.

The decision to refrain from launching an Iomega-branded PC peripheral DCT device was based in part upon the Company’s belief that the DCT and REV products would appeal to fundamentally different consumers and customers in fundamentally different markets. The Company did not feel that it had sufficient resources to simultaneously pursue these fundamentally different customers and markets. The Company believes that its decision to wind down the DCT technology development will allow it to focus marketing, engineering, and other resources on REV products in an effort to establish a sustainable profitable REV business. However, the Company can offer no assurance that its efforts in this regard will be successful.

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

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain trade receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future. In addition, there is a risk that key resellers, distributors and resellers who sell the Company’s products may require the Company to offer them increasingly favorable credit and purchase terms and conditions in exchange for continuing to carry the Company’s products. Such terms could have an adverse effect upon the Company. The Company has outsourced certain collection functions and is therefore reliant upon third-party service providers for such collection activities. Any failure of the third-party service provider to perform adequately or any dispute between the Company and the service provider could have an adverse effect upon the Company.

Information Technology System Upgrade

During the third quarter of 2003, the Company began a project to upgrade the Company’s information technology system, re-engineer its business processes and upgrade its Enterprise Resource Planning (“ERP”) systems. In July of 2004, the Company began implementing these upgraded systems and work on these upgrades will continue into the third quarter of 2004. The ultimate goal of these combined projects is to reduce costs by simplifying business processes and reducing the number of systems needed to be maintained. There is no assurance that the Company will reduce costs or simplify processes a result of the system upgrade and business process changes. During the system upgrade implementation process and thereafter, there is a risk that product shipments may be delayed or other significant operational and informational interruptions could occur and, in fact, the Company has experienced start-up issues and product shipment disruptions during July 2004.

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
  New product introductions;
  Seasonal fluctuations;
  Company and customer promotions;
  Consolidation of customer distribution centers and
  Customer and market demand for the Company's products and perceptions of the Company's ability to meet demand.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company’s results of operations.

Product Procurement

On November 1, 2002, the Company sold its Penang Manufacturing Subsidiary to a third party. The Company entered into a five-year manufacturing services agreement with the third party for the manufacture and supply of Zip drives and certain other products. As a result of this transaction, the Company faces the following risks: the Company no longer has direct control over the manufacturing processes of Zip drives, Zip disks, and other products (including REV drives and disks); the Company’s ability to quickly increase or decrease production rates may be impaired; the Company’s lack of control over its manufacturing processes may increase the risk that quality or reliability problems may arise with respect to its products and the Company has incurred increased product and operational costs, and may incur additional product and operational costs in the future. For example, Zip product prices agreed to with the third-party contract manufacturer are contingent upon the Company purchasing certain volumes. The Company has incurred significant incremental costs as a result of not meeting the targeted volumes on Zip drives and the Company may incur additional such costs in the future.

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

Component Supplies

Although the Company has sold its Penang Manufacturing Subsidiary, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. In addition, the Company has only one supplier of certain key products. As Zip product volumes have declined, multiple suppliers have imposed component price increases and the Company has incurred End of Life material charges, which increases the overall cost of the Zip products and this trend is expected to continue. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

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
  The Company's material costs might increase, thereby reducing product gross margins and
  The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

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

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. In addition, as of June 27, 2004, the Company employed 578 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation, regardless of outcome, may have an adverse effect upon the Company’s profitability or public perception.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Restructuring and Other Cost Reduction Activities

The Company plans to evaluate its operational expenses during the third quarter of 2004 with the goal to align its cost structure with the Company’s future business direction and expected revenue streams. As a result, the Company expects to incur restructuring and other charges in an effort to reduce ongoing operational costs. There is no assurance that these actions will lead to sustainable cost reductions or will otherwise benefit the Company. In addition, in carrying out these actions, the Company is at risk that key personnel, experience or knowledge may be lost. The Company may incur legal liabilities and claims associated with any restructuring actions or layoff.

Retention of Key Personnel

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so. Some skilled and experienced employees voluntarily resigned from the Company during the first six months of 2004 and there is a risk of additional resignations by such employees, particularly in light of recent restructuring activities, the Company’s recent financial performance and recent improvements in the U.S. economy. The Company regularly reviews and modifies its compensation programs as a tool to facilitate retention of key employees in an increasingly competitive job market. As part of its overall employee retention program, the Company has decided to more broadly grant stock options to key employees as compared to its practice in the past few years. The Company is expensing such stock option grants and incurring stock compensation expenses.

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

Effective January 1, 2003, the Company began expensing the cost of stock options that the Company grants to employees. As a result of the payment of the one-time $5.00 cash dividend on October 1, 2003, after the payment, all of the Company’s outstanding stock options are being accounted for under the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. It is difficult to estimate the impact that expensing stock options will have on the Company’s statement of operations as this expense is dependent upon variables that are difficult to predict, such as the number of options to be granted during a period, the price of the Company’s Common Stock at the time of grant, the stock price volatility, the risk free interest rate during the period and the expected average life of the option. A slight change in any one of these variables can materially affect the amount of compensation expense to be recorded.

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

The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using only forward contract instruments to hedge its net balance sheet exposures. The contracts are primarily in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

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

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK: (Continued)

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.8 million at June 27, 2004 and $2.4 million at December 31, 2003. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of June 27, 2004 and December 31, 2003, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

The Company did not have any significant debt outstanding at June 27, 2004 and December 31, 2003. Should the Company need to borrow funds in the future, it would be subject to credit-based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.4 million and $0.8 million during the second quarter and six months ended June 27, 2004, respectively. If the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.1 million and $2.3 million during the second quarter and six months ended June 29, 2003, respectively. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

The Company’s temporary investments are purchased with maturities in excess of three months. Temporary investments at June 27, 2004 consisted primarily of U.S. treasuries, corporate notes, bonds and paper and U.S. agencies. Temporary investments at December 31, 2003 consisted primarily of corporate notes, bonds and paper, U.S. treasuries, certificates of deposit, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments has an effective maturity greater than 24 months and at both June 27, 2004 and December 31, 2003, the average duration of the Company’s temporary investments was approximately 14 months. At June 27, 2004, the Company had debt security investments of $36.0 million that will mature within one year and $30.0 million that will mature in more than one year but less than two years. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and interim chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and interim chief financial officer concluded that as of June 27, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and interim chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As previously discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, during the first quarter of 2004, the Company’s independent auditors for the year ended December 31, 2003, notified the Company’s Audit Committee that they had identified a reportable condition regarding the Company’s internal controls. The condition, which was not a material weakness, related to the controls around the preparation of the fourth quarter 2003 tax provision, which the Company believed was particularly complex due, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. In the first quarter of 2004, the Company extended by one week the time between fiscal quarter end and the time that it publicly announces financial results for the completed quarter to allow for further review and analysis of financial results and tax provisions before their disclosure. Also, during the second quarter of 2004, the Company further added an additional layer of review by hiring an independent third party to review the quarterly tax provision. The Company believes that these actions adequately address the condition.

No other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 27, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II– OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES:

The Company did not sell any equity securities during the second quarter of 2004 that were not registered under the Securities Act of 1933.

During the second quarter of 2004, the Company did not repurchase any shares of the Company’s Common Stock. As of June 27, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company’s 2004 Annual Meeting of Stockholders was held on Tuesday, May 25, 2004. At the Annual Meeting, the Company’s stockholders voted upon the following three proposals:

  Election of six directors, each for a one-year term.
  Approval of an amendment to the 1987 Stock Option Plan to reduce the exercise price of each outstanding option under this plan by $5.00 per share (but in no event below the par value of the common stock, or $.03 1/3 per share) which is equal to the special one-time $5.00 per share dividend that was paid on October 1, 2003.
  Approval of an amendment to the Second Amended and Restated 1995 Director Stock Option Plan to reduce the exercise price of each outstanding option under this plan by $5.00 per share (but in no event below the par value of the common stock, or $.03 1/3 per share) which is equal to the special one-time $5.00 per share dividend that was paid on October 1, 2003.

The following table indicates the votes received for each proposal, each of which was approved by the Company’s stockholders.

                                                                               Against/                     Broker
                       Proposal                              For               Withheld       Abstain     Non-Votes
      ------------------------------------------          ----------          ---------       -------     ----------
1.    Election of six directors, each
         for a term of one year:
            Robert P. Berkowitz                           44,640,968          1,549,435           -           -
            Bruce B. Darling                              45,571,681            618,722           -           -
            Stephen N. David                              44,606,135          1,584,268           -           -
            Margaret L. Hardin                            45,614,378            576,025           -           -
            Werner T. Heid                                45,576,855            613,548           -           -
            John E. Nolan                                 44,639,743          1,550,660           -           -

2.    Approval of the amendment to the 1987
      Stock Option Plan                                   22,875,766          2,404,297      1,466,702    19,443,638

3.    Approval of the amendment to the Second
      Amended and Restated 1995 Director  Stock
      Option Plan                                         21,864,070          3,409,424      1,473,273    19,443,636

IOMEGA CORPORATION AND SUBSIDIARIES
PART II– OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits. The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

(b)	Reports on Form 8-K. On July 22, 2004, the Company furnished a Form 8-K announcing the Company’s pre-tax financial results for the second quarter ending June 27, 2004 under Item 12, “Results of Operations and Financial Condition”.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2004 Dated: August 5, 2004	IOMEGA CORPORATION
        (Registrant)

/s/ Werner T. Heid
Werner T. Heid
       President and Chief Executive Officer

/s/ Thomas D. Kampfer
Thomas D. Kampfer
       Vice President, General Counsel and
              Secretary and Interim Chief Financial
              Officer

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

10.20	Second Half 2004 Bonus Plan.

31.7	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.8	Section 302 certification letter from Thomas D. Kampfer, Vice President, General Counsel and Secretary and Interim Chief Financial Officer.

32.5	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.6	Section 906 certification letter from Thomas D. Kampfer, Vice President, General Counsel and Secretary and Interim Chief Financial Officer.