Form 10-Q
period 2004-09-26
IOMEGA CORP
filed 2004-11-04
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

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

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes       X           No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2004.

Common Stock, par value $.03 1/3 (Title of each class)	51,588,642 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Note Regarding Forward-Looking Statements..........................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 26, 2004
             and December 31, 2003.................................................................       4

         Condensed Consolidated Statements of Operations for the Quarters
             Ended September 26, 2004 and September 28, 2003.......................................       6

         Condensed Consolidated Statements of Operations for the Nine Months
             Ended September 26, 2004 and September 28, 2003................................. ......      7

         Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 26, 2004 and September 28, 2003.......................................       8

         Notes to Condensed Consolidated Financial Statements......................................       9

Item 2.  Management's Discussion and Analysis of Financial

                                             PART II - OTHER INFORMATION

Copyright © 2004 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, REV, HotBurn, Active Disk, Iomega Automatic Backup, Iomega Sync, Micro Mini, QuikTouch, ioLink and IoClub are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. All other trademarks referenced herein are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, statements referring to:

  plans to pursue licensing agreements for the Digital Capture Technology development program (“DCT Program”);
  goals to recruit original equipment manufacturer (“OEM”) customers for REV products;
  plans to develop and introduce follow-on REV products and plans to launch the REV-based Autoloader during the fourth quarter of 2004;
  the Company's goal to increase REV revenues, gross margins and PPM;
  expected cost and expense savings from the 2004 restructuring actions and expected charges in the fourth quarter of 2004 and the first quarter of 2005 related to the 2004 restructuring actions;
  attempts to manage the continued decline in the Company’s core Zip Products business;
  the expected sales volumes and profitability, or the lack thereof, on certain product lines;
  the Company’s continued goal to profitably grow its Network Storage Systems (“NSS”) business;
  the timeframe to achieve overall Company profitability and the goal to reverse negative cash flows from operations;
  the Company’s belief that its balance of unrestricted cash, cash equivalents and temporary investments is sufficient to operate the business and fund the investments required for REV products and other new products for at least one more year;
  anticipated benefits from the Company’s information technology system upgrade;
  anticipated benefits from the Company’s transition to a new worldwide logistics provider;
  the expectation of continuing to lower product procurement costs;
  the goal to improve the procurement and commodity business processes to realize profitability on Sourced Branded products;
  the goal to transition Sourced Branded products to a regional assembly process and to improve gross margins;
  anticipated marketing spend levels on REV products;
  anticipated reductions in research and development spending in the fourth quarter of 2004;
  the goal to manage Zip products for cash flow;
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

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                           September 26,      December 31,
                                                                               2004              2003
                                                                           -------------      ------------
                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents                                                 $ 100,633         $ 122,591
   Restricted cash                                                                 250               200
   Temporary investments                                                        18,380            46,140
   Trade receivables, less allowance for doubtful accounts
      of $2,703 and $2,899, respectively                                        34,120            37,234
   Inventories                                                                  23,732            23,745
   Deferred income taxes                                                        11,255            16,938
   Income taxes receivable                                                         232                 -
   Other current assets                                                          7,469             7,553
                                                                             ---------         ---------
      Total Current Assets                                                     196,071           254,401
                                                                             ---------         ---------

Property and Equipment, at Cost                                                132,585           136,205
Accumulated Depreciation and Amortization                                     (118,323)         (120,152)
                                                                             ---------         ---------
   Net Property and Equipment                                                   14,262            16,053
                                                                             ---------         ---------

Goodwill                                                                        11,691            11,691
Other Intangibles, Net                                                           2,967             4,525
Other Assets                                                                        82                71
                                                                             ---------         ---------
   Total Assets                                                              $ 225,073         $ 286,741
                                                                             =========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                           September 26,      December 31,
                                                                                2004             2003
                                                                           -------------      ------------
                                                                            (Unaudited)
Current Liabilities:
   Accounts payable                                                          $  35,313         $  38,000
   Other current liabilities                                                    66,653            81,339
   Income taxes payable                                                              -             3,531
                                                                             ---------         ---------
      Total Current Liabilities                                                101,966           122,870
                                                                             ---------         ---------

Other Long-Term Liabilities                                                        656             1,471

Deferred Income Taxes                                                           23,800            24,512

Commitments and Contingencies (Notes 4 and 6)

Stockholders' Equity:
   Preferred Stock, $0.01 par value - authorized 4,600,000
      shares, none issued                                                            -                 -
   Series A Junior Participating Preferred Stock - authorized
      400,000 shares, none issued                                                    -                 -
   Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,018,723 and 54,931,209 shares,
      respectively                                                               1,837             1,834
   Additional paid-in capital                                                   78,394            77,120
   Less: 3,431,175 and 3,428,590 Common Stock treasury
      shares, respectively, at cost                                            (33,791)          (33,791)
   Retained earnings                                                            52,211            92,725
                                                                             ---------         ---------
      Total Stockholders' Equity                                                98,651           137,888
                                                                             ---------         ---------
         Total Liabilities and Stockholders' Equity                          $ 225,073         $ 286,741
                                                                             =========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                For the Quarter Ended
                                                                           -------------------------------
                                                                           September 26,     September 28,
                                                                                2004             2003
                                                                           -------------     -------------
                                                                                     (Unaudited)
Sales                                                                        $  77,262         $  90,990
Cost of sales                                                                   65,413            72,817
                                                                             ---------         ---------
   Gross margin                                                                 11,849            18,173
                                                                             ---------         ---------

Operating Expenses:
   Selling, general and administrative                                          21,546            26,291
   Research and development                                                      6,899             7,545
   Restructuring charges                                                         2,293             7,007
   Bad debt expense (credit)                                                       205               (37)
                                                                             ---------         ---------
      Total Operating Expenses                                                  30,943            40,806
                                                                             ---------         ---------

Operating loss                                                                 (19,094)          (22,633)
Interest income                                                                    361             1,230
Interest expense and other income and expense, net                               2,062              (669)
                                                                             ---------         ---------
Loss before income taxes                                                       (16,671)          (22,072)
Benefit for income taxes                                                           815             8,988
                                                                             ---------         ---------
Net loss                                                                     $ (15,856)        $ (13,084)
                                                                             =========         =========

Net loss per basic and diluted common share                                  $   (0.31)        $   (0.25)
                                                                             =========         =========

Weighted average common shares outstanding                                      51,565            51,372
                                                                             =========         =========

Dividends declared per share                                                 $       -         $    5.00
                                                                             =========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                              For the Nine Months Ended
                                                                           -------------------------------
                                                                           September 26,     September 28,
                                                                               2004              2003
                                                                           -------------     -------------
                                                                                     (Unaudited)
Sales                                                                        $ 239,030         $ 297,974
Cost of sales                                                                  188,050           208,329
                                                                             ---------         ---------
   Gross margin                                                                 50,980            89,645
                                                                             ---------         ---------

Operating Expenses:
   Selling, general and administrative                                          69,182            77,449
   Research and development                                                     20,068            23,768
   Restructuring charges                                                         2,991             6,929
   Bad debt credit                                                                 (55)           (1,740)
                                                                             ---------         ---------
      Total Operating Expenses                                                  92,186           106,406
                                                                             ---------         ---------

Operating loss                                                                 (41,206)          (16,761)
Interest income                                                                  1,093             4,742
Interest expense and other income and expense, net                               1,553            (1,132)
                                                                             ---------         ---------
Loss before income taxes                                                       (38,560)          (13,151)
Benefit (provision) for income taxes                                            (1,954)            9,787
                                                                             ---------         ---------
Net loss                                                                     $ (40,514)        $  (3,364)
                                                                             =========         =========

Net loss per basic and diluted common share                                  $   (0.79)        $   (0.07)
                                                                             =========         =========

Weighted average common shares outstanding                                      51,540            51,322
                                                                             =========         =========

Dividends declared per share                                                 $       -         $    5.00
                                                                             =========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              For the Nine Months Ended
                                                                           -------------------------------
                                                                           September 26,     September 28,
                                                                               2004              2003
                                                                           -------------     -------------
Cash Flows from Operating Activities:                                                (Unaudited)
   Net loss                                                                  $ (40,514)        $  (3,364)
   Non-Cash Adjustments:
      Depreciation and amortization                                              6,658             9,816
      Deferred income tax provision/(benefit)                                    4,971            (8,718)
      Loss on disposal and write-off of fixed assets                               716               121
      Loss on impairment of assets                                               4,896                 -
      Stock compensation expense                                                 1,002               224
      Non-cash restructuring charges                                               427                 -
      Amortization of premium on temporary investments                              39             2,411
      Bad debt credit                                                              (55)           (1,740)
      Other                                                                        116               210
                                                                             ---------         ---------
                                                                               (21,744)           (1,040)
   Changes in Assets and Liabilities:
      Restricted cash                                                              (50)            3,600
      Trade receivables                                                          3,169            19,571
      Inventories, net                                                              13            14,565
      Other current assets                                                          84             4,261
      Accounts payable                                                          (2,687)          (27,805)
      Other current liabilities                                                (13,403)          (18,704)
      Accrued restructuring                                                     (1,283)            3,242
      Income taxes                                                              (3,763)           (1,470)
                                                                             ---------         ---------
         Net cash used in operating activities                                 (39,664)           (3,780)
                                                                             ---------         ---------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                          (9,348)           (6,102)
   Purchases of temporary investments                                         (210,429)         (529,095)
   Sales of temporary investments                                              238,150           702,021
   Net change in other assets and other liabilities                               (826)             (483)
                                                                             ---------         ---------
      Net cash provided by investing activities                                 17,547           166,341
                                                                             ---------         ---------
Cash Flows from Financing Activities:
   Proceeds from sales of Common Stock                                             159               549
                                                                             ---------         ---------
      Net cash provided by financing activities                                    159               549
                                                                             ---------         ---------
Net Change in Total Cash and Cash Equivalents                                  (21,958)          163,110
Total Cash and Cash Equivalents at Beginning of Period                         122,591           241,519
                                                                             ---------         ---------
Total Cash and Cash Equivalents at End of Period                             $ 100,633         $ 404,629
                                                                             =========         =========

Supplemental Schedule of Non-Cash Items:
   Declared dividend paid in the fourth quarter of 2003                      $       -         $ 257,247
                                                                             =========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the financial position of the Company as of September 26, 2004 and December 31, 2003, the results of operations for both quarters and nine months ending September 26, 2004 and September 28, 2003 and cash flows for the nine months ended September 26, 2004 and September 28, 2003.

The results of operations for the quarter and nine months ended September 26, 2004 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Reclassifications

Certain reclassifications were made to the prior periods’ condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period presentation. The Company has made reclassifications between its various tax accounts in its prior year balance sheet and tax note related to its foreign withholding taxes and offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend. These tax account reclassifications are discussed further in Note 2. The Company’s business segment presentation has been changed to reflect how management currently evaluates its business. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 3.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Revenue Recognition

The Company’s customers include OEMs, retailers, distributors, value added resellers (“VARs”), catalog resellers, private label customers and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the condensed consolidated financial statements. The reserves for estimated returns totaled $1.6 million at September 26, 2004 and $3.1 million at December 31, 2003.

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

The Company bundles various extended service plans with selected Network Attached Storage (“NAS”) servers and sells additional NAS extended service plans on a standalone basis. The service periods of the extended service plans are up to five years, with the vast majority of the plans being for three years. The Company defers revenue from the sale of extended service plans and recognizes the sales ratably over the respective life of the service plan at the earlier of the extended service plan being registered with the Company by the end-user or three months after sell-in.

The margin on deferred sales related to the estimated excess channel inventory and NAS extended warranties totaled $7.3 million at September 26, 2004 and $8.7 million at December 31, 2003 and is included in “other current liabilities” in the condensed consolidated balance sheets.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Reserves for volume and other rebates and price protection totaled $17.0 million at September 26, 2004 and $18.7 million at December 31, 2003 and are netted against trade receivables in the condensed consolidated balance sheets.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at September 26, 2004 and December 31, 2003 consisted primarily of investments in repurchase agreements, corporate obligations, certificates of deposit and U.S. agencies.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at September 26, 2004 consisted primarily of U.S. treasuries, corporate notes, bonds and paper and U.S. agencies. Temporary investments at December 31, 2003 consisted primarily of corporate notes, bonds and paper, U.S. treasuries, certificates of deposit, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments have an effective maturity greater than 24 months and at September 26, 2004 the average duration of the Company’s temporary investments was approximately 17 months as compared to an average duration of 14 months at December 31, 2003. At September 26, 2004, the Company had debt security investments of $3.5 million that will mature within one year and $14.9 million that will mature in more than one year but less than two years. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   September 26,     December 31,
                                                       2004              2003
                                                   ------------      -----------
                                                           (In thousands)
         Raw materials                               $    467          $  3,875
         Finished goods                                23,265            19,870
                                                     --------          --------
                                                     $ 23,732          $ 23,745
                                                     ========          ========

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company considers inventory which is not expected to be sold within established timelines, as forecasted by the Company’s material requirements planning system, as excess and thus appropriate reserves are established through a charge to cost of sales.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Other Current Liabilities

Other current liabilities consist of the following:

                                                   September 26,     December 31,
                                                       2004              2003
                                                   -------------     ------------
                                                           (In thousands)
         Accrued marketing (a)                       $  8,147          $  8,588
         Accrued payroll, vacation and bonus            7,904            10,104
         Margin on deferred sales                       7,687             9,953
         Accrued restructuring charges                  6,879             8,162
         Accrued warranty                               5,070             5,225
         Accrued excess purchase commitments            4,178             4,744
         Other accrued liabilities (b)                 26,788            34,563
                                                     --------          --------
                                                     $ 66,653          $ 81,339
                                                     ========          ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners, and promotional and advertising accruals.

(b)	Includes accruals for royalties, licensing agreements, self-insurance liabilities, professional fees, litigation, employee relocation costs, forward foreign exchange contracts, VAT, sales and other taxes and other miscellaneous liabilities.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for both quarters and nine months ending September 26, 2004 and September 28, 2003, thus there was no dilution as all outstanding options and all unvested restricted common shares granted under the Management Incentive Plan (“the MIP”) were considered anti-dilutive. The Company had no securities that were considered dilutive for these periods.

For the quarter ended September 26, 2004, there were outstanding options to purchase 2,393,271 shares that had an exercise price greater than the average market price of the common shares. For the quarter ended September 28, 2003, there were outstanding options to purchase 1,302,109 shares that had an exercise price greater than the average market price of the common shares. At September 26, 2004, there were also 16,713 shares of restricted common shares granted under the MIP that were not yet vested, whereas, at September 28, 2003, there were 32,576 shares of restricted common shares granted under the MIP that were not yet vested. For the nine months ended September 26, 2004, there were outstanding options to purchase 969,705 shares that had an exercise price greater than the average market price of the common shares. For the nine months ended September 28, 2003, there were outstanding options to purchase 1,306,897 shares that had an exercise price greater than the average market price of the common shares.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Stock Compensation Expense

The Company has various stock-based compensation plans (stock option plans, the MIP under which employees may be eligible for grants of restricted stock (“restricted stock”) and two employee stock purchase plans (“ESPPs”)). Under the ESPPs, employees can purchase the Company’s Common Stock at a discount.

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

                                               For the Quarter Ended         For the Nine months Ended
                                               ---------------------         -------------------------
                                               Sept. 26,   Sept. 28,         Sept. 26,       Sept. 28,
                                                  2004        2003              2004            2003
                                               ---------   ---------         ---------       ---------
                                                        (In thousands, except per share data)

Net loss as reported                           $ (15,856)  $ (13,084)        $ (40,514)      $ (3,364)
   Add: Stock compensation expense
      included in reported net loss,
      net of related tax effects                     252          39               535            136
   Less: Total stock compensation expense
      determined under fair value method
      for all awards, net of related tax
      effects                                       (252)       (281)             (535)        (1,158)
                                               ---------   ---------         ---------       --------
Pro forma net loss                             $ (15,856)  $ (13,326)        $ (40,514)      $ (4,386)
                                               =========   =========         =========       ========

Basic EPS:
   As reported                                 $   (0.31)  $   (0.25)        $   (0.79)      $  (0.07)
                                               =========   =========         =========       ========
   Pro forma                                   $   (0.31)  $   (0.26)        $   (0.79)      $  (0.09)
                                               =========   =========         =========       ========

Diluted EPS:
   As reported                                 $   (0.31)  $   (0.25)        $   (0.79)      $  (0.07)
                                               =========   =========         =========       ========
   Pro forma                                   $   (0.31)  $   (0.26)        $   (0.79)      $  (0.09)
                                               =========   =========         =========       ========

Accrued Warranty

The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. The Company uses a statistical-based model to estimate warranty accrual requirements. The statistical model, used to project future returns, is based upon a rolling monthly calculation that computes the number of units required in the warranty reserve and is based upon monthly sales, actual returns and projected return rates. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Actual warranty costs are charged against the warranty reserve. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty returns and repair cost. The Company reviews the adequacy of its recorded warranty liability on a quarterly basis and records the necessary adjustments to the warranty liability.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Changes in the Company’s warranty liability during all periods presented were as follows:

                                               For the Quarter Ended         For the Nine months Ended
                                               ---------------------         -------------------------
                                               Sept. 26,   Sept. 28,         Sept. 26,       Sept. 28,
                                                  2004        2003             2004            2003
                                               ---------   ---------         ---------       ---------
                                                                 (In thousands)

Balance at beginning of period                  $ 5,109     $ 6,474           $ 5,225         $ 8,035
   Accruals/additions                             1,346       1,224             4,181           5,342
   Claims                                        (1,385)     (1,864)           (4,336)         (7,543)
                                                -------     -------           -------         -------
Balance at end of period                        $ 5,070     $ 5,834           $ 5,070         $ 5,834
                                                =======     =======           =======         =======

Guarantees

During the third quarter of 2003, the Company entered into a limited guarantee with a component supplier whereby the Company agreed to provide a guarantee of payments for purchases by a contract manufacturer of the component supplier’s product. The contract manufacturer incorporates the component supplier’s product into Iomega branded DVD products. The Company has guaranteed purchases of the component supplier’s product by the contract manufacturer for up to $3 million. All purchase orders placed by the contract manufacturer must be countersigned or approved by a Company representative in advance of the transaction. This guarantee will remain in effect until the Company is no longer selling the component supplier’s product under the Iomega brand or until the component supplier extends a credit facility to the contract manufacturer that does not require a guarantee by the Company. The Company entered into this guarantee to facilitate the purchase of product by the contract manufacturer directly from the component supplier. The Company is only obligated to make payments under this guarantee in the event that the contract manufacturer is in material payment default. However, if the contract manufacturer defaults on payment to the component supplier, the Company would be entitled to withhold any related amounts due from the Company to the contract manufacturer. The component supplier has presently granted a $2 million line of credit to the contract manufacturer. Accordingly, the current potential exposure to the Company under the guarantee is $2 million. The Company has recorded a $75 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

New Accounting Pronouncements

In March of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 03-01, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provided guidance on determining when a debt or equity security is impaired and whether that impairment is other than temporary. Impairment was defined as when the fair value of a debt or equity security is less than its cost. Per EITF 03-01, the impairment is other than temporary if the Company does not have the ability to hold onto the investment for a reasonable period of time to allow for recovery of fair value up to the cost of the investment and evidence exists that the investment will probably not recover its fair value within a reasonable period of time. If an investment is determined to have an other than temporary impairment, the Company is required to recognize an impairment loss equal to the difference between the investments cost and fair value. EITF 03-01 also required additional disclosures for those other than temporary impaired investments. The recognition and disclosure requirements of EITF 03-01 were originally effective for reporting periods ending after June 15, 2004. However, in September, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 03-01-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments”, which suspends for further discussion the recognition criteria of EITF 03-01. However, the disclosure guidance of EITF 03-01 remains in effect. At September 26, 2004, the Company’s temporary investments that are in an unrealized loss position represent a nominal and immaterial amount.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

In October of 2004, the EITF reached a consensus on issue 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). EITF 04-10 provided additional guidance on when operating segments that are below the 10% threshold can be aggregated. EITF 04-10 states that segments can only be aggregated if they have similar economic characteristics and if they are similar in areas such as similar production processes, types of customers, distribution channels and the products themselves are similar. The consensus reached by EITF 04-10 is effective for fiscal years ending after October 13, 2004. The Company is already in compliance with this guidance.

(2) Income Taxes

For the quarter ended September 26, 2004, the Company recorded a net tax benefit of $0.8 million, on a pre-tax loss of $16.7 million. The net tax benefit was comprised of a $6.5 million statutory tax benefit on the quarter’s pre-tax loss and a $1.2 million benefit primarily from additional state net operating loss carryforwards (“NOLs”), partially offset by a $6.9 million tax provision from an increased valuation allowance primarily from changes in NOLs. The resulting effective tax benefit rate of 5% on a pre-tax loss for the third quarter of 2004 resulted from the valuation allowance and the additional state NOLs. This compares to an income tax benefit of $9.0 million on a pre-tax loss of $22.1 million for the third quarter of 2003, reflecting an effective tax benefit rate of 41%.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. At the completion of the analysis, the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the condensed consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. The Company also concluded that no adjustments to the tax provisions were required in any other prior period.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                          September 26,      December 31,
                                                              2004               2003
                                                          -------------      ------------
                                                                   (In thousands)
         Deferred Tax Assets (Liabilities):
         Current Deferred Tax Assets:
            Trade receivable reserves                      $    5,106         $   5,193
            Inventory reserves                                  2,757             3,753
            Accrued expense reserves                           10,665            10,911
            Other                                                  24                53
                                                           ----------         ---------
         Total current deferred tax assets                     18,552            19,910
                                                           ----------         ---------

         Non-Current Deferred Tax Assets:
            Fixed asset reserves                                2,266               370
            Tax credit carryforwards                           35,159            29,839
            Accelerated depreciation and amortization           4,153             4,522
            U.S. and foreign loss carryforwards                25,097            34,141
            Other                                               1,087             1,938
                                                           ----------         ---------
         Total non-current deferred tax assets                 67,762            70,810
                                                           ----------         ---------
         Total deferred tax assets                             86,314            90,720
                                                           ----------         ---------

         Non-Current Deferred Tax Liabilities:
            Tax on unremitted foreign earnings                (50,321)          (69,701)
            Purchased goodwill                                 (4,699)           (4,824)
                                                           ----------         ---------
         Total non-current deferred tax liabilities           (55,020)          (74,525)
                                                           ----------         ---------
         Current valuation allowance                           (7,297)           (2,972)
         Non-current valuation allowance                      (36,542)          (20,797)
                                                           ----------         ---------
            Net deferred tax liabilities                   $  (12,545)        $  (7,574)
                                                           ==========         =========
         As Reported on the Balance Sheets:
            Current deferred tax assets                    $   11,255         $  16,938
                                                           ==========         =========
            Non-current deferred tax liabilities           $  (23,800)        $ (24,512)
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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                          September 26,
                                                              2004          Expiration Dates
                                                          -------------     ----------------
                                                          (In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
   Federal NOLs (1)                                         $  6,139        2022 to 2023
   State NOLs                                                 10,399        2005 to 2023
   Foreign NOLs                                                8,129        2010 to indefinite
   Capital losses                                                430        2006
                                                            --------
                                                            $ 25,097
                                                            ========

Tax Credit Deferred Tax Assets:
    Foreign tax credits                                     $ 23,630        2005 to indefinite
    Research credits                                          10,182        2007 to 2023
    Alternative minimum tax credits                            1,347        Indefinite
                                                            --------
                                                            $ 35,159
                                                            ========

(1) NOLs = Net Operating Loss Carryforwards

At September 26, 2004, the Company had $6.1 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $17.4 million in future U.S. federal tax deductions. At September 26, 2004, the Company had $10.4 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $260 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) The difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company’s foreign subsidiaries.

Net deferred tax liabilities for the Company at September 26, 2004 were $12.5 million. As of September 26, 2004, deferred tax liabilities for estimated U.S. federal and state income taxes and foreign withholding taxes of $50.3 million have been accrued on unremitted foreign earnings of $114.8 million. Taxes have not been provided for unremitted foreign earnings of $11.1 million as these earnings are considered to be permanently invested in non-U.S. operations.

For the nine months ended September 26, 2004, the Company recorded a net tax provision of $2.0 million, on a pre-tax loss of $38.6 million. The net tax provision was comprised of a $20.1 million increase in the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $15.0 million on the pre-tax loss for the nine months ended September 26, 2004, a $1.9 million benefit resulting primarily from the release of tax accruals associated with the Company’s foreign operations and a $1.2 million benefit resulting primarily from additional state NOLs. Included in the $20.1 million increase in the valuation allowance was a $7.8 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits were the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The resulting effective tax provision rate of 5% on a pre-tax loss for the nine months ended September 26, 2004, resulted from the increase in the valuation allowance, the release of tax accruals and from additional state NOLs. This compares to an income tax benefit of $9.8 million on a pre-tax loss of $13.2 million for the nine months ended September 28, 2003, which included a benefit of $4.6 million for research tax credits. The resulting effective tax benefit rate of 74% on the pre-tax loss for the nine months ended September 28, 2003 resulted from the $4.6 million of research tax credits.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information

The Company has organized its six reportable segments which are based primarily on the nature of the Company’s products, into three broad business categories to align with the Company’s target customers: a) Mobile and Desktop Storage Products, b) Professional Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include: (i) Zip products, (ii) Sourced Branded products (comprised of the former Optical Products segment as well as portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB and external floppy disk drives [which were all previously reported in the Other Mobile and Desktop Storage products segment] and (iii) Other Mobile and Desktop Storage products [which no longer includes HDD, Iomega Mini and Micro Mini USB and external floppy disk drives]). Professional Storage Systems include: REV products and NSS. New Technologies, which no longer includes REV products, had no sales and comprised the Company’s research and development efforts on the DCT Program. The Company has announced its cancellation of the DCT Program and has substantially wound down development efforts.

Mobile and Desktop Storage Products

The Zip products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and product profit margins.

The Company’s Sourced Branded products segment involves the worldwide distribution and sale of products that the Company sources (purchases) from other companies, either substantially complete products or for which the Company completes the final assembly and resells the products under the Iomega brand. These products include CD-RW drives, DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003), HDD, Iomega Mini and Micro Mini USB drives and external floppy disk drives (which began shipping in the first quarter of 2003).

The Other Mobile and Desktop Storage products segment consists of products that have been discontinued or which are otherwise immaterial, including: Jaz and PocketZip disks; Peerless drive systems; Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the respective disks to support the installed drive base of these products. Jaz and PocketZip were previously reported as separate segments.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

Professional Storage Systems

The REV products segment involves the development, distribution and sale of REV products to retailers, distributors and resellers throughout the world. The REV drive is a removable hard disk storage system that has a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed. REV products began shipping in April 2004.

The NSS segment consists primarily of the development, distribution and sale of NAS servers targeted toward small- and medium-sized businesses and enterprise workgroups. In the fourth quarter of 2003, the Company decided to exit the high end of the targeted NAS server market and focus its efforts on the entry-level and low-end of the targeted market where the Company believes it can better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

New Technologies

The New Technologies segment included the research and development of the DCT Program, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB. There have been no sales associated with the DCT Program. During the third quarter of 2004, the Company announced that it was winding down its DCT Program development efforts and as a result, recorded $4.6 million of impairment and other charges during the third quarter of 2004.

Product Profit Margin

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

Reportable Operating Segment Information:

                                               For the Quarter Ended         For the Nine Months Ended
                                               ---------------------         -------------------------
                                               Sept. 26,   Sept. 28,         Sept. 26,       Sept. 28,
                                                  2004       2003              2004             2003
                                               ---------   ---------         ---------      ----------
                                                                  (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip products                                $  31,880   $  58,953         $ 108,419      $ 198,706
   Sourced Branded products                       30,892      27,009            98,749         83,564
   Other                                             870       1,406             3,386          6,721
                                               ---------   ---------         ---------      ---------
      Total Mobile and Desktop Storage
         Products                                 63,642      87,368           210,554        288,991
Professional Storage Systems:
   REV products                                   10,338           -            17,829              -
   NSS                                             3,282       3,622            10,647          8,983
                                               ---------   ---------         ---------      ---------
      Total Professional Storage Systems          13,620       3,622            28,476          8,983
                                               ---------   ---------         ---------      ---------
      Total Sales                              $  77,262   $  90,990         $ 239,030      $ 297,974
                                               =========   =========         =========      =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip products                                $  12,551   $  14,993         $  41,393      $  70,907
   Sourced Branded products                       (2,872)     (1,749)           (3,596)          (395)
   Other                                             421        (439)            2,293          1,971
                                               ---------   ---------         ---------      ---------
      Total Mobile and Desktop Storage
Products                                          10,100      12,805            40,090         72,483
Professional Storage Systems:
   REV products                                   (5,612)     (4,046)          (17,898)       (10,493)
   NSS                                               (27)     (3,666)             (521)       (11,883)
                                               ---------   ---------         ---------      ---------
      Total Professional Storage Systems          (5,639)     (7,712)          (18,419)       (22,376)
New Technologies (a)                              (7,004)     (2,976)          (13,163)        (7,468)
                                               ---------   ---------         ---------      ---------
      Total PPM                                   (2,543)      2,117             8,508         42,639

Common Expenses:
   General corporate expenses                    (14,258)    (17,743)          (46,723)       (52,471)
   Restructuring charges                          (2,293)     (7,007)           (2,991)        (6,929)
   Interest and other income, net                  2,423         561             2,646          3,610
                                               ---------   ---------         ---------      ---------
      Loss Before Income Taxes                 $ (16,671)  $ (22,072)        $ (38,560)     $ (13,151)
                                               =========   =========         =========      =========

(a) New Technologies, i.e., the DCT development program, was discontinued during the third quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal

The Company currently has restructuring reserves under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the 2001 restructuring actions. The following table summarizes the reserve balances related to each of these actions:

                                                          September 26,      December 31,
                                                              2004               2003
                                                          -------------      ------------
                                                                   (In thousands)
Other Current Liabilities:
   2004 Restructuring Actions                                $ 1,712           $     -
   2003 Restructuring Actions                                  1,122             3,564
   2001 Restructuring Actions                                  4,045             4,598
                                                             -------           -------
      Total                                                  $ 6,879           $ 8,162
                                                             =======           =======

Fixed Asset Reserves:
   2004 Restructuring Actions                                $   427           $     -
   2003 Restructuring Actions                                    194               597
   2001 Restructuring Actions                                    201               299
                                                             -------           -------
      Total                                                  $   822           $   896
                                                             =======           =======

During the third quarter of 2004, the Company recorded pre-tax restructuring charges of $2.3 million. These charges included $2.1 million for the 2004 restructuring actions and $0.2 million for the 2001 restructuring actions. The $0.2 million was related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company was unable to sublease until the fourth quarter of 2004.

During the second quarter of 2004, the Company recorded pre-tax restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were on transition during the second quarter of 2004 under the 2003 restructuring actions.

During the first quarter of 2004, the Company recorded pre-tax restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the 2001 restructuring actions, which the Company had been unable to sublease.

During the third quarter of 2003, the Company recorded pre-tax restructuring charges of $12.0 million. Of the $12.0 million of charges, $11.1 million was for restructuring actions initiated during the third quarter of 2003 and $0.9 million was associated with restructuring actions initiated during the third quarter of 2001. The $0.9 million was related to lease expenses for a facility vacated in 2001 and which the Company had been unable to sublease.

During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed as part of the restructuring actions initiated during 2001, due to the original estimates being higher than what was utilized.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

2004 Restructuring Actions

The Company recorded $2.1 million of pre-tax charges in the third quarter of 2004 for the 2004 restructuring actions, including $1.7 million of cash charges for severance and benefits for 114 regular and temporary personnel worldwide (approximately 20% of the Company’s worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated and $0.4 million of non-cash charges related to excess furniture. All of the $2.1 million of restructuring charges recorded in the third quarter of 2004 are being shown as restructuring expenses as a component of operating expenses. The Company made no cash payments during the third quarter of 2004 for any of these charges. The restructuring actions are part of an effort to align the Company’s cost structure with its expected future revenue levels.

Of the $1.7 million severance and benefits charges for the 114 regular and temporary personnel that were notified by September 26, 2004 that their positions were being eliminated, $1.5 million was for 100 North American employees and $0.2 million was for 5 European employees. In addition, 9 Asian employees were notified that their positions were being eliminated. The worldwide workforce reduction was across all business functions and across all levels of the Company. At September 26, 2004, of the 114 individuals worldwide whose positions were identified and who were notified that their positions were being eliminated, 53 had been released, 54 are scheduled to work on a transition basis through the fourth quarter of 2004 and 7 are scheduled to work on a transition basis through the first quarter of 2005. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, will be made after the last day of employment after separation agreements have been signed by the employees except for those where continuous payments are legally required and for one other employee. The Company anticipates that the total separation payments or liability for the 114 employees notified during the third quarter of 2004 will be $2.5 million. The $1.7 million severance and benefits costs recognized during the third quarter of 2004 included the costs associated with those employees whose positions were eliminated during the third quarter of 2004 and the ratable recognition of the severance and benefits costs to be paid to the 61 employees who will remain in transition beyond the minimum retention period (60 days) as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The remaining $0.8 million of severance and benefits costs related to the 61 transition employees will be recognized ratably over their respective future transition periods. There will be an additional 33 employees who will be notified in the fourth quarter of 2004 that their positions are being eliminated. This additional reduction in force of 33 employees will bring the total reduction of employees under the 2004 restructuring actions to 147 positions or 26% of the Company’s worldwide workforce.

As part of the 2004 restructuring actions, the Company recorded a $0.4 million non-cash charge related to excess furniture that is no longer being utilized as a result of the Company’s continuing downsizing. The Company anticipates disposing of this furniture by the end of 2005. The Company anticipates recording an additional charge of $0.2 million for excess furniture once certain facilities have been exited and the furniture is no longer being utilized.

The Company currently anticipates recording approximately another $2 million to $3 million of restructuring charges related to the 2004 restructuring actions once the Company has vacated certain facilities in North America and Asia. These facilities are anticipated to be vacated during the fourth quarter of 2004 and the first quarter of 2005.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

In summary, the Company anticipates recording another $0.8 million for severance and benefits, $0.2 million for excess furniture and between $2 million to $3 million for exiting excess facilities as the 2004 restructuring actions are fully implemented. The substantial majority of these charges are expected to be recorded in the fourth quarter of 2004, with the remainder being recorded in the first quarter of 2005. Once fully implemented, the total charges for the 2004 restructuring actions are anticipated to be between approximately $5 million to $6 million. None of these charges will be allocated to any of the business product segments. All but the $0.6 million of excess furniture charges are expected to be paid in cash.

Restructuring reserves in the amount of $1.7 million are included in the Company’s other current liabilities and $0.4 million are included in the fixed asset reserves as of September 26, 2004. No reserves were utilized during the three months ended September 26, 2004. The 2004 restructuring charges are summarized below:

                                                             Foreign
                                              Original      Currency        Balance
       2004 Restructuring Actions              Charge        Changes       09/26/04
       --------------------------             -------       ---------      --------
                                                          (In thousands)

          Severance and benefits              $ 1,708         $   4         $ 1,712
          Furniture                               427             -             427
                                              -------         -----         -------
                                              $ 2,135         $   4         $ 2,139
                                              =======         =====         =======

       Balance Sheet Breakout:
          Other current liabilities           $ 1,708         $   4         $ 1,712
          Fixed asset reserves                    427             -             427
                                              -------         -----         -------
                                              $ 2,135         $   4         $ 2,139
                                              =======         =====         =======

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

Of the $14.5 million recorded in 2003 for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip Products segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. As of September 26, 2004, the Company has made $12.9 million in cash payments related to the 2003 restructuring actions, of which $1.5 million, $0.6 million and $0.5 million was disbursed during the first, second and third quarters of 2004, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 additional employees worked on a transition basis into the second quarter of 2004 and 3 more employees worked on a transition basis into the third quarter of 2004. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. The total separation payments or liability for the 198 employees notified during 2003 was $6.7 million. During the first and second quarters of 2004, the Company recorded $0.3 million and $0.2 million, respectively, of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. There was less than $0.1 million of expenses recorded in the third quarter of 2004 related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated. The Company does not anticipate recording any other expenses related to the 2003 restructuring actions.

Remaining restructuring reserves in the amount of $1.1 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of September 26, 2004. Utilization of and other activity relating to the 2003 restructuring charges during the quarter ended September 26, 2004 are summarized below:

                                     Balance           Utilized                                       Balance
                                                  ------------------
                                     06/27/04      Cash     Non-Cash     Additions    (Reversals)     09/26/04
                                     --------     ------    --------     ---------    -----------     --------
                                                                  (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $   351      $ (294)    $    -         $ 11        $     -       $    68
   Lease termination costs             1,249        (195)         -            -              -         1,054
   Furniture                             348           -       (154)           -              -           194
                                     -------      ------     ------         ----        -------       -------
                                     $ 1,948      $ (489)    $ (154)        $ 11        $     -       $ 1,316
                                     =======      ======     ======         ====        =======       =======

Balance Sheet Breakout:
   Other current liabilities         $ 1,600      $ (489)    $    -         $ 11        $     -       $ 1,122
   Fixed asset reserves                  348           -       (154)           -              -           194
                                     -------      ------     ------         ----        -------       -------
                                     $ 1,948      $ (489)    $ (154)        $ 11        $     -       $ 1,316
                                     =======      ======     ======         ====        =======       =======

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Utilization of and other activity relating to the 2003 restructuring charges during the nine months ended September 26, 2004 are summarized below:

                                     Balance          Utilized                                         Balance
                                                 -------------------
                                     12/31/03     Cash      Non-Cash     Additions    (Reversals)     09/26/04
                                     --------    -------    --------     ---------    -----------     --------
                                                               (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $ 1,323     $(1,420)    $    -        $ 452        $ (287)        $    68
   Contract cancellations                500        (500)         -            -             -               -
   Lease termination costs             1,741        (687)         -            -             -           1,054
   Furniture                             597           -       (403)           -             -             194
                                     -------     -------     ------        -----        ------         -------
                                     $ 4,161     $(2,607)    $ (403)       $ 452        $ (287)        $ 1,316
                                     =======     =======     ======        =====        ======         =======

Balance Sheet Breakout:
   Other current liabilities         $ 3,564     $(2,607)    $    -        $ 452        $ (287)        $ 1,122
   Fixed asset reserves                  597           -       (403)           -            -              194
                                     -------     -------     ------        -----        ------         -------
                                     $ 4,161     $(2,607)    $ (403)       $ 452        $ (287)        $ 1,316
                                     =======     =======     ======        =====        ======         =======

As of September 26, 2004, the remaining severance and benefits are associated with those employees who are receiving their severance payments on a continuous payment basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease these facilities. The Company anticipates completing the disposal of the furniture by the end of the second quarter of 2005.

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

During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the first quarter of 2004, the Company recorded an additional $0.5 million in restructuring charges for the Ireland facility due to continuing depressed real estate market conditions in Ireland. During the third quarter of 2004, the Company recorded an additional $0.2 million for the Ireland facility, which the Company was unable to sublease until the fourth quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges and Reversal (Continued)

Remaining restructuring reserves in the amount of $4.0 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of September 26, 2004. Utilization of the 2001 restructuring reserves during the quarter ended September 26, 2004 is summarized below:

                                     Balance           Utilized                        Balance
                                                 -------------------
                                     06/27/04      Cash     Non-Cash     Additions     09/26/04
                                     --------    --------   --------     ---------     --------
                                                          (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 2,729     $ (182)     $   -         $   -       $ 2,547
   Leasehold improvements and
      furniture                          234          -        (33)            -           201
                                     -------     ------      -----         -----       -------
                                       2,963       (182)       (33)            -         2,748
                                     -------     ------      -----         -----       -------

Europe Reorganization:
   Lease cancellations                 1,466       (115)         -           147         1,498
                                     -------     ------      -----         -----       -------
                                     $ 4,429     $ (297)     $ (33)        $ 147       $ 4,246
                                     =======     ======      =====         =====       =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,195     $ (297)     $   -         $ 147       $ 4,045
   Fixed asset reserves                  234          -        (33)            -           201
                                     -------     ------      -----         -----       -------
                                     $ 4,429     $ (297)     $ (33)        $ 147       $ 4,246
                                     =======     ======      =====         =====       =======

Utilization of and other activity relating to the 2001 restructuring reserves during the nine months ended September 26, 2004 are summarized below:

                                     Balance          Utilized                         Balance
                                                ---------------------
                                     12/31/03     Cash      Non-Cash     Additions     09/26/04
                                     --------   --------    --------     ---------     --------
                                                         (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 3,274    $   (727)    $   -         $   -       $ 2,547
   Leasehold improvements and
      furniture                          299           -       (98)            -           201
                                     -------    --------     -----         -----       -------
                                       3,573        (727)      (98)            -         2,748
                                     -------    --------     ------        -----       -------

Europe Reorganization:
   Lease cancellations                 1,324        (517)        -           691         1,498
                                     -------    --------     -----         -----       -------
                                     $ 4,897    $ (1,244)    $ (98)        $ 691       $ 4,246
                                     =======    ========     =====         =====       =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,598    $ (1,244)    $   -         $ 691       $ 4,045
   Fixed asset reserves                  299           -       (98)            -           201
                                     -------    --------     -----         -----       -------
                                     $ 4,897    $ (1,244)    $ (98)        $ 691       $ 4,246
                                     =======    ========     =====         =====       =======

As of September 26, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities, where the lease expires in 2009. At the beginning of the fourth quarter of 2004, the Company was able to sublease the Ireland facility which released the Company completely from further obligations related to this facility.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5) DCT Program Impairment and Other Charges

During the third quarter of 2004, the Company recorded as cost of sales, impairment and other charges of $4.6 million, related to the wind down of the DCT Program development. The $4.6 million charge was attributable to the New Technologies business segment. As the Company has previously disclosed, its DCT business plan was dependent upon significant consumer electronics OEM adoption. Unfortunately, the Company was not successful in securing OEM commitments. During the second quarter of 2004, the Company investigated the possibility of bringing the DCT technology to market as a stand-alone computer peripheral storage device. However, based on the Company’s analysis and objective evaluation of the market environment in which the DCT technology would compete, the Company concluded that it did not have sufficient resources to simultaneously pursue the opportunities of the DCT technology and REV products. Consequently, the Company decided not to launch an Iomega branded PC peripheral DCT device and began winding down the DCT Program during the third quarter of 2004. As part of the wind down activities, the Company determined that fixed assets related solely to the DCT Program were impaired and thus recorded $4.1 million of impairment charges. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past.

The $0.5 million of other charges was comprised primarily of supplier claims, for equipment and parts that had been committed to by both the Company’s suppliers as well as second tier suppliers. The write-off was for the amount of the canceled commitments.

A breakdown of the DCT Program impairment and other charges is included in the table below:

                                                                             Financial
                                                                             Statement
Description of DCT Program Impairment and Other Charges     Amount           Line-Item
-------------------------------------------------------     ------         -------------
                                                        (In thousands)

   Fixed Asset Impairments                                  $ 4,095        Cost of Sales
   Other charges (primarily supplier claims)                    527        Cost of Sales
                                                            -------
                                                            $ 4,622
                                                            =======

(6) Commitments and Contingencies

Litigation

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in lawsuits and claims generally incidental to its business.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7) Other Matters

Other Intangible Assets

At September 26, 2004, the Company had $3.0 million in net other intangible assets, all of which are subject to amortization. During the quarter and nine months ended September 26, 2004, amortization expense was $0.5 million and $1.5 million, respectively. Amortization expense for each of the next five fiscal years is anticipated to be approximately $0.5 million for the remainder of 2004, $2 million in 2005, $0.5 million in 2006 and zero thereafter. As of September 26, 2004, the weighted-average useful life of the Company’s intangible assets is approximately 1 1/2 years.

                                               September 26,         December 31,
                                                   2004                  2003
                                               -------------         ------------
                                                       (In thousands)
Other Intangible Assets:
   Gross value                                   $ 11,791              $ 11,791
   Accumulated amortization                        (8,824)               (7,266)
                                                 --------              --------
      Net intangible assets                      $  2,967              $  4,525
                                                 ========              ========

Significant Customers

During the quarter ended September 26, 2004, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 21% and 13% of consolidated sales, respectively. Ingram Micro, Inc. and Tech Data Corporation accounted for 18% and 11% of consolidated sales, respectively, for the quarter ended September 28, 2003. No other single customer accounted for more than 10% of consolidated sales for these periods.

During the nine months ended September 26, 2004, sales to Ingram Micro, Inc. and Tech Data Corporation accounted for 20% and 13% of consolidated sales, respectively. Ingram Micro, Inc. and Tech Data Corporation accounted for 16% and 11% of consolidated sales, respectively, for the nine months ended September 28, 2003. No other single customer accounted for more than 10% of consolidated sales for these periods.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7) Other Matters (Continued)

Forward Exchange Contracts

All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or expected exposure, not for speculation or trading purposes. At September 26, 2004, outstanding forward exchange buy/(sell) contracts, which all mature in November 2004, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                                      Contracted          Month - End
                                                                        Forward             Forward
                                              Amount                      Rate                Rate
                                          --------------              ----------          -----------

      European Currency Unit                  (19,300,000)              0.8151               0.8151
      Swiss Franc                              (3,000,000)              1.2590               1.2590
      Singapore Dollar                            500,000               1.6896               1.6896
      British Pound                              (300,000)              0.5560               0.5560

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

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company’s reportable segments are based primarily on the nature of the Company’s products and the primary reportable segments include Zip products, Sourced Branded products, REV products (which began shipping in April 2004), Network Storage Systems (“NSS”) and New Technologies. New Technologies, which no longer includes REV products, had no sales and comprised the Company’s research and development efforts on the Digital Capture Technology development program (“DCT Program”).

During the third quarter of 2004, the Company reported a net loss of $15.9 million, or $0.31 per share, on sales of $77.3 million which compares to a net loss in the third quarter of 2003 of $13.1 million, or $0.25 per share, on sales of $91.0 million. Sales in the third quarter of 2004 decreased compared to the third quarter of 2003 primarily due to declining Zip product and Optical drive product sales, partially offset by sales of the Company’s new REV products and higher sales of non-Optical Sourced Branded products.

The net loss for the third quarter of 2004 included $4.6 million in pre-tax impairment and other charges associated with the discontinuance of the Company’s DCT Program, $2.3 million in pre-tax restructuring charges and a $1.8 million benefit associated with the release of various accruals for a European subsidiary for which operations have ceased. The net loss for the third quarter of 2004 included a net tax benefit of $0.8 million, which was comprised of a $6.5 million statutory tax benefit on the quarter’s pre-tax loss and a $1.2 million benefit primarily from additional state net operating loss carryforwards (“NOLs”), partially offset by a $6.9 million tax provision from an increased valuation allowance primarily from changes in NOLs. The net loss for the third quarter of 2004 also included manufacturing startup and marketing launch costs associated with the new REV products, expenses to upgrade the Company’s information technology systems and costs associated with supply chain modifications. The net loss for the third quarter of 2003 included $12.0 million of pre-tax restructuring charges and was favorably impacted by the recording of $4.6 million of research tax credits following the completion of a research tax credit study and an IRS audit.

During the first nine months of 2004, the Company reported a net loss of $40.5 million, or $0.79 per share, on sales of $239.0 million which compares to a net loss for the first nine months of 2003 of $3.4 million, or $0.07 per share, on sales of $298.0 million. Sales in the first nine months of 2004 decreased compared to the first nine months of 2003, primarily due to the continuing decline of Zip product sales and lower Optical drive sales, partially offset by higher sales of the Company’s non-Optical Sourced Branded products and sales of the new REV products.

During both the third quarter and the first nine months of 2004, Zip product sales continued to decline both in terms of unit volumes and revenues as the product segment reaches the end of its lifecycle. The Company expects Zip product sales to continue to decline. In addition, the Company believes Zip product gross margins will become increasingly difficult to predict, due to the uncertainty of future unit volumes and increased manufacturing and component costs on reduced volumes, drive and disk mix and potential end of life component supplier charges.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Sourced Branded product sales continued to grow in both the third quarter and the first nine months of 2004 when compared to the respective prior year periods. However, the sales growth occurred with continued pressure on gross margins, as the gross margin percentage decreased in both the third quarter of 2004 and the first nine months of 2004 when compared to the respective prior year periods. The Company began implementing supply chain improvements during the third quarter of 2004 which negatively impacted Optical product margins due to startup and transition costs. The supply chain improvements are being made with the goal to positively impact Sourced Branded product gross and profit margins and will continue to be implemented during the fourth quarter. However, the Company also anticipates continued competitive pricing pressure on all of its Sourced Branded products, which could offset any potential cost savings.

The Company launched its new REV products in April 2004 and has been encouraged by the initial reception of REV products in the marketplace. The Company’s goal is to develop REV products into a significant part of its overall product portfolio; the Company continues plans to launch additional interface models for REV drives and plans to launch its REV-based Autoloader in the fourth quarter of 2004. During the third quarter of 2004 and for the first nine months of 2004, REV products have had product losses, primarily due to development expenses in completing the REV products, manufacturing startup costs, marketing launch expenses and follow-on development expenses. The Company anticipates that REV product gross margins will continue to improve through the fourth quarter of 2004 as manufacturing startup costs wind down and volumes increase. However, the Company will continue to spend considerable resources generating awareness of this new product. The Company has not yet reached any agreements with tier one original equipment manufacturers (“OEMs”) with respect to REV internal drives, but has qualified REV internal drives with several second tier OEMs. The Company continues to focus on tier one OEM qualification and market adoption of REV internal drives.

Although NSS sales decreased during the third quarter of 2004 when compared to the third quarter of 2003, they have increased for the first nine months of 2004 when compared to the first nine months of 2003. After recording its first quarterly positive product profit margin (“PPM”) in the second quarter of 2004, NSS had a break-even PPM during the third quarter of 2004. NSS has drastically reduced its losses, when compared with the respective three and nine month periods of 2003, which reflects the benefits of the Company’s reorientation of this product line during the fourth quarter of 2003 towards the entry-level and low-end segments of the market. The Company maintains its goal to profitably grow the NSS business. There can, however, be no assurances as to whether this goal will be achieved.

As the Company has previously disclosed, it has decided to wind down its DCT Program. As a result of this decision, the Company recorded impairment and other charges of $4.6 million in the third quarter of 2004 (See the “DCT Program Impairment and Other Charges” discussion below for more detail of the charges). The Company is continuing to pursue licensing agreements for the DCT technology.

During the third quarter of 2004, the Company recorded $2.3 million of pre-tax restructuring charges, of which $0.2 million related to the 2003 restructuring actions. The remaining restructuring charges are associated with the 2004 restructuring actions which are part of an effort to align the Company’s cost structure with its expected future revenue levels.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

As previously disclosed, the Company does not expect to have an operating profit in 2004 primarily due to declining Zip product sales, the costs associated with increasing market awareness of REV products and continued low Sourced Branded product margins. The Company’s primary goals for the fourth quarter of 2004 are to ramp REV product sales with the goal to further improve REV product sales and margins, review and take actions to improve the financial results of the Sourced Branded business, profitably grow the NSS business, manage the Zip product business for cash flow and develop a business operating plan for 2005 based on these goals.

At September 26, 2004, the Company’s total cash, cash equivalents and temporary investment balance was $119.3 million (See the “Liquidity and Capital Resources” discussion for more detail on the tax impacts of repatriating the foreign cash). The Company believes this total cash is sufficient to operate the business and fund the investments required for REV products and other new products for at least one more year.

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

Business Segment Information

The Company has organized its six reportable segments which are based primarily on the nature of the Company’s products, into three broad business categories to align with the Company’s target customers: a) Mobile and Desktop Storage Products, b) Professional Storage Systems and c) New Technologies. Mobile and Desktop Storage Products include: (i) Zip products, (ii) Sourced Branded products (comprised of the former Optical Products segment as well as portable and desktop hard disk drives (“HDD”), Iomega Mini and Micro Mini USB and external floppy disk drives [which were all previously reported in the Other Mobile and Desktop Storage products segment] and (iii) Other Mobile and Desktop Storage products [which no longer includes HDD, Iomega Mini and Micro Mini USB and external floppy disk drives]). Professional Storage Systems include: REV products and NSS. New Technologies, which no longer includes REV products, had no sales and comprised the Company’s research and development efforts on the DCT Program. The Company has announced its cancellation of the DCT Program and has substantially wound down development efforts.

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

The Company’s Sourced Branded products segment involves the worldwide distribution and sale of products that the Company sources (purchases) from other companies, either substantially complete products or for which the Company completes the final assembly and resells the products under the Iomega brand. These products include CD-RW drives, DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003), HDD, Iomega Mini and Micro Mini USB drives and external floppy disk drives (which began shipping in the first quarter of 2003).

The Other Mobile and Desktop Storage products segment consists of products that have been discontinued or which are otherwise immaterial, including: Jaz and PocketZip disks; Peerless drive systems; Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the respective disks to support the installed drive base of these products. Jaz and PocketZip were previously reported as separate segments.

Professional Storage Systems

The REV products segment involves the development, distribution and sale of REV products to retailers, distributors and resellers throughout the world. The REV drive is a removable hard disk storage system that has a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed. REV products began shipping in April 2004.

The NSS segment consists primarily of the development, distribution and sale of Network Attached Storage (“NAS”) servers targeted toward small- and medium-sized businesses and enterprise workgroups. In the fourth quarter of 2003, the Company decided to exit the high end of the targeted NAS server market and focus its efforts on the entry-level and low-end of the targeted market where the Company believes it can better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

New Technologies

The New Technologies segment included the research and development of the DCT Program, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB. There have been no sales associated with the DCT Program. During the third quarter of 2004, the Company announced that it was winding down its DCT Program development efforts and as a result, recorded $4.6 million of impairment and other charges during the third quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued))

Product Profit Margin

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

Business Section (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All 2003 amounts have been reclassified to match the 2004 presentation.

Reportable Operating Segment Information:

                                               For the Quarter Ended         For the Nine Months Ended
                                               ---------------------         -------------------------
                                               Sept. 26,   Sept. 28,         Sept. 26,       Sept. 28,
                                                  2004       2003              2004             2003
                                               ---------   ---------         ---------      ----------
                                                                  (In thousands)
Sales:
Mobile and Desktop Storage Products:
   Zip products                                $  31,880   $  58,953         $ 108,419      $ 198,706
   Sourced Branded products                       30,892      27,009            98,749         83,564
   Other                                             870       1,406             3,386          6,721
                                               ---------   ---------         ---------      ---------
      Total Mobile and Desktop Storage
         Products                                 63,642      87,368           210,554        288,991
Professional Storage Systems:
   REV products                                   10,338           -            17,829              -
   NSS                                             3,282       3,622            10,647          8,983
                                               ---------   ---------         ---------      ---------
      Total Professional Storage Systems          13,620       3,622            28,476          8,983
                                               ---------   ---------         ---------      ---------
      Total Sales                              $  77,262   $  90,990         $ 239,030      $ 297,974
                                               =========   =========         =========      =========

PPM (Product Loss):
Mobile and Desktop Storage Products:
   Zip products                                $  12,551   $  14,993         $  41,393      $  70,907
   Sourced Branded products                       (2,872)     (1,749)           (3,596)          (395)
   Other                                             421        (439)            2,293          1,971
                                               ---------   ---------         ---------      ---------
      Total Mobile and Desktop Storage
Products                                          10,100      12,805            40,090         72,483
Professional Storage Systems:
   REV products                                   (5,612)     (4,046)          (17,898)       (10,493)
   NSS                                               (27)     (3,666)             (521)       (11,883)
                                               ---------   ---------         ---------      ---------
      Total Professional Storage Systems          (5,639)     (7,712)          (18,419)       (22,376)
New Technologies (a)                              (7,004)     (2,976)          (13,163)        (7,468)
                                               ---------   ---------         ---------      ---------
      Total PPM                                   (2,543)      2,117             8,508         42,639

Common Expenses:
   General corporate expenses                    (14,258)    (17,743)          (46,723)       (52,471)
   Restructuring charges                          (2,293)     (7,007)           (2,991)        (6,929)
   Interest and other income, net                  2,423         561             2,646          3,610
                                               ---------   ---------         ---------      ---------
      Loss Before Income Taxes                 $ (16,671)  $ (22,072)        $ (38,560)     $ (13,151)
                                               =========   =========         =========      =========

(a) New Technologies, i.e., the DCT development program, was discontinued during the third quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Seasonality

The Company’s Sourced Branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Zip product sales to OEM customers are typically stronger during the second and third quarters than in the first and fourth quarters. However, there can be no assurance that these historic patterns will continue. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters with any degree of confidence. As a result of the foregoing, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Sales

Sales for the quarter ended September 26, 2004 of $77.3 million decreased $13.7 million, or 15%, when compared to sales of $91.0 million for the quarter ended September 28, 2003. This decrease was primarily due to declining Zip product and Optical drive sales, partially offset by sales of the Company’s new REV products and higher sales of non-Optical Sourced Branded products.

Zip product sales for the third quarter of 2004 totaled $31.9 million, representing a decrease of $27.1 million, or 46%, compared to sales of $59.0 million for the third quarter of 2003. Sales of Zip products represented 41% of total sales for the third quarter of 2004, compared to 65% of total sales for the third quarter of 2003. Zip drive sales of $18.5 million for the third quarter of 2004 decreased by $20.3 million, or 52%, while Zip drive units also decreased 52%. Zip OEM drive units accounted for approximately 55% of total Zip drive units in the third quarter of 2004 compared to approximately 54% in the third quarter of 2003. Zip disk sales of $13.4 million for the third quarter of 2004 decreased by $6.8 million, or 34%, while Zip disk units decreased by 43% from the third quarter of 2003. The decline in Zip disk units was greater than the Zip disk sales declines primarily from lower pricing actions and promotions in the third quarter of 2004 as compared to the third quarter of 2003. The third quarter of 2003 included approximately $3 million of various pricing programs associated with the transition to a dual-format (i.e., PC and Mac) Zip disk.

Sourced Branded product sales for the third quarter of 2004 totaled $30.9 million, representing an increase of $3.9 million, or 14%, compared to sales of $27.0 million for the third quarter of 2003. Sales of Sourced Branded products represented 40% of total sales for the third quarter of 2004, compared to 30% for the third quarter of 2003. The percentage of total sales increased in the third quarter of 2004 primarily from lower total consolidated sales. The $3.9 million increase in Sourced Branded product sales was comprised of increases of $5.3 million in HDD drives, $2.3 million in Iomega Mini and Micro Mini USB drives, $0.9 million in floppy external drives and $0.6 million in DVD rewritable drives, partially offset by a $5.2 million decrease in CD-RW drive sales. Higher overall Sourced Branded products unit volumes were partially offset by lower prices on all Sourced Branded products. Continued price competition is expected throughout the Sourced Branded product line for the foreseeable future.

REV product sales for the third quarter of 2004 totaled $10.3 million. REV drives and disks began shipping in April 2004. REV product sales represented 13% of total sales for the third quarter of 2004. The Company’s goal is to continue increasing REV product sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

NSS sales for the third quarter of 2004 totaled $3.3 million, representing a $0.3 million decrease, compared to sales of $3.6 million for the third quarter of 2003. NSS sales represented 4% of total sales for both the third quarter of 2004 and 2003. The decrease in NSS sales resulted primarily from seasonal weakness and a delay in launching the new NAS 100d until the end of the third quarter of 2004.

Geographically, sales in the Americas totaled $42.4 million, or 55% of total sales, in the third quarter of 2004, compared to $59.4 million, or 65% of total sales, in the third quarter of 2003. The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by REV product sales and higher Sourced Branded product sales. Sales in Europe totaled $28.7 million, or 37% of total sales, in the third quarter of 2004, compared to $23.6 million, or 26% of total sales, in the third quarter of 2003. The increase in sales dollars in Europe was primarily due to REV product sales and higher Sourced Branded product sales, partially offset by lower Zip product sales. Sales in Asia totaled $6.2 million, or 8% of total sales, in the third quarter of 2004, compared to $8.0 million, or 9% of total sales, in the third quarter of 2003. The decrease in sales dollars in Asia was primarily due to lower Zip, Sourced Branded and NSS product sales, partially offset by REV product sales.

Sales for the nine months ended September 26, 2004 of $239.0 million decreased $59.0 million, or 20%, when compared to sales of $298.0 million for the nine months ended September 28, 2003. This decrease was primarily due to declining Zip product and Optical drive sales, partially offset by higher sales of the Company’s non-Optical Sourced Branded products and sales of REV products.

Zip product sales for the first nine months of 2004 totaled $108.4 million, representing a decrease of $90.3 million, or 45%, compared to sales of $198.7 million for the first nine months of 2003. Sales of Zip products represented 45% of total sales for the first nine months of 2004, compared to 67% for the first nine months of 2003. Zip drive sales of $61.1 million for the first nine months of 2004 decreased by $62.1 million, or 50%, while Zip drive units decreased 48%. Zip OEM drive units accounted for approximately 52% of total Zip drive units in the first nine months of 2004 compared to approximately 53% in the first nine months of 2003. Zip disk sales of $47.2 million for the first nine months of 2004 decreased by $28.3 million, or 38%, while Zip disk units decreased by 37% from the first nine months of 2003. Increased usage of rebates and promotions in the first nine months of 2004 for both drive and disks were partially offset by $3 million of various pricing programs associated with the transition to a dual-format Zip disk in the third quarter of 2003.

Sourced Branded product sales for the first nine months of 2004 totaled $98.7 million, representing an increase of $15.1 million, or 18%, compared to sales of $83.6 million for the first nine months of 2003. Sales of Sourced Branded products represented 41% of total sales for the first nine months of 2004, compared to 28% for the first nine months of 2003. The percentage of total sales increased in the first nine months of 2004 primarily from lower total consolidated sales. The $15.1 million increase in Sourced Branded product sales was comprised from increases of $10.8 million in HDD drives, $9.0 million in Iomega Mini and Micro Mini USB drives, $7.0 million in DVD rewritable drives and $4.7 million in floppy external drives, partially offset by a $16.4 million decrease in CD-RW drive sales. The Company began selling DVD rewritable and external floppy drives late in the first quarter of 2003. Higher overall Sourced Branded product unit volumes were partially offset by lower prices on all Sourced Branded products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

REV product sales for the first nine months of 2004 totaled $17.8 million. REV drives and disks began shipping in April 2004. REV product sales represented 7% of total sales for the first nine months of 2004.

NSS sales for the first nine months of 2004 totaled $10.6 million, representing a $1.6 million increase, compared to sales of $9.0 million for the first nine months of 2003. The higher sales were primarily due to the Company’s redirected strategy to concentrate on the entry-level and low-end markets as well as related new product introductions that occurred during the first half of 2004.

Geographically, sales in the Americas totaled $128.7 million, or 54% of total sales, in the first nine months of 2004, compared to $186.8 million, or 63% of total sales, in the first nine months of 2003. The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher Sourced Branded product and REV product sales. Sales in Europe totaled $91.6 million, or 38% of total sales, in the first nine months of 2004, compared to $85.5 million, or 29% of total sales, in the first nine months of 2003. The increase in sales dollars in Europe was primarily due to higher Sourced Branded product and REV product sales, partially offset by lower Zip product sales. Sales in Asia totaled $18.7 million, or 8% of total sales, in the first nine months of 2004, compared to $25.7 million, or 8% of total sales, in the first nine months of 2003. The decrease in sales dollars in Asia was primarily due to lower Zip product, Sourced Branded products and NSS product sales, partially offset by REV product sales.

Gross Margin

The Company’s overall gross margin of $11.8 million, or 15%, in the third quarter of 2004 compares to $18.2 million, or 20%, in the third quarter of 2003. Total gross margin dollars in the third quarter of 2004 decreased $6.4 million, or 35% from the third quarter of 2003, primarily from a lower proportion of sales from higher margin Zip products, lower Sourced Branded product margins, REV product startup costs and costs associated with supply chain modifications, partially offset by higher Zip product margins. The third quarter of 2004 included $4.6 million of impairment and other charges related to the discontinuance of the DCT Program while the third quarter of 2003 included $5.0 million of restructuring charges related to Zip products (See the “DCT Program Impairment and Other Charges” and “Restructuring Charges and Reversal” discussions below for more detail on these charges). The decrease in the gross margin percentage was primarily due to the same factors described above for gross margin dollars.

The Zip product gross margin percentage for the third quarter of 2004 of 45% increased from 31% in the third quarter of 2003. The third quarter of 2003 included $5.0 million of restructuring charges and approximately $3 million of various pricing programs associated with the transition to a dual-format Zip disk.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

The decline in Sourced Branded product gross margins for the third quarter of 2004, when compared to the third quarter of 2003, resulted primarily from significantly lower Mini USB drive gross margins due to intense price competition and increased costs due to transitioning to a regional assembly process for its Sourced Branded products, partially offset by higher Optical and HDD drive product gross margins. All of the Company’s Sourced Branded products faced competitive pricing pressures. The Company’s goal is that its transition to a regional assembly process will positively impact Sourced Branded product gross margins during the fourth quarter of 2004. There can be no assurance that these cost savings will be achieved or that any cost savings will be sufficient to offset price declines.

The Company’s overall gross margin of $51.0 million, or 21%, for the first nine months of 2004 compares to $89.6 million, or 30%, for the first nine months of 2003. Total gross margin dollars in the first nine months of 2004 decreased $38.6 million, or 43%, from the first nine months of 2003, primarily from a lower proportion of sales from higher margin Zip products, lower Sourced Branded product margins and REV product startup costs. The first nine months of 2004 included $4.6 million of impairment and other charges related to the discontinuance of the DCT Program while the first nine months of 2003 included $5.0 million of restructuring charges related to Zip products (See the “DCT Program Impairment and Other Charges” and “Restructuring Charges and Reversal” discussions below for more detail on these charges). The decrease in the gross margin percentage was primarily due to the same factors described above for gross margin dollars.

The Zip product gross margin percentage for the first nine months of 2004 of 43% increased from 42% in the first nine months of 2003. The slightly higher gross margin percentage resulted primarily from $5.0 million of restructuring charges and approximately $3 million of various pricing programs associated with the transition to a dual-format Zip disk in the first nine months of 2003, partially offset by certain end of life material charges in the first nine months of 2004.

The decline in Sourced Branded product gross margins for the first nine months of 2004, when compared to the first nine months of 2003, resulted primarily from lower sales of the higher margin CD-RW drives, intense price competition on Mini USB drive products, increased costs due to transitioning to a regional assembly process for its Sourced Branded products and the Company’s first half 2004 plan to lower margins on certain Sourced Branded products in an attempt to gain greater retail penetration in the U.S. market.

Future gross margin percentages will depend on a number of factors including: the future sales volume of Zip and REV products; pricing actions or promotions; the mix between Zip products compared to Sourced Branded, REV and NSS products; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100, 250 and 750 megabyte drives and disks (where megabyte equals 1 million bytes), as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the impact of rising Zip manufacturing costs and end of life material charges; the sales ramp of the new REV products; the impact of supply chain improvements on Sourced Branded product margins; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products, particularly REV products; startup costs associated with the introduction of new products; price competition from other substitute third-party storage products; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM

Zip PPM for the third quarter of 2004 was $12.6 million and decreased by $2.4 million, or 16%, when compared to Zip PPM of $15.0 million for the third quarter of 2003. The decrease in Zip PPM resulted primarily from lower sales partially offset by higher gross margins as described above. Zip PPM as a percentage of Zip product sales increased to 39% for the third quarter of 2004 from 25% for the third quarter of 2003, primarily from the higher gross margin percentage as described above and from lower operating expenses resulting from the 2003 restructuring actions.

The Sourced Branded product loss for the third quarter of 2004 was $2.9 million and increased by $1.1 million, compared to a product loss of $1.8 million for the third quarter of 2003. Sourced Branded PPM as a percentage of Sourced Branded product sales declined to a negative 9% in the third quarter of 2004 compared to a negative 7% in the third quarter of 2003. The Sourced Branded product loss deterioration in the third quarter of 2004 resulted primarily from the lower gross margins described above and from higher sales and marketing expenses.

REV products had a product loss of $5.6 million for the third quarter of 2004. REV products began shipping in April 2004. The REV product loss was attributable to manufacturing startup costs and high marketing expenses. It is the Company’s goal to continue improving REV PPM as volumes increase and manufacturing startup costs wind down. However, the Company will continue to spend considerable resources generating awareness of this new product. Sales and marketing expenses for REV products in the fourth quarter of 2004 are anticipated to remain close to third quarter 2004 levels at approximately $3 million per quarter.

NSS had a breakeven PPM in the third quarter of 2004 which represented a $3.7 million, or 101%, improvement compared to a product loss of $3.7 million in the third quarter of 2003. The improved PPM resulted primarily from lower costs reflecting the Company’s reorientation of the NSS product line during the fourth quarter of 2003 and from higher sales and marketing and research and development spending in the first nine months of 2003 when the Company was attempting to broaden the NSS product offering by entering into the high end of the target market.

The New Technologies product loss of $7.0 million increased by $4.0 million, or 135%, in the third quarter of 2004 compared to a product loss of $3.0 million in the third quarter of 2003. During the third quarter of 2004, the Company recorded impairment and other charges of $4.6 million related to the wind down of the DCT Program. See the “DCT Program Impairment and Other Charges” discussion below for more detail about the charges.

General corporate expenses of $14.3 million that were not allocated to PPM in the third quarter of 2004, decreased $3.4 million, or 20%, compared to $17.7 million for the third quarter of 2003. The $3.4 million decrease reflected lower costs resulting from the restructuring plans implemented in the third quarter of 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

Zip PPM for the first nine months of 2004 was $41.4 million and decreased by $29.5 million, or 42%, when compared to Zip PPM of $70.9 million for the third quarter of 2003. The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margins as described above. Zip PPM as a percentage of Zip product sales increased to 38% for the first nine months of 2004 from 36% for the first nine months of 2003, primarily from the higher gross margin percentages as described above and from lower operating expenses resulting from the 2003 restructuring actions.

The Sourced Branded product loss for the first nine months of 2004 was $3.6 million and increased by $3.2 million, compared to a product loss of $0.4 million for the first nine months of 2003. Sourced Branded PPM as a percentage of Sourced Branded product sales declined to a negative 4% in the first nine months of 2004 from 0% in the first nine months of 2003. The Sourced Branded product loss deteriorated in the first nine months of 2004 primarily from lower gross margins as described above and from higher sales and marketing expenses.

REV products had a product loss of $17.9 million, which increased by $7.4 million, or 71%, for the first nine months of 2004, compared to a product loss of $10.5 million for the first nine months of 2003. REV products began shipping in April 2004. The increased REV product loss was attributable to higher development costs in the first half of 2004 to complete the development of REV products, manufacturing startup costs and high marketing and awareness generation expenses.

NSS had a product loss of $0.5 million in the first nine months of 2004 which represented an $11.4 million, or 96%, improvement compared to a product loss of $11.9 million in the first nine months of 2003. The improved PPM resulted primarily from lower costs reflecting the Company’s reorientation of the NSS product line during the fourth quarter of 2003 and higher sales and marketing and research and development spending in the first nine months of 2003 when the Company was attempting to broaden the NSS product offering by entering into the high end of the target market.

The New Technologies product loss of $13.2 million increased by $5.7 million, or 76%, in the first nine months of 2004 compared to a product loss of $7.5 million in the first nine months of 2003. The higher loss resulted primarily from the impairment and other charges of $4.6 million related to the wind down of the DCT Program and from increased spending on the DCT Program in the first half of 2004 as the Company pushed to complete the development of the DCT technology. See the “DCT Program Impairment and Other Charges” discussion below for more detail on these charges.

General corporate expenses of $46.7 million that were not allocated to PPM for the first nine months of 2004, decreased $5.8 million, or 11%, compared to $52.5 million for the first nine months of 2003. The $52.5 million of general corporate expenses for the first nine months of 2003 included favorable net legal settlements of $6.0 million. The $5.8 million decrease, which includes the $6.0 million of favorable net legal settlements for the first quarter of 2003, reflected lower costs resulting from the restructuring plans implemented in the third quarter of 2003, partially offset by $2.5 million of increased expenses relating to the Company’s information technology system upgrade which was implemented during the third quarter of 2004 and $0.8 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $21.5 million for the third quarter of 2004 decreased by $4.8 million, or 18%, compared to $26.3 million for the third quarter of 2003. The $4.8 million decrease of selling, general and administrative expenses reflected lower costs resulting from the restructuring plans implemented in the third quarter of 2003, partially offset by higher marketing costs associated with the launch of the new REV products.

Selling, general and administrative expenses decreased as a percentage of sales to 28% for the third quarter of 2004, from 29% in the third quarter of 2003.

Selling, general and administrative expenses of $69.2 million for the first nine months of 2004 decreased by $8.2 million, or 11%, compared to $77.4 million for the first nine months of 2003. The $77.4 million of selling, general and administrative expenses for the first nine months of 2003 included favorable net legal settlements of $6.0 million. The $8.2 million decrease, which includes the $6.0 million of favorable net legal settlements for the first quarter of 2003, reflected the lower costs resulting from the restructuring plans implemented in the third quarter of 2003, partially offset by $2.5 million of higher costs in 2004 related to the Company’s information technology system upgrade which was implemented during the third quarter of 2004, higher marketing costs associated with the new REV products and $0.8 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

Selling, general and administrative expenses increased as a percentage of sales to 29% for the first nine months of 2004, from 26% in the first nine months of 2003, as sales declined at a faster rate than overall selling, general and administrative costs and the Company incurred significant marketing costs associated with the launch of the new REV products. For the first nine months of 2003, the $6.0 million of net favorable legal settlements equated to almost 2% as a percentage of sales.

The Company expects to incur higher than normal marketing costs in the fourth quarter of 2004, similar to the levels incurred in the third quarter of 2004, to continue promoting the growth of REV products.

Bad Debt

For the third quarter of 2004, bad debt expense of $0.2 million increased $0.2 million, compared to a nominal bad debt credit for the third quarter of 2003. The $0.2 million bad expense for the third quarter of 2004 resulted primarily from increased agings in trade receivables.

For the first nine months of 2004, a bad debt credit of $0.1 million was recorded, compared to a bad debt credit of $1.7 million for the first nine months of 2003. The $1.7 million bad debt credit for the first nine months of 2003 resulted primarily from a significantly large decrease in trade receivable balances during the first quarter of 2003, partially offset by the establishment during the second quarter of 2003 of $0.3 million in specific reserves for collection issues with Latin America customers. At September 26, 2004, the Company had $1.7 million in trade receivables in excess of 180 days past due compared to $0.9 million at December 31, 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development Expenses

Research and development expenses of $6.9 million for the third quarter of 2004 were $0.6 million, or 9%, lower than research and development expenses of $7.5 million during the third quarter of 2003. The $0.6 million decrease in research and development expenses was primarily due to lower NSS research and development expenditures. With the cancellation of the DCT Program, research and development expenses are anticipated to decrease in the fourth quarter of 2004. Research and development expenses as a percentage of sales increased to 9% in the third quarter of 2004 as compared to 8% for the third quarter of 2003, primarily from sales decreasing faster than research and development costs.

Research and development expenses of $20.1 million for the first nine months of 2004 were $3.7 million, or 16%, lower than research and development expenses of $23.8 million during the first nine months of 2003. The $3.7 million decrease in research and development expenses was primarily due to cost reductions reflecting the benefits of the 2003 restructuring actions, lower NSS and Zip product research and development expenditures. Research and development expenses as a percentage of sales remained flat at 8% in the first nine months of both 2004 and 2003.

Even though REV products began shipping in April of 2004, the Company plans to incur continued significant development costs for follow-on REV products. Such costs will be associated with the planned development of SATA interfaces (which the Company plans to introduce late in the fourth quarter of 2004 or early in the first quarter of 2005), continued software development costs and development costs on the second generation REV drive.

Restructuring Charges and Reversal

The Company currently has restructuring reserves under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the 2001 restructuring actions. The following table summarizes the reserve balances related to each of these actions:

                                                          September 26,      December 31,
                                                              2004               2003
                                                          -------------      ------------
                                                                   (In thousands)
Other Current Liabilities:
   2004 Restructuring Actions                                $ 1,712           $     -
   2003 Restructuring Actions                                  1,122             3,564
   2001 Restructuring Actions                                  4,045             4,598
                                                             -------           -------
      Total                                                  $ 6,879           $ 8,162
                                                             =======           =======

Fixed Asset Reserves:
   2004 Restructuring Actions                                $   427           $     -
   2003 Restructuring Actions                                    194               597
   2001 Restructuring Actions                                    201               299
                                                             -------           -------
      Total                                                  $   822           $   896
                                                             =======           =======

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

During the third quarter of 2004, the Company recorded pre-tax restructuring charges of $2.3 million. These charges included $2.1 million for the 2004 restructuring actions and $0.2 million for the 2001 restructuring actions. The $0.2 million was related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company was unable to sublease until the fourth quarter of 2004.

During the second quarter of 2004, the Company recorded pre-tax restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were on transition during the second quarter of 2004 under the 2003 restructuring actions.

During the first quarter of 2004, the Company recorded pre-tax restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the 2001 restructuring actions, which the Company had been unable to sublease.

During the third quarter of 2003, the Company recorded pre-tax restructuring charges of $12.0 million. Of the $12.0 million of charges, $11.1 million was for restructuring actions initiated during the third quarter of 2003 and $0.9 million was associated with restructuring actions initiated during the third quarter of 2001. The $0.9 million was related to lease expenses for a facility vacated in 2001 and which the Company had been unable to sublease.

During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed as part of the restructuring actions initiated during 2001, due to the original estimates being higher than what was utilized.

2004 Restructuring Actions

The Company recorded $2.1 million of pre-tax charges in the third quarter of 2004 for the 2004 restructuring actions, including $1.7 million of cash charges for severance and benefits for 114 regular and temporary personnel worldwide (approximately 20% of the Company’s worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated and $0.4 million of non-cash charges related to excess furniture. All of the $2.1 million of restructuring charges recorded in the third quarter of 2004 are being shown as restructuring expenses as a component of operating expenses. The Company made no cash payments during the third quarter of 2004 for any of these charges. The restructuring actions are part of an effort to align the Company’s cost structure with its expected future revenue levels.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Of the $1.7 million severance and benefits charges for the 114 regular and temporary personnel that were notified by September 26, 2004 that their positions were being eliminated, $1.5 million was for 100 North American employees and $0.2 million was for 5 European employees. In addition, 9 Asian employees were notified that their positions were being eliminated. The worldwide workforce reduction was across all business functions and across all levels of the Company. At September 26, 2004, of the 114 individuals worldwide whose positions were identified and who were notified that their positions were being eliminated, 53 had been released, 54 are scheduled to work on a transition basis through the fourth quarter of 2004 and 7 are scheduled to work on a transition basis through the first quarter of 2005. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, will be made after the last day of employment after separation agreements have been signed by the employees except for those where continuous payments are legally required and for one other employee. The Company anticipates that the total separation payments or liability for the 114 employees notified during the third quarter of 2004 will be $2.5 million. The $1.7 million severance and benefits costs recognized during the third quarter of 2004 included the costs associated with those employees whose positions were eliminated during the third quarter of 2004 and the ratable recognition of the severance and benefits costs to be paid to the 61 employees who will remain in transition beyond the minimum retention period (60 days) as defined by Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The remaining $0.8 million of severance and benefits costs related to the 61 transition employees will be recognized ratably over their respective future transition periods. There will be an additional 33 employees who will be notified in the fourth quarter of 2004 that their positions are being eliminated. This additional reduction in force of 33 employees will bring the total reduction of employees under the 2004 restructuring actions to 147 positions or 26% of the Company’s worldwide workforce.

As part of the 2004 restructuring actions, the Company recorded a $0.4 million non-cash charge related to excess furniture that is no longer being utilized as a result of the Company’s continuing downsizing. The Company anticipates disposing of this furniture by the end of 2005. The Company anticipates recording an additional charge of $0.2 million for excess furniture once certain facilities have been exited and the furniture is no longer being utilized.

The Company currently anticipates recording approximately another $2 million to $3 million of restructuring charges related to the 2004 restructuring actions once the Company has vacated certain facilities in North America and Asia. These facilities are anticipated to be vacated during the fourth quarter of 2004 and the first quarter of 2005.

In summary, the Company anticipates recording another $0.8 million for severance and benefits, $0.2 million for excess furniture and between $2 million to $3 million for exiting excess facilities as the 2004 restructuring actions are fully implemented. The substantial majority of these charges are expected to be recorded in the fourth quarter of 2004, with the remainder being recorded in the first quarter of 2005. Once fully implemented, the total charges for the 2004 restructuring actions are anticipated to be between approximately $5 million to $6 million. None of these charges will be allocated to any of the business product segments. All but the $0.6 million of excess furniture charges are expected to be paid in cash.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Restructuring reserves in the amount of $1.7 million are included in the Company’s other current liabilities and $0.4 million are included in the fixed asset reserves as of September 26, 2004. No reserves were utilized during the three months ended September 26, 2004. The 2004 restructuring charges are summarized below:

                                                             Foreign
                                              Original      Currency        Balance
       2004 Restructuring Actions              Charge        Changes       09/26/04
       --------------------------             -------       ---------      --------
                                                          (In thousands)

          Severance and benefits              $ 1,708         $   4         $ 1,712
          Furniture                               427             -             427
                                              -------         -----         -------
                                              $ 2,135         $   4         $ 2,139
                                              =======         =====         =======

       Balance Sheet Breakout:
          Other current liabilities           $ 1,708         $   4         $ 1,712
          Fixed asset reserves                    427             -             427
                                              -------         -----         -------
                                              $ 2,135         $   4         $ 2,139
                                              =======         =====         =======

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

Of the $14.5 million recorded in 2003 for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip Products segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. As of September 26, 2004, the Company has made $12.9 million in cash payments related to the 2003 restructuring actions, of which $1.5 million, $0.6 million and $0.5 million was disbursed during the first, second and third quarters of 2004, respectively.

Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 additional employees worked on a transition basis into the second quarter of 2004 and 3 more employees worked on a transition basis into the third quarter of 2004. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. The total separation payments or liability for the 198 employees notified during 2003 was $6.7 million. During the first and second quarters of 2004, the Company recorded $0.3 million and $0.2 million, respectively, of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. There was less than $0.1 million of expenses recorded in the third quarter of 2004 related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated. The Company does not anticipate recording any other expenses related to the 2003 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Remaining restructuring reserves in the amount of $1.1 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of September 26, 2004. Utilization of and other activity relating to the 2003 restructuring charges during the quarter ended September 26, 2004 are summarized below:

                                     Balance           Utilized                                       Balance
                                                  ------------------
                                     06/27/04      Cash     Non-Cash     Additions    (Reversals)     09/26/04
                                     --------     ------    --------     ---------    -----------     --------
                                                                  (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $   351      $ (294)    $    -         $ 11        $     -       $    68
   Lease termination costs             1,249        (195)         -            -              -         1,054
   Furniture                             348           -       (154)           -              -           194
                                     -------      ------     ------         ----        -------       -------
                                     $ 1,948      $ (489)    $ (154)        $ 11        $     -       $ 1,316
                                     =======      ======     ======         ====        =======       =======

Balance Sheet Breakout:
   Other current liabilities         $ 1,600      $ (489)    $    -         $ 11        $     -       $ 1,122
   Fixed asset reserves                  348           -       (154)           -              -           194
                                     -------      ------     ------         ----        -------       -------
                                     $ 1,948      $ (489)    $ (154)        $ 11        $     -       $ 1,316
                                     =======      ======     ======         ====        =======       =======

Utilization of and other activity relating to the 2003 restructuring charges during the nine months ended September 26, 2004 are summarized below:

                                     Balance          Utilized                                         Balance
                                                 -------------------
                                     12/31/03     Cash      Non-Cash     Additions    (Reversals)     09/26/04
                                     --------    -------    --------     ---------    -----------     --------
                                                               (In thousands)
2003 Restructuring Actions:
   Severance and benefits            $ 1,323     $(1,420)    $    -        $ 452        $ (287)        $    68
   Contract cancellations                500        (500)         -            -             -               -
   Lease termination costs             1,741        (687)         -            -             -           1,054
   Furniture                             597           -       (403)           -             -             194
                                     -------     -------     ------        -----        ------         -------
                                     $ 4,161     $(2,607)    $ (403)       $ 452        $ (287)        $ 1,316
                                     =======     =======     ======        =====        ======         =======

Balance Sheet Breakout:
   Other current liabilities         $ 3,564     $(2,607)    $    -        $ 452        $ (287)        $ 1,122
   Fixed asset reserves                  597           -       (403)           -            -              194
                                     -------     -------     ------        -----        ------         -------
                                     $ 4,161     $(2,607)    $ (403)       $ 452        $ (287)        $ 1,316
                                     =======     =======     ======        =====        ======         =======

As of September 26, 2004, the remaining severance and benefits are associated with those employees who are receiving their severance payments on a continuous payment basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease these facilities. The Company anticipates completing the disposal of the furniture by the end of the second quarter of 2005.

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

During the first quarter of 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During the first quarter of 2004, the Company recorded an additional $0.5 million in restructuring charges for the Ireland facility due to continuing depressed real estate market conditions in Ireland. During the third quarter of 2004, the Company recorded an additional $0.2 million for the Ireland facility, which the Company was unable to sublease until the fourth quarter of 2004.

Remaining restructuring reserves in the amount of $4.0 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of September 26, 2004. Utilization of the 2001 restructuring reserves during the quarter ended September 26, 2004 is summarized below:

                                     Balance           Utilized                        Balance
                                                 -------------------
                                     06/27/04      Cash     Non-Cash     Additions     09/26/04
                                     --------    --------   --------     ---------     --------
                                                          (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 2,729     $ (182)     $   -         $   -       $ 2,547
   Leasehold improvements and
      furniture                          234          -        (33)            -           201
                                     -------     ------      -----         -----       -------
                                       2,963       (182)       (33)            -         2,748
                                     -------     ------      -----         -----       -------

Europe Reorganization:
   Lease cancellations                 1,466       (115)         -           147         1,498
                                     -------     ------      -----         -----       -------
                                     $ 4,429     $ (297)     $ (33)        $ 147       $ 4,246
                                     =======     ======      =====         =====       =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,195     $ (297)     $   -         $ 147       $ 4,045
   Fixed asset reserves                  234          -        (33)            -           201
                                     -------     ------      -----         -----       -------
                                     $ 4,429     $ (297)     $ (33)        $ 147       $ 4,246
                                     =======     ======      =====         =====       =======

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges and Reversal (Continued)

Utilization of and other activity relating to the 2001 restructuring reserves during the nine months ended September 26, 2004 are summarized below:

                                     Balance          Utilized                         Balance
                                                ---------------------
                                     12/31/03     Cash      Non-Cash     Additions     09/26/04
                                     --------   --------    --------     ---------     --------
                                                         (In thousands)
2001 Restructuring Actions:
North America Reorganization:
   Lease cancellations               $ 3,274    $   (727)    $   -         $   -       $ 2,547
   Leasehold improvements and
      furniture                          299           -       (98)            -           201
                                     -------    --------     -----         -----       -------
                                       3,573        (727)      (98)            -         2,748
                                     -------    --------     ------        -----       -------

Europe Reorganization:
   Lease cancellations                 1,324        (517)        -           691         1,498
                                     -------    --------     -----         -----       -------
                                     $ 4,897    $ (1,244)    $ (98)        $ 691       $ 4,246
                                     =======    ========     =====         =====       =======

Balance Sheet Breakout:
   Other current liabilities         $ 4,598    $ (1,244)    $   -         $ 691       $ 4,045
   Fixed asset reserves                  299           -       (98)            -           201
                                     -------    --------     -----         -----       -------
                                     $ 4,897    $ (1,244)    $ (98)        $ 691       $ 4,246
                                     =======    ========     =====         =====       =======

As of September 26, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities, where the lease expires in 2009. At the beginning of the fourth quarter of 2004, the Company was able to sublease the Ireland facility which released the Company completely from further obligations related to this facility.

DCT Program Impairment and Other Charges

During the third quarter of 2004, the Company recorded as cost of sales, impairment and other charges of $4.6 million, related to the wind down of the DCT Program development. The $4.6 million charge was attributable to the New Technologies business segment. As the Company has previously disclosed, its DCT business plan was dependent upon significant consumer electronics OEM adoption. Unfortunately, the Company was not successful in securing OEM commitments. During the second quarter of 2004, the Company investigated the possibility of bringing the DCT technology to market as a stand-alone computer peripheral storage device. However, based on the Company’s analysis and objective evaluation of the market environment in which the DCT technology would compete, the Company concluded that it did not have sufficient resources to simultaneously pursue the opportunities of the DCT technology and REV products. Consequently, the Company decided not to launch an Iomega branded PC peripheral DCT device and began winding down the DCT Program during the third quarter of 2004. As part of the wind down activities, the Company determined that fixed assets related solely to the DCT Program were impaired and thus recorded $4.1 million of impairment charges. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program Impairment and Other Charges (Continued)

The $0.5 million of other charges was comprised primarily of supplier claims, for equipment and parts that had been committed to by both the Company’s suppliers as well as second tier suppliers. The write-off was for the amount of the canceled commitments.

A breakdown of the DCT Program impairment and other charges is included in the table below:

                                                                             Financial
                                                                             Statement
Description of DCT Program Impairment and Other Charges     Amount           Line-Item
-------------------------------------------------------     ------         -------------
                                                        (In thousands)

   Fixed Asset Impairments                                  $ 4,095        Cost of Sales
   Other charges (primarily supplier claims)                    527        Cost of Sales
                                                            -------
                                                            $ 4,622
                                                            =======

Interest Income

Interest income of $0.4 million in the third quarter of 2004 decreased $0.8 million, or 71%, from $1.2 million in the third quarter of 2003. Interest income of $1.1 million for the first nine months of 2004 decreased $3.6 million, or 77%, from $4.7 million in the first nine months of 2003. The decreases in interest income for the third quarter and nine month periods resulted primarily from lower cash, cash equivalents and temporary investment balances resulting from the $257.2 million one-time cash dividend payment made on October 1, 2003. Interest income was also impacted by lower interest rates for the first nine months of 2004 compared to the first nine months of 2003.

Interest expense and other income and expense

Interest expense and other income and expense was a favorable $2.1 million for the third quarter of 2004 and increased $2.8 million from a net expense of $0.7 million in the third quarter of 2003. The $2.8 million increase resulted primarily from the release of $1.8 million of various accruals for a European subsidiary for which operations ceased in 1999 and from higher foreign currency gains of $0.4 million.

Interest expense and other income and expense was a favorable $1.6 million for the first nine months of 2004 and increased $2.7 million from a net expense of $1.1 million for the first nine months of 2003. The $2.7 million increase resulted primarily from the release of $1.8 million of various accruals for a European subsidiary for which operations ceased in 1999 and from higher foreign currency gains of $0.6 million.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

For the quarter ended September 26, 2004, the Company recorded a net tax benefit of $0.8 million, on a pre-tax loss of $16.7 million. The net tax benefit was comprised of a $6.5 million statutory tax benefit on the quarter’s pre-tax loss and a $1.2 million benefit primarily from additional state net operating loss carryforwards (“NOLs”), partially offset by a $6.9 million tax provision from an increased valuation allowance primarily from changes in NOLs. The resulting effective tax benefit rate of 5% on a pre-tax loss for the third quarter of 2004 resulted from the valuation allowance and the additional state NOLs. This compares to an income tax benefit of $9.0 million on a pre-tax loss of $22.1 million for the third quarter of 2003, reflecting an effective tax benefit rate of 41%.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. At the completion of the analysis, the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the condensed consolidated balance sheets. The amount reclassified on the December 31, 2003 condensed consolidated balance sheet was $8.5 million. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. The Company also concluded that no adjustments to the tax provisions were required in any other prior period.

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when it is more likely than not that the deferred tax assets will not be realized.

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                          September 26,
                                                              2004          Expiration Dates
                                                          -------------     ----------------
                                                          (In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
   Federal NOLs (1)                                         $  6,139        2022 to 2023
   State NOLs                                                 10,399        2005 to 2023
   Foreign NOLs                                                8,129        2010 to indefinite
   Capital losses                                                430        2006
                                                            --------
                                                            $ 25,097
                                                            ========

Tax Credit Deferred Tax Assets:
    Foreign tax credits                                     $ 23,630        2005 to indefinite
    Research credits                                          10,182        2007 to 2023
    Alternative minimum tax credits                            1,347        Indefinite
                                                            --------
                                                            $ 35,159
                                                            ========

(1) NOLs = Net Operating Loss Carryforwards

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

At September 26, 2004, the Company had $6.1 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $17.4 million in future U.S. federal tax deductions. At September 26, 2004, the Company had $10.4 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $260 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) The difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company's foreign subsidiaries.

Net deferred tax liabilities for the Company at September 26, 2004 were $12.5 million. As of September 26, 2004, deferred tax liabilities for estimated U.S. federal and state income taxes and foreign withholding taxes of $50.3 million have been accrued on unremitted foreign earnings of $114.8 million. Taxes have not been provided for unremitted foreign earnings of $11.1 million as these earnings are considered to be permanently invested in non-U.S. operations.

For the nine months ended September 26, 2004, the Company recorded a net tax provision of $2.0 million, on a pre-tax loss of $38.6 million. The net tax provision was comprised of a $20.1 million increase in the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $15.0 million on the pre-tax loss for the nine months ended September 26, 2004, a $1.9 million benefit resulting primarily from the release of tax accruals associated with the Company's foreign operations and a $1.2 million benefit resulting primarily from additional state NOLs. Included in the $20.1 million increase in the valuation allowance was a $7.8 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits were the result of a change in the Company's intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The resulting effective tax provision rate of 5% on a pre-tax loss for the nine months ended September 26, 2004, resulted from the increase in the valuation allowance, the release of tax accruals and from additional state NOLs. This compares to an income tax benefit of $9.8 million on a pre-tax loss of $13.2 million for the nine months ended September 28, 2003, which included a benefit of $4.6 million for research tax credits. The resulting effective tax benefit rate of 74% on the pre-tax loss for the nine months ended September 28, 2003 resulted from the $4.6 million of research tax credits.

Liquidity and Capital Resources

At September 26, 2004, the Company had total cash, cash equivalents and temporary investments of $119.3 million compared to $168.9 million at December 31, 2003, a decrease of $49.6 million, or 29%.

At September 26, 2004, $6.6 million of total cash, cash equivalents and temporary investments were on deposit in the U.S., for the U.S. entity, compared to $0.7 million at December 31, 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

At September 26, 2004, the remaining $112.7 million of non-U.S. entities’ total cash, cash equivalents and temporary investments were on deposit in the U.S. and foreign countries (primarily Western Europe), compared to $168.2 million at December 31, 2003. The repatriation of any of the $112.7 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%. However, the amount of cash required for U.S. federal and state taxes will be less than the Company’s 37% rate due to the availability of the Company’s existing federal and state NOLs and tax credit carryforwards.

On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (“Jobs Act”) A provision of the Jobs Act allows companies to repatriate funds held by foreign-based subsidiaries at a reduced tax rate under certain circumstances. The Company is currently evaluating the provisions of the Jobs Act and is investigating the possible repatriation of foreign-based subsidiaries’ funds under the Job Act provisions.

Working capital of $94.1 million at September 26, 2004 decreased by $37.4 million, or 28%, compared to $131.5 million at December 31, 2003. The decrease in working capital resulted primarily from lower cash, cash equivalents and temporary investments, lower current deferred income taxes and lower trade receivables, partially offset by lower other current liabilities, lower income taxes payable and lower accounts payable.

For the nine months ended September 26, 2004, cash used by operating activities amounted to $39.7 million, a $35.9 million increased use of cash compared to cash used by operating activities of $3.8 million for the nine months ended September 28, 2003. The primary uses of cash in the first nine months of 2004 were $17.9 million for the product loss associated with the completion of development, launch and follow-on development of REV products, $8.5 million for the development and other related costs for the DCT Program, $3.9 million for restructuring disbursements, $2.7 million for the payment of annual management bonus plans and changes in current assets and current liabilities as described below.

Trade receivables decreased for the nine months ended September 26, 2004 primarily from lower sales. Days sales outstanding (“DSO”) in receivables deteriorated from 36 days at December 31, 2003 to 40 days at September 26, 2004, primarily due to the timing of sales during the third quarter as compared to the fourth quarter and from invoicing and collection disruptions in the third quarter of 2004 due to issues surrounding the Company’s information technology system upgrade and the transition to a new global logistics provider. DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the quarter ended of the applicable year. Current deferred income taxes decreased primarily due to lower inventory reserves and an increased valuation allowance primarily resulting from changes in NOLs. Other current liabilities decreased primarily from lower accrued payroll, vacation and bonus accruals due to the payment of annual management bonus plans in January 2004 that were accrued at December 31, 2003, lower restructuring accruals primarily due to utilization of the accruals (See the section above entitled, “Restructuring Charges and Reversal” for more detail on the accrual utilization) and lower margin on deferred sales as the estimated amount of excess channel inventory decreased. Income taxes payable decreased due to the release of tax accruals associated with the Company’s foreign operations. Accounts payable decreased due to lower purchases reflecting the lower sales volumes.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

As discussed in the section entitled, “Overview”, the Company’s goal is to reverse the negative cash flows from operations through the cancellation of the DCT Program, the implementation of the 2004 restructuring actions, further improvement of REV product sales and margins, profitably grow the NSS business, manage the Zip products business for cash flow and review and take actions to improve the financial results of the Sourced Branded business. However, the Company can give no assurance that it will be successful in this regard.

During the first nine months of 2004, the Company did not repurchase any shares of the Company’s Common Stock. However the Company’s treasury share balance increased by 2,585 shares for restricted Common Stock that was forfeited back to the Company for no consideration in conjunction with the Company’s Management Incentive Plan. As of September 26, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

The Company believes that its balance of unrestricted cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one more year. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs, cannot be determined and will depend on a number of factors, including the market demand for the Company’s products, the future sales volume of Zip and REV products, the effectiveness of the 2004 restructuring actions to reduce future cash outlays, future restructuring or other charges (including those restructuring actions already being implemented) which may consume cash, the Company’s ability to slow its sales decline, competitive price pressures, worldwide economic conditions, the availability of critical components, the adequate supply of products from the Company’s sourcing partners, the financial stability of the Company’s customers, the success of the Company in managing its inventory, forecasting accuracy, litigation exposures or other unforeseen liabilities, trade receivables and accounts payable. Should the Company be unable to meet its cash needs from its current balance of unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely seek financing from other sources and/or incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support.

The Company’s current balance of unrestricted cash, cash equivalents and temporary investments is its sole source of liquidity. Given the Company’s history of sales declines and losses, there is no assurance that, if needed, the Company would be able to obtain financing from external sources or obtain a competitive interest rate.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters

New Accounting Pronouncements

In March of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 03-01, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provided guidance on determining when a debt or equity security is impaired and whether that impairment is other than temporary. Impairment was defined as when the fair value of a debt or equity security is less than its cost. Per EITF 03-01, the impairment is other than temporary if the Company does not have the ability to hold onto the investment for a reasonable period of time to allow for recovery of fair value up to the cost of the investment and evidence exists that the investment will probably not recover its fair value within a reasonable period of time. If an investment is determined to have an other than temporary impairment, the Company is required to recognize an impairment loss equal to the difference between the investments cost and fair value. EITF 03-01 also required additional disclosures for those other than temporary impaired investments. The recognition and disclosure requirements of EITF 03-01 were originally effective for reporting periods ending after June 15, 2004. However, in September, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 03-01-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments”, which suspends for further discussion the recognition criteria of EITF 03-01. However, the disclosure guidance of EITF 03-01 remains in effect. At September 26, 2004, the Company’s temporary investments that are in an unrealized loss position represent a nominal and immaterial amount.

In October of 2004, the EITF reached a consensus on issue 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). EITF 04-10 provided additional guidance on when operating segments that are below the 10% threshold can be aggregated. EITF 04-10 states that segments can only be aggregated if they have similar economic characteristics and if they are similar in areas such as similar production processes, types of customers, distribution channels and the products themselves are similar. The consensus reached by EITF 04-10 is effective for fiscal years ending after October 13, 2004. The Company is already in compliance with this guidance.

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
  Successful marketing, acceptance, and significant OEM market adoption of the Company's recently-released REV products;
  The Company’s REV products may not ramp fast enough to offset the continued Zip products decline and Sourced Branded margins may not improve, causing the Company to incur continued significant operating losses;
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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Zip Drives and Disks

From 1996 through the first quarter of 2004, sales of Zip drives and disks accounted for a significant majority of the Company’s revenues. More importantly, in recent years, the Company’s Zip products have been the Company’s only significant source of positive PPM. However, for the past several years Zip product sales have declined consistently and significantly on a year-over-year basis, both in terms of unit volumes and sales dollars (See the Zip product discussion in the section above entitled, “Sales”). The Company believes that these trends are irreversible and will continue at equal if not greater rates through the end of the Zip product lifecycle, due to the obsolescence of Zip technology and the emergence of alternate means for storing, sharing and transporting large data files. In order to remain viable, the Company must replace decreasing Zip sales and PPM with sales and PPM from other products. The Company can provide no assurance that it will be able to do so.

As the Company’s Zip drive and disk sales have declined, it has consistently been losing shelf space for Zip products with its key resellers and retailers because of reduced volumes. In addition, the Company no longer has the ability to leverage demand for its Zip products into demand for other products. The Company anticipates increasing challenges in these areas for the remainder of the Zip product life cycle and can provide no assurance that it will be able to successfully manage them.

Historically, the Company sold a significant percentage of its total volume of Zip drives to a relatively small number of computer OEMs. The Company’s OEM customers are not obligated to purchase any minimum volume of Zip drives. One key OEM customer has announced that it will no longer offer the Zip drive as a “configure to order” option after January 2005 and other OEMs are likely to do the same. The resulting impact on the Company’s Zip business will be significant.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary. During the third quarter of 2004, the Company reviewed goodwill and has determined that the Zip goodwill is not currently impaired.

In addition, as the Company’s Zip product volumes continue to decline, it becomes increasingly difficult for the Company to forecast Zip product revenue streams, to manage the Company’s supply of Zip products and to manage inventory of Zip products at distributors and retailers. The Company can give no assurance that it will be able to successfully manage these factors. Moreover, the Company has been unable to accurately forecast and predict the actual rate of Zip product decline over time. Any significant negative change in the rate of the decline, from the Company’s internal forecasts, from quarter to quarter or year to year, will have a negative impact on financial results because the Company is generally unable to quickly make a corresponding reduction in operating expenses or other costs. Consequently, the Company is unable to provide any assurance that it will be able to maintain the positive PPM from its Zip business, which has been critical to the Company’s financial results in recent years.

Sourced Branded Products

The Company ships a variety of sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third-party suppliers, except for the final assembly on certain products). These include CD-RW drives, DVD rewritable drives, external hard drives, Iomega Mini and Micro Mini USB drives and external floppy disk drives. Unlike its Zip business, the Company’s Sourced Branded Products business has never provided a significant source of PPM. There are a number of material differences between the Sourced Branded and Zip businesses, including the following: a) the Company does not own any significant intellectual property relating to its Sourced Branded products; b) there is intense competition between different manufacturers and providers of Sourced Branded products; c) there is a need to continually requalify new drives and products as existing drives and products come into short supply or become obsolete and d) in the case of CD-RW, DVD rewritable and external floppy disk drives, these drives use very low-cost, non-proprietary discs available from many sources, unlike Zip drives. The overall Sourced Branded products business is characterized by low (and frequently negative) gross margins, continuing end user price reductions, the frequent introduction of new products and/or performance upgrades for existing products and intense competition from both brand name and generic, low-cost competitors. One or more of these factors could result in the Company having to write-down the value of its inventory with respect to its Sourced Branded products. In light of these factors, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. There is no assurance that the Company can consistently achieve these objectives and historically it has failed to do so. Since the Company entered the optical market in 1999 and began sourcing products from other third-party suppliers, the Company has reported product losses on its Optical and the Sourced Branded business as a whole every year through 2003.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

In spite of these challenges, the Company believes it must maintain a presence in the various sourced branded products markets in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers. The Company’s Sourced Branded products business activities are focused on reducing product costs and operating expenses, improving inventory management processes, receiving more favorable contract terms, enforcing contract rights, improving product life cycle management and revising channel marketing programs with the ultimate goal to achieve profitability or to minimize product losses. However, there is no assurance that the Company’s activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at significantly lower prices than the Company. Moreover, as the Company’s revenues decline, it becomes increasingly difficult for the Company to obtain favorable contract terms with product suppliers.

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liabilities which could exceed the profits or even the revenues that the Company would recognize from selling such products. In order to successfully compete in this market, the Company must accurately forecast demand, secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and avoid holding excessive inventory. In addition, the Company must ensure access to an adequate supply of products in the face of potential shortages of particular products or of key components thereof. The Company is implementing a “regional box build” process by which certain Sourced Branded products will undergo final assembly in various worldwide locations. This process is intended to increase efficiency by allowing the Company greater flexibility to respond to demand for products while allowing the Company to carry less inventory. There can be no assurance that the “regional box build” strategy will achieve its stated objectives and supply and quality risks exist while the process is being implemented. In addition, there is no assurance that the Company can or will be able to successfully manage any of the other risks set forth above or achieve sustainable profitability on these products.

NSS

In 2002, the Company introduced a line of Network Attached Storage (“NAS”) servers. The NAS market is dominated by large computer providers (including Dell and Hewlett-Packard) with resources far in excess of the Company’s, is highly price competitive, primarily relies upon VARs to resell the products and requires core competencies in server, software, systems integration and networking technologies. In 2002, the Company incurred startup expenses relating to NAS product qualification, launch and customer support in excess of its expectations. During 2003, the Company recorded product losses in excess of $17.9 million in its NSS operations due to under-absorbed operational overhead due to lower than planned volumes and from higher sales and marketing and research and development spending designed to broaden the Company’s NSS product offerings. The Company has not yet demonstrated an ability to consistently operate profitably in this market; with the exception of the second quarter of 2004, the Company has recorded NSS product losses in every quarter since it established this segment.

The Company focuses on the entry-level and low-end markets, where it attempts to leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. However, the Company has not yet successfully developed, nor can the Company provide any assurance that it will successfully develop, the necessary core competencies to successfully compete in this market segment. Consequently, the Company can provide no assurance that its NAS products will be successful, that the Company will be successful in implementing its NSS strategy, that the Company will be able to resolve any of the challenges set forth above or that the Company will ever achieve significant or consistent profitability on this product line.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

REV Products

In April 2004, the Company began shipping the first products in its REV products family. The Company’s current REV products consist of a drive (in external USB 2.0, Firewire, SCSI, and internal ATAPI and SCSI versions) and removable cartridges with a native capacity of 35GB and up to 90GB compressed. The Company intends to launch additional REV products in the fourth quarter of 2004, including a REV-based Autoloader (which will hold ten cartridges and one drive). The Company is also developing a REV drive with a SATA interface.

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

In light of the consistent and significant declines in Zip product sales, it is unlikely that the Company will be able to operate profitably unless and until the REV product line generates significant positive PPM. However, a number of risks -- in addition to those set forth above -- exist with respect to the Company’s recent introduction of REV products. Unforeseen technical, supplier and manufacturing challenges -- either hardware or software related -- could manifest themselves at any time. Although the Company has qualified REV internal drives with certain tier two OEMs, the Company believes that the ultimate commercial success of REV products is dependent upon significant additional OEM adoption and acceptance. There can be no assurance that the Company will be able to successfully resolve any of these challenges, problems or risks.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Development and Introduction of New Products and New Revenue Streams

In light of the continuing decline in the Zip business, the Company believes that it must either develop or acquire the right to sell new products that are profitable in order to remain viable. However, the Company’s efforts in this regard have been unsuccessful. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced additional Sourced Branded products including desktop and portable HDD drives and Iomega Mini USB drives as well as NAS servers. In 2003, the Company introduced external floppy disk drives. With the exception of the external floppy disk drive, the Company has not been able to maintain profitable operations on any of the other Sourced Branded products, for any sustained period of time.

The Company has spent significant resources developing two new high capacity removable storage devices, referred to as REV products (discussed above) and the DCT Program (discussed below). In addition, the Company expects to review new business opportunities in multiple areas including digital storage, software, disks, networking, data security, services and other related areas. The Company may spend significant resources attempting to develop new technology products, attempting to market new products incorporating such products or applications, or otherwise attempting to acquire the rights to new technologies. There is no assurance that the Company will be successful in any of these endeavors.

Development of DCT Technology

Over the past several years, the Company spent significant resources developing technology relating to a drive with high-capacity, small-form-factor removable disks, known as “DCT technology”. The Company previously stated that it intended to launch the DCT technology in the summer of 2004. However, after conducting market research and attempting to objectively evaluate the market environment in which the DCT technology would compete, the Company decided not to launch an Iomega-branded DCT device, and it has no plans to do so in the foreseeable future. Rather, the Company has substantially wound down its DCT Program and is pursuing licensing agreements for the DCT technology with partners whom the Company believes have the resources to fully capitalize on DCT technology. However, the Company can offer no assurance that it will be able to enter into any such license or other arrangement. As a result of the decision to wind down the DCT Program, the Company has incurred material fixed asset impairment and other charges.

The decision to refrain from launching an Iomega-branded PC peripheral DCT device was based in part upon the Company’s belief that the DCT and REV products would appeal to fundamentally different consumers and customers in fundamentally different markets. The Company did not feel that it had sufficient resources to simultaneously pursue these fundamentally different customers and markets. The Company believes that its decision to wind down the DCT Program will allow it to focus marketing, engineering, and other resources on REV products in an effort to establish a sustainable profitable REV business. However, the Company can offer no assurance that its efforts in this regard will be successful.

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

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain trade receivable balances from one or more of its customers may become uncollectible. This event could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future. In addition, key resellers, distributors and resellers who sell the Company’s products have begun to require the Company to offer them increasingly favorable credit and purchase terms and conditions in exchange for continuing to carry the Company’s products. The Company anticipates continued challenges in this area. This trend could have an adverse effect upon the Company. The Company has outsourced certain collection functions and is therefore reliant upon third-party service providers for such collection activities. Any failure of the third-party service provider to perform adequately or any dispute between the Company and the service provider could have an adverse effect upon the Company.

Information Technology System Upgrade

During the third quarter of 2003, the Company began a project to upgrade the Company’s information technology system, re-engineer its business processes and upgrade its Enterprise Resource Planning (“ERP”) systems. During the second and third quarters of 2004, the Company implemented these upgraded systems and work on these upgrades continues. The ultimate goal of these combined projects is to reduce costs by simplifying business processes and reducing the number of systems needed to be maintained. There is no assurance that the Company will reduce costs or simplify processes as a result of the system upgrade and business process changes. During the system upgrade implementation process, and thereafter, the Company has experienced startup issues and product shipment and collection disruptions. There is a risk that such disruptions and interruptions may continue.

Company Operations

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company’s expense levels (including budgeted selling, general and administrative and research and development expenses) are based, in part, on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company’s net income and cash flow. In addition, in light of the Company’s declining revenues, it is becoming increasingly difficult for the Company to negotiate favorable business or credit terms with its vendors, suppliers, and service providers; in some cases existing vendors, suppliers, and service providers have begun imposing more stringent terms, or even eliminating credit altogether. The Company anticipates continued challenges in this area until and unless the Company is able to maintain consistently profitable operations. The Company can offer no assurance that it will ever do so.

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

Distribution and Logistics

The Company in recent years has outsourced its distribution and logistics centers. During first quarter 2004, the Company entered into separate agreements with a global provider of logistics services and a global provider of reverse logistics services with the goal to consolidate its worldwide distribution, logistics, and reverse logistics requirements with as few prime contractors as possible. Consequently, the Company has become more reliant upon the computer systems and business processes of its outsourcing partners and logistics services providers. The Company faces risks that these systems may have communication, control or reliability problems including new processes on both the Company’s and the new logistics provider’s systems and new interface systems on both parties systems. In addition, the Company faces risks of operational interruptions, missed or delayed shipments and inventory management risks in conjunction with its transition to a new logistics provider. The Company faces risks of additional disruption in light of the potential relocation of one distribution facility in the fourth quarter of 2004. Since the first quarter 2004 transition to the new distribution and logistics service providers, the Company has experienced operational disruptions due to some of these factors. The Company hopes to realize cost savings and operational efficiencies with its transition to the new logistics provider. However, the Company can give no assurance that any cost savings or operational efficiencies will result from this consolidation.

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
  The Company’s material costs might increase, thereby reducing product gross margins and
  The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

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

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. The Company is also subject to an array of regulatory and compliance requirements. In addition, as of September 30, 2004, the Company employed approximately 522 people throughout the world, which includes those on transition from the 2004 restructuring actions. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, and to comply with all applicable laws and regulations, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Complaints have been filed and may be filed, against the Company by contract partners, third parties, employees and other individuals or entities. Such litigation, regardless of outcome, may have an adverse effect upon the Company’s profitability or public perception.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Restructuring and Other Cost Reduction Activities

During the third quarter of 2004, the Company restructured its operations in an attempt to align its cost structure with the Company’s future business direction and expected revenue streams. As a result, the Company incurred restructuring charges, and laid off 53 employees worldwide and announced the phasing out of an additional 61 positions worldwide, to be completed by the end of March 2005. There will also be an additional 33 employees who will be notified in the fourth quarter of 2004 that their positions are being eliminated. This action will bring the total reduction of employees under the 2004 restructuring actions to 147 positions. The Company can provide no assurance that these actions will lead to sustainable cost reductions or will otherwise benefit the Company. In addition, as a result of the restructuring and the compounded effects of multiple restructurings in recent years, the Company is at risk that key personnel, experience or knowledge may be lost. The Company may incur legal liabilities and claims associated with the restructuring.

Retention of Key Personnel

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so. Some skilled and experienced employees voluntarily resigned from the Company during the first nine months of 2004 and there is a risk of additional resignations by such employees, particularly in light of recent restructuring activities, the Company’s recent financial performance, increased workloads resulting from the restructuring, and recent improvements in the U.S. economy. The Company regularly reviews and modifies its compensation programs as a tool to facilitate retention of key employees in an increasingly competitive job market. As part of its overall employee retention program, the Company has decided to more broadly grant stock options to key employees as compared to its practice in the past few years. The Company is expensing such stock option grants and incurring related stock compensation expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the Company is required to include in its annual report a report on internal controls. This report must state management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. The report must also contain an assessment, as of the end of the year, of the effectiveness of those internal controls. SOX also requires the Company’s registered public accounting firm to test and report on the assessment made by management. These new rules are effective for the Company for the year ending December 31, 2004. In order to meet these requirements, the Company must document and test the effectiveness of its internal controls and then allow time for its registered public accounting firm to audit the Company’s internal control structure. The amount of work required by the Company to prepare, maintain and test its internal control structure has been extensive. With the other major projects that the Company has undertaken during 2004, (i.e., implementation of the information technology systems upgrade with related business process changes, transition to a new worldwide logistics provider, implementation of regional assembly process for the Company’s Sourced Branded products and implementation of the 2004 restructuring actions) the Company has found it very difficult to find the internal resources necessary to complete the documentation of its internal controls and, as a result, its registered public accounting firm has not begun to perform their required work. Although the Company is not currently aware of any material weaknesses with respect to its internal controls over financial reporting, there are significant risks that the Company’s inability to complete the documentation and testing for such internal controls could result in a determination otherwise. It is imperative that the Company complete its documentation and test its internal control structure so that material weaknesses, if any, can be addressed and corrected before the registered public accounting firm begins their review. The Company has recently begun to test its internal control structure and may not have enough time to adequately address any issues that arise during this testing.

In the event that management is unable to complete its assessment of the effectiveness of the Company’s internal controls over financial reporting or the Company’s auditors are unable to attest to management’s assessment, or if these internal controls are not effective, the Company might experience an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of the Company’s financial statements, which could negatively impact the market price of the Company’s Common Stock.

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

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $2.6 million at September 26, 2004 and $2.4 million at December 31, 2003. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of September 26, 2004 and December 31, 2003, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK: (Continued)

The Company did not have any significant debt outstanding at September 26, 2004 and December 31, 2003. Should the Company need to borrow funds in the future, it would be subject to credit-based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.3 million and $1.1 million during the third quarter and nine months ended September 26, 2004, respectively. If the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.1 million and $3.4 million during the third quarter and nine months ended September 28, 2003, respectively. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

Investments purchased with maturities in excess of three months are classified as temporary investments. Temporary investments at September 26, 2004 consisted primarily of U.S. treasuries, corporate notes, bonds and paper and U.S. agencies. Temporary investments at December 31, 2003 consisted primarily of corporate notes, bonds and paper, U.S. treasuries, certificates of deposit, asset-backed securities and mortgage-backed securities. None of the Company’s temporary investments has an effective maturity greater than 24 months and at September 26, 2004 the average duration of the Company’s temporary investments was approximately 17 months as compared to an average duration of 14 months at December 31, 2003. At September 26, 2004, the Company had debt security investments of $3.5 million that will mature within one year and $14.9 million that will mature in more than one year but less than two years. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and interim chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and interim chief financial officer concluded that as of September 26, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and interim chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES (Continued)

During the third quarter of 2004, the Company experienced material changes in certain of its internal controls as a result of the implementation of an upgrade to the Company’s information technology system. Also during the third quarter of 2004, the Company began relying on the systems of its new global logistics provider. The Company has performed a variety of reconciliations and has put various processes in place in an attempt to ensure that financial data has been correctly reflected in the financial statements related to these two changes. The Company is not currently aware of any material adverse impacts on internal controls as a result of these two changes.

No other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 26, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II– OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the third quarter of 2004 that were not registered under the Securities Act of 1933.

During the third quarter of 2004, the Company did not repurchase any shares of the Company’s Common Stock. As of September 26, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004 Dated: November 4, 2004	IOMEGA CORPORATION
        (Registrant)

/s/ Werner T. Heid
Werner T. Heid
       President and Chief Executive Officer

/s/ Thomas D. Kampfer
Thomas D. Kampfer
       Vice President, General Counsel and
              Secretary and Interim Chief Financial
              Officer

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

31.9	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.10	Section 302 certification letter from Thomas D. Kampfer, Vice President, General Counsel and Secretary and Interim Chief Financial Officer.

32.7	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.8	Section 906 certification letter from Thomas D. Kampfer, Vice President, General Counsel and Secretary and Interim Chief Financial Officer.