Form 10-K
period 2004-12-31
IOMEGA CORP
filed 2005-03-16
CIK 352789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 27, 2004 was $296,012,375 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at March 4, 2005 was 51,611,423.

Documents incorporated by reference:

•	Specifically identified portions of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders into Part III of Form 10-K.

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

For The Fiscal Year Ended December 31, 2004

(This page has been left blank intentionally)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to:

•	the Company’s overall goals to return to operating profitability, to reverse negative cash flows from operations and any timeframes associated with those goals;

•	goals to recruit original equipment manufacturer (“OEM”) customers for REV products;

•	statements relating to the Company’s anticipated operations in calendar year 2005, including expectations to fill the order backlog existing at December 31, 2004;

•	plans to develop and introduce follow-on REV products;

•	the Company’s goal to increase REV revenues, gross margins and product profit margin (“PPM”) to at least partially offset declines of Zip product sales;

•	statements relating to potential markets for REV products and goals to penetrate such markets;

•	anticipated cost and expense savings from past restructuring actions and expected charges in the first half of 2005 related to the 2004 restructuring actions;

•	attempts to manage the continued decline in the Company’s core Zip Products business;

•	statements or goals relating to expected sales volumes and profitability, or the lack thereof, on certain product lines;

•	the Company’s continued goal to profitably grow its Network Storage Systems (“NSS”) business;

•	the Company’s belief that its balance of cash, cash equivalents and temporary investments is sufficient to operate the business and fund the investments required for new products for at least one year;

•	statements relating to the Company’s potential receipt of any licensing, royalty or other future payments;

•	statements relating to the Company’s potential repatriation of cash from foreign subsidiaries;

•	anticipated benefits from the Company’s transition to a new worldwide logistics provider;

•	the expectation of continuing to lower product procurement costs, reducing ongoing operational costs or differentiating the Company’s Sourced Branded products;

•	the goal to improve the procurement and commodity business processes to realize profitability on Sourced Branded products;

•	the goal to transition additional Sourced Branded products to a regional assembly process and to improve gross margins on the Sourced Branded business;

•	anticipated research and development, marketing or promotional activities by the Company;

•	the goal to manage Zip products for cash flow;

•	the impacts of expensing stock option grants;

•	the Company’s intention to file an amended Form 10-K within 45 days;

•	the factors affecting future gross margins;

•	expected sales levels due to seasonal demand;

•	the expectation that the Company can obtain sufficient product and components thereof to meet business requirements;

•	goals to enforce and protect the Company’s intellectual property rights;

•	the adequacy of any reserves established by the Company;

•	the expectation that compliance with environmental protection laws will not have a material effect on the Company in 2005;

•	anticipated hedging strategies;

•	expectations relating to revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and impairment of goodwill and other intangible assets and

•	the possible effects of an adverse outcome in any legal proceedings.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

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

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 7 and 7A of Part II of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and the Company specifically disclaims any obligation to update forward looking statements, even if its estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS:

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company has organized its products into three business categories: a) Mobile and Desktop Storage Products, b) Professional Storage Products and c) New Technologies.

Iomega Corporation was incorporated in Delaware in 1980. The Company’s executive offices are located at 10955 Vista Sorrento Parkway, San Diego, CA 92130 and its telephone number is (858) 314-7000. The terms “Iomega” and “the Company” refer to Iomega Corporation and its wholly owned subsidiaries, unless the context otherwise specifies. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the Investor Relations section of the Company’s website at www.iomega.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Product Categories

The Company’s Mobile and Desktop Storage Products include the following:

•	Zip® drives, which use proprietary, removable Zip disks that are available in capacities of 100MB, 250MB and 750MB;

•	Iomega® CD-RW drives, which read CDs and store data on writable (CD-R) and rewritable (CD-RW) optical discs;

•	Iomega DVD rewritable drives, which read DVDs and store data on writable (DVD+R and DVD-R) and rewritable (DVD+RW and DVD-RW) optical discs;

•	Iomega desktop hard disk drives (“HDD”), paperback-sized external hard drives designed for desktop use, which are available in GB capacities ranging from 80GB to 400GB;

•	Iomega portable HDD drives, pocket-sized external hard drives with capacities ranging from 40GB to 60GB;

•	Iomega Mini and Micro Mini USB flash drives, key-sized or smaller solid state memory devices designed for portability and available in capacities ranging from 64MB to 2GB;

•	Iomega Floppy drives which store data on 3.5-inch disks with 1.44MB capacity and

•	Various software that provides automatic backup, CD/DVD writing capability, the ability to recover and use a computer system directly from certain drives in the event of a computer system failure and the ability to launch Active DiskTM applications automatically from an Iomega USB drive, external hard drive or Zip disk, without separately installing the software on the host computer.

The Company’s Professional Storage Products include the following:

•	REV™ drives, a removable hard disk storage system which uses Iomega proprietary REV disks that have a native capacity of 35GB and up to 90GB compressed;

•	A REV-based Autoloader, which holds ten REV disks and one REV drive;

•	Iomega Network Attached Storage (“NAS”) servers, which provide network-connected storage targeted toward small- and medium-sized businesses and enterprise workgroups and

•	Aftermarket service plans for certain Iomega NAS servers and the REV Autoloader.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Product Categories (Continued)

The Company’s New Technologies included the following:

•	Development work on a small-form factor removable flexible magnetic storage device (referred to as Digital Capture Technology or “DCT”) for which development work was discontinued in the third quarter of 2004. This category has no ongoing sales other than license fees and potential royalties related to DCT. The Company does not anticipate any royalties in 2005.

Regarding all capacity references contained in this filing, one megabyte (or “MB”) equals 1 million bytes, one gigabyte (or “GB”) equals 1 billion bytes and one terabyte (or “TB”) equals 1 trillion bytes.

Availability

Iomega’s Mobile and Desktop Storage Products are generally available worldwide from retailers, catalogs, distributors, OEMs and online vendors. Iomega Professional Storage Products are available worldwide from catalogs, distributors, OEMs, online vendors, value-added resellers (“VARs”) and system integrators. The Company also sells its products through its www.iomega.com website.

Mobile and Desktop Storage Products

Zip Products

Zip Drives. The Company introduced the Zip drive in March 1995. The Zip drive is an affordable portable storage product for personal computer users, and allows users to easily store, transport and secure data. Zip drives are available in 100MB, 250MB and 750MB capacities and are available in internal and external configurations with various interfaces. Zip drives are compatible with leading operating systems for personal computers and workstations (both PC and Mac®). Software included with Zip drives helps users organize, copy, move and back up their data and offers software read/write protection. Zip drives use Iomega proprietary Zip disks.

Zip Disks. Zip disks are available in 100MB, 250MB and 750MB capacities.

Sourced Branded Products

Optical Drives

Iomega CD-RW Drives. Iomega CD-RW drives are used for creating customized music CDs and archiving and distributing photos, graphics and other digital data files. At December 31, 2004, the Company shipped external CD-RW drives, CD-RW/DVD combination drives as well as a CD-RW/DVD combination drive that also contained a 7-in-1 card reader that will read/write to industry standard flash media devices. All current Iomega CD-RW drives are compatible with USB 2.0 interfaces, come with Iomega’s HotBurn® Pro CD/DVD writer software, Iomega Automatic Backup software and certain third-party software packages and are compatible with both PC and Mac® operating systems.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Mobile and Desktop Storage Products (Continued)

Iomega DVD Rewritable Drives. Iomega DVD rewritable drives are used for the same purposes as CD-RW drives and for transferring and storing video content on DVD discs. At December 31, 2004, the Company sold DVD drives in external configurations only. Iomega’s Super DVD Writer and the Super DVD QuikTouchTM Video burner support all DVD formats except for DVD-RAM, read, write and rewrite to CD-RW disks and are compatible with both PC and Mac® operating systems. The Super DVD QuikTouchTM Video burner features “one-touch” burning capability; with its Double Layer technology, it can store up to 8.5GB of data files per disc. It is only compatible with PC operating systems. All Iomega DVD rewritable drives currently ship with HotBurn Pro DVD burning software, Iomega Automatic Backup software and certain third-party software packages.

Iomega HDD Drives

Iomega Desktop HDD Drives. Iomega desktop HDD drives (3.5-inch form factor) include Iomega Automatic Backup software and certain third-party software packages, are available in capacities ranging from 80GB to 400GB and are compatible with both PC and Mac® operating systems.

Iomega Portable HDD Drives. Iomega portable HDD drives (2.5-inch form factor) are available in capacities ranging from 40GB to 60GB, ship with Iomega Automatic Backup software and certain third-party software packages, are host powered, so they can be used without requiring a separate power supply and are compatible with both PC and Mac® operating systems.

Iomega Mini Hard Drives. Iomega Mini Hard drives (1.8-inch form factor) are available in either 20GB or 40GB capacities, use the high speed USB 2.0 interface and are compatible with both PC and Mac® operating systems, weigh 3.5 ounces and are USB-powered, requiring no external power supply.

Iomega Network Hard Drives. Iomega network hard drives are available in either 160GB or 250GB capacities and are compatible with PC, Mac® and Linux operating systems. With the network hard drive, multiple users can store and share files from any standard or wireless computer connected to that network.

Iomega Mini and Micro Mini USB Flash Drives

The Iomega Mini and Micro Mini USB flash drives are portable, easy-to-use, secure devices for transporting and sharing data. Both drives plug into any computer’s USB port and are compatible with both PC and Mac® operating systems.

Iomega Mini USB Flash Drives. Iomega Mini USB flash drives are as small as a car key and have capacities ranging from 128MB to 2GB. These drives offer Mini Lock software to password protect the data on the drive.

Iomega Micro Mini USB Flash Drives. Iomega Micro Mini USB flash drives are as small as a thumbnail and have capacities ranging from 64MB to 1GB.

Iomega Floppy USB Drives

The Iomega Floppy USB drive is a host-powered external drive which does not require a separate power supply. The Floppy USB drive reads and writes to all formatted floppy disks and is compatible with both PC and Mac® operating systems. The Iomega Floppy Plus 7-in-1 card reader has the same features described above and allows users to read and retrieve data from a variety of flash media devices.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Mobile and Desktop Storage Products (Continued)

Other Mobile and Desktop Storage Products

Other Mobile and Desktop Storage products have been discontinued or are otherwise immaterial and include: Jaz® and PocketZip disks; Peerless drive systems; Iomega software products described below and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell the Jaz and PocketZip disks to support the installed drive base of these products.

Software

HotBurn® and Hotburn Pro CD/DVD Writer Software. HotBurn and HotBurn Pro software simplify the process of creating CDs and DVDs. HotBurn software is compatible with both PC and Mac® operating systems. HotBurn Pro software, which is an advanced version of HotBurn software, is only compatible with PC operating systems. HotBurn and HotBurn Pro software include CD and DVD mastering, packet writing and cover editing. HotBurn Pro software is included with the Company’s CD-RW and DVD rewritable drives. Both HotBurn and HotBurn Pro software can be downloaded from the Iomega website.

Iomega Active Disk Software. Iomega Active Disk software allows users to automatically launch and run software applications directly from their Iomega USB drive, external hard drive or Zip disk. Users simply connect their device or insert their disk in the drive and the Active Disk enabled application launches and runs automatically. When finished, users simply close their application and disconnect their device. The software, along with all of the related work, is saved to the secure, removable storage device, leaving no trace of the work on the host computer.

Iomega Automatic BackupTM Software. Iomega Automatic Backup and Iomega Automatic Backup Pro software are designed to automatically save important information. Iomega Automatic Backup maintains copies of important files safely and automatically. Users select the folders on any storage device that they want to protect. Then, every time users save a file to one of these folders, Iomega Automatic Backup automatically makes a backup copy to the storage device selected by the user. Iomega Automatic Backup can also store multiple file revisions, so users can recover earlier versions of important files if the current version is damaged. Iomega Automatic Backup Pro is professional-level backup software that is included with Iomega REV, network HDD and HDD drives and NAS servers. It includes the data backup found in Iomega Automatic Backup and adds disaster recovery functionality as well. Disaster recovery allows the user to do a full system backup.

Professional Storage Products

REV Products

REV Drives and Disks. In April 2004, the Company began shipping the first products in its REV product family. The REV drives and disks consist of a drive (in external USB 2.0, Firewire and SCSI and internal ATAPI, SCSI and SATA versions) and removable disks with a native capacity of 35GB and up to 90GB compressed.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Professional Storage Products (Continued)

REV-Based Autoloaders. During the fourth quarter of 2004, the Company launched a REV-based Autoloader, which holds ten 35GB removable disks and one drive. REV products are designed for backup and high-capacity portable storage for small- and medium-sized businesses and enterprise workgroups. Potential markets include but are not limited to traditional tape backup/archiving, video surveillance, professional broadcasting, medical imaging data storage, and high-end workstation support. Compared to DDS and Travan-based tape systems, REV drives and disks are faster, more durable, easier to maintain, provide random access to data and the drives are less expensive.

Iomega Network Attached Storage

The Company ships NAS servers with capacities ranging from 160GB to 1.6TB. The Company markets its NAS offerings toward small- and medium-sized businesses and enterprise workgroups. All of the Company’s NAS servers use a Microsoft® Windows®-based operating system.

Aftermarket service plans for Iomega NAS servers are available either separately or bundled with NAS servers depending upon the NAS server model and may include, among other options, on-site repair, extended warranties and 24-hour phone support.

New Technologies

The New Technologies business category included the research and development for the DCT technology, a storage device with small form-factor, removable cartridges incorporating flexible magnetic media. During 2004, the Company wound down its DCT Program development efforts and announced that it would pursue other strategic alternatives for the technology. The Company subsequently secured licensing agreements for the DCT technology. See the section entitled “OEMs, Licensees and Private Label Customers” for more detail on the licenses related to the DCT technology.

Product Development

During 2004, 2003 and 2002, the Company’s research and development expenses were $24.4 million, $31.6 million and $36.2 million, respectively (or 7%, 8% and 6%, respectively, of net sales). These expenses were incurred primarily for the research and development of REV products and the DCT technology. Development expenses were also incurred for software enhancements as well as in the sourcing, qualification and testing of sourced products, including CD-RW and DVD rewritable drives, NAS servers and other products.

Though overall research and development costs are anticipated to be lower in 2005 as compared to 2004, the Company anticipates continued significant development costs. Such costs will be associated with follow-on and next generation REV products, software enhancements and sourcing, qualification and testing of sourced products, including CD-RW and DVD rewritable drives, NAS servers and other products.

The Company operates in an industry that is subject to both rapid technological change and rapid change in consumer demands. The Company’s future success will depend, in significant part, on its ability to continually develop and introduce, in a timely manner, new storage products with improved features and to develop and source those new products within a cost structure that enables the Company to sell such products through effective channels at competitive prices. The Company can provide no assurance that it will be successful in this regard.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Marketing

The Company’s worldwide marketing objective is to build awareness of and generate demand for the Company’s products and services. The Company’s marketing efforts are focused on the positioning and messaging of the Company’s products, software and services to enhance the value of the Iomega brand.

The Company delivers brand and product-specific messages to a variety of segments including consumers, business decision makers and Information Technology (“IT”) professionals through advertising, public relations efforts, tradeshows and events, direct marketing, internet marketing and the www.iomega.com website. These awareness-generating activities are enhanced with demand stimulus programs and promotions, such as in-store, direct mail or e-mail offers, to market segments for distribution, reseller and retail channel partners.

In addition, to enhance the Company’s ability to serve the small- to medium-sized businesses segment, the Company has actively recruited qualified VAR partners to sell the Company’s REV and NAS products. These VAR partners are supported through the Company’s ioLink initiative with marketing programs, training and sales materials.

Sales

The Company sells its products primarily through computer product and consumer electronic distributors, retailers, catalogs, VARs, OEMs, private label customers and on its own website. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 15 to the notes to consolidated financial statements for financial information about the Company’s business segments as well as a description of the markets served by the Company’s respective products.

The Company’s Sourced Branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters with any degree of confidence. There can be no assurance that any historic sales patterns will continue and as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Retail Sales

Retail outlets for the Company’s products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. The Company sells its products to retail channels directly as well as indirectly through distributors. In Europe, Asia and Latin America, the Company sells its products to the retail channel indirectly through distributors. Certain of the Company’s products are sold at a retail level by most of the leading retailers of computer products in the United States. Retailers to whom the Company sold directly as of December 31, 2004 in the United States included Best Buy, BH Photo, Circuit City, CompUSA, Costco, Datavision, Fry’s Electronics, J&R Music World, MicroCenter, Office Depot, Office Max, Quill Corporation, Sam’s Club, Staples, Viking Office Products and WalMart Stores.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Sales (Continued)

Distributors

Distributors as of December 31, 2004 included Bell Microproducts, D&H Distributors, Inc., Horizon USA, Ingram Micro, Inc., SP Richards, Synnex, Tech Data and United Stationers in the U.S.; Actebis, Banque Magnetique, CMS Peripherals, Datamatic S.P.A., Dexxon Data Media S.A., E&K Data, Esprinet S.P.A., Tech Data International S.A.R.L. and Ingram Micro Europe in Europe; Ingram Micro, Neoteric Informatique Pvt. Ltd. and Tech Pacific in Asia and ControleNet Tecnologia Ltd., Grupo Deltran, Ingram Micro Mexico, Intcomex, Microglobal and Stylus S.A. in Latin America.

Direct catalog partners as of December 31, 2004 included CDW Computer Centers, Corporate Express, PC Connection and PC Mall.

For the year ended December 31, 2004, sales to Ingram Micro, Inc. accounted for 22% of the Company’s consolidated sales and sales to Tech Data Corporation accounted for 14% of the Company’s consolidated sales. The loss of either of these customers would have a material adverse effect on the Company.

Company Website

The Company offers its products, including various promotional items, through its www.iomega.com website.

International Sales

The Company sells its products outside North America primarily through international distributors. The Company has sales offices located throughout North America and in Switzerland. There are marketing and market development organizations located throughout the rest of Europe and Asia. The majority of sales to European customers are denominated in Euro. All sales to Latin American and Asian customers are denominated in U.S. dollars. In total, sales outside of the United States represented 50%, 42% and 37% for the years ended December 31, 2004, 2003 and 2002, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 15 of the notes to consolidated financial statements for more information on international sales.

OEMs, Licensees and Private Label Customers

In addition to sales through retail and distribution channels, the Company has entered into a number of agreements with a variety of OEMs within the computer industry. The Company has arrangements with several major PC manufacturers to incorporate Zip drives into their computer systems as optional features; however, these arrangements are expected to wind down in 2005 as Zip products reach the end of their product life cycle. The Company has also entered into agreements with several smaller OEMs regarding REV internal drives.

The Company has a private-branding arrangement with Fuji covering the sale of Zip 100MB, 250MB and 750MB disks globally in packages that include the Zip brand name in addition to Fuji’s name.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

OEMs, Licenses and Private Label Customers (Continued)

During the fourth quarter of 2004, the Company entered into a definitive license agreement regarding its DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to the Company and an additional $3.5 million cash payment to the Company at a later date based upon the licensee’s commercialization date of the technology but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on future products utilizing the technology up to $11.0 million. The $10.5 million is reflected in the operating expenses section of the consolidated statement of operations under the caption, “license fees”, as the cash has been received and the Company has fulfilled all of its obligations related to that payment. The Company will not recognize the $3.5 million in its financial statements until the related cash payment is received. There is no guarantee that the Company will receive any future payments from this transaction.

During 2004, the Company entered into a separate license agreement regarding certain disk controller technology. The license terms included the payment of $1.0 million to the Company. This license agreement calls for royalties to be paid on future products, or if no products are manufactured within a two year period, the licensee will pay the Company an additional $1.5 million.

Supply Chain

During the fourth quarter of 2002, the Company completed the sale of its Penang, Malaysia Manufacturing Subsidiary to Venture Corporation Limited (“Venture”), where the Company’s Zip drives and disks are manufactured (see the caption entitled “Penang Manufacturing Subsidiary Impairment Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 2 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the sale of this subsidiary). The Company entered into a five-year manufacturing services agreement with Venture and the Company’s former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and certain other storage related products. Currently, all of the Company’s requirements for Zip drives and disks are manufactured by Venture.

Since the sale of the Penang Manufacturing Subsidiary, the Company has not had any manufacturing facilities. The Company has outsourced the manufacturing of all of its products to various suppliers.

Although the Company believes it is positioned to obtain an adequate supply of its products in the future, the Company may encounter future difficulties in achieving desired levels of product; in managing relationships with its suppliers; or in locating suppliers able to meet the Company’s quality, quantity, pricing and other requirements for manufactured products.

Distribution

The Company in recent years has outsourced its distribution and logistics centers to various suppliers. During 2004, the Company entered into separate agreements with a global provider of distribution and logistics services and a global provider of reverse logistics services to consolidate its distribution, logistics and reverse logistics requirements.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Supply Chain (Continued)

Components and Sourced Products

Although the Company has outsourced its manufacturing capabilities, the Company has retained responsibility for the supply of certain key components for its Zip and REV products. See the caption entitled “Component Supplies” in the section entitled “Factors Affecting Future Operating Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K for more details concerning components and sourced products.

Backlog

The Company had an order backlog at the end of December 2004 of approximately $9 million, as compared to approximately $14 million at the end of December 2003. The entire December 31, 2004 order backlog is expected to be filled during 2005; however, the purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty.

Competition

As previously discussed, the Company has organized its reportable segments into three business categories: a) Mobile and Desktop Storage Products, b) Professional Storage Products and c) New Technologies. See each of these sections above for descriptions of the specific products contained in these categories.

Mobile and Desktop Products

The Company’s Mobile and Desktop Products compete with a broad variety of data storage devices. In many cases, these competing devices are substantially identical to the Company’s products. For example, the Company sells CD-RW drives, DVD rewritable drives, external hard disk drives, floppy drives, and small “thumb” or “key” drives which integrate USB connectivity and flash (or other solid state) memory. A number of manufacturers and competitors make and sell products which are, for all practical purposes, identical to the Company’s products in these areas. Many of these manufacturers sell directly to personal computer OEMs as well as into the aftermarket channels under their own brand names. Drive manufacturers also sell their drive components or finished drives to resellers which use their own engineering expertise prior to resale to add value to the drive such as interface, external design, software as well as brand name. The Company competes with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support, and software/accessories included with the drives. Given that the Company is sourcing substantially complete drives from manufacturers while also competing with them, it is subject to significant supply risk and situations where the manufacturer underprices the Company in the market. The Company attempts to differentiate its non-Zip Mobile and Desktop products with compelling software, interface, usability and other features, but can provide no assurance that it will be able to do so.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

By contrast, the Company is not aware of any product which shares the specific characteristics of its Zip drives and disks (affordable, removable, flexible, magnetic media with capacities ranging up to 750MB). Nevertheless, all of the substitute products identified above compete with the Company’s Zip products in areas such as price, performance, brand recognition, quality, customer support or software/accessories included with the drives. Other products competing with the Company’s Mobile and Desktop Storage Products include internal hard drives, magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drive, and magneto optical drives. Given the wide variety of competing personal storage products in the market, the Company believes that Zip sales will continue to decline and will be significantly less in 2005 as compared to 2004.

To the extent that the Company’s Mobile and Desktop Products are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which continue to offer increasing capacity and reliability at reduced prices. In addition, one of the key features offered by the Company’s Mobile and Desktop Products, the ability to transport electronic data, is increasingly fulfilled by various internet applications. Thus, the Company’s Mobile and Desktop Products compete with a variety of internet applications with respect to moving and sharing files.

Professional Storage Products

The Company’s Professional Storage Products consist of the Company’s proprietary REV products and NAS servers.

REV products face significant competition from a variety of technologies, including the following: entry-level and low-end magnetic tape drives; optical-based products incorporating either recordable or rewritable CD or DVD technology, including new products based on Blu-Ray and similar high-capacity optical storage technologies; magneto-optical technologies and external hard disk drives.

Network Storage products compete with other NAS products as well as traditional methods for increasing storage on network servers, such as additional hard drives, tape drives/tapes, general purpose servers (“GPS”) and direct attached storage (“DAS”) that are connected to the system. The Company believes that NAS products offer a more compelling product solution than DAS or the purchase of an incremental server by being less costly per GB, more efficiently enabling workgroup file sharing, being fast and easy to deploy and having a lower total cost of ownership because there are no applications running on the device.

The Company competes primarily in the entry-level and low-end of the market. The key competitors in these two categories include: Dell, Snap Appliance, Linksys and Hewlett-Packard (“HP”). The Company intends to compete by providing small- to medium-sized businesses relevant features, competitive pricing, brand recognition, strong relationships in the VAR and catalog channels, quality, customer support and strong sourcing relationships. Given that the Company is sourcing substantially complete products from a limited number of sources, it is subject to significant supply risks.

New Technologies

The Company’s New Technologies segment performed research and development and does not market any products.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

Conclusion

The Company believes that in order to compete successfully, it must continually reduce the costs of its products. As a result, the Company has undergone several restructuring actions in the past few years, including 2004, 2003 and 2001 with the intent of reducing ongoing operational costs. (see the caption entitled “Restructuring Charges/Reversals” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 5 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning the 2004, 2003 and 2001 restructuring charges.) During 2004, the Company consolidated its worldwide distribution, logistics and reverse logistics outsourcing partners with the goal to fulfill these functions with as few prime contractors as possible and to lower costs. Through these and other actions, the Company is continuing to focus on reducing the costs of its products by reducing the cost of parts and components used in the Company’s products through improved procurement processes and inventory management, product design modifications and by taking advantage of industry-wide reductions in costs and decreasing defect rates. The Company continually evaluates its prices and may elect to reduce prices or offer rebates in the future. Reductions in the prices at which the Company sells its products or any rebates offered by the Company would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of such products.

The Company believes that in order to compete successfully, it will also need to differentiate its products from the competition through effective marketing and advertising portraying the benefits of the Company’s products and embedded software.

Currently only REV products (smaller OEMs only) and Zip products (in declining quantities) are being sold in the OEM market. In the OEM market, the Company competes with the vendors mentioned above, as well as with the manufacturers of personal computers, who may elect to manufacture data storage devices themselves.

The Company believes that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per MB of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), broad adoption and standardization of the technology across many devices, ease of installation and use, brand, perceived functionality and utility and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inch. The Company currently offers 3.5-inch Zip drives and 2.5-inch REV drives.

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

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Proprietary Rights

The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its technology. The Company has pending approximately 150 U.S. and foreign patent applications relating to its Zip and REV drives and disks, Optical drives, DCT technology and various software applications, although there can be no assurance that such patents will be issued. The Company holds approximately 380 individually or jointly owned U.S. and foreign patents relating to its Zip and REV drives and disks, Optical drives, DCT technology, software applications and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. There can be no assurance that any patents or other intellectual property rights obtained or held by the Company will provide substantial value or protection to the Company, that they will prevent or impede a third party from developing competing products or that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

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

As is typical in the data storage industry, the Company is regularly notified of alleged claims that it may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the cost of litigation, potential damages or outcome of such claims and there can be no assurance that such claims will be resolved in the Company’s favor. An unfavorable resolution of one or more of such claims could have a material adverse effect on the Company’s business or financial results.

Certain technology used in the Company’s products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to Zip products. The termination of a license arrangement could have a material adverse effect on the Company’s business and financial results.

Employees

As of December 31, 2004, the Company employed 462 individuals worldwide. Three of the Company’s employees in Italy are subject to a collective bargaining agreement.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on the Company in 2004 and is not expected to have a material effect in 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by the Company’s Chief Executive Officer to the New York Stock Exchange on June 25, 2004 in accordance with the New York Stock Exchange’s listing requirements.

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

Outside North America, the Company leases office space in Geneva, Switzerland for use as its European region headquarters. The Company leases office space in Singapore for its Asia Pacific region headquarters. In addition, the Company has its European sales office located in Switzerland. There are marketing and market development organizations located throughout the rest of Europe and Asia. The Company considers its properties to be in good operating condition and suitable for their intended purposes. The Company owns substantially all equipment used in its facilities. See Note 6 of the notes to consolidated financial statements for the future lease payment amounts by year.

ITEM 3. LEGAL PROCEEDINGS:

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in lawsuits and claims generally incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of March 15, 2005 were as follows:

Werner T. Heid	46	President and Chief Executive Officer and Director

Anna L. Aguirre	42	Vice President, Human Resources and Facilities

Sean P. Burke	43	Executive Vice President, Consumer Solutions and Operations

Thomas D. Kampfer	41	Executive Vice President, Business Solutions, General Counsel and Secretary

Thomas Liguori	46	Vice President, Finance and Chief Financial Officer

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

Thomas D. Kampfer joined the Company in July 2001 as Vice President, General Counsel and Secretary. From June 2004 to February 2005, Mr. Kampfer also served as the Company’s interim Chief Financial Officer. From February 2001 to July 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January 1995 to January 2001, Mr. Kampfer was with Proxima. While at Proxima, he served in several capacities including General Counsel and Secretary and Vice President, Business Development. Prior to Proxima, Mr. Kampfer spent eleven years at IBM Corporation, a global manufacturer of computer products and services, where he held a variety of engineering and legal positions.

IOMEGA CORPORATION AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE COMPANY (Continued)

Thomas Liguori joined the Company in February 2005 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Liguori served from April 2000 to February 2005 as the Chief Financial Officer of Channell Commercial Corporation, a worldwide designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers. From 1996 to 2000 Mr. Liguori served at Dole Food Company, a producer and marketer of produce and other packaged foods, where he served as Chief Financial Officer of Dole Europe in Paris, France. From 1992 to 1996, he held various financial positions, including Vice President, Finance with Teledyne Inc., a manufacturer of aerospace, electronic and industrial products. Prior to Teledyne Inc., Mr. Liguori was a management consultant for Deloitte & Touche, an accounting firm, and he began his career with Honeywell, Inc.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 2004, there were 5,283 holders of record of Common Stock. The Company has not historically paid regular recurring cash dividends on its Common Stock. However, during the third quarter of 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share, which was paid on October 1, 2003 to stockholders of record on September 15, 2003. The Company has no plan to pay cash dividends in the future. The following table reflects the high and low sales prices as reported by the New York Stock Exchange for 2004 and 2003.

Price Range of Common Stock

	2004		2003
	High	Low	High	Low
1st Quarter	$7.10	$5.24	$11.94	$7.90
2nd Quarter	5.80	4.25	11.94	8.94
3rd Quarter	5.80	3.77	12.12	10.53
4th Quarter	5.79	4.21	11.38	5.05	(1)

(1)	Pursuant to New York Stock Exchange Rules, the “ex-dividend date” with respect to the $5.00 per share one-time cash dividend was set as October 2, 2003. Accordingly, prior to the commencement of trading on October 2, 2003, the Company’s stock price was reduced by $5.00 to reflect the payment of the cash dividend.

Unregistered Sales of Equity Securities

The Company did not sell any equity securities during the fourth quarter of 2004 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the fourth quarter of 2004, the Company did not repurchase any shares of the Company’s Common Stock. As of December 31, 2004, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of the consolidated statements of operations, balance sheets and other information for each of the last five years (adjusted for the one-for-five reverse stock split effected on September 28, 2001). The information for 2001 has been reclassified to show the effects of Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”) which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The Company did not have the necessary information to reflect an EITF 01-09 reclassification for 2000. The EITF 01-09 reclassification did not impact operating income.

The following selected financial data should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations:
Sales	$328,663	$391,344	$614,363	$831,094	$1,300,184
Cost of sales	255,951	281,068	378,239	645,504	810,500

Gross margin	72,712	110,276	236,124	185,590	489,684

Operating expenses:
Selling, general and administrative(1)	89,804	104,416	130,438	217,122	287,696
Research and development	24,444	31,555	36,249	49,522	58,577
License fees	(10,599)	—	—	—	—
Restructuring charges (reversals)	4,531	11,437	(2,423)	38,946	(4,814)

Total operating expenses	108,180	147,408	164,264	305,590	341,459

Operating income (loss)	(35,468)	(37,132)	71,860	(120,000)	148,225

Interest and other income (expense)	3,754	4,536	4,029	13,875	14,093

Income (loss) before income taxes	(31,714)	(32,596)	75,889	(106,125)	162,318

Benefit (provision) for income taxes	(4,963)	13,735	(41,170)	12,846	7,312

Net income (loss)	$(36,677)	$(18,861)	$34,719	$(93,279)	$169,630

Net income (loss) per common share:
Basic	$(0.71)	$(0.37)	$0.68	$(1.74)	$3.13

Diluted	$(0.71)	$(0.37)	$0.68	$(1.74)	$3.07

Dividends paid per share	$—	$5.00	$—	$—	$—

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (Continued)

	December 31,
	2004	2003	2002	2001	2000
	(In thousands, except employee data)
Significant Balance Sheet Items:
Total Cash (1)	$120,809	$168,931	$453,864	$329,046	$377,919
Trade receivables, net	30,764	37,234	54,477	89,396	139,461
Inventories	31,345	23,745	40,525	56,336	102,497
Deferred income taxes	9,710	16,938	27,573	39,978	43,471
Current assets	199,673	254,401	590,929	530,498	679,202
Property, plant and equipment, net	13,563	16,053	18,102	55,197	101,589
Other intangible assets, net	2,448	4,525	6,755	9,744	13,885
Total assets	227,502	286,741	627,599	609,950	812,234

Current liabilities	101,437	122,870	164,080	219,835	292,214
Other long-term obligations	721	1,471	2,244	3,018	3,791
Deferred income taxes	22,537	24,512	50,236	8,159	27,479
Retained earnings	56,048	92,725	135,292	100,573	193,852
Total stockholders’ equity	102,807	137,888	411,039	378,938	488,540
Total liabilities and stockholders’ equity	227,502	286,741	627,599	609,950	812,234

Other Metrics:
Cash for the U.S. entity (1)	$14,307	$697	$168,641	$135,473	$199,156
Cash for non-U.S. entities (1)	106,502	168,234	285,223	193,573	178,763

Total Cash (1)	$120,809	$168,931	$453,864	$329,046	$377,919

Working capital	$98,236	$131,531	$426,849	$310,663	$386,988

Total employees	462	591	850	2,097	3,429

(1)	“Cash” is defined to mean “Cash, Cash equivalents and Temporary investments”.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company’s reportable segments are based primarily on the nature of the Company’s products and include Zip products, Sourced Branded products, REV products (which began shipping in April 2004) and Network Storage Systems (“NSS”).

Since 1996, the Zip product segment has been, by far, the largest contributor to the Company’s sales and product profit margin (“PPM”). As the Zip business has approached the end of its product life cycle, the Company has been trying to find other profitable sources of revenue to replace the declining high gross margin Zip business. This has been challenging for the Company. In recent years, the Company invested significant efforts and dollars on the development of two new technologies: REV products and the Digital Capture Technology (“DCT”) Program. During 2004, the Company launched its new REV products. REV products generated $30.8 million of new sales in 2004, but were not profitable due to significant development, start-up and marketing launch costs. The Company elected not to launch any DCT products, due in part to a determination that the Company lacked the resources to simultaneously pursue the DCT technology and REV products. The Company subsequently licensed the DCT technology to a third party, incurred impairment and other charges and sold some of its DCT assets for a net gain of $6.6 million (see the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” discussion for more detail on the activities related to winding down the DCT Program).

In other efforts to replace the declining Zip business, the Company has developed and launched a variety of products, none of which were commercially successful. In addition, the Company has launched and attempted to expand its Sourced Branded and NSS businesses. During 2004, for the first time, sales of the Sourced Branded business segment exceeded Zip product sales. However, the Company’s Sourced Branded segment does not generate high gross margins and the segment has never been profitable for an entire year. Moreover, the NSS business has also incurred losses each year.

Thus, the Zip product segment remains the Company’s only consistently profitable segment. In light of the inevitable decline of the Zip business, the Company will not be viable unless it generates significant PPM from products other than Zip products. REV products currently represent the Company’s most realistic opportunity to develop a significant PPM stream which could at least partially offset the rapidly-declining Zip PPM. Management expects to continue to invest significant resources with the goal to increase REV product sales. It is unlikely that the Company will be able to operate profitably unless and until REV products generate significant positive PPM. However, the Company can provide no assurance that the REV business will generate PPM sufficient to offset declining Zip PPM.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

For 2005, the Company’s primary goals are to: (1) significantly grow REV product sales, (2) continue to grow Sourced Branded sales, gross margin percentage and PPM and (3) closely monitor overhead costs and operating expenses with the key objective to make the overall business profitable. The Company can provide no assurance that it will achieve these goals. The Company continues to work on several cost initiatives related to improving Sourced Branded gross margins, including the continued transition to a regional assembly process and optimizing the supply chain. During 2004, the Company recorded $4.5 million of restructuring charges to align the Company’s cost structure with its expected future revenue levels. During 2005, it is imperative that the Company achieve the anticipated sales growth from both REV and Sourced Branded products to achieve its goals.

At December 31, 2004, the Company’s total cash, cash equivalents and temporary investment balance was $120.8 million (see the “Liquidity and Capital Resources” discussion for more detail on the tax impacts of repatriating foreign cash). The Company believes its total cash is sufficient to operate the business for at least one year.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and impairment of goodwill and other intangible assets. Actual results could differ materially from these estimates.

Management has discussed the development and selection of the following critical accounting policies with the Audit Committee of the Company’s Board of Directors (“Audit Committee”) and the Audit Committee has reviewed these disclosures.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (continued)

Revenue Recognition

The Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. Original Equipment Manufacturers (“OEMs”) and value added resellers (“VARs”) customers are not considered to have excess inventory as they usually do not carry more than four weeks of inventory. The distribution, retail and catalog channels’ four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers, who make up the substantial majority of the Company’s sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. The Company defers estimated sales and cost of sales associated with estimated excess channel inventory in its consolidated financial statements. This inventory and sell-through information is reported to the Company at the stock keeping unit (“SKU”) level. However, for purposes of the excess inventory calculation, this information is accumulated at the major product level (i.e. Zip 100MB drive, Zip 250MB drive, etc). The Company uses the last 13 weeks of reported sell-through information to calculate a weekly average, which is then used to estimate the channels’ four-week requirements. This estimate may not be indicative of four weeks of future sell-through. The Company defers sales and cost of sales associated with estimated excess channel inventory in the consolidated statements of operations, with the resulting offset being reflected in the consolidated balance sheets in margin on deferred revenue.

The table below shows the related revenue and cost of sales deferrals associated with the estimated excess channel inventory.

	December 31,
	2004	2003
	(In thousands)
Deferred revenue	$15,798	$16,749
Deferred cost of sales	(8,351)	(7,749)

Margin on estimated channel inventory	$7,447	$9,000

The decrease in margin on estimated channel inventory during 2004 reflects lower levels of channel inventory and product mix changes away from high margin Zip products.

The Company believes that the accounting estimates related to excess channel inventory are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the variability of the different inputs to the calculation of the reserve such as changes in the level of channel inventory and channel sell-through rates and (2) the material impact that changes in these inputs can have on sales, cost of sales and margin on deferred revenue. Excess channel inventory is a critical estimate for all segments of the Company’s business.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in excess channel inventory accruals would not impact the Company’s liquidity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

Price Protection and Rebate Reserves

The Company has agreements with some of its direct and indirect customers which, in the event of a price decrease, allow those customers (subject to certain limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized. Estimates for rebates are based on a number of variable factors that depend on the specific program or product. These variables include: the anticipated redemption rate of rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience. Changes in any of these variables would have a direct impact on the amount of the recorded reserves. The Company uses price protection and rebate programs in all of its segments and the statement of operations charges are recorded against their respective segment.

The Company believes that the accounting estimates related to price protection and rebate programs are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the assumptions made concerning redemption rates and other variables and (2) changes in this reserve can have a material impact on sales and trade receivables.

Price protection and rebate reserves have fluctuated in the past. For example, during 2002, $4.2 million of price protection and rebate reserves that were recorded in prior periods were released as they were not claimed as originally estimated.

Reserves for volume and other rebates and price protection totaled $16.0 million at December 31, 2004 and $18.7 million at December 31, 2003 and are netted against trade receivables in the consolidated balance sheets. The decrease in this reserve for 2004 was primarily a reflection of lower rebate and price protection programs during 2004 relative to the lower sales in 2004. The Company believes that the use of rebates will continue to be a significant part of the Company’s business strategy.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in price protection and rebate accruals would not impact the Company’s liquidity.

Inventory Valuation Reserves

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, the Company generally considers inventory which is not expected to be sold within established timelines, as forecasted by the Company’s material requirements planning system, as excess and thus appropriate inventory reserves are established through a charge to cost of sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

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

Inventory valuation reserve adjustments are necessitated primarily from changes in estimating future sales volumes and from changes in the estimates made of future sales prices. Estimating future sales volumes is particularly difficult for new products and end-of-life (“EOL”) products. Estimating future sales price is particularly difficult on Sourced Branded products due to price competition and short product cycles.

Zip products have shown a long market life compared to the Company’s other products. In light of their high margins, its inventory carrying value has been recoverable at estimated selling prices. Consequently, Zip products have not, until recently, been as susceptible to inventory valuation reserve adjustments as some of the Company’s other products. Now, as Zip products reach the end of their product life cycle, Zip products and components have become susceptible to excess and obsolete inventory reserves. If Zip volumes decline at a quicker rate or in greater volumes than forecasted, the risk associated with inventory valuation reserves will increase.

During 2004, the Company recorded a net decrease in inventory valuation reserves of $1.1 million. The $1.1 million decrease was comprised of additions of $4.9 million less utilization of $6.0 million as reserved product was scrapped or sold. The $4.9 million addition to inventory valuation reserves was comprised of $2.9 million for Zip products, $0.9 million for Sourced Branded products and $0.6 million for NSS, with the remaining $0.5 million for other various products. The $2.9 million Zip charge resulted primarily from purchased EOL components which exceeded the EOL volume forecast. The $0.9 million Sourced Branded product charge resulted primarily from product priced below cost in order to move the inventory. The $0.6 million of NSS charge resulted primarily from additional NAS and Tape product write-offs in early 2004 related to the announcement in late 2003 regarding the discontinuance of the high-end of the market NAS servers and Tape products. The $6.0 million inventory reserve utilizations were primarily for Zip, Source Branded and NAS products as product was sold or scrapped.

During 2003, the Company recorded a net increase in inventory valuation reserves of $2.0 million which was recorded in cost of sales in the consolidated statement of operations. This $2.0 million net increase was comprised of an addition of $8.0 million to the inventory valuation reserves which was partially offset by $6.0 million in inventory reserve utilizations as product that had been previously reserved was sold or scrapped. The $8.0 million addition to the inventory valuation reserves was comprised of $4.6 million for Zip products, $2.0 million for Sourced Branded products and $1.4 million for other products (primarily NAS and Jaz products). The $4.6 million Zip write-off was primarily for the reserve of inventory components previously purchased which exceeded estimated needs. The $2.0 million write-off for Sourced Branded products primarily resulted from the continued price declines necessary to sell Sourced Branded products. The $1.4 million write-off for other products primarily related to the discontinuance of the high-end of the market NAS servers and excess Jaz inventory. The $6.0 million of inventory reserve utilizations was primarily for Peerless, Zip and Sourced Branded products. As the Company continues to offer new products or exits product lines, there is no assurance that further inventory valuation reserves will not be required.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

At December 31, 2004, the Company had inventory valuation reserves of $7.3 million, which compares to inventory valuation reserves of $8.5 million at December 31, 2003. The decrease in inventory valuation reserves during 2004 was primarily attributable to decreases in reserves as described above.

Adjustments to the inventory reserves are a non-cash adjustment and would not affect the Company’s liquidity.

Accrued Excess Purchase Commitments

The purchase orders under which the Company buys many of its products generally extend one to three quarters in the future. The quantities on the purchase orders are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Such estimates may result in excess purchase commitments, where the Company makes commitments for purchases that the Company does not ultimately utilize. The accrual for excess purchase commitments also includes liabilities such as cancellation charges or handling fees incurred because of excess supplier inventory or equipment.

With the continued declines of Zip volumes, this has become an area of particular risk for the Company. Suppliers of certain critical components of both Zip drives and disks have stopped producing, or EOL’d such components and other suppliers are planning to do so. In such cases, the Company attempts to make an EOL purchase of the required component(s) based on its estimates of all future requirements. With respect to estimating excess purchase commitments, the Company is at risk that it will order insufficient or excess quantities of key components or that certain suppliers may produce excess inventory of key components in the absence of firm orders from Iomega, leading to potential disputes regarding payment obligations.

The Company believes that the accounting estimates related to accrued excess purchase commitments are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due primarily to estimating future sales volumes of products, (2) the inherit difficulty of estimating future requirements or final build-out of components that have been EOL’d by the supplier and (3) decisions to discontinue projects with suppliers.

During 2004, the Company recorded a net decrease in excess purchase commitment reserves of $2.0 million. This decrease was comprised of $2.3 million of additions less utilization of $4.3 million. The majority of the $2.3 million increase resulted from Zip product exposures at the Company’s manufacturing suppliers as a result of decreases in the EOL forecast. The $4.3 million utilizations resulted primarily from Zip and Sourced Branded products as much of what was utilized came from prior reserves and was primarily paid to suppliers, product was moved into inventory or reserves reduced due to increases in forecast demand.

During 2003, the Company recorded a net increase in excess purchase commitment reserves of $2.5 million. This increase was comprised of $5.5 million of additions less utilization of $3.0 million. Of the $5.5 million of additions, $3.6 million related to Zip products, primarily for Zip head stack assembly supplier exposures as the recent EOL forecast used for head stack component build out was significantly less than previous projections and for commitments resulting from the consolidation of Zip media manufacturers, $0.7 million related to Sourced Branded products supplier commitments, primarily for Asia Pacific region DVD products where demand was not as expected, with the remaining $1.2 million for EOL additions related to various other products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

The accrual for excess purchase commitments totaled $2.8 million at December 31, 2004 and $4.7 million at December 31, 2003.

Since the Company has no material debt and adequate cash balances, the Company believes that changes in accrued excess purchase commitments would not impact the Company’s liquidity.

Tax Valuation Allowances

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided or released, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s tax provision or benefit.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provision/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheet.

For example, during 2004, the Company recorded a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

During 2003, the Company increased its valuation allowance by $4.7 million, primarily as a result of its evaluation of the realizability of its increased state net operating loss carryforwards (“NOLs”) deferred tax assets, which were adjusted in conjunction with the completion of an IRS audit.

Adjustments to deferred tax valuation allowances are non-cash adjustments and do not affect the Company’s liquidity.

Impairment of Goodwill and Other Intangible Assets

The Company has $11.7 million of goodwill, all of which is associated with the Zip product segment. The Company also has $2.4 million of other intangible assets, primarily a licensing agreement and intellectual property that is also entirely associated with the Zip product segment. As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill and the $2.4 million of other intangible assets will become impaired and that impairment charges will become necessary. The Company

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

performs its annual impairment test required under SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”) in the first quarter of each year. Each quarter, the Company compares how actual quarterly profits are tracking with the projected profits that were used in the annual impairment test to make sure that there has not been a significant adverse change in business climate or that an unforeseen trend has developed. As part of this quarterly review, the Company also looks for any other indicators of impairment, such as any significant adverse changes in legal factors, adverse regulatory assessments or loss of key personnel. There were no indicators of impairment from the time the impairment evaluation was performed in the first quarter of 2004 to December 31, 2004.

The Company believes that the accounting estimates related to assessing potential impairment of the Company’s goodwill and other intangible assets are “critical accounting estimates” because: (1) the subjectivity inherent in determining the fair value of the Zip product segment and (2) the impact that future impairment charges will have on the consolidated statements of operations and the consolidated balance sheet.

The remaining estimated useful lives for the Company’s other intangible assets range approximately from one-half to one and one-half years. As Zip sales and profits continue to decline, the Company anticipates that the Zip goodwill may start to become impaired in late 2005 or early 2006. One of the intangible assets will be fully amortized in 2005 and the other will be fully amortized in the second quarter of 2006.

Future impairment charges will be non-cash charges and will not affect the Company’s liquidity.

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales (including charges)	77.9	71.8	61.6

Gross margin	22.1	28.2	38.4

Operating expenses:
Selling, general and administrative	27.3	26.7	21.2
Research and development	7.4	8.1	5.9
License fees	(3.2)	—	—
Restructuring charges (reversals)	1.4	2.9	(0.4)

Total operating expenses	32.9	37.7	26.7

Operating income (loss)	(10.8)	(9.5)	11.7
Interest and other income and expense	1.1	1.2	0.7

Income (loss) before income taxes	(9.7)	(8.3)	12.4
Benefit (provision) for income taxes	(1.5)	3.5	(6.7)

Net income (loss)	(11.2)%	(4.8)%	5.7%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Company’s net loss for the year ended December 31, 2004 was $36.7 million, or $0.71 per share, compared with a net loss of $18.9 million, or $0.37 per share, for the year ended December 31, 2003. The 2004 net loss included:

•	Pre-tax restructuring charges of $4.5 million;

•	A pre-tax net benefit of $6.6 million from DCT-related license fees and gains/impairment on DCT assets (see the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” discussion for more details);

•	A pre-tax benefit of $1.8 million associated with the release of various accruals for a European subsidiary for which operations have ceased;

•	Tax provisions of $21.2 million from increased valuation allowances and

•	Tax benefits of $3.8 million primarily from the release of tax accruals (see the “Income Taxes” discussion for more details).

Included in the 2003 net loss were:

•	Pre-tax restructuring charges of $16.5 million;

•	Net favorable pre-tax legal settlements of $6.0 million;

•	Pre-tax charges of $2.3 million associated with the re-orientation of the NSS product line and

•	Various tax benefits totaling approximately $1 million (see the “Income Taxes” discussion for more details).

Seasonality

The Company’s Sourced Branded business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters with any degree of confidence. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program License Agreement, Impairment Charges and Related Asset Sales

As the Company has previously disclosed, its DCT business plan was dependent upon adoption of significant consumer electronics OEMs. Unfortunately, the Company was not successful in securing OEM commitments. During the second quarter of 2004, the Company investigated the possibility of bringing the DCT technology to market as a stand-alone computer peripheral storage device. However, based on the Company’s analysis and objective evaluation of the market environment in which the DCT technology would compete, the Company concluded that it did not have sufficient resources to simultaneously pursue the opportunities of the DCT technology and REV products. Consequently, the Company decided not to launch an Iomega branded PC peripheral DCT device and began winding down the DCT Program during the third quarter of 2004. As part of the wind down activities, the Company determined that fixed assets related solely to the DCT Program were impaired and thus during 2004 recorded as cost of sales, $4.5 million of impairment charges. This $4.5 million charge was attributable entirely to the New Technologies business segment. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past. During 2004, the Company also recorded $0.5 million of other charges for cancelled commitments, comprised primarily of supplier claims, for equipment and parts that had been committed to by both the Company’s suppliers as well as second tier suppliers.

During the fourth quarter of 2004, the Company entered into a definitive license agreement regarding its DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to the Company and an additional $3.5 million cash payment to the Company at a later date based upon the licensee’s commercialization date of the technology but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on future products utilizing the technology up to $11.0 million. The $10.5 million is reflected in the operating expenses section of the consolidated statement of operations under the caption, “license fees”, as the cash has been received and the Company has fulfilled all of its obligations related to that payment. The Company will not recognize the $3.5 million in its financial statements until the related cash payment is received. There is no guarantee that the Company will receive any future payments from this transaction.

During the license agreement negotiations, the Company also entered into other agreements, including the sale of various fixed assets, primarily testing equipment and miscellaneous engineering equipment that Iomega had used as part of the DCT Program. The Company received $1.2 million of cash for these assets resulting in a gain of $1.1 million. The breakout of the gain between “cost of sales” and “research and development” was determined based upon where the initial expense to purchase the respective assets was recorded. All of these charges and gains are reflected in the New Technologies business segment.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program License Agreement, Impairment Charges and Related Asset Sales (Continued)

A breakdown of the DCT Program license fees, impairment and other charges incurred during 2004 is included in the table below:

Description	Amount	Financial Statement Line Item
	(In thousands)
License Fees	$10,500	License fees
Fixed Asset Impairments	(4,488)	Cost of sales
Gain from sale of DCT assets	613	Cost of sales
Gain from sale of DCT assets	543	Research and development
Other charges (primarily supplier claims)	(527)	Cost of sales

Net DCT gain	$6,641

Statement of Operations Breakout:
Cost of sales	$(4,402)
Research and development	543
License fees	10,500

Net DCT gain	$6,641

Penang Manufacturing Subsidiary Impairment Charges

On November 1, 2002, the Company completed the sale of all of the stock of its wholly-owned indirect subsidiary, Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”), to Venture Corporation Limited (“Venture”) pursuant to an agreement entered into by the parties on September 29, 2002 (the “Agreement”). The principal assets of the Penang Manufacturing Subsidiary were manufacturing equipment, inventory and a 376,000 square-foot manufacturing facility in Penang, Malaysia where all of the Company’s Zip drives and disks are manufactured. Pursuant to the terms of the Agreement, at the closing of the transaction, the Company received total proceeds of $10.2 million for the Penang Manufacturing Subsidiary, which amount was determined by an arms-length negotiation between the parties and was based on the net asset value of the Penang Manufacturing Subsidiary on November 1, 2002. Included in the assets sold by the Company was $6.8 million of cash in operating accounts, so the Company received net cash proceeds of $3.4 million. As a result of this sale in 2002, the Company recorded impairment charges of $10.7 million (reported in cost of sales in the consolidated statements of operations) for the impairment of the Penang Manufacturing Subsidiary’s net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory were attributable to the Zip product line. For more detail on the sale of the Penang Manufacturing Subsidiary and the related impairment and tax charges, see Note 2 of the notes to consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals

The Company currently has restructuring reserves under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

	December 31,
	2004	2003
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$2,205	$4,598
2003 restructuring actions	742	3,564
2004 restructuring actions	1,491	—

Total	$4,438	$8,162

Fixed Asset Reserves:
Third quarter 2001 restructuring actions	$168	$299
2003 restructuring actions	192	597
2004 restructuring actions	346	—

Total	$706	$896

During 2001, the Company recorded $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001.

During 2002, the Company had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

During 2003, the Company recorded restructuring charges of $16.5 million, ($11.5 million recorded as restructuring charges and $5.0 million as cost of sales) of which $14.5 million was for restructuring actions initiated during the third quarter of 2003 and $2.1 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for facilities which the Company had been unable to sublease, partially offset by a $0.1 million release of severance and benefit reserves related to the 2001 restructuring actions due to original estimates being higher than what was utilized.

During 2004, the Company recorded net restructuring charges of $4.5 million, of which $3.7 million was for restructuring actions initiated during the third quarter of 2004, $0.1 million was for the 2003 restructuring actions and $0.7 million was for the third quarter 2001 restructuring actions.

The detail of the third quarter 2001, 2003 and 2004 restructuring actions and an update on the current status of each of these actions as of December 31, 2004 follows below.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, the Company recorded restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

Of the $33.3 million in total third quarter 2001 restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia. Of the $33.3 million of restructuring charges, $23.5 million was for cash charges and $9.8 million was for non-cash charges.

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

The Asia Pacific region activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs. The Asia Pacific region restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves

Remaining restructuring reserves of $8.9 million were included in the Company’s accrued restructuring charges and $3.6 million were included in the fixed asset reserves as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

Third Quarter 2001 Restructuring Actions	Original Charge	Utilized		Additions ( Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations (a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture (b)	7,227	—	(5,125)	—	2,102
Information technology assets (b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	—	253	82
Lease cancellations (a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture (b)	636	—	(636)	—	—
Other (a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	—	—	332
Lease cancellations (a)	182	(49)	—	257	390
Leasehold improvements and furniture (b)	239	—	(4)	—	235
Information technology assets (b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves (b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves

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

Remaining restructuring reserves of $4.0 million were included in the Company’s accrued restructuring charges and $0.4 million were included in the fixed asset reserves as of December 31, 2002. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/01	Utilized		Additions (Reversals)	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$2,194	$(1,979)	$—	$(137)	$78
Lease cancellations (a)	5,823	(2,629)	—	—	3,194
Leasehold improvements and furniture (b)	2,102	—	(777)	(894)	431
Information technology assets (b)	1,216	—	(1,214)	(2)	—

	11,335	(4,608)	(1,991)	(1,033)	3,703

Asia Pacific Reorganization:
Severance and benefits (a)	82	(24)	—	(58)	—
Lease cancellations (a)	68	(53)	—	(15)	—

	150	(77)	—	(73)	—

Europe Reorganization:
Severance and benefits (a)	332	(316)	—	(16)	—
Lease cancellations (a)	390	(488)	—	825	727
Leasehold improvements and furniture (b)	235	—	(147)	(88)	—
Information technology assets (b)	26	—	(26)	—	—

	983	(804)	(173)	721	727

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

Balance Sheet Breakout:
Accrued restructuring charges (a)	$8,889	$(5,489)	$—	$599	$3,999
Fixed asset reserves (b)	3,579	—	(2,164)	(984)	431

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

2003 Activity/Changes in Third Quarter 2001 Restructuring Reserves

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

Remaining restructuring reserves of $4.6 million are included in the Company’s accrued restructuring charges and $0.3 million are included in the fixed asset reserves as of December 31, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2003 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/02	Utilized		Additions (Reversals)	Balance 12/31/03
		Cash	Non-Cash
		(In thousands)
North America Reorganization:
Severance and benefits (a)	$78	$—	$—	$(78)	$—
Lease cancellations (a)	3,194	(1,041)	—	1,121	3,274
Leasehold improvements and furniture (b)	431	—	(132)	—	299

	3,703	(1,041)	(132)	1,043	3,573

Europe Reorganization:
Lease cancellations (a)	727	(333)	—	930	1,324

	$4,430	$(1,374)	$(132)	$1,973	$4,897

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,999	$(1,374)	$—	$1,973	$4,598
Fixed asset reserves (b)	431	—	(132)	—	299

	$4,430	$(1,374)	$(132)	$1,973	$4,897

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of December 31, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease two of the facilities where the leases expire in 2009 and 2023.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2004 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During the first three quarters of 2004, the Company recorded an additional $0.7 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility; however, the Company was successful in subleasing this facility in the fourth quarter of 2004.

Remaining restructuring reserves of $2.2 million are included in the Company’s accrued restructuring charges and $0.2 million are included in the fixed asset reserves as of December 31, 2004. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2004 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/03	Utilized		Additions (Reversals)	Foreign Currency Changes	Balance 12/31/04
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$3,274	$(1,071)	$—	$—	$—	$2,203
Leasehold improvements and furniture (b)	299	—	(131)	—	—	168

	3,573	(1,071)	(131)	—	—	2,371

Europe Reorganization:
Lease cancellations (a)	1,324	(1,995)	—	676	(3)	2

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,598	$(3,066)	$—	$676	$(3)	$2,205
Fixed asset reserves (b)	299	—	(131)	—	—	168

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of December 31, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the Utah facilities where the lease does not expire until 2009.

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions included $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail), $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

$5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million in restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. During 2003, the Company made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 North American employees, $2.1 million related to 31 European employees and $0.4 million related to 17 Asian employees. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments were made after the last day of employment and after separation agreements were signed by the employees. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained in transition into 2004 as defined by SFAS No. 146.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of the Company’s efforts to consolidate its Zip disk manufacturing. The manufacturing contract was terminated as a result of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased for the manufacture of Zip disks, for which the Company was under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of the Company’s servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting began to be performed by Company employees within the Company’s facilities beginning in the first quarter of 2004.

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

The $1.8 million in lease termination charges were primarily for facilities in the United States. Lease termination costs are being paid on their regular monthly rent payment schedule. Of these facilities, the last lease expires in 2006 and the Company is currently trying to sublease this facility. The Company exited these facilities as a result of the lower headcounts. The Company also recorded $0.6 million for excess furniture from the exited facilities.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $3.6 million are included in the Company’s accrued restructuring charges and $0.6 million are included in the fixed asset reserves as of December 31, 2003. Utilization of the 2003 restructuring reserves during the year ended December 31, 2003 are summarized below:

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

At December 31, 2003, all of the 2003 restructuring actions were complete and no further charges were recorded except for the severance and benefits charges for those employees who remained on transition into 2004. The remaining severance and benefits related to employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease this facility. The Company anticipated completing the disposal of the furniture by the end of 2004.

2004 Activity/Changes in 2003 Restructuring Reserves

The total separation payments or liability for the 198 employees notified under the 2003 restructuring actions was $6.7 million. During 2004, the Company recorded an additional $0.5 million of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.7 million are included in the Company’s accrued restructuring charges and $0.2 million are included in the fixed asset reserves as of December 31, 2004. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2004 are summarized below:

2003 Restructuring Actions	Balance 12/31/03	Utilized		Additions	Reversals	Balance 12/31/04
		Cash	Non-Cash
	(in thousands)
Severance and benefits (a)	$1,323	$(1,465)	$—	$452	$(308)	$2
Contract cancellations (a)	500	(500)	—	—	—	—
Lease termination costs (a)	1,741	(1,001)	—	—	—	740
Furniture (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,564	$(2,966)	$—	$452	$(308)	$742
Fixed asset reserves (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease this facility. The Company anticipates completing the disposal of the furniture by the end of 2005.

2004 Restructuring Actions

During 2004, the Company recorded $3.7 million of restructuring charges for the 2004 restructuring actions, including $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of the Company’s worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 are being shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments.

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, the Company notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees are included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions or approximately 25% of the Company’s worldwide workforce as of September 26, 2004.

The Company has made $1.8 million of cash payments in 2004 for these restructuring charges, related entirely to severance and benefits. The restructuring actions are part of an effort to align the Company’s cost structure with its expected future revenue levels.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 North American employees, $0.4 was for 9 Asian employees and $0.3 million was for 5 European employees. The worldwide workforce reduction was across all business functions and across all levels of the Company. At December 31, 2004, of the 117 individuals worldwide, all but 15 were released. All but one of these remaining 15 employees are scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, is made after the last day of employment after separation agreements have been signed by the employees except for those where continuous payments are legally required and for two other employees. The Company anticipates that the total separation payments or liability for the 117 employees notified during the third quarter of 2004 will be $2.8 million. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs which was paid or will be paid to those employees who were in transition beyond the minimum retention period (60 days) as defined by SFAS 146. The remaining $0.2 million of severance and benefits costs related to the 15 transition employees will be recognized ratably over their respective future transition periods during 2005.

As part of the 2004 restructuring actions, the Company recorded a $0.4 million non-cash charge related to excess furniture that is no longer being utilized as a result of the Company’s continuing downsizing.

The Company is still evaluating whether it will exit a facility in Asia. If that facility is vacated, the Company anticipates incurring less than $0.4 million of restructuring charges in the first half of 2005.

In summary, the Company anticipates recording an additional $0.2 million for severance and benefits and less than $0.4 million for lease commitments as the 2004 restructuring actions are fully implemented. These remaining charges are expected to be recorded in the first half of 2005. Once fully implemented, the total charges for the 2004 restructuring actions are anticipated to be approximately $4.3 million. None of these charges will be allocated to any of the business product segments. All but the $0.4 million of excess furniture charges are expected to be paid in cash.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.5 million are included in the Company’s accrued restructuring charges and $0.3 million are included in the fixed asset reserves as of December 31, 2004. Utilization of the 2004 restructuring reserves during the year ended December 31, 2004 is summarized below:

2004 Restructuring Actions	Original Charges	Utilized		Foreign Currency Changes	Balance 12/31/04
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2,559	$(1,815)	$—	$22	$766
Lease termination costs (a)	725	—	—	—	725
Furniture (b)	427	—	(81)	—	346

	$3,711	$(1,815)	$(81)	$22	$1,837

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,284	$(1,815)	$—	$22	$1,491
Fixed asset reserves (b)	427	—	(81)	—	346

	$3,711	$(1,815)	$(81)	$22	$1,837

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2004, the remaining severance and benefits related to the 15 employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008. The Company is trying to sublease these facilities. The Company anticipates disposing of the excess furniture by the end of 2005.

Business Segment Information

The Company has six reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments
Mobile and Desktop Storage Products	1. Zip products
2. Sourced Branded products
3. Other Mobile and Desktop Storage products

Professional Storage Products	4. REV products
5. Network Storage Systems

New Technologies	6. New Technologies

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

The Sourced Branded products segment is comprised of the former Optical products segment as well as HDD, Iomega Mini and Micro Mini USB flash drives and external floppy disk drives (which were all previously reported in the Other Mobile and Desktop Storage products segment). The Other Mobile and Desktop Storage products segment no longer includes HDD, Iomega Mini and Micro Mini USB flash and external floppy disk drives. The Other Mobile and Desktop Storage products segment consists of products that have been discontinued or which are otherwise immaterial. The New Technologies segment no longer includes REV products. This segment included research and development on the DCT Program, which the Company has cancelled.

Mobile and Desktop Storage Products

The Zip products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and product profit margins. However, the Zip products segment still contributes the substantial majority of PPM to fund the Company’s operations.

The Company’s Sourced Branded products segment involves the worldwide distribution and sale of products that the Company sources (purchases) from other companies. In some cases, the Company performs final assembly work of purchased components; in others, the Company purchases and resells substantially complete products. Sourced Branded products include CD-RW drives, DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003), HDD, Iomega Mini and Micro Mini USB flash drives, and external floppy disk drives (which began shipping in the first quarter of 2003).

The Other Mobile and Desktop Storage products segment consists of products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell Jaz and PocketZip disks to support the installed drive base of these products. Jaz and PocketZip products were previously reported as separate segments.

During 2003, the Company recorded $5.0 million of restructuring charges as cost of sales that were charged to the Zip segment (see Note 5 of the notes to consolidated financial statements for more detail on the restructuring charges).

During 2002, the Company recorded impairment charges of $10.7 million as cost of sales, of which $10.6 million was charged to the Zip segment and $0.1 million was charged to the Other Mobile and Desktop Storage products segment for Jaz products. These impairment charges resulted from the Company selling its Penang Manufacturing Subsidiary (see Note 2 of the notes to consolidated financial statements for more detail on the impairment charges).

Professional Storage Products

The REV products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems that have a native capacity of 35GB and up to 90GB compressed. REV products began shipping in April 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

The NSS segment consists primarily of the development, distribution and sale of NAS servers. In the fourth quarter of 2003, the Company decided to exit the high end of the NAS server market and focus its efforts on the entry-level and low-end of the market where the Company believes it can better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

New Technologies

The New Technologies segment included the research and development of the DCT Program, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB.

During the second half of 2004, the Company wound down its DCT Program development efforts. The Company subsequently licensed the DCT technology to a third party, incurred impairment and other charges and sold some of its DCT assets for a net gain of $6.6 million (see Note 3 of the notes to consolidated financial statements for more information concerning the activities related to winding down the DCT Program and the DCT license agreement).

Product Profit Margin

The Company evaluates product segment performance based on PPM. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1 “Operations and Significant Accounting Policies” of the notes to consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include: advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003

Sales

As shown in the table below, total sales for 2004 declined primarily due to lower Zip product sales, partially offset by sales of the Company’s new REV products and higher sales of Sourced Branded products.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Sales:
Mobile and Desktop Storage Products:
Zip products	$133,731	$246,090	$(112,359)	(46)%
Sourced Branded products	145,680	124,327	21,353	17
Other	3,928	8,278	(4,350)	(53)

Total Mobile and Desktop Storage Products	283,339	378,695	(95,356)	(25)
Professional Storage Products:
REV products	30,778	—	30,778	—
Network Storage Systems	14,546	12,649	1,897	15

Total Professional Storage Products	45,324	12,649	32,675	258

Total Sales	$328,663	$391,344	$(62,681)	(16)%

Other Sales information:
Zip drive sales	$75,902	$149,900	$(73,998)	(49)%
Zip disk sales	57,448	96,251	(38,803)	(40)
Zip accessories	381	(61)	442	725

Zip products	$133,731	$246,090	$(112,359)	(46)%

OEM % of Zip drive units	49%	51%

Zip product sales continued to decline in 2004. Sales of Zip products represented 41% of total sales for 2004, compared to 63% for 2003. The Company continues to lose shelf space for Zip products with its key resellers and retailers because of reduced volumes. OEM sales are declining rapidly and the availability of Zip products as “configure to order” options is being discontinued by leading OEMs. The Company expects Zip drive and disk sales to continue to decrease due to the obsolescence of the Zip technology as Zip products approach the end of their product life cycle.

Sales of Sourced Branded products represented 44% of total sales for 2004, compared to 32% for 2003. The percentage of total sales increased in 2004 partly from lower total consolidated (especially Zip products) sales. The $21.4 million increase in Sourced Branded product sales was comprised from increases of $21.5 million in HDD drives, $11.5 million in Iomega Mini and Micro Mini USB flash drives, $5.7 million in floppy external drives and $2.9 million in DVD rewritable drives, partially offset by a $20.2 million decrease in CD-RW drive sales. The Company began selling DVD rewritable and external floppy drives late in the first quarter of 2003. The Company anticipates continued future declines in CD-RW drive sales, primarily due to the fact that almost all new PCs include an internal CD-RW drive and the transition from CD-RW drives to DVD rewritable drives. Higher overall Sourced Branded product unit volumes (excepting CD-RW drives) were partially offset by lower prices on all Sourced Branded products. The Company anticipates continued competitive pricing pressure on all of its Sourced Branded products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

REV products began shipping in April 2004. REV product sales represented 9% of total sales during 2004. The Company’s goal is to develop REV products into a significant part of its overall product portfolio by launching additional interface models and next generation REV drives and marketing programs to increase awareness of REV products. However, the Company believes that a significant factor in the ultimate commercial success of REV products will be additional OEM adoption and sales. No tier one OEMs have adopted REV technology and the Company can provide no assurance that any will do so.

NSS sales represented 4% of total sales for 2004, compared to 3% for 2003. The higher sales in 2004 were primarily due to the Company’s strategy to concentrate on the entry-level and low-end markets as well as related new product introductions that occurred during 2004. With the goal to continue growing NSS sales, in 2005, the Company plans to leverage REV market penetration into NSS sales and increase the focus on additional easy to use software functionality.

The Company’s sales by region for the years ended December 31, 2004 and 2003 are shown in the table below:

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$173,135	$236,727	$(63,592)	(27)%
Europe	132,370	122,729	9,641	8
Asia Pacific	23,158	31,888	(8,730)	(27)

Total	$328,663	$391,344	$(62,681)	(16)%

Percent of Total Sales:
Americas (includes Latin America)	53%	61%
Europe	40	31
Asia Pacific	7	8

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher Sourced Branded product and REV product sales. The increase in sales dollars in Europe was primarily due to favorable currency movements. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, Sourced Branded and NSS products sales, partially offset by REV product sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Gross Margin

The Company’s gross margin details for the years ended December 31, 2004 and 2003 are shown in the table below:

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Total Gross Margin (dollars)	$72,712	$110,276	$(37,564)	(34)%
Total Gross Margin (%)	22%	28%

Zip Gross Margin %	45%	42%

Total gross margin dollars in 2004 decreased primarily from lower overall sales and from a lower proportion of Zip product sales, The lower gross margin percentage was impacted by a lower proportion of Zip product sales, lower Sourced Branded product margin percentages and REV product start-up costs. Gross margins for 2004 included $4.4 million of net impairment and other charges related to the discontinuance of the DCT Program while 2003 included $5.0 million of restructuring charges related to Zip products (see the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” and “Restructuring Charges/Reversals” discussions above for more detail on these charges) and $1.9 million of inventory and other charges related to exiting the high-end of the NAS market.

The Zip product gross margin percentage increased in 2004 primarily from $5.0 million of restructuring charges recorded in 2003 partially offset by certain EOL material charges recorded in 2004. Total Zip product gross margin dollars decreased due to significantly lower Zip product sales. The Company anticipates that future Zip product gross margin percentage will fluctuate materially from quarter to quarter as Zip product sales continue to decline.

Sourced Branded product gross margins declined both in terms of dollars and percentages during 2004, primarily from intense price competition on Mini USB flash drive products, increased costs due to transitioning to a regional assembly process for its Sourced Branded products and the Company’s first half 2004 plan to lower margins on certain Sourced Branded products in an attempt to gain greater retail penetration in the U.S. market. The Company’s goal is to improve Sourced Branded product gross margins during 2005 through completing the transition to the regional assembly process, other purchasing and supply chain improvements and a continued focus on variable costs.

REV gross margins were initially burdened with product start-up costs but steadily improved in 2004 as volumes increased.

Future gross margin percentages will depend on a number of factors including: the future sales volume of Zip and REV products; achievement of REV and Sourced Branded product sales and gross margin goals; pricing actions or promotions; the mix between Zip products compared to Sourced Branded, REV and NSS products; sales mix between aftermarket and OEM or private label channels, as OEM and private label sales generally provide lower gross margins than sales through other channels; sales mix of Zip 100MB, 250MB and 750MB drives and disks, as sales of the various Zip products have differing gross margins; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the impact of rising Zip manufacturing costs and EOL material charges; the impact of supply chain improvements on

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Sourced Branded product margins; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

Product Segment PPM

As shown in the table below, total PPM for 2004 declined primarily from the continuing decline of the Zip products segment, but was partially offset by improvements in the NSS segment.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
PPM (Product Loss):
Mobile and Desktop Storage Products:
Zip products	$53,201	$89,310	$(36,109)	(40)%
Sourced Branded products	(3,479)	(1,642)	(1,837)	(112)
Other	2,583	1,997	586	29

Total Mobile and Desktop Storage Products	52,305	89,665	(37,360)	(42)
Professional Storage Products:
REV products	(19,666)	(14,360)	(5,306)	(37)
Network Storage Systems	(800)	(17,943)	17,143	96

Total Professional Storage Products	(20,466)	(32,303)	11,837	37

New Technologies	(2,929)	(11,170)	8,241	74

Total PPM	$28,910	$46,192	$(17,282)	(37)

Common Expenses:
General corporate expenses	$(59,847)	$(71,887)	$12,040	17%

During 2004, the Company recorded a net gain of $6.6 million related to the DCT license agreement, net impairment charges and gains from the sale of related assets. See the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” discussion above for more detail on these charges. During 2003, the Company recorded $5.0 million of restructuring charges related to the Zip segment. For a more detailed discussion on this charge, see the section above entitled “Restructuring Charges/Reversals”.

The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margin percentages as described above. Zip PPM as a percentage of Zip product sales increased to 40% for 2004 from 36% for 2003, primarily from the higher gross margin percentages as described above and from lower operating expenses reflecting the benefits of the 2003 and 2004 restructuring actions. The Company anticipates that future Zip PPM will decline quarter after quarter as the technology reaches the end of its life cycle. With the continuing decline in Zip product sales, it becomes increasingly difficult for the Company to manage component supplies, manufacturing schedules and Zip product inventory at distributors and retailers, thus increasing the risk of future charges.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Sourced Branded PPM as a percentage of Sourced Branded product sales declined to a negative 2% in 2004 from a negative 1% in 2003. The Sourced Branded product loss deteriorated in 2004 primarily from lower gross margins, both in terms of dollars and percentage, as described above, partially offset by lower operating expenses reflecting the benefits of the 2003 and 2004 restructuring actions. The Company’s goal is to operate its Sourced Branded business profitably. To that end, its Sourced Branded products business activities are focused on reducing product costs and operating expenses, improving inventory management and purchasing processes, receiving more favorable contract terms, improving product life cycle management and revising channel marketing programs. The Company can provide no assurance that its activities in this regard will be successful or that it will ever operate this business profitably.

The REV product loss was attributable to manufacturing start-up costs, high marketing launch expenses, research and development expenses for completing the development of the current REV products and research and development expenses for the next generation REV products. The REV product loss as a percentage of REV product sales was a negative 64%. It is the Company’s goal to continue improving REV PPM as volumes increase and make this a profitable segment. However, the Company intends to continue to spend considerable resources generating awareness of this new product and developing the next generation REV products and the Company can provide no future assurance regarding REV operating results.

The improved NSS PPM in 2004 resulted primarily from lower costs reflecting the Company’s re-orientation of the NSS product line during the fourth quarter of 2003 and high sales and marketing and research and development spending in 2003 when the Company was attempting to broaden the NSS product offering by entering into the high-end of the market. During 2004, sales and marketing costs decreased $9.3 million compared to 2003 and research and development expenses decreased $2.1 million from 2003. The NSS product loss for 2003 included $2.3 million of charges for inventory and other charges following the decision to re-orient the NSS product strategy.

The DCT Program loss resulted primarily from increased spending in the first half of 2004 as the Company pushed to complete the development of the DCT technology, partially offset by a net gain of $6.6 million related to the DCT license agreement, net impairment charges and gains from the sale of related assets described above.

The decrease in general corporate expenses in 2004 reflected the lower costs resulting primarily from the restructuring plans implemented in 2003 as well as early savings from implementing the 2004 restructuring plan. The savings from these restructuring actions were partially offset by $1.7 million of increased expenses relating to the Company’s information technology system upgrade which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company. General corporate expenses for 2003 benefited from $6.0 million of favorable net legal settlements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Operating Expenses

As shown in the table below, the lower operating expenses for 2004 reflected the benefits of the Company’s restructuring actions in both 2004 and 2003.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$90,118	$106,185	$(16,067)	(15)%
Research and development	24,444	31,555	(7,111)	(23)
License fees	(10,599)	—	(10,599)	—
Restructuring charges	4,531	11,437	(6,906)	(60)
Bad debt credit	(314)	(1,769)	1,455	82

Total Operating Expenses	$108,180	$147,408	$(39,228)	(27)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses in 2004 compared to 2003 reflected lower costs resulting from the restructuring plans implemented in 2003 as well as early savings from implementing the 2004 restructuring plan. The savings from these restructuring actions were partially offset by $10.7 million of increased sales and marketing costs associated with the new REV products, $1.7 million of increased expenses relating to the Company’s information technology system upgrade which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company. Selling, general and administrative expenses for 2003 benefited from $6.0 million of favorable net legal settlements. The Company does not anticipate fully realizing the cost savings from the 2004 restructuring actions until the second quarter of 2005.

Despite the $16.1 million decrease in 2004 compared to 2003, selling, general and administrative expenses as a percentage of sales stayed flat at 27% for both years, as sales declined at a faster rate than overall selling, general and administrative costs and the Company incurred significant marketing costs associated with the launch of the new REV products. For 2003, the $6.0 million of net favorable legal settlements equated to almost 2% as a percentage of sales. The Company anticipates that the high level of REV product marketing costs will continue as part of the Company’s efforts to generate increased market awareness for REV products.

Research and Development Expenses

Lower research and development expenses on NSS, the DCT Program and Zip products were partially offset by increased research and development expenses on REV products. Research and development expenses decreased slightly as a percentage of sales to 7% in 2004, compared to 8% in 2003. The Company intends to continue to spend considerable resources developing the next generation REV products.

License Fees

During 2004, the Company recorded $10.6 million of license fees of which $10.5 related to the New Technologies business segment. See the discussion above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales” for more detail regarding the license agreement. Licensing is not a part of the Company’s major or central operations and thus the DCT transaction was considered a gain

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

rather than revenue. Since the license fees recaptured costs that resulted directly from the Company’s research and development activities, the license fees were considered to be a part of operations and thus were shown as a separate line item of operating expenses in the consolidated statement of operations.

Bad Debt

The lower bad debt credit for 2004 resulted primarily from a large decrease in trade receivable balances in 2003. At December 31, 2004, the Company had $1.2 million in trade receivables in excess of 180 days past due compared to $0.9 million at December 31, 2003.

Interest Income

Interest income of $1.6 million during 2004 decreased $3.6 million, or 70%, compared to $5.2 million for 2003. The $3.6 million decrease in 2004 was due primarily from the lower cash, cash equivalents and temporary investment balances that resulted from the $257.2 million one-time cash dividend payment made on October 1, 2003. Interest income was also impacted by lower interest rates for 2004 as compared to 2003.

Other Income (Expense), Net

Other net income of $2.6 million increased $2.8 million compared to other net expense of $0.2 million in 2003. Other net income was favorably impacted during 2004 primarily from the release of $1.8 million of various accruals for a European subsidiary for which operations ceased in 1999 and from higher foreign currency gains of $1.6 million. During 2003 other net expense included a $1.8 million gain in Europe for the release of specific value added taxes (“VAT”) and customs accruals that were no longer needed.

Income Taxes

For 2004, the Company recorded a net income tax provision of $5.0 million, on a pre-tax loss of $31.7 million. The net tax provision was comprised of a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities, partially offset by the statutory tax benefit of $12.4 million on the pre-tax loss and $3.8 million of tax benefits primarily from the release of tax accruals.

For 2003, the Company recorded a net income tax benefit of $13.7 million on a pre-tax loss of $32.6 million. The net income tax benefit was comprised of the statutory tax benefit of $12.7 million on the pre-tax loss, a benefit of $4.6 million for additional research tax credits and a net $1.1 million of miscellaneous favorable tax adjustments, partially offset by a charge of $4.7 million relating to an increase in the valuation allowance for net deferred tax assets.

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2004, the Company recorded a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credit NOLs. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

The Company has recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at December 31, 2004 related to such tax contingencies was $13.9 million. During 2004, the Company reversed a tax contingency of $1.1 million to the “benefit (provision) for income taxes” in the consolidated statement of operations, due to changes in estimates about the future requirement of these reserves.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. At the completion of the analysis, the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 consolidated balance sheet was $8.5 million. The Company also determined that an additional balance sheet reclassification of $3.8 million was necessary to reclassify certain other accrued liabilities to current deferred income taxes. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. The Company also concluded that no adjustments to the tax provisions were required in any other prior period.

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

During 2002, the Company recorded a total $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the sale of the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with U.S. NOLs. The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

The following table summarizes U.S. and foreign loss and tax credit carryforwards as of December 31, 2004:

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$1,737	2021 to 2023
State NOLs	10,181	2005 to 2023
Foreign NOLs	8,156	2010 to indefinite
Capital losses	430	2006

	$20,504

Tax Credit Deferred Tax Assets:
Foreign tax credits	$27,633	2009 to indefinite
Research credits	10,230	2007 to 2024
Alternative minimum tax credits	1,601	Indefinite

	$39,464

At December 31, 2004, the Company had $1.7 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $5.0 million in future U.S. federal tax deductions. At December 31, 2004, the Company had $10.2 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $255 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company’s foreign subsidiary.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $100 million. The related potential range of income taxes that would be incurred upon repatriation of the foreign earnings under the AJCA is between zero and $4 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Quarterly Information

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Year Ended December 31, 2004
Sales	$84,126	$77,642	$77,262	$89,633	$328,663
Gross margin	24,350	14,781	11,849	21,732	72,712
Pre-tax income (loss)	(5,550)	(16,339)	(16,671)	6,846	(31,714)
Net income (loss)	(4,865)	(19,793)	(15,856)	3,837	(36,677)
Net income (loss) per common share:
Basic and Diluted	$(0.09)	$(0.38)	$(0.31)	$0.07	$(0.71)

Year Ended December 31, 2003
Sales	$106,182	$100,802	$90,990	$93,370	$391,344
Gross margin	37,110	34,362	18,173	20,631	110,276
Pre-tax income (loss)	9,130	(209)	(22,072)	(19,445)	(32,596)
Net income (loss)	5,313	4,407	(13,084)	(15,497)	(18,861)
Net income (loss) per common share:
Basic and Diluted	$0.10	$0.09	$(0.25)	$(0.30)	$(0.37)

Operating expenses for the first quarter of 2004 included restructuring charges of $0.5 million related to lease cancellation charges in Europe associated with the 2001 restructuring actions and severance and benefits from transition employees (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the first quarter of 2004 also included a $0.7 million net increase in the valuation allowance primarily for net deferred tax assets as a result of a decrease in the first quarter of 2004 in the available foreign cash which could be repatriated to utilize NOLs and other deferred tax assets.

Operating expenses for the second quarter of 2004 included restructuring charges of $0.2 million related to severance and benefits charges associated with transition employees with the 2003 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the second quarter of 2004 also included a $12.5 million increase in the valuation allowance primarily for additional foreign tax credits and a $2.6 million benefit primarily resulting from the release of tax accruals associated with the Company’s foreign operations.

Gross margin for the third quarter of 2004 included $4.6 million in impairment and other charges associated with the discontinuance of the Company’s DCT Program (see the section above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales”). Operating expenses for the third quarter of 2004 included restructuring charges of $2.3 million, of which $2.1 million was associated with the 2004 restructuring actions related to severance and benefit charges and excess furniture charges and $0.2 million related to lease cancellation charges in Europe associated with the 2001 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Pre-tax loss for the third quarter of 2004 included a $1.8 million benefit associated with the release of various accruals for a European subsidiary for which operations have ceased. The net loss for the third quarter of 2004 also included a $6.9 million increase in the valuation allowance primarily from changes in NOLs, partially offset by a $1.2 million benefit primarily from additional state NOLs.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Gross margin for the fourth quarter of 2004 included a $0.2 million net benefit from the sale of DCT assets. Operating expenses for the fourth quarter of 2004 included a net benefit of $11.0 million from DCT-related license fees and gains on DCT asset sales (see the section above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales”) and $1.5 million of restructuring charges related to the 2004 restructuring actions for severance and benefits charges and for lease cancellation costs (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Net income for the fourth quarter also included a $1.1 million increase in the valuation allowance primarily from changes in tax credit carryovers.

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

Gross margin for the fourth quarter of 2003 included $1.9 million of inventory charges to exit the high-end of the NAS market. Operating expenses for the fourth quarter of 2003 included $4.5 million of restructuring charges (see the section above entitled, “Restructuring Charges/Reversals” for more detail), $1.2 million in compensation expense in conjunction with modifying the outstanding stock options under the 1997 Stock Option Plan as a result of the one-time cash dividend of $5.00 per share and $0.4 million of other charges related to exiting the high-end of the NAS market. Net income also included an income tax charge of $4.7 million relating to an increase in the valuation allowance for net deferred tax assets, partially offset by $1.1 million of miscellaneous favorable tax adjustments.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002

Sales

As shown in the table below, total sales for 2003 declined primarily due to declining Zip product sales.

	Years Ended December 31,
	2003	2002	$ Change	% Change
	(In thousands, except %)
Sales:
Mobile and Desktop Storage Products:
Zip products	$246,090	$478,523	$(232,433)	(49)%
Sourced Branded products	124,327	98,789	25,538	26
Other	8,278	29,890	(21,612)	(72)

Total Mobile and Desktop Storage Products	378,695	607,202	(228,507)	(38)
Professional Storage Products:
NSS	12,649	7,161	5,488	77

Total Professional Storage Products	12,649	7,161	5,488	77

Total Sales	$391,344	$614,363	$(223,019)	(36)%

Other Sales information:
Zip drive sales	$149,900	$287,119	$(137,219)	(48)%
Zip disk sales	96,251	190,746	(94,495)	(50)
Zip accessories	(61)	658	(719)	(109)

Zip products	$246,090	$478,523	$(232,433)	(49)%

OEM % of Zip drive units	51%	53%

Sales of Zip products accounted for 63% of total sales in 2003, compared to 78% of total sales in 2002. Zip drive units decreased 45% while Zip disk units decreased 48%. Zip drive and disk sales declined more rapidly than the number of units sold, primarily due to lower prices resulting from price reductions on Zip 100MB and Zip 250MB products as a result of pricing actions on those two products following the introduction of the Zip 750MB products in the third quarter of 2002.

Sourced Branded products sales accounted for 32% of total sales in 2003, compared to 16% in 2002. The increase in percentage of total sales in 2003 resulted partly from lower total consolidated (especially Zip products) sales. The increase in Sourced Branded product sales resulted primarily from the addition of new products. HDD drives began shipping in the second quarter of 2002, Iomega Mini USB flash drives began shipping in the fourth quarter of 2002 and DVD products and external floppy disk drives began shipping in the first quarter of 2003. The $25.5 million increase in Sourced Branded product sales was comprised from increases of $21.7 million in DVD rewritable drives, $15.8 million in Iomega Mini USB flash drives, $15.5 million in HDD drives and $3.1 million in floppy external drives, partially offset by a $29.4 million decrease in CD-RW drive and a $1.2 million decrease in other discontinued Sourced Branded Product sales. Higher unit volumes on all Sourced Branded products except CD-RW drives were partially offset by lower prices on all Sourced Branded products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Other Mobile and Desktop Storage product sales represented 2% of total sales in 2003, compared to 5% in 2002. The decrease in Other Mobile and Desktop Storage products sales resulted primarily from the discontinuance of Jaz drives, PocketZip drives, the Peerless drive systems and FotoShow, all of which were discontinued during 2002. The Company continued to sell the related disk products to support the installed drive base of the respective products.

NSS product sales represented 3% of total sales in 2003, compared to 1% in 2002. The increase in NSS product sales resulted primarily from the expansion of the Company’s product offerings during the second and third quarters of 2003. However, the increased sales did not meet internal expectations as the Company was unsuccessful in generating significant sales in the high-end of the NAS server market. As a result of this difficulty, the Company decided in the fourth quarter of 2003 to exit the high-end of the NAS server market and focus on the low-end and certain models of the mid-range of the market.

The Company’s sales by region for the years ended December 31, 2003 and 2002 are shown in the table below:

	Years Ended December 31,
	2003	2002	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$236,727	$396,907	$(160,180)	(40)%
Europe	122,729	170,833	(48,104)	(28)
Asia Pacific	31,888	46,623	(14,735)	(32)

Total	$391,344	$614,363	$(223,019)	(36)%

Percent of Total Sales:
Americas (includes Latin America)	61%	64%
Europe	31	28
Asia Pacific	8	8

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip sales and to a lesser extent, lower CD-RW sales. The decrease in sales dollars in Europe was primarily due to lower Zip sales, partially offset by higher Mini USB flash drive sales and higher HDD sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Gross Margin

The Company’s gross margin details for the years ended December 31, 2003 and 2002 are shown in the table below:

	Years Ended December 31,
	2003	2002	$ Change	% Change
	(In thousands, except %)
Total Gross Margin (dollars)	$110,276	$236,124	$(125,848)	(53)%
Total Overall Gross Margin (%)	28%	38%

Zip Gross Margin %	42%	46%

Total gross margin dollars decreased in 2003 primarily from lower Zip product volumes. Gross margins for 2003 included Zip product restructuring charges of $5.0 million and $1.9 million of inventory and other charges related to exiting the high-end of the NAS market. Gross margins for 2002 included $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary, a $4.2 million release of rebate and price protection accruals recorded in prior periods that were not claimed as originally estimated and a $1.4 million release of rebate accruals for the settlement of a legal dispute related to collection issues with a customer. The gross margin percentage decreased primarily due to a lower proportion of Zip sales. The Zip products gross margin percentage decrease resulted primarily from higher per unit costs due to declining volumes and $5.0 million of restructuring charges in 2003, partially offset by $10.6 million of impairment charges in 2002 resulting from the sale of the Penang Manufacturing Subsidiary.

Product Segment PPM

As shown in the table below, total PPM for 2003 declined primarily from the continuing decline of the Zip products segment, increasing NSS product loss and investments in REV products and New Technologies.

	Years Ended December 31,
	2003	2002	$ Change	% Change
	(In thousands, except %)
PPM (Product Loss):
Mobile and Desktop Storage Products:
Zip products	$89,310	$175,437	$(86,127)	(49)%
Sourced Branded products	(1,642)	(6,101)	4,459	73
Other	1,997	2,654	(657)	(25)

Total Mobile and Desktop Storage Products	89,665	171,990	(82,325)	(48)
Professional Storage Products:
REV products	(14,360)	(6,016)	(8,344)	(139)
Network Storage Systems	(17,943)	(5,547)	(12,396)	(223)

Total Professional Storage Products	(32,303)	(11,563)	(20,740)	(179)

New Technologies	(11,170)	(2,653)	(8,517)	(321)

Total PPM	$46,192	$157,774	$(111,582)	(71)%

Common Expenses:
General corporate expenses	$(71,887)	$(88,337)	$16,450	19%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

During 2003, the Company recorded $5.0 million of restructuring charges related to the Zip segment. For a more detailed discussion on this charge, see the section above entitled “Restructuring Charges/Reversals”. During 2002, the Company recorded $10.7 million of impairment charges relating to the sale of the Penang Manufacturing Subsidiary which affected primarily the Zip product segment. For a more detailed discussion of these impairment charges see the section above entitled “Penang Manufacturing Subsidiary Impairment Charges”.

Zip PPM for 2003 included $5.0 million of restructuring charges. Zip PPM for 2002 included $10.6 million of impairment charges related to the sale of the Company’s Penang Manufacturing Subsidiary. The decrease in Zip PPM resulted primarily from the lower sales and gross margins described above, partially offset by lower operating expenses resulting from a reduction of resources such as sales and marketing and a redeployment of resources such as research and development. Zip PPM as a percentage of Zip sales decreased slightly to 36% for 2003 from 37% for 2002. During 2003, the Company redirected research and development resources away from Zip products and toward the development of the new technologies, REV products and the DCT Program.

Sourced Branded product loss as a percentage of Sourced Branded product sales improved to a negative 1% in 2003 from a negative of 6% in 2002. The Sourced Branded PPM improvement in 2003 resulted from higher gross margins on all Sourced Branded products except for Iomega Mini USB flash drives.

Other Mobile and Desktop Storage products PPM in 2003 decreased primarily from the lower sales that resulted from the discontinuance of Jaz drives, PocketZip drives, the Peerless drive systems and FotoShow, all of which were discontinued during 2002.

The increased NSS product loss in 2003 resulted primarily from $7.8 million of higher sales and marketing costs and $2.1 million of higher research and development costs that were incurred in an unsuccessful effort to broaden the Company’s NAS product offering during the second and third quarters of 2003 into the high-end of the NAS market. At the end of 2003, the Company incurred an additional $2.3 million of inventory and other charges to exit the high-end of the NAS market. Despite focused efforts, the Company had little success in penetrating the high-end market and first tier corporate reseller channels and has exited this segment of the market.

The higher losses on both REV products and the DCT Program resulted from increased spending (primarily research and development) on these two new technologies which were under development.

The $16.4 million decrease in general corporate expense resulted primarily from net favorable legal settlements of $10.9 million (a net favorable settlement of $6.0 million during 2003, compared to a net unfavorable legal settlement expense of $4.9 million during 2002), lower bonus and profit sharing costs of $4.3 million and $1.2 million from other various cost decreases.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Operating Expenses

The table below shows the details of the Company’s operating expenses.

	Years Ended December 31,
	2003	2002	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$106,185	$133,506	$(27,321)	(20)%
Research and development	31,555	36,249	(4,694)	(13)
Restructuring charges (reversals)	11,437	(2,423)	13,860	572
Bad debt credit	(1,769)	(3,068)	1,299	42

Total Operating Expenses	$147,408	$164,264	$(16,856)	(10)%

Selling, General and Administrative Expenses

The $27.3 million decrease in selling, general and administrative expenses was comprised of net favorable legal settlements of $10.9 million (a net favorable settlement of $6.0 million during 2003, compared to a net unfavorable legal settlement expense of $4.9 million during 2002), lower marketing expenses of $4.1 million despite releases in 2002 of $11.2 million (see below for more detail) due to reduced marketing spending during 2003 to be in line with declining sales, lower professional fees of $3.2 million, a $3.2 million decrease in bonus and profit sharing costs, lower depreciation of $3.1 million due to reduced spending on capital assets in the past several years and a $2.8 million decrease in various other costs.

As the Company attempted to reverse the declining trends of revenue in 2000 and 2001, the volume of marketing programs increased significantly. The volume of marketing programs decreased during 2002. During 2002, the Company evaluated its marketing programs and related processes, accruals and deductions. Based on these efforts which occurred through 2002, the Company revised its estimate of required marketing program accruals during 2002 and released approximately $10.4 million in marketing program accruals in the United States and an additional $0.8 million in Europe, for a total of $11.2 million, that related primarily to changes in estimates associated with prior period programs (included in the $4.1 million decrease in marketing expenditures described above).

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

Bad Debt

The $1.3 million decrease in bad debt credit resulted primarily from the release of specific customer reserves during 2002, partially offset by lower sales and thus lower receivable balances for 2003. At December 31, 2003, the Company had $0.9 million in trade receivables in excess of 180 days past due compared to $1.8 million at December 31, 2002.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003 As Compared to 2002 (Continued)

Research and Development Expenses

Lower research and development expenses on Zip products were partially offset by increased research and development expenses on REV products and the DCT Program. Research and development expenses increased as a percentage of sales to 8% in 2003, compared to 6% in 2002 due to sales decreasing at a faster rate than overall research and development spending in 2003.

Interest Income

During 2003, interest income of $5.2 million decreased $3.4 million, or 40%, compared to $8.6 million for 2002. The $3.4 million decrease resulted from significantly lower interest rates that were partially offset by higher average cash, cash equivalents and temporary investment balances over the course of 2003. The lower interest rates were partly attributable to the Company’s efforts during the third quarter of 2003 to liquidate its temporary investments in preparation to pay the one-time cash dividend of $257.2 million on October 1, 2003.

Other Income (Expense), Net

During 2003, other net expense of $0.2 million decreased $3.3 million from $3.5 million in 2002. The $3.3 million decrease resulted primarily from a $1.8 million gain in Europe for the release of specific value added taxes (“VAT”) and customs accruals that were no longer needed and a $1.5 million write-down in 2002 of the carrying value of a research and development venture investment which was included in other assets.

Income Taxes

For 2003, the Company recorded a net income tax benefit of $13.7 million on a pre-tax loss of $32.6 million. The net income tax benefit was comprised of the statutory tax benefit of $12.7 million on the pre-tax loss, a benefit of $4.6 million for additional research tax credits and a net $1.1 million of miscellaneous favorable tax adjustments, partially offset by a charge of $4.7 million relating to an increase in the valuation allowance for net deferred tax assets.

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

Liquidity and Capital Resources

Detail of the Company’s total cash, cash equivalents and temporary investments are shown in the table below:

	December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Total cash and cash equivalents for the U.S. entity	$14,307	$697	$13,610	—
Total cash, cash equivalents and temporary investments for non-U.S. entities	106,502	168,234	$(61,732)	(37)%

Total consolidated cash, cash equivalents and temporary investments	$120,809	$168,931	$(48,122)	(28)%

Working capital	$98,236	$131,531	$(33,295)	(25)%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The repatriation of any of the $106.5 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%, unless the cash is repatriated at a lower rate under the AJCA. In any event, the amount of cash required for U.S. federal and state taxes will be less than the Company’s effective tax rate due to the availability of existing federal and state NOLs and tax credit carryforwards.

On October 22, 2004, the President of the United States signed the AJCA. A provision of the AJCA allows companies to repatriate funds held by foreign-based subsidiaries at a reduced tax rate under certain circumstances. See the “Income Taxes” discussion in the section above entitled “2004 As Compared to 2003” for more detail.

The decrease in working capital resulted primarily from lower cash, cash equivalents and temporary investments, lower trade receivables and lower current deferred income taxes, partially offset by higher inventories, lower other accrued liabilities, lower accrued restructuring charges, lower income taxes payable, lower accounts payable, lower accrued payroll, vacation and bonus and lower excess purchase commitments.

The primary uses of cash from operations in 2004 were $19.7 million for the product loss associated with the completion of development, launch and follow-on development of REV products, $7.8 million for restructuring disbursements and $2.7 million for the payment of annual management bonus plans and changes in current assets and current liabilities as described below.

Trade receivables decreased in 2004 primarily from lower sales. Days sales outstanding (“DSO”) in receivables improved from 36 days at December 31, 2003 to 31 days at December 31, 2004, primarily due to the timing of sales during the fourth quarter of 2004. DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the quarter ended of the applicable year. Current deferred income taxes decreased primarily due to lower current asset reserves and an increased valuation allowance primarily resulting from new foreign tax credits and decreases in deferred tax liabilities. Inventories increased during 2004 primarily from REV products which began shipping early in 2004. Sourced Branded and NAS product inventories also increased during 2004 to support higher sales levels, but were offset by lower Zip product inventories as previously built-up Zip product has been sold. Other current liabilities decreased primarily from the release of various accruals for a European subsidiary for which operations have ceased and lower sales, VAT and other tax accruals. Accrued restructuring decreased due to a net utilization of the accruals (see the section above entitled, “Restructuring Charges/Reversals” for more detail on the accrual utilization). Accrued payroll, vacation and bonus accruals decreased primarily from the lower headcounts resulting from the 2004 restructuring actions and from lower bonus accruals. Income taxes payable decreased due to the release of tax accruals associated with the Company’s foreign operations. Accounts payable decreased due to lower purchases reflecting the lower sales volumes and operating costs.

It is the Company’s goal to reverse the negative cash flows from operations through completing the implementation of the 2004 restructuring actions, further improving of REV product sales and margins, improving the financial results of the Sourced Branded business, profitably growing the NSS business and managing the Zip products business for cash flow. However, the Company can give no assurance that it will be successful in achieving any of these goals.

During 2004, the Company did not repurchase any shares of the Company’s Common Stock. However, the Company’s treasury share balance increased by 4,332 shares for restricted Common Stock that was forfeited back to the Company for no consideration in conjunction with the Company’s Management Incentive Plan. As of December 31, 2004, approximately $122.3 million remained available for future repurchases under the

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

$150 million stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

The Company believes that its balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. However, cash flow from future operations, investing activities, and the precise amount and timing of the Company’s future financing needs cannot be determined. Future cash flow will depend on a number of factors, including those set forth in the section labeled “Factors Affecting Future Operating Results”. Should the Company be unable to meet its cash needs from its current balance of cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support and/or seek financing from other sources.

The Company’s current balance of cash, cash equivalents and temporary investments is its sole source of liquidity. Given the Company’s history of sales declines and losses, there is no assurance that, if needed, the Company would be able to obtain financing from external sources or obtain a competitive interest rate.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2004 were as follows:

		Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Obligation
Purchase obligations	$48,186	$48,038	$125	$23	$—
Operating leases	10,177	3,204	5,167	1,792	14
Accrued warranty	5,537	4,168	1,077	292
Restructuring commitments	4,438	2,826	1,171	441	—
Excess purchase commitments	2,759	1,657	1,044	58	—
Licensing agreement	2,000	1,000	1,000	—	—

Total	$73,097	$60,893	$9,584	$2,606	$14

Purchase obligations are comprised of open purchase orders for inventory and other supplier commitments as of December 31, 2004 that are not recorded on the Company’s balance sheets as of December 31, 2004, as they are not considered commitments under accounting principles generally accepted in the United States. These purchase obligations include those contracts that the Company can terminate for its convenience on advance written notice to the supplier.

The Company conducts a substantial portion of its operations from leased facilities. Aggregate lease commitments under non-cancellable operating leases are shown in the table above. Leases which are a part of one of the restructuring actions are included in restructuring commitments in the table above and are not included in operating leases.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company accrues for warranty costs based on estimated warranty return rates and estimated costs to repair. The Company uses a statistical-based model to estimate warranty accrual requirements.

The remaining commitments under the Company’s 2004, 2003 and 2001 restructuring actions relate to severance payments which will be paid in 2005 (for the 2004 restructuring actions) and to lease obligations, which the Company is trying to sublease and for which the obligations are being paid monthly (for all three restructuring actions). The lease with the longest duration will expire in 2009. See the section above entitled, “Restructuring Charges/Reversals” for more detail.

For more detail on the excess purchase commitments, see the discussion above in the Application of Critical Accounting Policies section.

The Company has entered into a licensing agreement whereby the Company will make annual payments of $1.0 million each January with the final payment occurring in January 2006 for the license of another company’s patents for the Company’s products and for research and development projects.

Off-Balance Sheet Arrangements

Guarantees

During the fourth quarter of 2004, the Company entered into a limited guarantee for up to $1 million with a contract manufacturer. The Company will guarantee payments for purchases made by the Company’s Asian distribution and logistics service provider on behalf of the Company. The distribution and logistics service provider is making these purchases to fulfill orders in the Company’s Asia Pacific region. All purchase orders placed by the distribution and logistics service provider are based on forecasts provided by the Company. This guarantee will remain in effect until approximately June 30, 2005. The Company will only make payments under this guarantee in the event that the distribution and logistics service provider is in material payment default. However, if the distribution and logistics service provider defaulted on payment to the contract manufacturer, the Company would be entitled to withhold any related amounts due by the Company to the distribution and logistics service provider or its parent company. The Company has recorded a $31 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

The Company has no other off-balance sheet arrangements at December 31, 2004 as defined by applicable SEC rules.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amended Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 was issued primarily to improve the comparability of accounting for inventory costs with the International Accounting Standards Board. SFAS 151 clarifies the definition of “normal capacity” and states that abnormal amounts of idle facility expense, freight, handling costs, wasted materials, etc. should be recognized as current period charges as opposed to being capitalized as inventory overhead. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 though early adoption is encouraged. As the Company is already in compliance with this standard, it has adopted SFAS 151 as of January 1, 2005.

In December 2004, the FASB issued SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123r is effective for public companies with the first interim or annual period that begins after June 15, 2005. As discussed above, the Company is currently accounting for all of its stock-based compensation under the fair value method as outlined in SFAS 123 and will adopt SFAS 123r beginning in the third quarter of 2005. The Company still needs to evaluate the impacts of SFAS 123r.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 had some exceptions to measuring exchanges at fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The Company rarely enters into nonmonetary asset exchanges so the impact of SFAS 153 will be minimal. The Company has adopted SFAS 153 for any nonmonetary asset exchanges that occur after January 1, 2005.

Regulatory Developments

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this Form 10-K, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to such report. On November 30, 2004, the SEC issued an exemptive order providing an optional 45 day extension for the filing of these section 404 reports and attestations by eligible companies. The Company has elected to utilize this 45 day extension and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K to be filed on or before May 2, 2005.

During 2004, the Company spent considerable time and resources analyzing, documenting and testing its system of internal controls, which includes the internal controls of third parties to whom the Company has outsourced certain operations. A significant factor leading to the Company’s decision to utilize the 45 day extension was the failure of its third-party distribution and logistics service provider to timely provide a written, audited report on its internal controls (this report being known as a “SAS 70 Report”). The SAS 70 Report, which was not provided to Iomega until March 4, 2005, revealed that our service provider has certain deficiencies in its internal controls. The Company and its auditors are reviewing the SAS 70 Report and evaluating the Company’s compensating and redundant controls that were put in place in 2004 to minimize, and to eliminate in certain areas, the Company’s reliance on the third party’s internal control environment. In addition, the Company is also finalizing its overall evaluation of the Company’s internal control over financial reporting. As of the date of this report, based upon the Company’s compensating and redundant controls with respect to the third-party service provider and our overall evaluation, the Company has not identified any material weaknesses in its internal controls over financial reporting. However, the Company is continuing to evaluate (i) our service provider’s deficiencies and (ii) the Company’s controls over the extensive use of spreadsheets by our accounting staff in conducting financial analyses. These issues, or others, could result in the determination of a material weakness in the final evaluation and preparation of the Company’s section 404 report.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results

Demand for the Company’s Products and Operating Efficiencies

The Company’s future operating results will depend upon its ability to generate sufficient market demand and presence for its products to allow it to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. The Company’s ability to accomplish this will depend on a number of factors, including the following:

•	Worldwide market conditions in general and demand for digital storage products in particular;

•	The Company’s ability to replace rapidly declining Zip revenues and profits with revenues and profits from other products, particularly the Company’s new REV products;

•	The Company’s ability to generate significant sales and PPM from its REV products, which will require successful marketing and considerable OEM adoption of those products;

•	The Company’s ability to improve its Sourced Branded business gross margin percentage and to operate this business unit profitably;

•	Price, performance, quality and other characteristics of the Company’s products and of competing and substitute products in an extraordinarily competitive industry;

•	Success of the Company in meeting targeted availability dates for new and enhanced products;

•	The Company’s ability to provide and maintain customer service and satisfaction;

•	The Company’s ability to profitably and efficiently manage its supplies of products and key components;

•	The Company’s ability to maintain profitable relationships with distributors, retailers and other resellers of the Company’s products;

•	The Company’s ability to maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses;

•	The Company’s ability to attract and retain competent, motivated employees;

•	Public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;

•	The Company’s ability to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business and

•	The Company’s ability to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Zip Drives and Disks

Zip products have provided the Company’s only meaningful source of PPM for the past three years and have accounted for the vast majority of the Company’s sales and PPM since 1997. Zip product sales have declined consistently and significantly on a year-over-year basis, both in terms of unit volumes and sales dollars (see the Zip product discussion in the section above entitled, “Sales”). These declines are irreversible; they will continue and likely accelerate, through the end of the Zip product lifecycle, due to the obsolescence of Zip technology, declining retail and OEM demand for Zip products and the emergence of alternate means for storing, sharing and transporting large data files. Consequently, the Company will not be viable unless it generates significant PPM from products other than Zip products. The Company has been unable to do this for several years and can provide no assurance that it will be able to do so in the future.

The Company is attempting to manage the Zip business so as to maximize cash flow and profits for as long as possible, in order to allow the Company to develop additional revenue streams. However, the Company continues to lose shelf space for Zip products with its key resellers and retailers because of reduced volumes. OEM sales, which were once a significant channel for Zip sales, are declining rapidly and the availability of Zip products as “configure to order” options is being discontinued by leading OEMs. With declining volumes, it becomes increasingly difficult for the Company to manage component supplies, manufacturing schedules and Zip product inventory at distributors and retailers. In addition, the Company no longer has the ability to leverage demand for its Zip products into demand for other products. It has also become very difficult to forecast Zip product demand from quarter to quarter with any accuracy. All of these challenges will continue for the remainder of the Zip product life cycle.

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary. The Company has performed the impairment test required under SFAS 142 and has determined that the goodwill was not impaired. There were no indicators of impairment from the time the impairment evaluation was performed to December 31, 2004. However, as Zip sales and profits continue to decline, the Company anticipates that the Zip goodwill may start to become impaired in late 2005 or early 2006.

In light of the above factors, the Company can offer no assurance that it will be able to maintain profitable operations on its Zip business in any subsequent quarter or year.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

REV Products

In April 2004, the Company began shipping the first products in its REV product line. The Company’s current REV products consist of a drive (in external USB 2.0, Firewire, SCSI and internal ATAPI, SATA and SCSI versions), removable cartridges with a native capacity of 35GB and up to 90GB compressed and a REV-based Autoloader (which holds one drive and ten cartridges). The Company is also developing additional REV-based products. In the current environment, the REV product line represents the Company’s most realistic opportunity to develop a significant PPM stream which could at least partially offset the rapidly declining Zip PPM. Nevertheless, the Company’s introduction of REV products entails numerous risks, including risks relating to factors such as the following:

•	Inability to create product awareness and any associated failure to achieve the REV product sales and PPM goals;

•	Lack of market acceptance;

•	Failure to achieve significant OEM adoption of the products;

•	Unforeseen manufacturing, technical or supplier delays or issues, quality issues or component supply issues;

•	Performance, quality or other issues that are only discovered in the context of usage by large numbers of end users;

•	Lack of relevant core competencies or market expertise;

•	Intense competition from substitute and strongly entrenched technologies;

•	Significant product launch and sales and marketing expenses which could cause on-going product losses and

•	Risks that third parties may assert intellectual property claims against new products.

It is unlikely that the Company will be able to operate profitably unless and until REV products generate significant positive PPM. Although the Company has qualified REV internal drives with smaller OEMs, the Company believes that the ultimate commercial success of REV products is dependent upon significant tier one OEM adoption and acceptance. Although the Company has made significant efforts in this area, the Company currently has no tier one OEM REV customers. There can be no assurance that the Company will be able to successfully resolve any of the preceding challenges, problems or risks and generate significant PPM from its REV business.

Sourced Branded Products

The Company ships a variety of sourced branded products (finished products which contain little or no Iomega intellectual property and are procured from third-party suppliers, except for the final assembly on certain products). These include CD-RW drives, DVD rewritable drives, external hard drives, Iomega Mini and Micro Mini USB flash drives and external floppy drives. Unlike its Zip business, the Company’s Sourced Branded Products business has never provided a significant source of PPM. There are a number of material differences between the Sourced Branded and Zip businesses, including the following: a) in most cases, the Company’s Sourced Branded products are functionally identical to numerous other products available in the marketplace; b) the Company owns very little significant intellectual property relating to its Sourced Branded products; c) there is intense competition between different manufacturers and providers of Sourced Branded products; d) there is a need to continually requalify new drives, products and suppliers as existing drives and

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

products come into short supply or become obsolete and e) in the case of CD-RW, DVD rewritable and external floppy disk drives, these drives use very low-cost, non-proprietary discs/disks available from many sources, unlike Zip drives.

The overall Sourced Branded products business is characterized by low (and frequently negative) gross margins, end user price reductions, the frequent introduction of new products and/or performance upgrades for existing products and intense competition from both brand name and generic, low-cost competitors. One or more of these factors could result in the Company having to write down the value of its inventory with respect to its Sourced Branded products. In order to successfully compete, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions, sales channel inventory, purchase commitments, advertising and other marketing expenses in order to compete effectively and profitably. The Company must also secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and hold sufficient, but not excess, inventory. Finally, the Company must maintain shelf space with retailers who carry the Company’s products. There is no assurance that the Company can consistently achieve these objectives and historically it has failed to do so. Since the Company entered the optical market in 1999 and began sourcing products from other third-party suppliers, the Company has reported product losses on its Optical and the Sourced Branded business as a whole every year through 2004.

In spite of these challenges, the Company believes it must maintain a presence in the various sourced branded products markets in order to achieve its overall objective to be viewed as a full-line supplier of digital Mobile and Desktop Storage Products for the Company’s retail, catalog and online customers. The Company’s goal is to operate its Sourced Branded business profitably. To that end, its Sourced Branded products business activities are focused on reducing product costs and operating expenses, improving inventory management processes, receiving more favorable contract terms, enforcing contract rights, improving product life cycle management and revising channel marketing programs with the ultimate goal to achieve profitability or to minimize product losses. The Company can provide no assurance that its activities in this regard will be successful. The suppliers, as the original manufacturers, have certain competitive advantages over the Company in the marketplace, including the ability at any time to sell substantially identical drives at significantly lower prices than the Company. Moreover, as the Company’s revenues decline, it becomes increasingly difficult for the Company to obtain favorable contract terms with product suppliers.

There are other risks associated with shipping sourced branded products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liabilities which could exceed the profits or even the revenues that the Company would recognize from selling such products. The Company has implemented a regional assembly process by which certain Sourced Branded products undergo final assembly in various worldwide locations. This process is intended to increase efficiency by allowing the Company greater flexibility to respond to demand for products while reducing inventory requirements. There can be no assurance that the regional assembly strategy will achieve its stated objectives. In addition, the regional assembly strategy creates supply and quality risks. In summary, the Company can provide no assurance that it will be able to successfully manage any of the risks set forth above or achieve sustainable profitability on these products.

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

The Company focuses on the entry-level and low-end markets, where it attempts to leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. However, the Company has not yet successfully developed, nor can the Company provide any assurance that it will successfully develop, the necessary core competencies to successfully compete in this market segment. Consequently, the Company can provide no assurance that its NAS products will be successful or that the Company will ever achieve significant or consistent profitability on this product line.

Development and Introduction of New Products and New Revenue Streams

In light of the rapid technological advances and competitive nature of the data storage industry, the Company believes that it must continually either develop or acquire the right to sell new products that are profitable in order to remain viable. However, the Company’s efforts in this regard have frequently been unsuccessful. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced additional Sourced Branded products including desktop and portable HDD drives and Iomega Mini USB flash drives as well as NAS servers. In 2003, the Company introduced rewritable DVD drives and external floppy disk drives. With the exception of the external floppy disk drive, the Company has not been able to maintain profitable operations on any of the other Sourced Branded products, for any sustained period of time.

The Company has spent significant resources developing two new high capacity removable storage devices, referred to as REV products (discussed above) and DCT technology (see the section above entitled “DCT Program License Agreement, Impairment Charges and Related Asset Sales”). The Company launched its REV products but never launched any DCT products. In addition, the Company expects to evaluate new sourced branded products and to review new business opportunities in multiple areas including digital storage, software, disks, networking, data security, services and other related areas. The Company is spending significant resources attempting to develop technologies and new products, including follow-on and next-generation REV products. The Company may spend additional resources attempting to acquire the rights to new technologies or to fund development of such technologies. The Company can provide no assurance that it will succeed in any of these endeavors or that any of these expenditures will result in products or technology which the Company can profitably sell or license.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to include in its annual report a report on internal controls. These new rules are effective for the Company for the year ending December 31, 2004.

The Company has outsourced much of its operations, including its manufacturing, distribution, logistics and collections functions. As a result, the Company is dependent upon the internal controls of these and other outsourcing partners. The Company tries to reduce this risk through the use of compensating or redundant controls at the Company. The Company also requires a written, audited report from its key outsourced service providers (this report being known as a “SAS 70 Report”) on their internal controls. However, our distribution and logistics services provider failed to timely provide its SAS 70 Report. When that report was provided to the Company on March 4, 2005, it revealed that our service provider has certain deficiencies in its internal controls. The Company and its auditors are reviewing the SAS 70 Report and evaluating the Company’s compensating and redundant controls existing as of December 31, 2004 to minimize, and to eliminate in certain areas, the Company’s reliance on the third party’s internal control environment. In addition, the Company is also finalizing its overall evaluation of the Company’s internal control over financial reporting. As of the date of this report, based upon the Company’s compensating and redundant controls with respect to the third-party service provider and our overall evaluation, the Company has not identified any material weaknesses in its internal control over financial reporting. However, the Company is continuing to evaluate (i) our service provider’s deficiencies and (ii) the Company’s controls over the extensive use of spreadsheets by our accounting staff in conducting financial analyses. These issues, or others, could result in the determination of a material weakness in the final evaluation and preparation of the Company’s section 404 report. Further, the Company is at risk that any future failure of its own internal controls or the internal controls at any of its outsourcing partners could result in a material weakness of the Company’s internal controls and/or have a material impact on the Company’s financial statements.

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

Company Operations

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company’s expense levels (including budgeted selling, general and administrative and research and development expenses) are based, in part, on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company’s net income and cash flow. In addition, in light of the Company’s declining revenues and recent operating losses, it is becoming increasingly difficult for the Company to negotiate favorable pricing, supply, business or credit terms with its vendors, suppliers and service providers; in some cases existing vendors, suppliers and service providers have begun imposing more stringent terms or even eliminating credit altogether. The Company anticipates continued challenges in this area until and unless the Company is able to maintain consistently profitable operations. The Company can offer no assurance that it will ever do so.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Inventory Management

Management of the Company’s inventory levels is complex. The Company’s customers frequently adjust their ordering patterns in response to factors such as the following:

•	Inventory supplies in the retail and distribution channel;

•	New product introductions;

•	Seasonal fluctuations;

•	Company and customer promotions;

•	Consolidation of customer distribution centers and

•	Customer and market demand for the Company’s products and perceptions of the Company’s ability to meet demand.

Customers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products or delay orders in anticipation of new products. Excess inventories could force the Company to reduce prices, write down such inventory or take other actions which in turn could adversely affect the Company’s results of operations.

Product Procurement

The Company has fully outsourced all manufacturing and has no direct control over the manufacturing processes of any of its products; and the Company’s ability to quickly increase or decrease production rates is limited. In addition, the Company’s lack of control over its manufacturing processes may increase the risk that quality or reliability problems may arise with respect to its products; the Company has incurred increased product and operational costs; and it may incur additional product and operational costs in the future.

Zip and REV products are each manufactured by a single manufacturer, which creates certain risks for the Company, including risks of disruption in the supply of Zip and REV products in the event of labor, quality or other problems at the Zip or REV product manufacturers. There can be no assurance that the Company will be able to successfully manage these risks.

Distribution and Logistics

The Company in recent years has outsourced its distribution and logistics centers. During first quarter 2004, the Company entered into separate agreements with a global provider of logistics services and a global provider of reverse logistics services with the goal to consolidate its worldwide distribution, logistics and reverse logistics requirements with as few prime contractors as possible. Consequently, the Company is reliant upon the computer systems and business processes of its outsourcing partners and logistics services providers. The Company faces risks that these systems may have communication, control or reliability problems including new processes on both the Company’s and the new logistics provider’s systems and new interfaces on both parties’ systems. In addition, the Company faces risks of operational interruptions, missed or delayed shipments and inventory management risks in conjunction with its transition to a new logistics provider. The Company faces risks of additional disruption in light of the relocation of one distribution facility late in the fourth quarter of 2004 and the planned relocation of an Asian distribution facility in 2005. Since the first quarter 2004 transition to the new distribution and logistics service providers, the Company has

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

experienced operational disruptions due to some of these factors. The Company hopes to realize cost savings and operational efficiencies with its transition to the new logistics provider. However, the Company can give no assurance that any cost savings or operational efficiencies will result from this consolidation.

A number of additional problems may occur in any distribution outsourcing relationship, including problems relating to product availability, supply, distribution, handling, shipping, quality or reliability. Such problems, if they were to arise with respect to the Company’s outsourced operations, could have an adverse effect in the form of: a) lower Company sales, income and/or gross margin; b) damage to the Company’s reputation in the marketplace, resulting in decreased demand for or acceptance of the Company’s products or c) damage claims filed against the Company by customers, contract partners or investors as a result of such problems.

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

Component Supplies

Although the Company has fully outsourced its manufacturing, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of many key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. As Zip product volumes have declined, multiple suppliers have imposed component price increases and the Company has incurred EOL material charges, which increases the overall cost of the Zip products and this trend is expected to continue. Should REV product volumes not ramp significantly, the Company may experience similar component cost increases, EOL issues and other component availability challenges. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

The Company’s inability to obtain sufficient components and equipment or to obtain or develop alternative sources of supply for any product could have a number of adverse consequences, such as the following:

•	The Company might be unable to produce sufficient quantities of its products to satisfy market demand;

•	The Company might be forced to delay product shipments;

•	The Company’s material costs might increase, thereby reducing product gross margins and

•	The Company could experience an imbalance in the inventory levels of certain components, which could increase costs, slow or stop production or cause the Company to modify the design of its products to use a more readily available component, with uncertain consequences.

Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company’s business and financial results.

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future. The quantities on the purchase orders are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Such estimates may result in excess purchase commitments, where the Company makes commitments for purchases that the Company does not ultimately utilize. The Company has recorded significant charges in the past relating to excess purchase commitments and inventory reserves. The Company may be required to take similar charges attributable to forecasting inaccuracies in the future.

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims may be asserted against the Company at any time. Such claims could have a number of adverse consequences, including:

•	An injunction against current or future product shipments;

•	A requirement that the Company pay royalties to a third party in order to continue to market and distribute one or more of the Company’s current or future products;

•	A requirement that the Company pay royalties to third parties for past product shipments;

•	A requirement that the Company devote unplanned resources to developing modifications to its products or marketing programs;

•	A requirement that the Company indemnify third parties who have distributed the infringing product with the Company’s permission.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Legal Risks

The Company has entered into multiple agreements, including service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. The Company is also subject to an array of regulatory and compliance requirements. In addition, as of December 31, 2004, the Company employed 462 people throughout the world. Although the Company attempts to fulfill all of its obligations and enforce all of its rights under these agreements and relationships, and to comply with all applicable laws and regulations, there is no assurance that it will be able to do so. The Company has been sued and may be sued, under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Such litigation, regardless of outcome, may have an adverse effect upon the Company’s profitability or public perception.

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

Retention of Key Personnel

The Company’s continued success will depend, in part, upon its ability to attract and retain highly skilled and experienced personnel and to maintain continuity and stability within the Company’s senior management team. There is no assurance that the Company will be able to do so. Some skilled and experienced employees voluntarily resigned from the Company during 2004 and there is a risk of additional resignations by such employees, particularly in light of recent restructuring activities, the Company’s recent financial performance, increased workloads resulting from the restructuring and recent improvements in the U.S. economy. The Company regularly reviews and modifies its compensation programs as a tool to facilitate retention of key employees in an increasingly competitive job market. As part of its overall employee retention program, the Company has decided to more broadly grant stock options to key employees as compared to its practice in the past few years. The Company is expensing the fair value of such stock option grants and incurring related stock compensation expenses.

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

Doing business outside the United States can be difficult to manage or to properly execute. American executives may overlook local trends outside the U.S., market ineffectively in countries outside of the U.S.,

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

institute efforts from an American perspective that are unsuccessful outside the U.S. or be unaware of customs or laws in other countries, with resulting legal exposure, complaints, cost inefficiencies or weak sales. The Company’s tax structure requires compliance with requirements in organizing, charter and enabling documents in addition to compliance with local laws and regulations. Any failure of the Company to comply with such requirements, laws or regulations could result in significant fines, penalties or other material adverse consequences.

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

The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using only forward contract instruments to hedge its net balance sheet exposures. The contracts are in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

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

IOMEGA CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $4.2 million at December 31, 2004 and $2.4 million at December 31, 2003. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. Factors that could impact the effectiveness of the Company’s hedging programs include: volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

The Company did not have any significant debt outstanding at December 31, 2004 and December 31, 2003. Should the Company need to borrow funds in the future, it would be subject to credit-based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.4 million during 2004 and $3.9 million during 2003. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

Investments purchased with maturities in excess of three months are classified as temporary investments. None of the Company’s temporary investments have an effective maturity greater than 24 months and at December 31, 2004, the average duration of the Company’s temporary investments was less than 16 months, as compared to less than 14 months at December 31, 2003. At December 31, 2004, the Company had debt security investments of $5.7 million that will mature within one year and $8.7 million that will mature in more than one year but less than two years. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

The Company has nothing to report.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES:

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this Form 10-K, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to such report. On November 30, 2004, the SEC issued an exemptive order providing an optional 45 day extension for the filing of these section 404 reports and attestations by eligible companies. The Company has elected to utilize this 45 day extension and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K to be filed on or before May 2, 2005.

During 2004, the Company spent considerable time and resources analyzing, documenting and testing our system of internal controls, which includes the internal controls of third parties to whom the Company has outsourced certain operations. A significant factor leading to the Company’s decision to utilize the 45 day extension was the failure of our third-party distribution and logistics service provider to timely provide a written, audited report on their internal controls (this report being known as a “SAS 70 Report”). The SAS 70 Report was not provided to Iomega until March 4, 2005. The report revealed that our service provider has certain deficiencies in its internal controls. The Company and its auditors are reviewing the SAS 70 Report and evaluating the Company’s compensating and redundant controls that were put in place in 2004 to minimize and to eliminate in certain areas, the Company’s reliance on the third party’s internal control environment. In addition, the Company is also finalizing its overall evaluation of the Company’s internal control over financial reporting. As of the date of this report, based upon the Company’s compensating and redundant controls with respect to the third-party service provider and our overall evaluation, the Company has not identified any material weaknesses in its internal control over financial reporting. However, the Company is continuing to evaluate (i) our service provider’s deficiencies and (ii) the Company’s controls over the extensive use of spreadsheets by our accounting staff in conducting financial analyses. These issues, or others, could result in the determination of a material weakness in the final evaluation and preparation of the Company’s section 404 report.

IOMEGA CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES (Continued)

(This page has been left blank intentionally)

IOMEGA CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES (Continued)

ITEM 9B. OTHER INFORMATION:

Since the beginning of fourth quarter 2004, the Company’s Compensation Committee of the Board of Directors has granted the following discretionary cash bonuses to certain named executive officers: In February 2005, Ms. Aguirre was awarded $20,000 for her role in completing the DCT technology licensing transaction. In November 2004, Mr. Burke was awarded $154,000 for his achievements in the Company’s supply chain redesign initiatives. In November 2004, Mr. Kampfer was awarded $40,000 for his role in completing the DCT technology licensing transaction.

IOMEGA CORPORATION AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required by this item appears in the sections of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “ELECTION OF DIRECTORS” and “ — STOCK OWNERSHIP INFORMATION — Section 16(a) Beneficial Ownership Reporting Compliance”, which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading “EXECUTIVE OFFICERS OF THE COMPANY”.

Website Availability of Corporate Governance and Other Documents

The following documents are available in the investor relations section of the Company’s website, www.iomega.com: (1) the Code of Conduct adopted by the Company applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other executive officers, (2) the Company’s Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Nominating, Compensation and Ethics/Compliance Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Thomas Kampfer, Corporate Secretary of Iomega Corporation, 10955 Sorrento Vista Parkway, San Diego, California 92130. The Company intends to post on its website, www.iomega.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the Code of Conduct.

Audit Committee Financial Expert

Information regarding the Audit Committee Financial Expert can be found in the section of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “CORPORATE GOVERNANCE - Board Committees — Audit Committee”, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item appears in the sections of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION” and “ — Compensation Committee Interlocks and Insider Participation”, which sections are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The information required by this item is contained in the section of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “STOCK OWNERSHIP INFORMATION — Ownership by Management and Principal Stockholders”, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is contained in the sections of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION — Employment and Severance Agreements” and “ — Certain Relationships”, which sections are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The information required by this item is contained in the section of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS”, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE:

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

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

ITEMS 8, 15(a) AND 15(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Iomega Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iomega Corporation and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein, as of and for the year ended December 31, 2004.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 15, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Iomega Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed as Schedule II – valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of Iomega Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iomega Corporation and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in January 2003, the Company changed its method of accounting for stock-based employee compensation.

/s/ ERNST & YOUNG LLP

San Diego, California

January 20, 2004

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2004	2003
Current Assets:
Cash and cash equivalents	$103,403	$122,591
Restricted cash	—	200
Temporary investments	17,406	46,140
Trade receivables, less allowance for doubtful accounts of $2,885 and $2,899, respectively	30,764	37,234
Inventories	31,345	23,745
Deferred income taxes	9,710	16,938
Other current assets	7,045	7,553

Total Current Assets	199,673	254,401

Property and Equipment, at cost:
Machinery and equipment	102,092	107,865
Leasehold improvements	11,094	11,015
Furniture and fixtures	10,245	12,634
Unfinished property and equipment	4,964	4,691

	128,395	136,205
Accumulated depreciation and amortization	(114,832)	(120,152)

Net Property and Equipment	13,563	16,053

Goodwill	11,691	11,691
Other Intangibles, Net	2,448	4,525
Other Assets	127	71

Total Assets	$227,502	$286,741

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	December 31,
	2004	2003
Current Liabilities:
Accounts payable	$35,166	$38,000
Margin on deferred revenue	9,886	9,953
Marketing program accruals	7,550	8,588
Accrued payroll, vacation and bonus	7,460	10,104
Accrued warranty	5,537	5,225
Accrued restructuring charges	4,438	8,162
Accrued excess purchase commitments	2,759	4,744
Other accrued liabilities	27,977	34,563
Income taxes payable	664	3,531

Total Current Liabilities	101,437	122,870

Other Long-Term Liabilities	721	1,471

Deferred Income Taxes	22,537	24,512

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred Stock, $0.01 par value - authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock - authorized 400,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,028,902 and 54,931,209 shares, respectively	1,837	1,834
Additional paid-in capital	78,713	77,120
Less: 3,432,922 and 3,428,590 Common Stock treasury shares, respectively, at cost	(33,791)	(33,791)
Retained Earnings	56,048	92,725

Total Stockholders’ Equity	102,807	137,888

Total Liabilities and Stockholders’ Equity	$227,502	$286,741

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Sales	$328,663	$391,344	$614,363
Net impairment charges	4,402	—	10,681
Cost of sales	251,549	281,068	367,558

Gross margin	72,712	110,276	236,124

Operating Expenses (Income):
Selling, general and administrative	90,118	106,185	133,506
Research and development	24,444	31,555	36,249
License fees	(10,599)	—	—
Restructuring charges (reversals)	4,531	11,437	(2,423)
Bad debt credit	(314)	(1,769)	(3,068)

Total Operating Expenses	108,180	147,408	164,264

Operating income (loss)	(35,468)	(37,132)	71,860
Interest income	1,564	5,192	8,641
Interest expense	(385)	(501)	(1,108)
Other income (expense), net	2,575	(155)	(3,504)

Income (loss) before income taxes	(31,714)	(32,596)	75,889

Benefit (provision) for income taxes	(4,963)	13,735	(41,170)

Net income (loss)	$(36,677)	$(18,861)	$34,719

Net income (loss) per basic and diluted common share	$(0.71)	$(0.37)	$0.68

Weighted average common shares outstanding	51,553	51,357	51,214

Weighted average common shares outstanding – assuming dilution	51,553	51,357	51,363

Dividends paid per share	$—	$5.00	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2001	54,572,019	$1,819	$307,413	$(30,867)	$100,573	$378,938
Sales of Common Shares pursuant to exercises of stock options at an average price of $1.11 cash per share	42,708	1	46	—	—	47
Purchases of 340,400 Common Shares at an average price of $8.59 cash per share	—	—	—	(2,924)	—	(2,924)
Tax benefit from dispositions of employee stock	—	—	61	—	—	61
Issuances of Common Shares under Employee Stock Purchase Plan	30,551	2	196	—	—	198
Net income	—	—	—	—	34,719	34,719

Balances at December 31, 2002	54,645,278	1,822	307,716	(33,791)	135,292	411,039
Sales of Common Shares pursuant to exercises of stock options at an average price of $2.09 cash per share	266,662	11	546	—	—	557
Payment of one-time cash dividend of $5.00 per share	—	—	(233,541)	—	(23,706)	(257,247)
Tax benefit from dispositions of employee stock	—	—	664	—	—	664
Compensation expense related to Management Incentive Plan restricted stock	—	—	179	—	—	179
Treasury Shares from forfeiture of 2,302 shares of unvested restricted stock	2,302	—	—	—	—	—
Stock compensation expense	—	—	1,418	—	—	1,418
Issuances of Common Shares under Employee Stock Purchase Plan	16,967	1	138	—	—	139
Net loss	—	—	—	—	(18,861)	(18,861)

Balances at December 31, 2003	54,931,209	1,834	77,120	(33,791)	92,725	137,888

Sales of Common Shares pursuant to exercises of stock options at an average price of $1.88 cash per share	53,125	2	98	—	—	100
Tax benefit from dispositions of employee stock	—	—	123	—	—	123
Compensation expense related to Management Incentive Plan restricted stock	24,650	1	134	—	—	135
Return of $5.00 one-time cash dividend for 6,044 shares of unvested restricted stock that was forfeited	—	—	30	—	—	30
Treasury Shares from forfeiture of 4,332 shares of unvested restricted stock	4,332	—	—	—	—	—
Stock compensation expense	—	—	1,122	—	—	1,122
Issuances of Common Shares under Employee Stock Purchase Plan	15,586	—	86	—	—	86
Net loss	—	—	—	—	(36,677)	(36,677)

Balances at December 31, 2004	55,028,902	$1,837	$78,713	$(33,791)	$56,048	$102,807

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(36,677)	$(18,861)	$34,719
Revenue and Expense Adjustments:
Depreciation and amortization	8,734	12,355	22,016
Deferred income tax provision (benefit)	5,253	(19,960)	50,267
Non-cash inventory write-offs	—	897	4,240
Stock-related compensation expense	1,257	1,597	—
(Gain) loss on fixed assets and other assets and temporary investment amortization	(228)	1,868	3,609
Impairment charges	5,172	—	10,681
Bad debt credit	(314)	(1,769)	(3,068)
Non-cash restructuring charges (reversals)	427	597	(984)
Tax benefit from dispositions of employee stock	123	664	61

Changes in Assets and Liabilities:
Trade receivables	6,784	19,012	37,987
Inventories	(7,600)	15,883	7,749
Other current assets	508	6,937	1,112
Accounts payable	(2,834)	(22,131)	5,376
Other current liabilities	(12,008)	(21,280)	(38,621)
Accrued restructuring charges	(3,724)	4,163	(11,771)
Restricted cash	200	3,600	173
Income taxes	(2,867)	2,909	9,518

Net Cash Provided by (Used in) Operating Activities	(37,794)	(13,519)	133,064

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,695)	(8,430)	(7,326)
Purchases of temporary investments	(221,544)	(616,617)	(335,851)
Sales of temporary investments	250,238	776,613	231,213
Proceeds from sale of Digital Capture Technology assets	1,197	—	—
Proceeds from Penang sale (net of $6.8 million cash)	—	—	3,369
Net change in other assets and other liabilities	(806)	(424)	431

Net Cash Provided by (Used in) Investing Activities	18,390	151,142	(108,164)

Cash Flows from Financing Activities:
(Payment) forfeiture of cash dividend	30	(257,247)	—
Proceeds from sales of Common Stock	186	696	245
Payments on capitalized lease and other obligations	—	—	(651)
Purchases of Common Stock	—	—	(2,924)

Net Cash Provided by (Used in) Financing Activities	216	(256,551)	(3,330)

Net Increase (Decrease) in Cash and Cash Equivalents	(19,188)	(118,928)	21,570
Cash and Cash Equivalents at Beginning of Year	122,591	241,519	219,949

Cash and Cash Equivalents at End of Year	$103,403	$122,591	$241,519

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company’s principal products include magnetic drives and disks marketed under the Zip and REV trademarks and optical drives marketed under the Iomega CD-RW and Iomega DVD rewritable trademarks. The Company also markets portable, desktop, mini and network hard disk drives (“HDD”), Iomega Mini and Micro Mini USB flash drives, Iomega Floppy USB drives, Iomega Networked Attached Storage (“NAS”) servers and various software titles.

Retail outlets for the Company’s products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and online vendors. The Company sells its products to retail channels directly as well as indirectly through distributors. In addition, the Company has sales relationships with a variety of companies within the computer and consumer electronics industries. These relationships include arrangements with original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) that provide for certain of the Company’s products to be resold on a stand-alone basis or incorporated, as an option, in new computers and other systems at the time of purchase. The Company also sells its products through its website, www.iomega.com.

Sources of Supply

Although the Company has outsourced all of its product manufacturing, the Company is still responsible for the supply of certain components for the manufacture of the Company’s Zip and REV products. Certain components incorporated in, or used in, the manufacture of Zip and REV products are currently available only from single source suppliers. The Company purchases a portion of its single and limited source components pursuant to purchase orders that do not include guaranteed supply arrangements. The Company purchases all of the products it resells directly from other suppliers. Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on the Company’s operating results.

Manufacturing Relationships

The Company uses independent parties to manufacture the Company’s products or components. Not all of the Company’s manufacturing relationships are covered by binding contracts and certain of the relationships are subject to unilateral termination by the Company’s manufacturing partner. Shortages resulting from a change in a manufacturing arrangement could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on the Company’s operating results. The Company also has certain minimum volume purchase agreements, in particular with its Zip and REV product manufacturers, which if not met, may result in certain assessments against the Company.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and impairment of goodwill and other intangible assets. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation. The Company has made reclassifications between the various tax accounts in its December 31, 2003 balance sheet and tax note related to its foreign withholding taxes and offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend. This reclassification has also impacted the statements of cash flows for the years ended December 31, 2003 and 2002. These tax account reclassifications are discussed further in Note 4. The Company’s business segment presentation has been changed to reflect how management currently evaluates its business. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 15.

Revenue Recognition

The Company recognizes revenue based on the criteria in the SEC’s Staff Accounting Bulletin 104. These criteria are that revenue should be recognized when there is: 1) persuasive evidence of an arrangement with the buyer, 2) delivery has occurred or the services have been rendered, 3) the selling price is fixed and determinable and 4) collectibility is reasonably assured.

The Company’s customers include OEMs, retailers, distributors, VARs, catalog resellers, private label customers and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. The reserve for estimated returns is calculated by reviewing historical return rates on a product-by-product basis and then applying that return rate to the most recent three months of shipments on a product-by-product basis. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the consolidated financial statements. The reserve for estimated returns totaled $2.1 million at December 31, 2004 and $3.1 million at December 31, 2003.

In addition to reserves for estimated returns, the Company defers recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. OEM and VAR customers are not considered to have excess inventory as they usually do not carry more than four weeks of inventory. The distribution, retail and catalog channels’ four-week requirements are estimated based on inventory and sell-through amounts reported to the Company by the Company’s key customers, who make up the substantial majority of the Company’s sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. The Company defers estimated sales and cost of sales associated with estimated excess channel inventory in its consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The table below shows the related revenue and cost of sales deferrals associated with estimated excess channel inventory.

	December 31,
	2004	2003
	(In thousands)
Deferred revenue	$15,798	$16,749
Deferred cost of sales	(8,617)	(9,004)

Margin on estimated channel inventory	$7,181	$7,745

The Company bundles various extended service plans with selected Network Attached Storage (“NAS”) servers and sells additional NAS extended service plans on a stand-alone basis. The service periods of the extended service plans are up to five years, with the vast majority of the plans being for three years. The Company defers sales of extended service plans and recognizes the sales ratably over the respective life of the service plan at the earlier of the extended service plan being registered with the Company by the end-user or three months after the service plan was sold into the channel. The related costs of servicing these plans are expensed as incurred as the Company is charged per service call, thus there is no deferral of cost associated with the extended service plans.

The components of “margin on deferred revenue” in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(In thousands)
Margin on estimated excess channel inventory	$7,181	$7,745
Deferred extended service plans	1,538	953
Deferred license fees	901	—
Net realizable value reserve on channel inventory	266	1,255

Margin on deferred revenue	$9,886	$9,953

In certain circumstances, such as end-of-life products, the Company provides for the net realizable value of inventory in the channel.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Price Protection and Rebate Reserves

The Company has agreements with some of its direct and indirect customers which, in the event of a price decrease, allow those customers (subject to certain limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, the Company establishes reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, the Company records reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized.

Reserves for volume and other rebates and price protection totaled $16.0 million at December 31, 2004 and $18.7 million at December 31, 2003 and are netted against trade receivables in the consolidated balance sheets.

License Fees

During 2004, the Company entered into a license agreement with an undisclosed third party with respect to intellectual property related to the Company’s Digital Capture Technology (“DCT”) development program. See Note 3 for more detail regarding the license agreement. The Company recorded the license fees as a reduction of operating expenses as opposed to revenue, in accordance with Statements of Financial Accounting Concepts 6, “Elements of Financial Statements” (“SFAC 6”). Licensing is not a part of the Company’s major or central operations and thus this transaction is considered a gain under SFAC 6. Since the license fees recaptured costs that resulted directly from the Company’s research and development activities, the license fees were considered to be a part of operations and thus were shown as a separate line item under operating expenses in the consolidated statement of operations.

During 2004, the Company entered into a separate license agreement regarding certain disk controller technology. The license terms included the payment of $1.0 million to the Company. This license agreement calls for royalties to be paid on future products, or if no products are manufactured within a two year period, the licensee will pay the Company an additional $1.5 million. The Company recognized $0.1 million during 2004 in the consolidated statement of operations under the caption “license fees”.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the consolidated statements of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or anticipated currency exposure, not for speculation or trading purposes. The forward contracts are in European currencies and the Singapore dollar. The Company enters into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in “other income (expense), net” in the consolidated statements of operations in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include all marketable securities with maturities of three or fewer months when purchased. See the table below under the caption “Fair Value of Financial Instruments” for a listing of the types of investments that comprise cash and cash equivalents.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. None of the Company’s temporary investments have an effective maturity greater than 24 months and at December 31, 2004, the average duration of the Company’s temporary investments was less than 16 months, as compared to less than 14 months at December 31, 2003. At December 31, 2004, the Company had debt security investments of $5.7 million that will mature within one year and $8.7 million that will mature in more than one year but less than two years. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The carrying value of the various financial investments (which approximates fair value) that comprise the Company’s cash, cash equivalents and temporary investments are as follows:

	December 31,
	2004	2003
	(In thousands)
Cash and Cash Equivalents:
Cash	$60,280	$42,245
Corporate obligations	19,052	23,099
Money market funds	11,550	—
Repurchase agreements	8,021	38,030
Certificates of deposit	4,500	19,217

Total Cash and Cash Equivalents	$103,403	$122,591

Temporary Investments:
U.S. treasuries	$7,471	$10,492
U.S. agencies	4,200	—
Certificates of deposit	2,995	8,250
Corporate obligations	2,740	26,694
Asset-backed securities	—	704

Total Temporary Investments	$17,406	$46,140

At both December 31, 2004 and 2003, the Company’s temporary investments that were in an unrealized loss position represented an immaterial amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2004	2003
	(In thousands)
Raw materials	$461	$3,875
Finished goods	30,884	19,870

	$31,345	$23,745

The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). The Company includes product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories through a charge to cost of sales. In addition, the Company generally considers inventory which is not expected to be sold within established timelines, as forecasted by the Company’s material requirements planning system, as excess and thus appropriate inventory reserves are established through a charge to cost of sales.

Property and Equipment

Purchases of property and equipment are recorded at cost and major improvements are capitalized. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation and amortization accounts, and the net resulting gain or loss is included in “net impairment charges”, “cost of sales”, “research and development” or “selling, general and administrative” in the consolidated statements of operations depending on the nature of the asset. For more details regarding the sales of DCT assets, see Note 3. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property:

Category	Estimated Useful Lives	Net Book Value at December 31, 2004
		(In thousands)
Machinery and equipment	2 -5 years	$9,654
Leasehold improvements	5 years	1,369
Furniture and fixtures	10 years	1,883
Unfinished property and equipment		657

		$13,563

Fixed asset reserves are established for those assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with “accumulated depreciation and amortization” in the consolidated balance sheets.

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset (see Notes 2 and 3 for more detail).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Goodwill

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company has performed the impairment test required under SFAS 142 and has determined that the Company’s $11.7 million of goodwill, all of which is associated with the Zip product line, was not impaired. There have been no indicators of impairment from the time the impairment test was performed in the first quarter of 2004 to December 31, 2004.

Other Intangibles

Other intangible assets are amortized using the straight-line method over the estimated useful life of the asset and are subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2004, the Company had approximately $2.4 million of other intangible assets, primarily a licensing agreement and intellectual property. The remaining estimated useful lives for the Company’s other intangible assets range approximately from one-half to one and one-half years.

Marketing Program Accruals

The Company, as part of its normal operations, has entered into contracts with many of the Company’s distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of the Company’s products for various marketing purposes, referred to as “cooperative advertising” or “market development funds” (“MDF”). The purpose of these contracts is to encourage advertising and promotional events to promote the sale of the Company’s products to end users. The Company also contracts with various third parties to support these customer programs. The Company accrues for the estimated costs of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support costs are incurred. During the period, the customer and Company develop and approve specific marketing programs to utilize the cooperative advertising or MDF funds in a manner intended to best promote the Company’s products. On a quarterly basis, the Company evaluates the adequacy of these marketing program accruals to cover known marketing programs that the Company has agreed to pay and/or share costs with the customer. In addition, the Company evaluates the specific programs for proper classification of these costs in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.

Advertising

The Company expenses the cost of advertising as it is incurred, except cooperative advertising or MDF with distributors and retailers, which are accrued at the time of sale. For the years ended December 31, 2004, 2003 and 2002 advertising expenses totaled $14.0 million, $15.8 million and $29.7 million, respectively.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Shipping and Handling Costs

The Company records as cost of sales, shipping and handling costs incurred in shipping product to the Company’s customers.

Restructuring Charges

The Company’s 2001 restructuring charges were recorded under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 states that restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and the Company has the ability to reasonably estimate costs. Estimated amounts for severance and benefits are accrued once the potentially affected employees have been notified of the termination and severance benefits have been communicated. The communication must include, at a minimum, the number of impacted employees, the job functions and the locations that are affected. The Company revised some of its estimates for the 2001 restructuring actions during 2004, 2003 and 2002 under the guidance provided by EITF 94-3 (see Note 5 for more detail).

The Company’s 2004 and 2003 restructuring charges were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Thus amounts for severance and benefits are accrued once the affected employees have been notified of the termination, severance benefits have been communicated and the employee will not be retained more than 60 days after the notification date. For those employees on transition who will remain with the Company beyond 60 days after their notification date, the Company calculates their estimated severance costs and records this liability ratably over the remaining service period. The Company records the liability for contract termination costs once the contract is terminated or the Company ceases receiving any benefit from the contract. In the case of leased property, once the Company has exited the facility and is no longer receiving any benefit from the lease, the Company records a liability for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the lease. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed.

Other Accrued Liabilities

Other accrued liabilities includes accruals for royalties, forward foreign exchange contracts, self-insurance liabilities, litigation, professional fees, value added taxes (“VAT”), sales and other taxes and other miscellaneous liabilities. Included in other taxes are accruals for various foreign tax contingencies.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Stock Compensation Expense

The Company has various stock-based compensation plans (stock option plans, the Management Incentive Plan (“MIP”) which expired in January 2005 under which employees were eligible for grants of restricted stock (“restricted stock”) and two employee stock purchase plans (“ESPPs”)). Under the ESPPs, which have been suspended beginning January 1, 2005 (see Note 12 for more information about the suspension), employees were able to purchase the Company’s Common Stock at a discount.

Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based compensation expense for these plans is reflected in the consolidated statement of operations for the year ended December 31, 2002 as all options granted had an exercise price equal to the market value of the Company’s Common Stock on the date of grant. Additionally, the restricted stock plan was established during 2003 and the 15% discount for the ESPP was not considered stock compensation under APB No. 25 for 2002. The Company records an expense in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, if and when stock options are issued to non-employees for services.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, only those employee stock options that were granted or modified after January 1, 2003 are expensed as compensation.

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003. As required by the Company’s 1997 Stock Incentive Plan (“1997 Plan”), a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding at that time under this plan. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of October 2, 2003. An additional charge of $1.2 million for the fair value of modifying the vested options was recorded in the fourth quarter of 2003. During 2004, the Company recorded $0.4 million for the fair value of modifying options related to the 1997 Plan modification.

The Company’s 1995 Director Stock Option Plan (“1995 Director Plan”) and 1987 Stock Option Plan (“1987 Plan”) prohibited any modifications without stockholder approval. However, since no modifications could initially be done for the outstanding stock options under these two plans, the value of the options for these two plans were decreased as a result of the declared dividend and this was determined to be a “deemed” modification of the stock options on October 2, 2003. Since these options were considered modified, they have also been accounted for under the fair value method of SFAS 123 since October 2, 2003.

As a result of these actions, as of October 2, 2003, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123.

On May 25, 2004, the Company’s stockholders approved amendments to the Company’s 1995 Director Plan and 1987 Plan permitting a similar $5.00 adjustment to be made to options outstanding under those plans.

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

Compensation expense for the MIP restricted stock, which was approved by stockholders during the second quarter of 2003, has been accounted for under SFAS 123, with the fair value of the restricted stock being recognized over the vesting period of the restricted stock. During both 2004 and 2003, $0.2 million was recorded in each year as compensation expense for the fair value of the restricted stock. During both 2004 and 2003, less than $0.1 million was recorded in either year as compensation expense for the fair value of the discount associated with the ESPP.

The following table illustrates the effect on net income (loss) and per share data if the fair value based method had been applied to all outstanding and unvested awards in 2002 and for the full year in 2003 (the fair value based method was applied to all outstanding and unvested awards in 2004):

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss) as reported	$(36,677)	$(18,861)	$34,719
Add: Stock compensation expense included in reported net income (loss), net of related tax effects	717	977	—
Less: Total stock compensation expense determined under fair value method for all awards, net of related tax effects	(717)	(1,999)	(1,435)

Pro forma net income (loss)	$(36,677)	$(19,883)	$33,284

Net income (loss) per basic and diluted share - As reported	$(0.71)	$(0.37)	$0.68

Net income (loss) per basic and diluted share - Pro forma	$(0.71)	$(0.39)	$0.65

The Company uses an accelerated method of recognizing stock compensation expense over the vesting period of the option as allowed by SFAS 123. The fair value of each option grant has been estimated on the date of grant or modification using the Black-Scholes option-pricing model with the following assumptions used in calculating compensation cost:

	Years Ended December 31,
Assumption	2004	2003	2002
Expected stock price volatility	48%	52%	54%
Risk-free interest rate	3.23%	2.49%	3.05%
Expected dividends	zero	zero	zero
Expected average life of options	3.40 years	3.56 years	3.46 years

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In years where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the years ending December 31, 2004 and 2003, thus there was no dilution as all outstanding options and all unvested restricted common shares granted under the MIP were considered anti-dilutive. The Company had no securities that were considered dilutive for these two years.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
December 31, 2004:
Basic EPS	$(36,677)	51,553	$(0.71)
Effect of options and restricted stock	—	—

Diluted EPS	$(36,677)	51,553	$(0.71)

December 31, 2003:
Basic EPS	$(18,861)	51,357	$(0.37)
Effect of options and restricted stock	—	—

Diluted EPS	$(18,861)	51,357	$(0.37)

December 31, 2002:
Basic EPS	$34,719	51,214	$0.68
Effect of options	—	149

Diluted EPS	$34,719	51,363	$0.68

The table below shows the number of outstanding options in each year that had an exercise price greater than the average market price of the common shares (out of the money options) for the four preceding quarters as well as the number of MIP restricted shares that were not vested:

	December 31,
	2004	2003	2002
Out of the money options	739,622	1,176,785	1,563,855
Unvested MIP restricted shares	12,918	39,598	—

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

In calculating the average market price of the common shares, the market price for the first three quarters of 2003 was reduced by $5.00 to reflect the impact of the $5.00 one-time cash dividend on both the market price and the grant price of the modified options.

Venture Capital Investment

During 1999, the Company made a $1.5 million venture capital investment. The objective of this venture capital investment was the potential collaboration in the development of optical technologies. This asset was included in “other assets” in the consolidated balance sheets and was accounted for under the cost method as the Company did not have the ability to exercise significant influence over operations. During 2002, the Company wrote off the entire $1.5 million value of the venture capital investment based on the continued deterioration of the venture’s financial position. This write-off was included in “other income (expense), net” in the consolidated statements of operations. During 2003, the Company received notification that the venture was liquidating.

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

Changes in the Company’s warranty liability during 2004 and 2003 were as follows:

	Years Ended December 31,
	2004	2003
	(In thousands)
Balance at beginning of year	$5,225	$8,035
Accruals/additions	9,695	8,518
Claims	(9,383)	(11,328)

Balance at end of year	$5,537	$5,225

Guarantees

During the third quarter of 2003, the Company entered into a limited guarantee with a component supplier whereby the Company would provide a guarantee of payments for purchases by a contract manufacturer of the component supplier’s product. The contract manufacturer was incorporating the component supplier’s product into Iomega branded DVD products. The Company had guaranteed purchases of the component supplier’s product by the contract manufacturer for up to $3 million. The Company entered into this guarantee to facilitate the purchase of product by the contract manufacturer directly from the component supplier. The Company would only make payments under this guarantee in the event that the contract manufacturer was in

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

material payment default. However, if the contract manufacturer defaulted on payment to the component supplier, the Company would have been entitled to withhold any related amounts due from the Company to the contract manufacturer. As of December 31, 2004, this guarantee was no longer in force as the Company is no longer selling the component supplier’s product under the Iomega brand and the $30 thousand liability that had been recorded to reflect the fair value of this guarantee was reversed.

During the fourth quarter of 2004, the Company entered into a limited guarantee for up to $1 million with a contract manufacturer. The Company will guarantee payments for purchases made by the Company’s Asian distribution and logistics service provider on behalf of the Company. The distribution and logistics service provider is making these purchases to fulfill orders in the Company’s Asia Pacific region. All purchase orders placed by the distribution and logistics service provider are based on forecasts provided by the Company. This guarantee will remain in effect until approximately June 30, 2005. The Company will only make payments under this guarantee in the event that the distribution and logistics service provider is in material payment default. However, if the distribution and logistics service provider defaulted on payment to the contract manufacturer, the Company would be entitled to withhold any related amounts due by the Company to the distribution and logistics service provider or its parent company. The Company has recorded a $31 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

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

SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amended Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 was issued primarily to improve the comparability of accounting for inventory costs with the International Accounting Standards Board. SFAS 151 clarifies the definition of “normal capacity” and states that abnormal amounts of idle facility expense, freight, handling costs, wasted materials, etc. should be recognized as current period charges as opposed to being capitalized as inventory overhead. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 though early adoption is encouraged. As the Company is already in compliance with this standard, it has adopted SFAS 151 as of January 1, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123r is effective for public companies with the first interim or annual period that begins after June 15, 2005. As discussed above, the Company is currently accounting for all of its stock-based compensation under the fair value method as outlined in SFAS 123 and will adopt SFAS 123r beginning in the third quarter of 2005. The Company still needs to evaluate the impacts of SFAS 123r.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 had some exceptions to measuring exchanges at fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The Company rarely enters into nonmonetary asset exchanges so the impact of SFAS 153 will be minimal. The Company has adopted SFAS 153 for any nonmonetary asset exchanges that occur after January 1, 2005.

(2) Penang Manufacturing Subsidiary Impairment Charges

On November 1, 2002, the Company completed the sale of all of the stock of its wholly-owned indirect subsidiary, Iomega Malaysia Sdn. Bhd. (the “Penang Manufacturing Subsidiary”), to Venture pursuant to an agreement entered into by the parties on September 29, 2002 (the “Agreement”). The principal assets of the Penang Manufacturing Subsidiary were manufacturing equipment, inventory and a 376,000 square-foot manufacturing facility in Penang, Malaysia where all of the Company’s Zip drives and disks are manufactured. Pursuant to the terms of the Agreement, at the closing of the transaction, the Company received total proceeds of $10.2 million for the Penang Manufacturing Subsidiary, which amount was determined by an arms-length negotiation between the parties and was based on the net asset value of the Penang Manufacturing Subsidiary on November 1, 2002. Included in the assets sold by the Company was $6.8 million of cash in operating accounts, so the Company received net cash proceeds of $3.4 million. Venture completed its post-closing balance sheet audit and there were no material adjustments. On November 1, 2002, the Company entered into a five-year manufacturing services agreement with Venture and the Company’s former Penang Manufacturing Subsidiary for the manufacture and supply of Zip drives and potentially certain other storage related products.

As a result of the Agreement entered into during the third quarter of 2002, the Company determined under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that the net assets owned by the Penang Manufacturing Subsidiary were impaired, as the sales price was below the carrying value of the net assets on the Penang Manufacturing Subsidiary’s books. During the third quarter of 2002, the Company recorded impairment charges of $10.7 million (reported in “cost of sales” in the consolidated statements of operations) for the impairment of the Penang Manufacturing Subsidiary’s net assets to their fair value as determined by the sales price. Of the $10.7 million in impairment charges, $10.6 million was attributable to the Zip product line and $0.1 million was attributable to the Jaz product line. The majority of the fixed assets and inventory were attributable to the Zip product line.

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

(3) DCT Program License Agreement, Impairment Charges and Related Asset Sales

As the Company has previously disclosed, its DCT business plan was dependent upon adoption of significant consumer electronics OEMs. Unfortunately, the Company was not successful in securing OEM commitments. During the second quarter of 2004, the Company investigated the possibility of bringing the DCT technology to market as a stand-alone computer peripheral storage device. However, based on the Company’s analysis and objective evaluation of the market environment in which the DCT technology would compete, the Company concluded that it did not have sufficient resources to simultaneously pursue the opportunities of the DCT technology and REV products. Consequently, the Company decided not to launch an Iomega branded PC peripheral DCT device and began winding down the DCT Program during the third quarter of 2004. As part of the wind down activities, the Company determined that fixed assets related solely to the DCT Program were impaired and thus during 2004 recorded as cost of sales, $4.5 million of impairment charges. This $4.5 million charge was attributable entirely to the New Technologies business segment. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past. During 2004, the Company also recorded $0.5 million of other charges for cancelled commitments, comprised primarily of supplier claims, for equipment and parts that had been committed to by both the Company’s suppliers as well as second tier suppliers.

During the fourth quarter of 2004, the Company entered into a definitive license agreement regarding its DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to the Company and an additional $3.5 million cash payment to the Company at a later date based upon the licensee’s commercialization date of the technology but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on future products utilizing the technology up to $11.0 million. The $10.5 million is reflected in the operating expenses section of the consolidated statement of operations under the caption, “license fees”, as the cash has been received and the Company has fulfilled all of its obligations related to that payment. The Company will not recognize the $3.5 million in its financial statements until the related cash payment is received. There is no guarantee that the Company will receive any future payments from this transaction.

During the license agreement negotiations, the Company also entered into other agreements, including the sale of various fixed assets, primarily testing equipment and miscellaneous engineering equipment that Iomega had used as part of the DCT Program. The Company received $1.2 million of cash for these assets resulting in a gain of $1.1 million. The breakout of the gain between “cost of sales” and “research and development” was determined based upon where the initial expense to purchase the respective assets was recorded. All of these charges and gains are reflected in the New Technologies business segment.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) DCT Program License Agreement, Impairment Charges and Related Asset Sales (Continued)

A breakdown of the DCT Program license fees, impairment and other charges incurred during 2004 is included in the table below:

Description	Amount	Financial Statement Line Item
	(In thousands)
License Fees	$10,500	License fees
Fixed Asset Impairments	(4,488)	Cost of sales
Gain from sale of DCT assets	613	Cost of sales
Gain from sale of DCT assets	543	Research and development
Other charges (primarily supplier claims)	(527)	Cost of sales

Net DCT gain	$6,641

Statement of Operations Breakout:
Cost of sales	$(4,402)
Research and development	543
License fees	10,500

Net DCT gain	$6,641

(4) Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
U.S.	$(32,566)	$(18,870)	$40,001
Non-U.S.	852	(13,726)	35,888

	$(31,714)	$(32,596)	$75,889

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The income tax benefit (provision) consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current Income Taxes:
U.S. State	$(878)	$(833)	$—
Non-U.S.	(1,546)	(1,062)	(1,919)

	(2,424)	(1,895)	(1,919)

Deferred Income Taxes:
U.S. Federal	20,167	14,495	(60,484)
U.S. State	2,390	9,015	(7,448)
Non-U.S.	(3,865)	(3,178)	(757)

	18,692	20,332	(68,689)

Total current and deferred income taxes	16,268	18,437	(70,608)
Decrease (increase) in valuation allowance	(21,231)	(4,702)	29,438

Benefit (provision) for income taxes	$(4,963)	$13,735	$(41,170)

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the actual benefit (provision) recorded by the Company are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Benefit (provision) at U.S. statutory rate	$11,100	$11,409	$(26,561)
Permanent book to tax adjustment items	(139)	(98)	(1,126)
State income taxes, net of federal effect	1,269	1,304	(3,036)
Foreign income taxes	(9,273)	(3,420)	(1,919)
Reversal of permanently invested earnings	—	—	(39,617)
Foreign tax credits	9,273	1,062	1,264
Research credits	646	4,649	423
Adjustment to state operating losses	—	3,765	—
Release of foreign tax accruals	2,767	—	—
Increase in state NOL deferred tax asset resulting from completion of IRS audit	1,009	—	—
Expired foreign NOLs	(446)	—	—
Other	62	(234)	(36)

	16,268	18,437	(70,608)
Decrease (increase) in valuation allowance	(21,231)	(4,702)	29,438

Benefit (provision) for income taxes	$(4,963)	$13,735	$(41,170)

NOL(s) = Net operating loss carryforward

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2004, the Company recorded a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in the Company’s intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

The Company has recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at December 31, 2004 related to such tax contingencies was $13.9 million. During 2004, the Company reversed a tax contingency of $1.1 million to the “benefit (provision) for income taxes” in the consolidated statement of operations, due to changes in estimates about the future requirement of these reserves.

On April 22, 2004, in conjunction with releasing its first quarter 2004 pre-tax results, the Company announced that it was conducting an analysis of its net tax assets and associated valuation reserves. At the completion of the analysis, the Company concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on the consolidated balance sheets. The amount reclassified on the December 31, 2003 consolidated balance sheet was $8.5 million. The Company also determined that an additional balance sheet reclassification of $3.8 million was necessary to reclassify certain other accrued liabilities to current deferred income taxes. The Company further concluded that no net adjustment was required to the fourth quarter 2003 tax provision as a result of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. The Company also concluded that no adjustments to the tax provisions were required in any other prior period.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

During 2002, the Company recorded a total $29.4 million decrease in the valuation allowance for net deferred tax assets which was comprised of the $12.8 million decrease in valuation allowance described above related to the sale of the Penang Manufacturing Subsidiary and a $16.6 million decrease resulting primarily from a reduction in net deferred tax assets associated with U.S. NOLs. The reduction in NOLs was primarily the result of the passage of the Job Creation and Worker Assistance Act of 2002, which allowed for a 5-year carryback and utilization of a portion of the Company’s 2001 tax net operating loss.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred Tax Assets (Liabilities):
Current Deferred Tax Assets:
Trade receivable reserves	$4,180	$5,193
Inventory reserves	2,629	3,753
Accrued expense reserves	9,934	10,911
Other	65	53

Total current deferred tax assets	16,808	19,910

Non-Current Deferred Tax Assets:
Fixed asset reserves	2,273	370
Tax credit carryforwards	39,464	29,839
Accelerated depreciation and amortization	4,034	4,522
U.S. and foreign loss carryforwards	20,504	34,141
Other	1,198	1,938

Total non-current deferred tax assets	67,473	70,810

Total deferred tax assets	84,281	90,720

Non-Current Deferred Tax Liabilities:
Tax on unremitted foreign earnings	(47,451)	(69,701)
Purchased goodwill	(4,657)	(4,824)

	(52,108)	(74,525)

Current valuation allowance	(7,098)	(2,972)
Non-current valuation allowance	(37,902)	(20,797)

Net deferred tax liabilities	$(12,827)	$(7,574)

As Reported on the Balance Sheets:
Current deferred tax assets	$9,710	$16,938

Non-current deferred tax liabilities	$(22,537)	$(24,512)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards as of December 31, 2004:

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$1,737	2021 to 2023
State NOLs	10,181	2005 to 2023
Foreign NOLs	8,156	2010 to indefinite
Capital losses	430	2006

	$20,504

Tax Credit Deferred Tax Assets:
Foreign tax credits	$27,633	2009 to indefinite
Research credits	10,230	2007 to 2024
Alternative minimum tax credits	1,601	Indefinite

	$39,464

At December 31, 2004, the Company had $1.7 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $5.0 million in future U.S. federal tax deductions. At December 31, 2004, the Company had $10.2 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $255 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company’s foreign subsidiary.

Cash paid for income taxes and received from refunds is shown in the table below:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid for income taxes	$3,631	$3,873	$3,793
Cash received from tax refunds	556	48	19,994

The tax benefits associated with the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by $0.1 million in 2004, $0.7 million in 2003 and $0.1 million in 2002. Such benefits were recorded as an increase to additional paid-in capital in the consolidated balance sheets.

During 2003, the Internal Revenue Service completed its examination of the Company’s federal tax returns for the years ended 1996, 1997 and 1998.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $100 million. The related potential range of income taxes that would be incurred upon repatriation of the foreign earnings under the AJCA is between zero and $4 million.

(5) Restructuring Charges/Reversals

The Company currently has restructuring reserves under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

	December 31,
	2004	2003
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$2,205	$4,598
2003 restructuring actions	742	3,564
2004 restructuring actions	1,491	—

Total	$4,438	$8,162

Fixed Asset Reserves:
Third quarter 2001 restructuring actions	$168	$299
2003 restructuring actions	192	597
2004 restructuring actions	346	—

Total	$706	$896

During 2001, the Company recorded $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001.

During 2002, the Company had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

During 2003, the Company recorded restructuring charges of $16.5 million, ($11.5 million recorded as restructuring charges and $5.0 million as cost of sales) of which $14.5 million was for restructuring actions initiated during the third quarter of 2003 and $2.1 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for facilities which the Company had been unable to sublease, partially offset by a $0.1 million release of severance and benefit reserves related to the 2001 restructuring actions due to original estimates being higher than what was utilized.

During 2004, the Company recorded net restructuring charges of $4.5 million, of which $3.7 million was for restructuring actions initiated during the third quarter of 2004, $0.1 million was for the 2003 restructuring actions and $0.7 million was for the third quarter 2001 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The detail of the third quarter 2001, 2003 and 2004 restructuring actions and an update on the current status of each of these actions as of December 31, 2004 follows below.

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, the Company recorded restructuring charges of $33.3 million. In the fourth quarter of 2001, the Company recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of the Company’s worldwide workforce. During the fourth quarter of 2001, the Company reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

Of the $33.3 million in total third quarter 2001 restructuring charges, $27.9 million related to restructuring activities within North America, $2.6 million for restructuring activities within the Asia Pacific region (excluding Malaysia), $2.3 million for restructuring activities within Europe and $0.5 million for restructuring activities within Malaysia. Of the $33.3 million of restructuring charges, $23.5 million was for cash charges and $9.8 million was for non-cash charges.

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

The Asia Pacific region activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001. This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs. The Asia Pacific region restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves

Remaining restructuring reserves of $8.9 million were included in the Company’s accrued restructuring charges and $3.6 million were included in the fixed asset reserves as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below:

Third Quarter 2001 Restructuring Actions	Original Charge	Utilized		Additions (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations (a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture (b)	7,227	—	(5,125)	—	2,102
Information technology assets (b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	—	253	82
Lease cancellations (a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture (b)	636	—	(636)	—	—
Other (a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	—	—	332
Lease cancellations (a)	182	(49)	—	257	390
Leasehold improvements and furniture (b)	239	—	(4)	—	235
Information technology assets (b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves (b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves

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

Remaining restructuring reserves of $4.0 million were included in the Company’s accrued restructuring charges and $0.4 million were included in the fixed asset reserves as of December 31, 2002. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/01	Utilized		Additions (Reversals)	Balance 12/31/02
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$2,194	$(1,979)	$—	$(137)	$78
Lease cancellations (a)	5,823	(2,629)	—	—	3,194
Leasehold improvements and furniture (b)	2,102	—	(777)	(894)	431
Information technology assets (b)	1,216	—	(1,214)	(2)	—

	11,335	(4,608)	(1,991)	(1,033)	3,703

Asia Pacific Reorganization:
Severance and benefits (a)	82	(24)	—	(58)	—
Lease cancellations (a)	68	(53)	—	(15)	—

	150	(77)	—	(73)	—

Europe Reorganization:
Severance and benefits (a)	332	(316)	—	(16)	—
Lease cancellations (a)	390	(488)	—	825	727
Leasehold improvements and furniture (b)	235	—	(147)	(88)	—
Information technology assets (b)	26	—	(26)	—	—

	983	(804)	(173)	721	727

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

Balance Sheet Breakout:
Accrued restructuring charges (a)	$8,889	$(5,489)	$—	$599	$3,999
Fixed asset reserves (b)	3,579	—	(2,164)	(984)	431

	$12,468	$(5,489)	$(2,164)	$(385)	$4,430

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

2003 Activity/Changes in Third Quarter 2001 Restructuring Reserves

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

Remaining restructuring reserves of $4.6 million are included in the Company’s accrued restructuring charges and $0.3 million are included in the fixed asset reserves as of December 31, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2003 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/02	Utilized		Additions (Reversals)	Balance 12/31/03
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$78	$—	$—	$(78)	$—
Lease cancellations (a)	3,194	(1,041)	—	1,121	3,274
Leasehold improvements and furniture (b)	431	—	(132)	—	299

	3,703	(1,041)	(132)	1,043	3,573

Europe Reorganization:
Lease cancellations (a)	727	(333)	—	930	1,324

	$4,430	$(1,374)	$(132)	$1,973	$4,897

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,999	$(1,374)	$—	$1,973	$4,598
Fixed asset reserves (b)	431	—	(132)	—	299

	$4,430	$(1,374)	$(132)	$1,973	$4,897

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of December 31, 2003, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease two of the facilities where the leases expire in 2009 and 2023.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2004 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During the first three quarters of 2004, the Company recorded an additional $0.7 million for Europe lease termination costs as a result of the Company not being able to locate a tenant for the Ireland facility; however, the Company was successful in subleasing this facility in the fourth quarter of 2004.

Remaining restructuring reserves of $2.2 million are included in the Company’s accrued restructuring charges and $0.2 million are included in the fixed asset reserves as of December 31, 2004. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2004 are summarized below:

Third Quarter 2001 Restructuring Actions	Balance 12/31/03	Utilized		Additions (Reversals)	Foreign Currency Changes	Balance 12/31/04
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$3,274	$(1,071)	$—	$—	$—	$2,203
Leasehold improvements and furniture (b)	299	—	(131)	—	—	168

	3,573	(1,071)	(131)	—	—	2,371

Europe Reorganization:
Lease cancellations (a)	1,324	(1,995)	—	676	(3)	2

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,598	$(3,066)	$—	$676	$(3)	$2,205
Fixed asset reserves (b)	299	—	(131)	—	—	168

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

As of December 31, 2004, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the Utah facilities where the lease does not expire until 2009.

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions included $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of the Company’s worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail), $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to the Zip segment and the remaining $9.5 million was not allocated to any of the business segments. Of the $14.5 million in restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. During 2003, the Company made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 North American employees, $2.1 million related to 31 European employees and $0.4 million related to 17 Asian employees. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments were made after the last day of employment and after separation agreements were signed by the employees. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained in transition into 2004 as defined by SFAS No. 146.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of the Company’s efforts to consolidate its Zip disk manufacturing. The manufacturing contract was terminated as a result of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased for the manufacture of Zip disks, for which the Company was under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of the Company’s servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting began to be performed by Company employees within the Company’s facilities beginning in the first quarter of 2004.

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

The $1.8 million in lease termination charges were primarily for facilities in the United States. Lease termination costs are being paid on their regular monthly rent payment schedule. Of these facilities, the last lease expires in 2006 and the Company is currently trying to sublease this facility. The Company exited these facilities as a result of the lower headcounts. The Company also recorded $0.6 million for excess furniture from the exited facilities.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $3.6 million are included in the Company’s accrued restructuring charges and $0.6 million are included in the fixed asset reserves as of December 31, 2003. Utilization of the 2003 restructuring reserves during the year ended December 31, 2003 are summarized below:

	Original Charges	Utilized		Balance 12/31/03
2003 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$6,519	$(5,196)	$—	$1,323
Contract cancellations (a)	2,945	(2,445)	—	500
Supplier restructuring reimbursement (a)	2,629	(2,629)	—	—
Lease termination costs (a)	1,761	(20)	—	1,741
Furniture (b)	632	—	(35)	597

	$14,486	$(10,290)	$(35)	$4,161

Balance Sheet Breakout:
Accrued restructuring charges (a)	$11,462	$(7,898)	$—	$3,564
Accounts payable (a)	2,392	(2,392)	—	—
Fixed asset reserves (b)	632	—	(35)	597

	$14,486	$(10,290)	$(35)	$4,161

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2003, all of the 2003 restructuring actions were complete and no further charges were recorded except for the severance and benefits charges for those employees who remained on transition into 2004. The remaining severance and benefits related to employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease this facility. The Company anticipated completing the disposal of the furniture by the end of 2004.

2004 Activity/Changes in 2003 Restructuring Reserves

The total separation payments or liability for the 198 employees notified under the 2003 restructuring actions was $6.7 million. During 2004, the Company recorded an additional $0.5 million of expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.7 million are included in the Company’s accrued restructuring charges and $0.2 million are included in the fixed asset reserves as of December 31, 2004. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2004 are summarized below:

2003 Restructuring Actions	Balance 12/31/03	Utilized		Additions	Reversals	Balance 12/31/04
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$1,323	$(1,465)	$—	$452	$(308)	$2
Contract cancellations (a)	500	(500)	—	—	—	—
Lease termination costs (a)	1,741	(1,001)	—	—	—	740
Furniture (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,564	$(2,966)	$—	$452	$(308)	$742
Fixed asset reserves (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and the Company is trying to sublease this facility. The Company anticipates completing the disposal of the furniture by the end of 2005.

2004 Restructuring Actions

During 2004, the Company recorded $3.7 million of restructuring charges for the 2004 restructuring actions, including $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of the Company’s worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 are being shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments.

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, the Company notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees are included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions or approximately 25% of the Company’s worldwide workforce as of September 26, 2004.

The Company has made $1.8 million of cash payments in 2004 for these restructuring charges, related entirely to severance and benefits. The restructuring actions are part of an effort to align the Company’s cost structure with its expected future revenue levels.

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 North American employees, $0.4 was for 9 Asian employees and $0.3 million was for 5

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

European employees. The worldwide workforce reduction was across all business functions and across all levels of the Company. At December 31, 2004, of the 117 individuals worldwide, all but 15 were released. All but one of these remaining 15 employees are scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, is made after the last day of employment after separation agreements have been signed by the employees except for those where continuous payments are legally required and for two other employees. The Company anticipates that the total separation payments or liability for the 117 employees notified during the third quarter of 2004 will be $2.8 million. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs which was paid or will be paid to those employees who were in transition beyond the minimum retention period (60 days) as defined by SFAS 146. The remaining $0.2 million of severance and benefits costs related to the 15 transition employees will be recognized ratably over their respective future transition periods during 2005.

As part of the 2004 restructuring actions, the Company recorded a $0.4 million non-cash charge related to excess furniture that is no longer being utilized as a result of the Company’s continuing downsizing.

The Company is still evaluating whether it will exit a facility in Asia. If that facility is vacated, the Company anticipates incurring less than $0.4 million of restructuring charges in the first half of 2005.

In summary, the Company anticipates recording an additional $0.2 million for severance and benefits and less than $0.4 million for lease commitments as the 2004 restructuring actions are fully implemented. These remaining charges are expected to be recorded in the first half of 2005. Once fully implemented, the total charges for the 2004 restructuring actions are anticipated to be approximately $4.3 million. None of these charges will be allocated to any of the business product segments. All but the $0.4 million of excess furniture charges are expected to be paid in cash.

Remaining restructuring reserves of $1.5 million are included in the Company’s accrued restructuring charges and $0.3 million are included in the fixed asset reserves as of December 31, 2004. Utilization of the 2004 restructuring reserves during the year ended December 31, 2004 is summarized below:

2004 Restructuring Actions	Original Charges	Utilized		Foreign Currency Changes	Balance 12/31/04
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2,559	$(1,815)	$—	$22	$766
Lease termination costs (a)	725	—	—	—	725
Furniture (b)	427	—	(81)	—	346

	$3,711	$(1,815)	$(81)	$22	$1,837

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,284	$(1,815)	$—	$22	$1,491
Fixed asset reserves (b)	427	—	(81)	—	346

	$3,711	$(1,815)	$(81)	$22	$1,837

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

At December 31, 2004, the remaining severance and benefits related to the 15 employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008. The Company is trying to sublease these facilities. The Company anticipates disposing of the excess furniture by the end of 2005.

(6) Commitments and Contingencies

Litigation

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved in lawsuits and claims generally incidental to its business.

Lease Commitments

The Company conducts all of its operations from leased facilities. Aggregate lease commitments under non-cancellable operating leases in effect at December 31, 2004 are as follows:

Years Ending December 31,	Lease Commitments

(In thousands)
2005	$3,204
2006	2,767
2007	2,400
2008	1,779
2009	13
Thereafter	14

$10,177

Future lease commitments for those facilities that have been vacated have been accrued under a restructuring plan and are shown in accrued restructuring charges in the balance sheet. See Note 5 for details. Total rent expense was $4.1 million in 2004, $5.1 million in 2003 and $4.9 million in 2002.

Excess Purchase Commitments

The purchase orders under which the Company buys many of its components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase orders are based on forecasted future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where the Company has made commitments for purchases that the Company does not anticipate utilizing and therefore are considered excess. The accrual for excess purchase commitments also includes liabilities such as cancellation charges or handling fees incurred because of excess supplier inventory or equipment. The accrual for excess purchase commitments totaled $2.8 million at December 31, 2004 and $4.7 million at December 31, 2003.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Cash Bonus Plan

For 2004 only, the Company modified both its cash incentive bonus plan and profit sharing plans (each plan covered a different group of employees) for the second half of 2004, to have the same goals. Under this modified plan, the Company had to achieve certain REV sales targets and be profitable from normal operations in the fourth quarter in order for any payments to be made. Neither the profitability objective nor the REV sales targets were achieved; therefore as of December 31, 2004, there were no accruals or payments for either of these two plans.

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

During the first quarter of 2005, the Compensation Committee of the Board of Directors approved the 2005 incentive bonus plan. The 2005 bonuses may be paid based on the achievement of certain Company-wide operating income goals.

Management Incentive Plan

In January 2003, the Board of Directors adopted the Management Incentive Plan (the “MIP”) for executives and key employees. Under the MIP, the total pool for the granting of cash awards and/or restricted stock for the 2003 to 2005 plan period (where such period was based on 2002 results) was $4.3 million. Under the provisions of the MIP, participants elected to receive either cash or restricted stock or a combination of the two in 25% increments. Restricted stock was granted based on 75% of the closing price of the Common Stock ten days after the participant received notice of his/her award. For the 2003 to 2005 plan period, 50% of the cash and the restricted stock vested on January 1, 2004 and the remaining 50% vested on January 1, 2005. The Company made no cash or restricted stock grants under the MIP during 2004 for the 2004 to 2006 plan period (where such period was based on 2003 results). The Company did not make any cash or restricted stock grants under the MIP for the 2005 to 2007 plan period (where such period was based on 2004 results) and the MIP, by its terms, has now expired.

In the event that a participant’s employment with the Company terminates for any reason other than disability or death prior to the vesting of all or a portion of his/her award, the participant forfeits the unvested portion of his/her award. In addition, immediately upon a change in control any unvested portion of each participant’s award will vest in full.

On May 20, 2003, the Company’s stockholders approved the restricted stock provisions of the MIP and the reservation of 1,000,000 shares of Common Stock for the restricted stock grants. No restricted stock was granted until stockholder approval was received. At December 31, 2004, the Company had accrued $1.6 million for the cash payouts and $0.1 million for the vesting of restricted stock. Both the cash and the restricted stock were distributed in January 2005. At December 31, 2003, the Company had accrued $1.9 for the cash payouts and $0.2 million for the vesting of restricted stock, that was vested and distributed in January 2004. During 2003, the Company issued 41,900 shares of restricted stock at a weighted average fair value of $7.61 per share; none of which was vested as of December 31, 2003 (since the first vesting date was January 1, 2004).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Profit Sharing Plan

As described above in the subsection entitled, “Cash Bonus Plan”, there were no accruals or payments made under the profit sharing plan for 2004. During 2002, the Company modified its profit sharing plan to provide for quarterly payments to all eligible employees of their share of a pool based on the attainment of certain quarterly financial objectives. The plan has no service time requirements. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. At December 31, 2003, the Company did not accrue for or pay any profit sharing for the fourth quarter of 2003. At December 31, 2002, the Company had accrued less than $0.1 million for the fourth quarter profit sharing plan.

Forward Exchange Contracts

All forward exchange contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or expected foreign currency exposure, not for speculation or trading purposes. At December 31, 2004, outstanding forward exchange contracts, which all mature in February 2005, were as follows (rates are quoted as other currency unit per one United States dollar):

	Notional Amount	Contracted Forward Rate	Month-End Forward Rate
	(buy/(sell))
British Pound	(700,000)	0.5192	0.5232
European Currency Unit	(29,300,000)	0.7341	0.7375
Singapore Dollar	800,000	1.6316	1.6310
Swiss Franc	(1,550,000)	1.1310	1.1391

At the end of each month, existing forward exchange contracts are revalued at the month-end forward rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these forward exchange contracts in the event of default by the counterparty. At December 31, 2004, there was $0.3 million reflected in current assets and $1.0 million in other current liabilities related to forward exchange contracts.

(7) Cash Paid for Interest

Cash paid for interest was $0.1 million in 2004, $0.2 million in 2003 and less than $0.1 million in 2002, including interest on tax payments.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(9) Preferred Stock

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. The Company’s Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2004, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

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

(10) Preferred Stock Purchase (Continued)

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

(11) Stock Compensation Plans

One-Time Cash Dividend

On July 17, 2003, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share that was paid to stockholders on October 1, 2003. As required by the 1997 Plan, a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding under this plan. Shareholder approval was required before any modifications could be made to outstanding options under the 1987 Plan and the 1995 Director Plan. Shareholder approval was received in the second quarter of 2004 and approximately 0.3 million stock options outstanding at that time were modified under these two plans. For a discussion on the impacts of the one-time cash dividend on the Company’s stock option plans, see the section entitled “Stock Compensation Expense” in Note 1.

Stock Incentive Plans

The Company has two stock incentive plans: the 1987 Stock Option Plan (the “1987 Plan”) and the 1997 Plan. The 1987 Plan has expired and no further grants may be made under this plan. However, all remaining outstanding options previously granted under this plan remain in effect. The 1997 Plan provides for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, the Company may grant options for up to 4,100,000 shares of Common Stock to the Company’s officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of the Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted for a term of up to 11 years. At December 31, 2004, the Company had reserved 3,960,575 shares of Common Stock pursuant to awards granted or to be granted under these two plans.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans (Continued)

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1987 and 1997 Plans for the years ended December 31, 2004, 2003 and 2002 at their respective weighted average exercise prices.

	2004		2003		2002
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	1,760	$10.07	2,256	$14.47	2,628	$16.07
Granted	1,625	4.68	125	9.18	197	10.29
Exercised	(53)	2.05	(162)	2.58	(24)	1.38
Forfeited	(891)	10.28	(459)	14.15	(545)	21.23

Outstanding at end of year (1)(2)	2,441	6.58	1,760	10.07	2,256	14.47

Options exercisable at year-end	937	9.65	1,135	12.42	1,097	16.61
Weighted average fair value of options granted during the year		$1.66		$5.68		$4.19

(1)	The weighted average exercise price of stock options outstanding at December 31, 2003 include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1997 Plan.

(2)	The weighted average exercise price of stock options outstanding at December 31, 2004 include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1987 Plan.

The number of shares available for future grant under the 1997 Plan totaled 1,520,032 at December 31, 2004 and 2,350,829 at December 31, 2003.

Director Stock Option Plans

The Company has a 1987 Director Stock Option Plan (the “1987 Director Plan”) and the 1995 Director Plan, which was amended during 1997 and 1998. The 1987 Director Plan has expired and during 2003 all remaining outstanding shares under this plan were exercised. Under the 1995 Director Plan, the Company may grant options for up to 480,000 shares of Common Stock. The 1995 Director Plan currently provides for the grant to each non-employee Director of the Company, on his or her initial election as a Director, of an option to purchase 10,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 2,000 shares of Common Stock on each anniversary of his or her initial election following the full vesting of the initial option grant or on each April 22 in the case of Directors who were serving as Directors when the plan was amended in 1997. All options granted under the plans are NSOs. All options generally become exercisable in five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of the Company. Under both plans, the exercise price per share of the option is equal to the fair market value of the Company’s Common Stock on the date of grant of the option. Any options granted under either plan must be exercised no later than ten years from the date of grant. At December 31, 2004, the Company had reserved 478,832 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans (Continued)

The following table presents the options granted, exercised and forfeited under the 1987 and 1995 Director Plans for the years ended December 31, 2004, 2003 and 2002 at their respective weighted average exercise prices.

	2004		2003		2002
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	74	$17.16	185	$8.05	193	$10.83
Granted	34	5.60	4	9.56	36	11.68
Exercised	—	—	(105)	1.30	(18)	0.77
Forfeited	(27)	11.07	(10)	12.33	(26)	39.27

Outstanding at end of year (1)	81	10.69	74	17.16	185	8.05

Options exercisable at year-end	33	16.26	35	21.43	127	5.30
Weighted average fair value of options granted during the year		$2.27		$3.97		$5.11

(1)	The weighted average exercise price of stock options outstanding at December 31, 2004 include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1995 Director Plan.

The number of shares available for future grants under the 1995 Director Plan was 397,739 at December 31, 2004 and 404,799 at December 31, 2003. The 1995 Director Plan expires on April 25, 2005 and no further options may be granted under this plan after that date. The Company intends to seek shareholder approval on a new Directors’ plan at its 2005 Annual Meeting in May 2005.

The following table summarizes information about awards outstanding under all stock option plans at December 31, 2004.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000’s) Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s) Exercisable at 12/31/04	Weighted Average Exercise Price
$0.03 to $2.30	264	6.8 years	$1.83	213	$1.83
$2.73 to $4.02	140	6.6 years	3.32	90	3.30
$4.23 to $6.26	1,435	9.3 years	4.69	45	4.84
$6.58 to $9.50	187	6.0 years	9.03	136	9.18
$9.95 to $14.84	407	3.8 years	13.51	397	13.53
$15.16 to $57.19	89	2.1 years	23.13	89	23.13

	2,522	7.5 years	6.71	970	9.87

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Employee Stock Purchase Plans

The Company adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants were able to purchase shares of the Company’s Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of the Company’s Common Stock began each January 1 and July 1. Each offering commencement date began a six-month period during which payroll deductions were made and held for the purchase of Common Stock at the end of each six-month period at a price equal to 85% of the Common Stock’s closing price at the end of the six-month period. An aggregate of 600,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 2004, a total of 275,975 shares have been purchased pursuant to these plans. Beginning on January 1, 2005, the Company suspended both plans due to high administrative costs and low employee participation rates. The plans can be reinstated in the future when and if circumstances dictate such a decision.

(13) Retirement Plan

During 2002, the Iomega Retirement and Investment Savings Plan (the “IRIS Plan”) was amended. The major enhancements included 100% employer matching contributions for the first $750 contributed by the employee and after the first $750, matching $0.60 of every dollar contributed up to 8% of employees’ eligible contributions. Also part of the enhancement was changing to a two year cliff vesting schedule, meaning that an employee is fully vested in their employer match after two years of service. The IRIS Plan provides for a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match is based on Company profitability goals, with the match percentage determined annually by the Company’s Board of Directors. The IRIS Plan permits eligible employees to make tax deferred investments through payroll deductions. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 (“ERISA”). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. The Company contributed approximately $1.4 million in 2004, $1.8 million in 2003 and $1.9 million in 2002 to the IRIS Plan; however, no discretionary performance match contributions were made in any of these periods.

(14) Nonqualified Deferred Compensation Plan

Beginning in 1998, the Company offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provides for the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of annual base salary and up to 100% of cash bonuses. The Company’s obligations under this plan are unfunded, for tax purposes and for purposes of Title I of ERISA, and unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. As of December 31, 2004, 2003 and 2002, $0.3 million, $0.4 million and $0.4 million, respectively, of compensation had been deferred under this plan.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information

The Company has six reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments
Mobile and Desktop Storage Products	1. Zip products
2. Sourced Branded products
3. Other Mobile and Desktop Storage products

Professional Storage Products	4. REV products
5. Network Storage Systems

New Technologies	6. New Technologies

The Sourced Branded products segment is comprised of the former Optical products segment as well as HDD, Iomega Mini and Micro Mini USB flash drives and external floppy disk drives (which were all previously reported in the Other Mobile and Desktop Storage products segment). The Other Mobile and Desktop Storage products segment no longer includes HDD, Iomega Mini and Micro Mini USB flash and external floppy disk drives. The Other Mobile and Desktop Storage products segment consists of products that have been discontinued or which are otherwise immaterial. The New Technologies segment no longer includes REV products. This segment included research and development on the DCT Program, which the Company has cancelled.

Mobile and Desktop Storage Products

The Zip products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and product profit margins. However, the Zip products segment still contributes the substantial majority of product profit margin (“PPM”) to fund the Company’s operations.

The Company’s Sourced Branded products segment involves the worldwide distribution and sale of products that the Company sources (purchases) from other companies. In some cases, the Company performs final assembly work of purchased components; in others, the Company purchases and resells substantially complete products. Sourced Branded products include CD-RW drives, DVD rewritable drives (which began shipping in limited quantities in the first quarter of 2003), HDD, Iomega Mini and Micro Mini USB flash drives, and external floppy disk drives (which began shipping in the first quarter of 2003).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

The Other Mobile and Desktop Storage products segment consists of products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell Jaz and PocketZip disks to support the installed drive base of these products. Jaz and PocketZip products were previously reported as separate segments.

During 2003, the Company recorded $5.0 million of restructuring charges as cost of sales that were charged to the Zip segment (see Note 5 for more detail on the restructuring charges).

During 2002, the Company recorded impairment charges of $10.7 million as cost of sales, of which $10.6 million was charged to the Zip segment and $0.1 million was charged to the Other Mobile and Desktop Storage products segment for Jaz products. These impairment charges resulted from the Company selling its Penang Manufacturing Subsidiary (see Note 2 for more detail on the impairment charges).

Professional Storage Products

The REV products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems that have a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed. REV products began shipping in April 2004.

The NSS segment consists primarily of the development, distribution and sale of NAS servers. In the fourth quarter of 2003, the Company decided to exit the high end of the NAS server market and focus its efforts on the entry-level and low-end of the market where the Company believes it can better leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers.

New Technologies

The New Technologies segment included the research and development of the DCT Program, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB.

During the second half of 2004, the Company wound down its DCT Program development efforts. The Company subsequently licensed the DCT technology to a third party, incurred impairment and other charges and sold some of its DCT assets for a net gain of $6.6 million (see Note 3 for more information concerning the activities related to winding down the DCT Program and the DCT license agreement).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

Product Profit Margin

The Company evaluates product segment performance based on PPM. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include: advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All 2003 and 2002 amounts have been reclassified to match the 2004 presentation.

Sales, PPM (Product Loss) and Other Information by Significant Business Segment

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Sales:
Mobile and Desktop Storage Products:
Zip products	$133,731	$246,090	$478,523
Sourced Branded products	145,680	124,327	98,789
Other	3,928	8,278	29,890

Total Mobile and Desktop Storage Products	283,339	378,695	607,202
Professional Storage Products:
REV products	30,778	—	—
Network Storage Systems	14,546	12,649	7,161

Total Professional Storage Products	45,324	12,649	7,161

Total Sales	$328,663	$391,344	$614,363

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
PPM (Product Loss):
Mobile and Desktop Storage Products:
Zip products	$53,201	$89,310	$175,437
Sourced Branded products	(3,479)	(1,642)	(6,101)
Other	2,583	1,997	2,654

Total Mobile and Desktop Storage Products	52,305	89,665	171,990
Professional Storage Products:
REV products	(19,666)	(14,360)	(6,016)
Network Storage Systems	(800)	(17,943)	(5,547)

Total Professional Storage Products	(20,466)	(32,303)	(11,563)

New Technologies	(2,929)	(11,170)	(2,653)

Total PPM	28,910	46,192	157,774

Common Expenses:
General corporate expenses	(59,847)	(71,887)	(88,337)
Restructuring (charges) reversals	(4,531)	(11,437)	2,423
Interest and other income (expense)	3,754	4,536	4,029

Income (loss) before income taxes	$(31,714)	$(32,596)	$75,889

Net Impairment and Other Charges (1):
Mobile and Desktop Storage Products:
Zip products	$—	$—	$(10,581)
Other	—	—	(100)

Total Mobile and Desktop Storage Products	—	—	(10,681)
New Technologies	(4,402)	—	—

	$(4,402)	$—	$(10,681)

Restructuring Charges:(1)
Mobile and Desktop Storage Products:
Zip	$—	$(5,022)	$—

License Fees:(1)
Mobile and Desktop Storage Products:
Other	$99	$—	$—

Total Mobile and Desktop Storage Products	99	—	—

New Technologies	10,500	—	—

	$10,599	$—	$—

(1)	Included in segment PPM above.

Segment assets consist of inventory, net fixed assets and intangibles. Capital expenditures were specifically identified to each product segment. The following tables show capital expenditures and total assets by segment. All 2003 and 2002 amounts have been reclassified to match the 2004 presentation.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Capital Expenditures:
Mobile and Desktop Storage Products:
Zip products	$—	$3,406	$5,855
Sourced Branded products	13	266	619
Other	—	89	675

Total Mobile and Desktop Storage Products	13	3,761	7,149
Professional Storage Products:
REV products	4,036	2,670	—
Network Storage Systems	24	119	9

Total Professional Storage Products	4,060	2,789	9
New Technologies	3,748	1,720
Non-allocated	2,874	160	168

Total capital expenditures	$10,695	$8,430	$7,326

	December 31,
	2004	2003	2002
	(In thousands)
Assets (1):
Mobile and Desktop Storage Products:
Zip products	$22,213	$38,577	$62,970
Sourced Branded products	11,888	6,035	5,422
Other	286	639	2,604

Total Mobile and Desktop Storage Products	34,387	45,251	70,996
Professional Storage Products:
REV products	15,442	2,768	—
Network Storage Systems	3,361	2,341	2,425

Total Professional Storage Products	18,803	5,109	2,425
New Technologies	387	1,836	—
Non-allocated	5,470	3,818	3,652

Total assets	$59,047	$56,014	$77,073

(1)	Assets consist of inventory, net fixed assets, goodwill and other intangibles, as these are the only assets allocated to the applicable segments.

Geographic Information

A significant amount of the Company’s sales are generated outside of the United States. The Company has its European region headquarters in Geneva, Switzerland; its Asia Pacific region headquarters in Singapore and its Corporate Headquarters in San Diego, California. In addition, the Company has sales offices located throughout North America and in Switzerland. There are marketing and market development organizations located throughout the rest of Europe and Asia. The Company’s research and development, operations, facilities and other administrative functions are located in Roy, Utah.

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

Following is a summary of the Company’s United States and significant non-United States country sales and the United States and significant non-United States country long-lived assets. Many of the United States assets are located at vendors outside of the United States, but are managed by and assigned to operations within the United States. Sales are attributed to individual countries based on the location of sales to unaffiliated customers.

	Years Ended December 31,
	2004	2003	2002
	(In millions)
Sales:
United States	$164.7	$227.4	$384.7
Other countries	164.0	163.9	229.7

Total	$328.7	$391.3	$614.4

	December 31,
	2004	2003	2002
	(In millions)
Long-Lived Assets (1):
United States	$27.5	$32.0	$36.0
Other countries	0.3	0.3	0.7

Total	$27.8	$32.3	$36.7

(1)	Long-lived assets consist of all long-term assets other than deferred tax assets.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Matters

Other Intangible Assets

At December 31, 2004, the Company had $2.4 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets include a licensing agreement and intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no indicators of impairment from the time the impairment evaluation was performed in the first quarter of 2004 to December 31, 2004. Amortization expense was $2.1 million in 2004, $2.2 million in 2003 and $3.0 million in 2002. Amortization expense for each of the next five fiscal years is anticipated to be $1.9 million in 2005, $0.5 million in 2006 and zero thereafter. As of December 31, 2004, the weighted average useful life of the Company’s intangible assets is approximately one and one-quarter years.

	December 31,
	2004	2003
	(In thousands)
Intangible Assets:
Gross value	$11,791	$11,791
Accumulated amortization	(9,343)	(7,266)

Net intangible assets	$2,448	$4,525

Significant Customers

The following table shows those customers that accounted for more than 10% of the Company’s consolidated sales:

	Years Ended December 31,
	2004	2003	2002
	(Percent of consolidated sales)
Ingram Micro, Inc.	22%	18%	16%
Tech Data Corporation	14%	12%	9%

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Matters (Continued)

The table below shows the balances of the customers with the ten highest outstanding trade receivables balances as well as the customer with the largest trade receivable balance.

	December 31,
	2004	2003
	(In thousands, except for %)
Top 10 trade receivables	$35,304	$38,389
% of gross trade receivables	71%	65%

Largest trade receivable (single customer)	$11,000	$10,372
% of gross trade receivables	22%	18%

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION

By:	/s/ WERNER T. HEID
Werner T. Heid
President and Chief Executive Officer

Date:	March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WERNER T. HEID Werner T. Heid	President and Chief Executive Officer (Principal executive officer)	March 15, 2005

/s/ THOMAS LIGUORI Thomas Liguori	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 15, 2005

/s/ STEPHEN N. DAVID Stephen N. David	Chairman of the Board of Directors	March 15, 2005

/s/ ROBERT P. BERKOWITZ Robert P. Berkowitz	Director	March 15, 2005

/s/ BRUCE B. DARLING Bruce B. Darling	Director	March 15, 2005

/s/ MARGARET L. HARDIN Margaret L. Hardin	Director	March 15, 2005

/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Director	March 15, 2005

/s/ JOHN E. NOLAN John E. Nolan	Director	March 15, 2005

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (Credits) Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts:(a)

Year ended December 31, 2004	$2,899	$(314)	$270	$2,885
Year ended December 31, 2003	5,462	(1,769)	(794)	2,899
Year ended December 31, 2002	11,559	(3,068)	(3,029)	5,462

Price Protection and Volume Rebates:(b)

Year ended December 31, 2004	$18,737	$35,157	$(37,922)	$15,972
Year ended December 31, 2003	29,181	41,861	(52,305)	18,737
Year ended December 31, 2002	45,794	47,839	(64,452)	29,181

Warranty Reserves:(c)

Year ended December 31, 2004	$5,225	$9,695	$(9,383)	$5,537
Year ended December 31, 2003	8,035	8,518	(11,328)	5,225
Year ended December 31, 2002	10,856	12,397	(15,218)	8,035

Inventory Reserves:(d)

Year ended December 31, 2004	$8,458	$4,871	$(6,028)	$7,301
Year ended December 31, 2003	6,454	7,993	(5,989)	8,458
Year ended December 31, 2002	26,680	(2,125)	(18,101)	6,454

Excess Purchase Commitments:(e)

Year ended December 31, 2004	$4,744	$2,292	$(4,277)	$2,759
Year ended December 31, 2003	2,258	5,547	(3,061)	4,744
Year ended December 31, 2002	13,555	10,699	(21,996)	2,258

Sales Returns Reserves:(f)

Year ended December 31, 2004	$3,113	$15,251	$(16,282)	$2,082
Year ended December 31, 2003	6,043	20,405	(23,335)	3,113
Year ended December 31, 2002	6,191	36,223	(36,371)	6,043

(a)	Deductions represent write-offs of trade receivables.
(b)	Additions reduce sales. Deductions represent credits granted against trade receivables.
(c)	The Company uses a statistically-based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Therefore, a significant amount of the deductions and charges against the reserve during the year are for products sold during that same year.
(d)	Deductions reflect product scrap, sales of reserved product and other usage.
(e)	Deductions reflect payments to suppliers and other usage.
(f)	Additions reduce sales. These amounts represent the deferred revenue associated with estimated sales returns which is reflected as a reduction in trade receivables. Deductions reflect actual returns.

CONSENT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-20432, 33-59027, 33-62029, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079 and 333-106525) of our report dated March 15, 2005, with respect to the consolidated financial statements and schedule of Iomega Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2004.

/S/ BDO SEIDMAN, LLP

Costa Mesa, California
March 15, 2005

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-20432, 33-59027, 33-62029, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079 and 333-106525) of our report dated January 20, 2004, with respect to the consolidated financial statements and schedule of Iomega Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2004.

/S/ ERNST & YOUNG LLP

San Diego, California

March 15, 2005

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
3(i).1	(13)	Restated Certificate of Incorporation of the Company, as amended.

3(ii).1	(13)	By-Laws of the Company, as amended.

4.1	(2)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

** 10.1	(1)	Form of Indemnification Agreement between the Company and each of its Directors.

** 10.2	(6)	1997 Stock Incentive Plan of the Company, as amended.

** 10.3	(4)	Iomega Corporation Nonqualified Deferred Compensation Plan.

10.4	(3)	Lease Agreement, dated January 25, 1996, between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.

10.5	(5)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.

** 10.6	(7)	Employment letter, dated June 18, 2001, between the Company and Werner T. Heid.

** 10.7	(8)	Employment letter, dated July 23, 2001, between the Company and Thomas D. Kampfer.

**10.8	(15)	2004 Second Half Bonus Plan.

+10.9	(9)	Agreement relating to the sale and purchase of the issued share capital of Iomega (Malaysia) Sdn. Bhd., by and between Iomega Overseas B.V., a wholly-owned indirect subsidiary of the Company, and Venture Corporation Limited.

+10.10	(10)	Manufacturing Services and Supply Agreement by and between Iomega Corporation, Iomega (Malaysia) Sdn. Bhd. and Venture Corporation Limited.

**10.11	(10)	Employment letter, dated October 26, 2001, between the Company and Barry Zwarenstein.

**10.12	(14)	Employment letter, dated July 23, 2001, between the Company and Anna Aguirre.

IOMEGA CORPORATION AND SUBSIDIARIES

**10.13	(14)	Employment letter, dated January 7, 2003, between the Company and Sean P. Burke.

10.14	(12)	Agreement Regarding Lease, dated February 14, 2003, between the Company, JNI Corp. and Pacific Plaza Carmel Valley LLC; and Assignment and Assumption Agreement, dated February 27, 2003, between the Company and JNI Corp.

**10.15	(11)	Management Incentive Plan.

**10.16	(10)	Employment letter, dated July 3, 2002, between the Company and Greg Rhine.

** 10.17		Employment letter, dated January 24, 2005, between the Company and Thomas Liguori.

** 10.18		1987 Stock Option Plan of the Company, as amended.

** 10.19		1995 Director Stock Option Plan of the Company, as amended.

** 10.20		Standard Executive Option Agreement under the 1997 Stock Incentive Plan of the Company.

** 10.21		Standard Director Option Agreement under the 1995 Director Stock Option Plan of the Company.

** 10.22		Base Salaries of Executive Officers of the Company.

** 10.23		Cash Compensation for Non-Management Directors of the Company.

21.1		Subsidiaries of the Company.

23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (appears on page 145 of this Annual Report on Form 10-K).

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (appears on page 146 of this Annual Report on Form 10-K).

31.1		Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.2		Section 302 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.

32.1		Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.2		Section 906 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.

IOMEGA CORPORATION AND SUBSIDIARIES

**	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Confidential treatment requested as to certain portions. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form 8-A, filed on August 5, 1999 (File No. 1-12333).

(3)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-11963).

(4)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8, filed on January 6, 1998 (File No. 333-43775).

(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12333).

(6)	Incorporated herein by reference to Appendix to the Company’s Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).

(7)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 1-12333).

(8)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12333).

(9)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 1-12333).

(10)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12333).

(11)	Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 1-12333).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

(12)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 1-12333).

(13)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8, filed on June 26, 2003 (File No. 1-12333).

(14)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12333).

(15)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004 (File No. 1-12333).