Form 10-K/A
period 2004-12-31
IOMEGA CORP
filed 2005-03-29
CIK 352789

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes       X           No

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 27, 2004 was $296,012,375 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant's Common Stock outstanding at March 4, 2005 was 51,611,423.

Documents incorporated by reference:

  Specifically identified portions of the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders into Part III of Form 10-K.

Explanatory Note

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005. This amendment reports the following changes resulting from the Company’s and the Company’s Independent Registered Public Accounting Firm’s completed analysis of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002:

  Replaces Item 9A, "Controls and Procedures",
  Adds the report of internal controls over financial reporting from BDO Seidman, LLP, Independent Registered Public Accounting Firm,
  Provides an additional Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm and
  Replaces the Section 302 certification letters from the Chief Executive Officer and the Chief Financial Officer.

This amendment does not reflect the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting (Continued)

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. As a result of the material weakness described in the following paragraph, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.

As defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has determined that, pursuant to this definition, a material weakness exists in the Company’s internal control over financial reporting related to controls maintained by the Company’s third-party distribution/logistics service provider and the Company’s lack of adequate or comprehensive compensating internal controls. The Company is reliant upon this service provider for worldwide inventory management, product pack-out, order fulfillment, final product assembly on certain product lines and order management in Europe. The material weakness is primarily attributable to (i) pervasive control weaknesses in the third-party distribution/logistics service provider’s general information technology (“IT”) controls relating to change management and system access and (ii) control weaknesses in the third-party distribution/logistics service provider’s inventory management processes, primarily in the areas of physical security and inventory receipts, combined with (iii) a lack of adequate or comprehensive compensating internal controls at the Company.

The material weakness does not result in the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

During 2004 and continuing through the date of this filing, the Company implemented a number of compensating internal controls in an effort to provide some level of assurance with respect to inventory and other information submitted to the Company by the third-party distribution/logistics service provider. These compensating internal controls include the following:

  On a quarterly basis, the Company participates in physical inventory observations at major inventory locations worldwide;
  On a monthly basis, the Company conducts inventory reconciliations and other inventory verifications to validate the accuracy of data submitted to the Company by the third-party distribution/logistics service provider;
  On a monthly basis, the Company compares and validates inventory receipts generated by the Company's IT system and the third-party distribution/logistics service provider's IT system;
  On at least a monthly basis, the Company reviews Cycle Count (mini-physical inventory) results and metrics for completeness and accuracy of counts;
  The Company's electronic data interchange (“EDI”) data transmission software provides formal acknowledgement that data submitted to the third-party distribution/logistics service provider was received;
  On a daily basis, the Company (i) internally generates a reconciliation report which details shipments logged by the Company's system and the third-party distribution/logistics service provider's system and (ii) reviews the two reports for any differences and
  Two times per day, the Company generates a reconciliation report which identifies differences between open orders identified by the Company's system and the third-party distribution/logistics service provider's system.

Management’s Report on Internal Control over Financial Reporting (Continued)

Although the Company expended significant efforts in implementing these compensating internal controls, they were not sufficient to outweigh the cumulative impact of the overall control deficiencies at the third-party distribution/logistics service provider.

In 2005, the Company expects to implement additional compensating controls with the goal of further verifying inventory and other information submitted to the Company by the third-party distribution/logistics service provider. These additional planned controls include the following:

  Beginning in the first quarter of 2005, the Company will participate in quarter-end physical inventories in every location in which Company inventory is held and Company representatives will play an expanded role in such inventories (the Company's past practice has been to conduct such inventories in only the larger locations);
  The Company will require the third-party distribution/logistics service provider to provide an action plan to demonstrate how it will correct its control weaknesses and the Company expects to hold regular meetings with the service provider to monitor its progress in this regard and
  The Company expects to perform periodic monitoring, auditing and testing of the third-party distribution/logistics service provider's controls to obtain first-hand knowledge of issues and to ensure that required and promised improvements are being achieved.

The Company believes that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Except for the controls described above, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Iomega Corporation and subsidiaries (the “Company”) internal control over financial reporting was not effective as of December 31, 2004, because of the material weakness related to controls maintained by the Company’s third-party distribution/logistics service provider and the Company’s lack of adequate or comprehensive compensating internal controls, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm (Continued)

A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004: Management identified deficiencies in the Company’s internal control over financial reporting related to controls maintained by the Company’s third-party distribution/logistics service provider and the Company’s lack of adequate or comprehensive compensating internal controls. The Company is reliant upon this service provider for worldwide inventory management, product pack-out, order fulfillment, final product assembly on certain product lines and order management in Europe. The material weakness is primarily attributable to (i) pervasive control weaknesses in the third-party distribution/logistics service provider’s general information technology (“IT”) controls relating to change management and system access and (ii) control weaknesses in the third-party distribution/logistics service provider’s inventory management processes, primarily in the areas of physical security and inventory receipts, combined with (iii) a lack of adequate or comprehensive compensating internal controls at the Company. The foregoing control deficiency did not result in any adjustment to the 2004 annual or interim consolidated financial statements. However, this control deficiency results in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iomega Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit procedures applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Iomega Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO framework. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Iomega Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO framework.

We do not express an opinion or any other form of assurance on management’s statements referring to new controls being implemented after December 31, 2004.

/s/ BDO Seidman, LLP

Costa Mesa, California
March 26, 2005

Item 15. Exhibits and Financial Statement Schedule

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

IOMEGA CORPORATION (Registrant) /s/ Thomas Liguori Thomas Liguori Vice President, Finance and Chief Financial Officer Date: March 28, 2005

CONSENT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-20432, 33-59027, 33-62029, 333-26375, 333-43775, 333-41955, 333-64921, 333-78079 and 333-106525) of our report dated March 26, 2005, with respect to the effectiveness of internal controls over financial reporting of Iomega Corporation included in this Annual Report (Form 10-K/A).

/S/ BDO SEIDMAN, LLP

Costa Mesa, California
March 28, 2005

EXHIBITS INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

23.3	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (appears on page 9 of this Annual Report on Form 10-K/A).

31.3	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.4	Section 302 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.