Form 10-Q
period 2005-04-03
IOMEGA CORP
filed 2005-05-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2005.

Common Stock, par value $0.03 1/3 (Title of each class)	51,611,423 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Note Regarding Forward-Looking Statements..........................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at April 3, 2005
             and December 31, 2004.................................................................       3

         Condensed Consolidated Statements of Operations for the Three Months
             Ended April 3, 2005 and March 28, 2004................................................       5

         Condensed Consolidated Statements of Cash Flows for the Quarters
             Ended April 3, 2005 and March 28, 2004................................................       6

         Notes to Condensed Consolidated Financial Statements......................................       7

Item 2.  Management's Discussion and Analysis of Financial

                                             PART II - OTHER INFORMATION

Copyright © 2005 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, REV, Jaz, Active Disk, iStorage, Micro Mini, QuikTouch and HotBurn, are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. All other trademarks referenced herein are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, any statements referring to:

  The Company’s belief that any reserves, including inventory reserves, reserves for estimated returns, warranty reserves, restructuring reserves and any other reserves are adequate;
  The Company's intention to attempt to sublease any facilities;
  The Company’s evaluation of any risks and benefits associated with forward exchange or hedging contracts;
  The Company’s belief that the REV segment represents its best opportunity to develop a product profit margin (“PPM”) stream which could partially offset the declining Zip PPM stream;
  The Company’s intention to continue to invest significant resources in an attempt to grow REV sales;
  The Company’s goals to grow REV sales, Consumer Storage Solutions sales and monitor overhead costs and operating expenses;
  The Company's overall objective to achieve profitability in the second half of 2005;
  The Company's belief that its total unrestricted cash is sufficient to operate the business for at least one year;
  The Company's expectations with respect to sales or trends in any of its business segments for any future periods;
  The Company’s goals to improve gross margins, particularly in the Consumer Storage Solutions segment and to operate the Consumer Storage Solutions segment profitably;
  The Company’s expectations regarding the repatriation of cash held by the Company’s international subsidiary and the applicability or effect of the American Jobs Creation Act of 2004 or any existing tax credit carryforwards;
  Anticipated benefits from the regional assembly process;
  The Company’s intentions to evaluate new products, review new business opportunities and attempt to develop new technologies and products, including next-generation REV products;
  Expectations of cost savings resulting from any outsourcing activities and
  The Company’s goal to remediate any previously-reported material control weaknesses.

Any other statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “goal” and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

Numerous factors could cause actual events or results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent the Company’s estimates only as of the date of this report and the Company specifically disclaims any obligation to update forward-looking statements, even if its estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

                                                                        April 3,       December 31,
                                                                          2005             2004
                                                                      ----------       ------------
                                                                      (Unaudited)
Current Assets:
   Cash and cash equivalents                                           $  77,871        $ 103,403
   Restricted cash                                                           278                -
   Temporary investments                                                  26,050           17,406
   Trade receivables, less allowance for doubtful accounts
      of $2,478 and $2,885, respectively                                  29,395           30,764
   Inventories                                                            34,135           31,345
   Deferred income taxes                                                   8,475            9,710
   Other current assets                                                    6,063            7,045
                                                                       ---------        ---------
      Total Current Assets                                               182,267          199,673
                                                                       ---------        ---------

Property and Equipment, at Cost                                          121,174          128,395
Accumulated Depreciation                                                (108,797)        (114,832)
                                                                       ---------        ---------
      Net Property and Equipment                                          12,377           13,563
                                                                       ---------        ---------

Goodwill                                                                  11,691           11,691
Other Intangibles, Net                                                     2,285            2,448
Other Assets                                                                  69              127
                                                                       ---------        ---------
   Total Assets                                                        $ 208,689        $ 227,502
                                                                       =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

                                                                       April 3,        December 31,
                                                                         2005              2004
                                                                      ----------       ------------
                                                                      (Unaudited)
Current Liabilities:
   Accounts payable                                                    $  33,584        $  35,166
   Other current liabilities                                              55,933           65,607
   Income taxes payable                                                      598              664
                                                                       ---------        ---------
      Total Current Liabilities                                           90,115          101,437
                                                                       ---------        ---------

Other Long-Term Liabilities                                                  140              721

Deferred Income Taxes                                                     21,293           22,537

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
   Preferred Stock, $0.01 par value - authorized 4,600,000
      shares, none issued                                                      -                -
   Series A Junior Participating Preferred Stock - authorized
      400,000 shares, none issued                                              -                -
   Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,044,345 and 55,028,902 shares,
      respectively                                                         1,838            1,837
   Additional paid-in capital                                             78,971           78,713
   Less: 3,432,922 Common Stock treasury shares, at cost                 (33,791)         (33,791)
   Retained earnings                                                      50,123           56,048
                                                                       ---------        ---------
      Total Stockholders' Equity                                          97,141          102,807
                                                                       ---------        ---------
         Total Liabilities and Stockholders' Equity                    $ 208,689        $ 227,502
                                                                       =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                          For the Quarter Ended
                                                                        -------------------------
                                                                        April 3,        March 28,
                                                                          2005            2004
                                                                        --------        ---------
                                                                              (Unaudited)
Sales                                                                   $ 72,930         $ 84,126
Cost of sales                                                             56,385           59,776
                                                                        --------        ---------
   Gross margin                                                           16,545           24,350
                                                                        --------        ---------

Operating Expenses:
   Selling, general and administrative                                    18,502           23,195
   Research and development                                                4,104            6,465
   License fees                                                               (7)               -
   Restructuring charges                                                     235              546
   Bad debt expense (credit)                                                (287)             124
                                                                        --------        ---------
      Total Operating Expenses                                            22,547           30,330
                                                                        --------        ---------
   Operating loss                                                         (6,002)          (5,980)

Interest income                                                              435              371
Interest expense and other income and (expense), net                        (889)              59
                                                                        --------        ---------
   Loss before income taxes                                               (6,456)          (5,550)

Benefit for income taxes                                                     531              685
                                                                        --------        ---------
   Net Loss                                                             $ (5,925)       $  (4,865)
                                                                        ========        =========

Net loss per basic and diluted common share                             $  (0.11)       $   (0.09)
                                                                        ========        =========

Weighted average common shares outstanding                                51,611           51,527
                                                                        ========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                        April 3,         March 28,
                                                                          2005             2004
                                                                        --------        ----------
                                                                               (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                             $ (5,925)        $ (4,865)
   Revenue and Expense Adjustments:
      Depreciation and amortization                                        2,040            2,071
      Deferred income tax benefit                                           (148)          (1,531)
      Stock compensation expense                                             212              189
      Non-cash inventory write-offs                                          514                -
      Bad debt expense (credit)                                             (287)             124
      Other                                                                  222              121

   Changes in Assets and Liabilities:
      Restricted cash                                                       (278)               -
      Trade receivables                                                    1,656            4,674
      Inventories                                                         (3,304)            (775)
      Other current assets                                                   982             (323)
      Accounts payable                                                    (1,622)            (820)
      Other current liabilities                                           (8,341)         (11,036)
      Accrued restructuring                                               (1,340)          (1,458)
      Income taxes                                                           (66)            (937)
                                                                        --------         --------
         Net cash used in operating activities                           (15,685)         (14,566)
                                                                        --------         --------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                      (462)          (3,351)
   Purchases of temporary investments                                    (14,871)        (116,941)
   Sales of temporary investments                                          6,233           89,602
   Initial investment in ByteTaxi (net of $171 of cash)                      (44)               -
   Net change in other assets and other liabilities                         (708)            (942)
                                                                        --------         --------
      Net cash used in investing activities                               (9,852)         (31,632)
                                                                        --------         --------

Cash Flows from Financing Activities:
   Proceeds from sales of Common Stock                                         5                8
                                                                        --------         --------
      Net cash provided by financing activities                                5                8
                                                                        --------         --------
Net Decrease in Total Cash and Cash Equivalents                          (25,532)         (46,190)
Total Cash and Cash Equivalents at Beginning of Period                   103,403          122,591
                                                                        --------         --------
Total Cash and Cash Equivalents at End of Period                        $ 77,871         $ 76,401
                                                                        ========         ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the financial position of the Company as of April 3, 2005 and December 31, 2004 and the results of operations and cash flows for the three months ended April 3, 2005 and March 28, 2004.

The results of operations for the quarter ended April 3, 2005 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Iomega Corporation, its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions and all variable interest entities which the Company is required to consolidate (see Note 6). All entities of the Company have been consolidated.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, tax valuation allowances and impairment of goodwill and other intangible assets. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current year’s presentation. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 3.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

The Company’s customers include OEMs, retailers, distributors, value added resellers (“VARs”), catalog resellers, private label customers and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. The reserve for estimated returns is calculated by reviewing historical return rates on a product-by-product basis and then applying that return rate to the most recent three months of shipments on a product-by-product basis. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. The Company has established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in the condensed consolidated financial statements. The reserve for estimated returns totaled $2.9 million at April 3, 2005 and $2.1 million at December 31, 2004.

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

The table below shows the related revenue and cost of sales deferrals associated with estimated excess channel inventory.

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                        --------         --------
                                                                              (In thousands)

    Deferred revenue                                                    $ 14,214         $ 15,798
    Deferred cost of sales                                                (8,991)          (8,617)
                                                                        --------         --------
       Margin on estimated channel inventory                            $  5,223         $  7,181
                                                                        ========         ========

The Company bundles various extended service plans with selected Network Attached Storage servers and sells additional Network Attached Storage and REV extended service plans on a stand-alone basis. The service periods of the extended service plans are up to five years, with the vast majority of the plans being for three years. The Company defers sales of extended service plans and recognizes the sales ratably over the respective life of the service plan at the earlier of the extended service plan being registered with the Company by the end-user or three months after the service plan was sold into the channel. The related costs of servicing these plans are expensed as incurred as the Company is charged per service call, thus there is no deferral of cost associated with the extended service plans.

The deferred license fees shown in the table below will be recognized once the Company has fulfilled all of its obligations with respect to the related license agreement.

In certain circumstances, such as end-of-life products, the Company provides for the net realizable value of inventory in the channel.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

The components of “margin on deferred revenue” in the condensed consolidated balance sheets are as follows:

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                        --------         --------
                                                                             (In thousands)

    Margin on estimated excess channel inventory                         $ 5,223          $ 7,181
    Deferred extended service plans                                        1,694            1,538
    Deferred license fees                                                    893              901
    Net realizable value reserve on channel inventory                          -              266
                                                                         -------          -------
       Margin on deferred revenue                                        $ 7,810          $ 9,886
                                                                         =======          =======

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

Reserves for volume and other rebates and price protection totaled $16.4 million at April 3, 2005 and $16.0 million at December 31, 2004 and are netted against trade receivables in the condensed consolidated balance sheets.

Cash and Cash Equivalents

For the purpose of preparing the condensed consolidated statements of cash flows, cash and cash equivalents include all marketable securities with maturities of three or fewer months when purchased. Cash equivalents at April 3, 2005 and December 31, 2004 consisted primarily of investments in corporate obligations, repurchase agreements, certificates of deposit and money market funds.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. None of the Company’s temporary investments have an effective maturity greater than 24 months and at April 3, 2005, the average duration of the Company’s temporary investments was less than 19 months, as compared to less than 16 months at December 31, 2004. At April 3, 2005, the Company had debt security investments of $6.6 million that will mature within one year and $17.9 million that will mature in more than one year but less than two years. Temporary investments at April 3, 2005 and December 31, 2004 consisted primarily of investments in U.S treasuries, U.S. agencies, certificates of deposit and corporate obligations. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                        --------         --------
                                                                             (In thousands)
    Raw materials                                                       $    465         $    461
    Finished goods                                                        33,670           30,884
                                                                        --------         --------
                                                                        $ 34,135         $ 31,345
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

Other Current Liabilities

Other current liabilities consist of the following:

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                        --------         --------
                                                                             (In thousands)
    Foreign tax contingencies                                           $ 13,636         $ 13,866
    Margin on deferred revenue                                             7,810            9,886
    Accrued marketing (a)                                                  6,641            7,550
    Accrued warranty                                                       5,462            5,537
    Accrued payroll, vacation and bonus                                    5,051            7,460
    Accrued restructuring charges                                          3,097            4,438
    Accrued excess purchase commitments                                    2,931            2,759
    Other accrued liabilities (b)                                         11,305           14,111
                                                                        --------         --------
                                                                        $ 55,933         $ 65,607
                                                                        ========         ========
(a)	Includes accruals for marketing development funds committed to the Company's various channel partners, and promotional and advertising accruals.

(b)	Includes accruals for royalties, professional fees, forward foreign exchange contracts, self-insurance liabilities, litigation, valued added taxes, sales and property taxes and other miscellaneous liabilities.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarters ending April 3, 2005 and March 28, 2004, thus there was no dilution as all outstanding options were considered anti-dilutive. For the quarter ending March 28, 2004, all unvested restricted common shares granted under the Management Incentive Plan (“MIP”) were also considered anti-dilutive. The Company had no securities that were considered dilutive for these two periods.

The table below shows the number of outstanding options in each quarter that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective quarter as well as the number of MIP restricted shares that were not vested:

                                                                        April 3,         March 28,
                                                                          2005             2004
                                                                        --------         ---------

    Out of the money options                                             611,478         1,110,055
    Unvested MIP restricted shares                                             -            19,507

Stock Compensation Expense

The Company currently has various stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and as of October 2, 2003, all of the Company’s outstanding stock options are being accounted for under the fair value method of SFAS 123. The Company’s condensed consolidated statements of operations included $0.2 million of compensation expense related to stock-based compensation plans for the quarter ended April 3, 2005 and $0.2 million for the quarter ended March 28, 2004.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Changes in the Company's warranty liability during all periods presented were as follows:

                                                                          For the Quarter Ended
                                                                        -------------------------
                                                                        April 3,         March 28,
                                                                          2005             2004
                                                                        --------         --------
                                                                              (In thousands)

    Balance at beginning of period                                       $ 5,537          $ 5,225
       Accruals/additions                                                  2,109            2,057
       Claims                                                             (2,184)          (2,618)
                                                                         -------          -------
    Balance at end of period                                             $ 5,462          $ 4,664
                                                                         =======          =======

Guarantees

During the fourth quarter of 2004, the Company entered into a limited guarantee for up to $1 million with a contract manufacturer. The Company agreed to guarantee payments for purchases made by the Company’s Asian distribution and logistics service provider on behalf of the Company. The distribution and logistics service provider was making these purchases to fulfill orders in the Company’s Asia Pacific region. All purchase orders placed by the distribution and logistics service provider were based on forecasts provided by the Company. This guarantee remained in effect until May 1, 2005. The Company was obligated to make payments under this guarantee only in the event of material payment default by the distribution and logistics service provider. However, if the distribution and logistics service provider defaulted on payment to the contract manufacturer, the Company would have been entitled to withhold any related amounts due by the Company to the distribution and logistics service provider or its parent company. The Company recorded a $29 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the “intrinsic” recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123‘s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the condensed consolidated statements of cash flows. On April 14, 2005, the SEC announced that it had delayed the implementation date for calendar year-end companies to January 1, 2006. As discussed above, the Company is currently accounting for all of its stock-based compensation under the fair value method as outlined in SFAS 123 and will adopt SFAS 123r beginning in the first quarter of 2006. The Company has not yet evaluated the potential impacts of SFAS 123r.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes

For the quarter ended April 3, 2005, the Company recorded an income tax benefit of $0.5 million on a pre-tax loss of $6.5 million. The net tax benefit of $0.5 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.1 million of various adjustments related to deferred taxes. The statutory tax benefit of $2.5 million, resulting from operating losses, was entirely offset by an increase in the valuation allowance.

For the quarter ended March 28, 2004, the Company recorded an income tax benefit of $0.7 million on a pre-tax loss of $5.6 million. The income tax benefit for the first quarter was reduced by a $1.6 million increase in the valuation allowance for net deferred tax assets as a result of a decrease in the available foreign cash in the first quarter of 2004 which could be repatriated to utilize net operating loss carryforwards (“NOLs”) and other deferred tax assets.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                       ---------        ---------
                                                                             (In thousands)
    Deferred Tax Assets (Liabilities):
    Current Deferred Tax Assets:
       Trade receivable reserves                                       $   4,322        $   4,180
       Inventory reserves                                                  2,662            2,629
       Accrued expense reserves                                            8,595            9,934
       Other                                                                 276               65
                                                                       ---------        ---------
    Total current deferred tax assets                                     15,855           16,808
                                                                       ---------        ---------

    Non-Current Deferred Tax Assets:
       Fixed asset reserves                                                2,131            2,273
       Tax credit carryforwards                                           39,495           39,464
       Accelerated depreciation and amortization                           4,055            4,034
       U.S. and foreign loss carryforwards                                19,843           20,504
       Other                                                               1,272            1,198
                                                                       ---------        ---------
    Total non-current deferred tax assets                                 66,796           67,473
                                                                       ---------        ---------
    Total deferred tax assets                                             82,651           84,281
                                                                       ---------        ---------

    Non-Current Deferred Tax Liabilities:
       Tax on unremitted foreign earnings                                (43,370)         (47,451)
       Purchased goodwill                                                 (4,751)          (4,657)
                                                                       ---------        ---------
    Total non-current deferred tax liabilities                           (48,121)         (52,108)
                                                                       ---------        ---------
    Current valuation allowance                                           (7,380)          (7,098)
    Non-current valuation allowance                                      (39,968)         (37,902)
                                                                       ---------        ---------
       Net deferred tax liabilities                                    $ (12,818)       $ (12,827)
                                                                       =========        =========

    As Reported on the Balance Sheet:
       Current deferred tax assets                                     $   8,475        $   9,710
                                                                       =========        =========
       Non-current deferred tax liabilities                            $ (21,293)       $ (22,537)
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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                                        April 3,
                                                                          2005         Expiration Dates
                                                                      -----------      ----------------
                                                                     (In thousands)
    U.S. and Foreign Loss Deferred Tax Assets:
       State NOLs (1)                                                   $ 10,340       2005 to 2024
       Foreign NOLs                                                        8,137       2010 to indefinite
       Federal NOLs                                                          936       2021 to 2023
       Capital losses                                                        430       2006
                                                                        --------
                                                                        $ 19,843
                                                                        ========

    Tax Credit Deferred Tax Assets:
       Foreign tax credits                                              $ 27,589       2009 to indefinite
       Research credits                                                   10,305       2007 to 2025
       Alternative minimum tax credits                                     1,601       Indefinite
                                                                        --------
                                                                        $ 39,495
                                                                        ========

 (1) NOLs = Net Operating Loss Carryforwards

At April 3, 2005, the Company had $10.3 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $258 million in future state tax deductions. At April 3, 2005, the Company had $0.9 million of deferred tax assets related to U.S. federal NOLs, which reflect a tax benefit of approximately $3 million in future U.S. federal tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company’s foreign subsidiary.

The Company has recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at April 3, 2005 related to such foreign tax contingencies was $13.6 million. During the first quarter of 2005, the Company reversed a tax contingency of $0.2 million to “benefit for income taxes” in the condensed consolidated statement of operations, due to changes in estimates about the future requirement of these reserves.

Net deferred tax liabilities for the Company at April 3, 2005 were $12.8 million. As of April 3, 2005, deferred tax liabilities for estimated U.S. federal, state and foreign taxes of $43.4 million have been accrued on unremitted foreign earnings of $95.3 million. U.S. taxes have not been provided for unremitted foreign earnings of $11.1 million, as these earnings are considered to be permanently invested in non-U.S. operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company is evaluating the repatriation provision, but does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $90 million. The related potential range of income taxes that would be incurred upon repatriation of the foreign earnings under the AJCA is between zero and $4 million.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information

The Company has five reportable segments, which are organized into three business categories as follows:

                Business Categories                       Reportable Segments
    -------------------------------------------     -------------------------------

    Consumer Products                               1.  Zip Products
                                                    2.  Consumer Storage Solutions

    Business Products                               3.  REV Products
                                                    4.  Network Storage Systems

    Other Products                                  5.  Other Products

The Consumer Products category (formerly included in the Mobile and Desktop Storage Products category) is comprised of the Zip Products and Consumer Storage Solutions segments (formerly Sourced Branded Products). The Business Products category (formerly Professional Storage Products) is comprised of the REV Products and Network Storage Systems (“NSS”) segments. The Other Products segment consists of license fees and products that have been discontinued or which are otherwise immaterial. The Other Products segment also included the research and development on the Digital Capture Technology (“DCT”) development program (formerly included in the New Technologies category) which the Company cancelled during 2004.

Consumer Products

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and PPM. However, the Zip Products segment still contributes the substantial majority of PPM to fund the Company’s operations.

The Company’s Consumer Storage Solutions segment involves the worldwide distribution and sale of various storage devices including: CD-RW drives; DVD rewritable drives; portable, desktop, network and mini hard disk drives (“HDD”); Iomega Mini and Micro Mini USB flash drives and external floppy disk drives. In some cases, the Company performs final assembly work of purchased components; in other cases, the Company purchases and resells substantially complete products.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

Business Products

The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems that have a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed capacity. REV products began shipping in April 2004.

The NSS segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market.

Other Products

The Other Products segment consists of license fees and products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell Jaz and PocketZip disks to support the installed drive base of these products.

The Other Products segment included the research and development of the DCT development program, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB and for which development was cancelled in the second half of 2004.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

The information in the following table was derived directly from the segments' internal financial information used for corporate management purposes. All 2004 amounts have been reclassified to match the 2005 Business Category and Reportable Segment presentation.

Reportable Operating Segment Information:

                                                                          For the Quarter Ended
                                                                        --------------------------
                                                                        April 3,         March 28,
                                                                          2005             2004
                                                                        --------         ---------
                                                                              (In thousands)
    Sales:
    Consumer Products:
       Zip products                                                     $ 20,145         $ 44,220
       Consumer Storage Solutions                                         36,449           35,127
                                                                        --------         --------
          Total Consumer Products                                         56,594           79,347
    Business Products:
       REV products                                                       12,093                -
       Network Storage Systems                                             3,785            3,392
                                                                        --------         --------
          Total Business Products                                         15,878            3,392
    Other Products                                                           458            1,387
                                                                        --------         --------
          Total sales                                                   $ 72,930         $ 84,126
                                                                        ========         ========

    PPM (Product Loss):
    Consumer Products:
       Zip products                                                     $ 10,062         $ 18,167
       Consumer Storage Solutions                                           (881)             473
                                                                        --------         --------
          Total Consumer Products                                          9,181           18,640
    Business Products:
       REV products                                                       (1,818)          (5,615)
       Network Storage Systems                                              (299)            (811)
                                                                        --------         --------
          Total Business Products                                         (2,117)          (6,426)
    Other Products                                                            93           (1,809)
                                                                        --------         --------
          Total PPM                                                        7,157           10,405

    Common Expenses:
       General corporate expenses                                        (12,924)         (15,839)
       Restructuring charges                                                (235)            (546)
       Interest and other income (expense), net                             (454)             430
                                                                        --------         --------
          Loss before income taxes                                      $ (6,456)        $ (5,550)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges

The Company currently has restructuring reserves under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                        --------         --------
                                                                              (In thousands)
    Other Current Liabilities:
       2001 restructuring actions                                        $ 1,936          $ 2,205
       2003 restructuring actions                                            502              742
       2004 restructuring actions                                            659            1,491
                                                                         -------          -------
          Total                                                          $ 3,097          $ 4,438
                                                                         =======          =======

    Fixed Asset Reserves:
       2001 restructuring actions                                        $   138          $   168
       2003 restructuring actions                                            155              192
       2004 restructuring actions                                            250              346
                                                                         -------          -------
          Total                                                          $   543          $   706
                                                                         =======          =======

During the first quarter of 2005, the Company recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that were on transition under the 2004 restructuring actions. During the first quarter of 2004, the Company recorded restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company was unable to sublease until late 2004.

2004 Restructuring Actions

During 2004, the Company recorded $3.7 million of restructuring charges for the 2004 restructuring actions. This included $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of the Company’s worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments. The restructuring actions were part of an effort to align the Company’s cost structure with its expected future revenue levels.

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, the Company notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees were included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions or approximately 25% of the Company’s worldwide workforce as of September 26, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges (Continued)

As of April 3, 2005, the Company has made $2.9 million in cumulative cash payments related to the 2004 restructuring actions, of which $1.1 million was disbursed during the first quarter of 2005.

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North America, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. Of the 117 individuals worldwide, 14 employees worked on a transition basis into the first quarter of 2005 with one additional employee scheduled to work into the second quarter of 2005. However, during the first quarter of 2005, 3 of these transition employees were rehired full-time which reduced the headcount reduction to 114 employees. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, is made after the last day of employment and after separation agreements have been signed by the employees except for those where continuous payments are legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs which was paid or will be paid to those employees who were in transition beyond the minimum retention period (60 days) as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). During the first quarter of 2005, the Company recorded restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were or are on transition during the first half of 2005 under the 2004 restructuring actions. The Company anticipates that the total separation payments or liability for the 114 employees whose positions have been eliminated will be $2.8 million. The remaining severance and benefits costs related to the one remaining transition employee is anticipated to be less than $0.1 million and will be recorded in the second quarter of 2005.

The Company is still evaluating whether it will exit a facility or a portion of a facility in Asia. If that occurs, the Company anticipates incurring less than $0.4 million of restructuring charges in 2005 relating to that facility.

In summary, the Company anticipates recording less than $0.1 million for severance and benefits and less than $0.4 million for lease commitments as the 2004 restructuring actions are fully implemented. These remaining charges are expected to be recorded in 2005. Once fully implemented, the total charges for the 2004 restructuring actions are anticipated to be $4.3 million. None of these charges will be allocated to any of the business product segments. All but the $0.4 million of excess furniture charges are expected to be paid in cash.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges (Continued)

Remaining restructuring reserves of $0.7 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of April 3, 2005. Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended April 3, 2005 are summarized below:

                                                                                         Foreign
                                          Balance         Utilized          Addition    Currency    Balance
                                                     ------------------
    2004 Restructuring Actions           12/31/04      Cash    Non-Cash    (Reversal)    Changes    04/03/05
    --------------------------           --------    --------  --------    ----------   --------    --------
                                                                   (In thousands)

    Severance and benefits (a)           $   766     $   (857)   $   -        $ 235       $ (13)      $ 131
    Lease termination costs (a)              725         (197)       -            -           -         528
    Furniture (b)                            346           -       (96)           -           -         250
                                         -------     --------    -----        -----       -----       -----
                                         $ 1,837     $ (1,054)   $ (96)       $ 235       $ (13)      $ 909
                                         =======     ========    =====        =====       =====       =====

    Balance Sheet Breakout:
       Other current liabilities (a)     $ 1,491     $ (1,054)   $   -        $ 235       $ (13)      $ 659
       Fixed asset reserves (b)              346           -       (96)           -           -         250
                                         -------     --------    -----        -----       -----       -----
                                         $ 1,837     $ (1,054)   $ (96)       $ 235       $ (13)      $ 909
                                         =======     ========    =====        =====       =====       =====

    (a) Amounts represent primarily cash charges.
    (b) Amounts represent primarily non-cash charges.

At April 3, 2005, the remaining severance and benefits relate to the employee who is still on transition and to those employees who are receiving their severance payments on a continuous payment basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008. The Company is trying to sublease these facilities. The Company anticipates disposing of the excess furniture by the end of 2005.

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

Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. The total amount of separation payments or liability for the 198 employees notified during 2003 was $6.7 million.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges (Continued)

During the first quarter of 2004, the Company recorded $0.3 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of estimated outplacement liabilities as employee usage of outplacement resources was less than originally estimated. An additional $0.2 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to employees who remained in transition into 2004 were recorded during the second and third quarters of 2004.

Of the $14.7 million net total 2003 restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. As of April 3, 2005, the Company has made $13.5 million in cumulative cash payments related to the 2003 restructuring actions, of which $0.2 million was disbursed during the first quarter of 2005.

Remaining restructuring reserves of $0.5 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of April 3, 2005. Utilization of the 2003 restructuring charges during the quarter ended April 3, 2005 is summarized below:

                                         Balance          Utilized           Balance
                                                      -----------------
    2003 Restructuring Actions           12/31/04      Cash    Non-Cash     04/03/05
    --------------------------           --------     ------   --------     --------
                                                        (In thousands)

    Severance and benefits (a)            $   2       $    -     $   -        $   2
    Lease termination costs (a)             740         (240)        -          500
    Furniture (b)                           192            -       (37)         155
                                          -----       ------     -----        -----
                                          $ 934       $ (240)    $ (37)       $ 657
                                          =====       ======     =====        =====

    Balance Sheet Breakout:
       Other current liabilities  (a)     $ 742       $ (240)    $   -        $ 502
       Fixed asset reserves (b)             192            -       (37)         155
                                          -----       ------     -----        -----
                                          $ 934       $ (240)    $ (37)       $ 657
                                          =====       ======     =====        =====

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges (Continued)

During the first quarter of 2004, the Company recorded an additional $0.5 million in restructuring charges for its Ireland facility due to continuing depressed real estate market conditions in Ireland. The Company was able to sublease this facility in the fourth quarter of 2004 and incurred an additional $0.2 million in restructuring charges in the third quarter of 2004 for total additional restructuring charges of $0.7 million during 2004.

Remaining restructuring reserves of $1.9 million are included in the Company’s other current liabilities and $0.1 million are included in the fixed asset reserves as of April 3, 2005. Utilization of the 2001 restructuring reserves during the quarter ended April 3, 2005 is summarized below:

                                          Balance          Utilized          Balance
                                                      ------------------
    2001 Restructuring Actions           12/31/04      Cash     Non-Cash    04/03/05
    --------------------------           --------     ------    --------    --------
                                                         (In thousands)

       Lease cancellations (a)           $ 2,205      $ (269)    $   -       $ 1,936
       Leasehold improvements and
          furniture (b)                      168           -       (30)          138
                                         -------      ------     -----       -------
                                         $ 2,373      $ (269)    $ (30)      $ 2,074
                                         =======      ======     =====       =======

    Balance Sheet Breakout:
       Other current liabilities (a)     $ 2,205      $ (269)    $   -       $ 1,936
       Fixed asset reserves (b)              168           -       (30)          138
                                         -------      ------     -----       -------
                                         $ 2,373      $ (269)    $ (30)      $ 2,074
                                         =======      ======     =====       =======

    (a) Amounts represent primarily cash charges.
    (b) Amounts represent primarily non-cash charges.

As of April 3, 2005, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009.

(5) Commitments and Contingencies

Litigation

There are no material legal proceedings to which the Company is a party. The Company is involved in lawsuits and claims generally incidental to its business.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6) Other Matters

Other Intangible Assets

At April 3, 2005, the Company had $2.3 million in net intangible assets, all of which are subject to amortization. The Company’s intangible assets include a licensing agreement and intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The annual impairment evaluation was performed in the first quarter of 2005 and none of the Company’s intangible assets were determined to be impaired. During the quarter ended April 3, 2005, amortization expense was $0.5 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $1.5 million for the remainder of 2005, $0.7 million in 2006, $0.1 million in 2007 and zero thereafter. As of April 3, 2005, the weighted average useful life of the Company’s intangible assets is approximately one and one-quarter years.

The following table presents the other intangible assets and associated amortization for all periods presented:

                                                                        April 3,          Dec. 31,
                                                                          2005              2004
                                                                        --------          --------
                                                                              (In thousands)
    Other Intangible Assets:
       Gross value (1)                                                  $ 12,157          $ 11,791
       Accumulated amortization                                           (9,872)           (9,343)
                                                                        --------          --------
          Net intangible assets                                         $  2,285          $  2,448
                                                                        ========          ========

    (1) The intangible asset gross value increased $0.4 million in the quarter ended April 3, 2005 due to the consolidation of intellectual property related to the ByteTaxi investment.

Significant Customers

The following table shows those customers that accounted for more than 10% of the Company's consolidated sales:

                                                                           For the Quarter Ended
                                                                        ---------------------------
                                                                        April 3,          March 28,
                                                                          2005              2004
                                                                        --------          ---------
                                                                      (Percent of consolidated sales)

    Ingram Micro, Inc.                                                     25%               18%
    Tech Data Corporation                                                  18%               13%

Sales to Ingram Micro, Inc. and Tech Data Corporation consisted of product sales from all of the Company's business segments. No other customer accounted for 10% or more of consolidated sales.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6) Other Matters (Continued)

Forward Exchange Contracts

All forward exchange contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or expected foreign currency exposure, not for speculation or trading purposes. At April 3, 2005, outstanding forward exchange contracts, which all mature in May 2005, were as follows (rates are quoted as other currency unit per one United States dollar):

                                                                       Contracted         Month-End
                                                     Notional           Forward            Forward
                                                      Amount              Rate              Rate
                                                   -----------         ----------         ---------
                                                   (buy/(sell))
    European Currency Unit                         (12,400,000)          0.7758            0.7758
    Swiss Franc                                     (1,700,000)          1.2040            1.2040
    British Pound                                     (600,000)          0.5335            0.5335
    Singapore Dollar                                   500,000           1.6576            1.6576

At the end of each month, existing forward exchange contracts are revalued at the month-end forward rate. The Company’s theoretical risk in these transactions is the cost of replacing, at current market rates, these forward exchange contracts in the event of default by the counterparty. At April 3, 2005, there was $0.7 million reflected in current assets and $0.6 million in other current liabilities related to forward exchange contracts.

ByteTaxi Investment

In January 2005, the Company acquired a 10% ownership interest in ByteTaxi, a start-up software development company that had 2004 sales of less than $0.1 million. Under the agreement, the Company will receive exclusive license rights to certain products, including FolderShareTM software, developed by ByteTaxi. As product development milestones are achieved, the Company will increase its ownership interest in ByteTaxi, up to approximately 31% of the current outstanding shares of ByteTaxi voting stock. However, ByteTaxi is a small privately owned software development company and Iomega is currently the primary beneficiary of ByteTaxi’s operations, thus the Company is required to consolidate ByteTaxi’s operations under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Iomega will be required to consolidate ByteTaxi’s operations as long as Iomega is the primary beneficiary of ByteTaxi’s operations. The Company has so far invested $0.2 million and could invest up to a total of $0.9 million as the development milestones are met. Iomega is not liable for any of ByteTaxi’s obligations. Iomega can terminate the agreement at any time and would only be obligated to fund the completion of the current milestone at the time notification of termination is made.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help customers protect, secure, capture and share their valuable digital information. The Company’s reportable segments are based primarily on the nature of the Company’s products and include Zip Products, Consumer Storage Solutions (formerly Sourced Branded Products), REV Products (which began shipping in April 2004), Network Storage Systems (“NSS”) and Other Products.

Since 1996, the Zip Product segment has been the largest contributor to the Company’s sales and product profit margin (“PPM”). As the Zip business has approached the end of its product life cycle, the Company has been trying to find other profitable sources of revenue to replace the declining high gross margin Zip business. In recent years, the Company invested significant efforts and dollars on the development of two new technologies: REV products and the Digital Capture Technology (“DCT”) development program. During 2004, the Company launched its new REV products. The DCT development program was terminated in the second half of 2004. The REV Products segment has yet to be profitable at the product profit margin (“PPM”) level due primarily to development costs for next generation REV products, continued significant marketing expenses to improve market awareness and under-absorbed fixed overhead expenses at the current sales volumes.

In other efforts to replace the declining Zip business, the Company has developed and launched a variety of products, none of which were commercially successful. In addition, the Company has launched and attempted to expand its Consumer Storage Solutions and NSS businesses. Sales of the Consumer Storage Solutions business segment now exceed Zip product sales. However, the Company’s Consumer Storage Solutions segment has not generated significant gross margins and has never been profitable for an entire year, nor was it profitable during the quarter ended April 3, 2005. The NSS business has also incurred losses during each year of its existence and the quarter ended April 3, 2005.

Thus, although the Zip Product segment remains the Company’s only consistently profitable segment, the Company will not be viable going forward unless it generates significant PPM from other products. REV products currently represent the Company’s most realistic opportunity to do so. Management expects to continue to invest significant resources with the goal to increase REV product sales. As currently structured, it is unlikely that the Company will be able to operate profitably unless and until REV products generate significant positive PPM. However, the Company can provide no assurance that the REV business will generate PPM sufficient to offset the declining Zip PPM.

For the remainder of 2005, the Company’s primary goals are to: (1) significantly grow REV product sales, (2) continue to grow Consumer Storage Solutions sales, gross margin percentage and PPM and (3) closely monitor overhead costs and operating expenses with the key objective to make the overall business profitable in the second half of 2005. In light of the first quarter 2005 net loss, the Company believes that this profitability goal poses significant challenges, but the Company will continue to focus on progress toward that goal. In summary, the Company can provide no assurance that it will achieve any of these goals. During second quarter 2005, the Company plans to begin the process of reviewing its product portfolio, distribution channels and cost structure, with the goal of ensuring that the Company is building a business model that offers the best balance between profitable revenue, customer choice and expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, tax valuation allowances and impairment of goodwill and other intangible assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Business Segment Information

The Company has five reportable segments, which are organized into three business categories as follows:

                Business Categories                       Reportable Segments
    -------------------------------------------     -------------------------------

    Consumer Products                               1.  Zip Products
                                                    2.  Consumer Storage Solutions

    Business Products                               3.  REV Products
                                                    4.  Network Storage Systems

    Other Products                                  5.  Other Products

The Consumer Products category (formerly included in the Mobile and Desktop Storage Products category) is comprised of the Zip Products and Consumer Storage Solutions segments (formerly Sourced Branded Products). The Business Products category (formerly Professional Storage Products) is comprised of the REV Products and NSS segments. The Other Products segment consists of license fees and products that have been discontinued or which are otherwise immaterial. The Other Products segment also included the research and development on the DCT development program (formerly included in the New Technologies category) which the Company cancelled during 2004.

Consumer Products

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and Original Equipment Manufacturers (“OEMs”) throughout the world. The Zip Products segment is approaching the end of its life cycle and is experiencing significant declines in unit sales, revenues and PPM. However, the Zip Products segment still contributes the substantial majority of PPM to fund the Company’s operations.

The Company’s Consumer Storage Solutions segment involves the worldwide distribution and sale of various storage devices including: CD-RW drives; DVD rewritable drives; portable, desktop, network and mini hard disk drives (“HDD”); Iomega Mini and Micro Mini USB flash drives and external floppy disk drives. In some cases, the Company performs final assembly work of purchased components; in other cases, the Company purchases and resells substantially complete products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

Business Products

The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems that have a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed capacity. REV products began shipping in April 2004.

The NSS segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market.

Other Products

The Other Products segment consists of license fees and products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though the Company continues to sell Jaz and PocketZip disks to support the installed drive base of these products.

The Other Products segment included the research and development of the DCT development program, a small-form factor removable flexible magnetic storage device that was expected to have a capacity of about 1.2 to 1.5GB and for which development was cancelled in the second half of 2004.

Product Profit Margin

The Company evaluates product segment performance based on PPM. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1 of the notes to condensed consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include: advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

Seasonality

The Company’s Consumer Storage Solutions business is typically strongest during the fourth quarter. The Company’s European sales are typically weakest during the third quarter due to summer holidays. Given the continued expected decline of the Zip business, the Company is unable to estimate or forecast any Zip product seasonality in future quarters with any degree of confidence. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the quarters ended April 3, 2005 and March 28, 2004:

                                                                        April 3,          March 28,
                                                                          2005              2004
                                                                        --------          ---------

    Sales                                                                100.0%            100.0%
    Cost of sales                                                         77.3              71.1
                                                                         -----             -----
       Gross margin                                                       22.7              28.9
                                                                         -----             -----

    Operating expenses:
       Selling, general and administrative                                25.4              27.6
       Research and development                                            5.6               7.7
       License fees                                                        0.0               0.0
       Restructuring charges                                               0.3               0.6
       Bad debt expense (credit)                                          (0.4)              0.1
                                                                         -----             -----
          Total operating expenses                                        30.9              36.0
                                                                         -----             -----
       Operating loss                                                     (8.2)             (7.1)

    Interest and other income and (expense), net                          (0.6)              0.5
                                                                         -----             -----
       Loss before income taxes                                           (8.8)             (6.6)

    Benefit  for income taxes                                              0.7               0.8
                                                                         -----             -----
       Net loss                                                           (8.1)%            (5.8)%
                                                                         =====             =====

The Company’s net loss for the quarter ended April 3, 2005 was $5.9 million, or $0.11 per share, compared with a net loss of $4.9 million, or $0.09 per share, for the quarter ended March 28, 2004. The net loss for the quarter ended April 3, 2005 included:

  A nonrecurring pre-tax benefit of $1.5 million from a change in estimated copyright royalty accruals in Europe;
  Pre-tax restructuring charges of $0.2 million;
  Tax provisions of $2.5 million from increased valuation allowances and
  Tax benefits of $0.5 million primarily from various foreign tax accrual releases (see the "Income Taxes" discussion for more details).

Included in the net loss for the quarter ended March 28, 2004 were:

  Pre-tax restructuring charges of $0.5 million and
  Tax provisions of $1.6 million from increased valuation allowances (see the "Income Taxes" discussion for more details).

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended April 3, 2005 declined primarily due to lower Zip product sales, partially offset by sales of the Company’s REV products and higher sales of Consumer Storage Solutions products.

                                              April 3,    March 28,
                                                2005        2004       $ Change     % Change
                                              --------    ---------    --------     --------
                                                          (In thousands, except %)
    Sales:
    Consumer Products:
       Zip Products                           $ 20,145    $ 44,220     $(24,075)       (54)%
       Consumer Storage Solutions               36,449      35,127        1,322          4
                                              --------    --------     --------
          Total Consumer Products               56,594      79,347      (22,753)       (29)
    Business Products:
       REV Products                             12,093           -       12,093          -
       Network Storage Systems                   3,785       3,392          393         12
                                              --------    --------     --------
          Total Business Products               15,878       3,392       12,486        368
    Other Products                                 458       1,387         (929)       (67)
                                              --------    --------     --------
          Total sales                         $ 72,930    $ 84,126     $(11,196        (13)%
                                              ========    ========     ========

Zip product sales continued its expected decline for the quarter ended April 3, 2005, both in terms of units and sales dollars. Sales of Zip products represented 28% of total sales for the quarter ended April 3, 2005, compared to 53% for the quarter ended March 28, 2004. Original equipment manufacturer ("OEM") sales, which were once a significant channel for Zip product sales, are declining rapidly and the availability of Zip products as "configure to order" options has been discontinued by leading OEMs. The Company expects Zip drive and disk sales to continue to decline as Zip products reach the end of their product life cycle.

Sales of Consumer Storage Solutions products represented 50% of total sales for the quarter ended April 3, 2005, compared to 42% for the quarter ended March 28, 2004. The percentage increase is primarily due to lower total consolidated sales (especially Zip products) and partly from higher Consumer Storage Solution sales. The $1.3 million increase in Consumer Storage Solutions product sales was comprised of increases of $9.0 million in HDD drives and $0.2 million in floppy external drives, partially offset by a $7.8 million decrease in Optical and $0.1 million in Iomega Mini and Micro Mini USB flash drive sales. The Company anticipates continued future declines in Optical drive sales, primarily due to continued declining CD-RW sales as almost all new PCs include an internal optical drive and the transition from CD-RW drives to DVD rewritable drives. All Consumer Storage Solutions products faced competitive pricing pressures during the quarter ended April 3, 2005 and the Company anticipates continued competitive pricing pressures on all of these products.

REV products began shipping in April 2004. REV product sales represented 17% of total sales during the quarter ended April 3, 2005. The Company's goal is to develop REV products into a significant part of its overall product portfolio. The Company believes that significant factors in the ultimate commercial success of REV products will be the Company's ability to increase awareness of REV product attributes and value and server OEM adoption and sales. No tier one server OEMs have adopted REV technology and the Company can provide no assurance that any will do so.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

NSS sales represented 5% of total sales for the quarter ended April 3, 2005, compared to 4% for the quarter ended March 28, 2004. The percentage increase is primarily due to lower total consolidated (especially Zip products) sales and partly from higher NSS sales. The higher sales for the quarter ended April 3, 2005 resulted primarily from new products launched in the second half of 2004. With the goal to continue growing NSS sales, the Company plans to leverage REV market penetration into NSS sales and focus on additional easy to use software functionality.

Other product sales decreased $0.9 million for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004 due to lower sales of discontinued products.

The Company's sales by region for the quarters ended April 3, 2005 and March 28, 2004 are shown in the table below:

                                              April 3,    March 28,
                                                2005        2004       $ Change     % Change
                                              --------    --------    ---------     --------
                                                         (In thousands, except %)
    Sales Dollars:
    Americas (includes Latin America)         $ 33,796    $ 44,421    $ (10,625)       (24)%
    Europe                                      34,329      33,232        1,097          3
    Asia Pacific                                 4,805       6,473       (1,668)       (26)
                                              --------    --------    ---------
       Total                                  $ 72,930    $ 84,126    $ (11,196)       (13)%
                                              ========    ========    =========

    Percent of Total Sales:
    Americas (includes Latin America)            46%         52%
    Europe                                       47          40
    Asia Pacific                                  7           8
                                                ---         ---
       Total                                    100%        100%
                                                ===         ===

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by REV product sales and higher Consumer Storage Solutions product sales. The increase in sales dollars in Europe was primarily from REV product sales and higher Consumer Storage Solutions partially offset by lower Zip product sales. The increase in Europe’s sales can also be attributed primarily to favorable foreign currency movements. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip and lower Consumer Storage Solutions product sales, partially offset by REV product sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

The Company’s gross margin details for the quarters ended April 3, 2005 and March 28, 2004 are shown in the table below:

                                              April 3,    March 28,
                                                2005        2004      $ Change      % Change
                                              --------    ---------   --------      --------
                                                         (In thousands, except %)

    Total Gross Margin (dollars)              $ 16,545    $ 24,350    $ (7,805)       (32)%
    Total Gross Margin (%)                          23%         29%

    Zip Gross Margin %                              54%         46%

Total gross margin dollars in the quarter ended April 3, 2005 decreased primarily from a lower proportion of Zip product sales and lower overall sales. Zip products have a higher gross margin percentage than the Company’s other products. The lower gross margin percentage was impacted by a lower proportion of Zip product sales and lower Consumer Storage Solution margin percentages.

The Zip product gross margin percentage increased for the quarter ended April 3, 2005 primarily from a combination of lower material spending and fewer pricing, rebate and marketing programs and a higher mix of Zip disk sales which have higher margins. Total Zip product gross margin dollars decreased due to lower Zip product sales. The Company anticipates that future Zip product gross margin percentage will fluctuate materially from quarter to quarter as Zip product sales decline.

Consumer Storage Solutions product gross margins declined both in terms of dollars and percentages during the quarter ended April 3, 2005, primarily from continued intense price competition which more than offset supply chain improvements implemented by the Company. The Company’s goal is to improve Consumer Storage Solutions product gross margins during the remainder of 2005 through a continued focus on variable costs and reviewing its product portfolio and distribution channels. Future gross margin percentages will depend on a wide variety of factors, including those discussed in the section entitled, “Factors Affecting Future Operating Results.” The Company can provide no assurance that it will be able to improve gross margins in any subsequent quarter or year.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM

The Company's PPM, product loss and common expenses details for the quarters ended April 3, 2005 and March 28, 2004 are shown in the table below:

                                              April 3,    March 28,
                                                2005        2004      $ Change      % Change
                                              --------    ---------   --------      --------
                                                         (In thousands, except %)
    PPM (Product Loss):
    Consumer Products:
       Zip Products                           $ 10,062    $  18,167   $ (8,105)       (45)%
       Consumer Storage Solutions                 (881)         473     (1,354)      (286)
                                              --------    ---------   --------
          Total Consumer Products                9,181       18,640     (9,459)        51
    Business Products:
       REV Products                             (1,818)      (5,615)     3,797         68
       Network Storage Systems                    (299)        (811)       512         63
                                              --------    ---------   --------
          Total Business Products               (2,117)      (6,426)     4,309         67
    Other Products                                  93       (1,809)     1,902        105
                                              --------    ---------   --------
          Total PPM                           $  7,157    $  10,405   $ (3,248)        31
                                              ========    =========   ========

    Common Expenses:
       General corporate expenses             $ 12,924     $ 15,839   $ (2,915)       (18)%

The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margin percentages as described above. Zip PPM as a percentage of Zip product sales increased to 50% for the quarter ended April 3, 2005 from 41% for the quarter ended March 28, 2004 primarily from the higher gross margin percentages as described above and from lower sales and marketing expenses. The Company anticipates future volatility in Zip PPM as the segment reaches the end of its life cycle.

Consumer Storage Solutions product loss as a percentage of Consumer Storage Solutions product sales declined to a negative 2% for the quarter ended April 3, 2005 from a positive PPM of 1% of product sales for the quarter ended March 28, 2004. The quarter ended April 3, 2005 included a $1.5 million benefit from a change in estimated copyright royalty accruals in Europe. The Consumer Storage Solutions product loss worsened in the quarter ended April 3, 2005 primarily from lower gross margins, both in terms of dollars and percentage, as described above, partially offset by lower sales and marketing expenses. The Company's goal is to operate its Consumer Storage Solutions business profitably. However, this goal presents significant challenges and the Company can provide no assurance that it will ever achieve this goal.

The REV product loss as a percentage of REV product sales was a negative 15% for the quarter ended April 3, 2005. The REV product loss for the quarter ended April 3, 2005 resulted primarily from development costs for next generation REV products, continued significant marketing expenses to improve market awareness and under-absorbed fixed overhead expenses at the current sales volumes. There were no REV product sales for the quarter ended March 28, 2004. The REV product loss for the quarter ended March 28, 2004 primarily reflected research and development expenses for completing REV product development and sales and marketing expenses in anticipation of the REV product launch at the start of the second quarter of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

The NSS product loss as a percentage of NSS product sales was a negative 8% for the quarter ended April 3, 2005 compared with a negative 24% of product sales for the quarter ended March 28, 2004. The improved NSS PPM for the quarter ended April 3, 2005 resulted primarily from improved gross margins and slightly higher sales.

Other Products PPM improved for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004, primarily due to the cancellation of the DCT development program in the second half of 2004.

The decrease in general corporate expenses for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004 reflected lower costs resulting primarily from the restructuring plans implemented in 2004. The quarter ended March 28, 2004 also included $1.1 million of expenses relating to the Company's information technology system upgrade which was implemented during the third quarter of 2004 and $0.6 million of higher expenses related to the Company's Management Incentive Plan ("MIP").

Operating Expenses

The table below shows the details of the changes in operating expenses for the quarters ended April 3, 2005 and March 28, 2004.

                                              April 3,    March 28,
                                                2005        2004      $ Change      % Change
                                              --------    ---------   --------      --------
                                                         (In thousands, except %)
    Operating Expenses:
       Selling, general and administrative    $ 18,502     $ 23,195   $ (4,693)       (20)%
       Research and development                  4,104        6,465     (2,361)       (37)
       License fees                                 (7)           -         (7)         -
       Restructuring charges                       235          546       (311)       (57)
       Bad debt expense (credit)                  (287)         124       (411)      (331)
                                              --------    ---------   --------
          Total Operating Expenses            $ 22,547     $ 30,330   $ (7,783)       (26)%
                                              ========    =========   ========

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004 reflected lower costs resulting primarily from implementing the 2004 restructuring plans. The quarter ended March 28, 2004 also included $1.1 million of expenses relating to the Company’s information technology system upgrade which was implemented during the third quarter of 2004 and $0.6 million of higher expenses related to the Company’s MIP.

Selling, general and administrative expenses also decreased as a percentage of sales to 25% for the quarter ended April 3, 2005, compared to 28% for the quarter ended March 28, 2004.

Research and Development Expenses

Lower research and development expenses for the quarter ended April 3, 2005 reflected the cancellation of the DCT development program in the second half of 2004 and cost savings from the 2004 restructuring actions. As a result, research and development expenses decreased as a percentage of sales to 6% for the quarter ended April 3, 2005, compared to 8% for the quarter ended March 28, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Bad Debt

The bad debt credit for the quarter ended April 3, 2005 resulted primarily from improved agings as the percentage of accounts receivable that are current increased during the quarter.

Restructuring Charges

The Company currently has restructuring reserves under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

                                                                        April 3,         Dec. 31,
                                                                          2005             2004
                                                                        --------         --------
                                                                              (In thousands)
    Other Current Liabilities:
       2001 restructuring actions                                        $ 1,936          $ 2,205
       2003 restructuring actions                                            502              742
       2004 restructuring actions                                            659            1,491
                                                                         -------          -------
          Total                                                          $ 3,097          $ 4,438
                                                                         =======          =======

    Fixed Asset Reserves:
       2001 restructuring actions                                        $   138          $   168
       2003 restructuring actions                                            155              192
       2004 restructuring actions                                            250              346
                                                                         -------          -------
          Total                                                          $   543          $   706
                                                                         =======          =======

During the first quarter of 2005, the Company recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that were on transition under the 2004 restructuring actions. During the first quarter of 2004, the Company recorded restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which the Company was unable to sublease until late 2004.

2004 Restructuring Actions

During 2004, the Company recorded $3.7 million of restructuring charges for the 2004 restructuring actions. This included $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of the Company’s worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments. The restructuring actions were part of an effort to align the Company’s cost structure with its expected future revenue levels.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges (Continued)

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, the Company notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees were included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions or approximately 25% of the Company’s worldwide workforce as of September 26, 2004.

As of April 3, 2005, the Company has made $2.9 million in cumulative cash payments related to the 2004 restructuring actions, of which $1.1 million was disbursed during the first quarter of 2005.

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North America, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. Of the 117 individuals worldwide, 14 employees worked on a transition basis into the first quarter of 2005 with one additional employee scheduled to work into the second quarter of 2005. However, during the first quarter of 2005, 3 of these transition employees were rehired full-time which reduced the headcount reduction to 114 employees. Transition pay is not a part of the restructuring charges but rather is reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, is made after the last day of employment and after separation agreements have been signed by the employees except for those where continuous payments are legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs which was paid or will be paid to those employees who were in transition beyond the minimum retention period (60 days) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). During the first quarter of 2005, the Company recorded restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were or are on transition during the first half of 2005 under the 2004 restructuring actions. The Company anticipates that the total separation payments or liability for the 114 employees whose positions have been eliminated will be $2.8 million. The remaining severance and benefits costs related to the one remaining transition employee is anticipated to be less than $0.1 million and will be recorded in the second quarter of 2005.

The Company is still evaluating whether it will exit a facility or a portion of a facility in Asia. If that occurs, the Company anticipates incurring less than $0.4 million of restructuring charges in 2005 relating to that facility.

In summary, the Company anticipates recording less than $0.1 million for severance and benefits and less than $0.4 million for lease commitments as the 2004 restructuring actions are fully implemented. These remaining charges are expected to be recorded in 2005. Once fully implemented, the total charges for the 2004 restructuring actions are anticipated to be $4.3 million. None of these charges will be allocated to any of the business product segments. All but the $0.4 million of excess furniture charges are expected to be paid in cash.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges (Continued)

Remaining restructuring reserves of $0.7 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of April 3, 2005. Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended April 3, 2005 are summarized below:

                                                                                         Foreign
                                          Balance         Utilized          Addition    Currency    Balance
                                                     ------------------
    2004 Restructuring Actions           12/31/04      Cash    Non-Cash    (Reversal)    Changes    04/03/05
    --------------------------           --------    --------  --------    ----------   --------    --------
                                                                   (In thousands)

    Severance and benefits (a)           $   766     $   (857)   $   -        $ 235       $ (13)      $ 131
    Lease termination costs (a)              725         (197)       -            -           -         528
    Furniture (b)                            346           -       (96)           -           -         250
                                         -------     --------    -----        -----       -----       -----
                                         $ 1,837     $ (1,054)   $ (96)       $ 235       $ (13)      $ 909
                                         =======     ========    =====        =====       =====       =====

    Balance Sheet Breakout:
       Other current liabilities (a)     $ 1,491     $ (1,054)   $   -        $ 235       $ (13)      $ 659
       Fixed asset reserves (b)              346           -       (96)           -           -         250
                                         -------     --------    -----        -----       -----       -----
                                         $ 1,837     $ (1,054)   $ (96)       $ 235       $ (13)      $ 909
                                         =======     ========    =====        =====       =====       =====

    (a) Amounts represent primarily cash charges.
    (b) Amounts represent primarily non-cash charges.

At April 3, 2005, the remaining severance and benefits relate to the employee who is still on transition and to those employees who are receiving their severance payments on a continuous payment basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008. The Company is trying to sublease these facilities. The Company anticipates disposing of the excess furniture by the end of 2005.

2003 Restructuring Actions

The Company recorded $14.5 million of charges in 2003 for the 2003 restructuring actions including $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of the Company's worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses, $1.8 million for lease termination costs and $0.6 million related to excess furniture.

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

Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. The total amount of separation payments or liability for the 198 employees notified during 2003 was $6.7 million.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges (Continued)

During the first quarter of 2004, the Company recorded $0.3 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, the Company also released $0.3 million of estimated outplacement liabilities as employee usage of outplacement resources was less than originally estimated. An additional $0.2 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to employees who remained in transition into 2004 were recorded during the second and third quarters of 2004.

Of the $14.7 million net total 2003 restructuring charges, all but the $0.6 related to excess furniture will be paid in cash. As of April 3, 2005, the Company has made $13.5 million in cumulative cash payments related to the 2003 restructuring actions, of which $0.2 million was disbursed during the first quarter of 2005.

Remaining restructuring reserves of $0.5 million are included in the Company’s other current liabilities and $0.2 million are included in the fixed asset reserves as of April 3, 2005. Utilization of the 2003 restructuring charges during the quarter ended April 3, 2005 is summarized below:

                                         Balance          Utilized           Balance
                                                      -----------------
    2003 Restructuring Actions           12/31/04      Cash    Non-Cash     04/03/05
    --------------------------           --------     ------   --------     --------
                                                        (In thousands)

    Severance and benefits (a)            $   2       $    -     $   -        $   2
    Lease termination costs (a)             740         (240)        -          500
    Furniture (b)                           192            -       (37)         155
                                          -----       ------     -----        -----
                                          $ 934       $ (240)    $ (37)       $ 657
                                          =====       ======     =====        =====

    Balance Sheet Breakout:
       Other current liabilities  (a)     $ 742       $ (240)    $   -        $ 502
       Fixed asset reserves (b)             192            -       (37)         155
                                          -----       ------     -----        -----
                                          $ 934       $ (240)    $ (37)       $ 657
                                          =====       ======     =====        =====

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

During the first quarter of 2004, the Company recorded an additional $0.5 million in restructuring charges for its Ireland facility due to continuing depressed real estate market conditions in Ireland. The Company was able to sublease this facility in the fourth quarter of 2004 and incurred an additional $0.2 million in restructuring charges in the third quarter of 2004 for total additional restructuring charges of $0.7 million during 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges (Continued)

Remaining restructuring reserves of $1.9 million are included in the Company’s other current liabilities and $0.1 million are included in the fixed asset reserves as of April 3, 2005. Utilization of the 2001 restructuring reserves during the quarter ended April 3, 2005 is summarized below:

                                          Balance          Utilized          Balance
                                                      ------------------
    2001 Restructuring Actions           12/31/04      Cash     Non-Cash    04/03/05
    --------------------------           --------     ------    --------    --------
                                                         (In thousands)

       Lease cancellations (a)           $ 2,205      $ (269)    $   -       $ 1,936
       Leasehold improvements and
          furniture (b)                      168           -       (30)          138
                                         -------      ------     -----       -------
                                         $ 2,373      $ (269)    $ (30)      $ 2,074
                                         =======      ======     =====       =======

    Balance Sheet Breakout:
       Other current liabilities (a)     $ 2,205      $ (269)    $   -       $ 1,936
       Fixed asset reserves (b)              168           -       (30)          138
                                         -------      ------     -----       -------
                                         $ 2,373      $ (269)    $ (30)      $ 2,074
                                         =======      ======     =====       =======

    (a) Amounts represent primarily cash charges.
    (b) Amounts represent primarily non-cash charges.

As of April 3, 2005, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and the Company is still trying to sublease one of the facilities where the lease does not expire until 2009.

Interest Expense and Other Income and (Expense), Net

Interest expense and other income and (expense), net was a net expense of $0.9 million for the quarter ended April 3, 2005 compared to a net other income of $0.1 million for the quarter ended March 28, 2004. The increased expense resulted primarily from foreign currency losses for the quarter ended April 3, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

For the quarter ended April 3, 2005, the Company recorded an income tax benefit of $0.5 million on a pre-tax loss of $6.5 million. The net tax benefit of $0.5 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.1 million of various adjustments related to deferred taxes. The statutory tax benefit of $2.5 million, resulting from operating losses, was entirely offset by an increase in the valuation allowance.

For the quarter ended March 28, 2004, the Company recorded an income tax benefit of $0.7 million on a pre-tax loss of $5.6 million. The income tax benefit for the first quarter was reduced by a $1.6 million increase in the valuation allowance for net deferred tax assets as a result of a decrease in the available foreign cash in the first quarter of 2004 which could be repatriated to utilize net operating loss carryforwards (“NOLs”) and other deferred tax assets.

The realizability of the deferred tax assets is evaluated quarterly in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets.

The following table summarizes the Company's U.S. and foreign loss and tax credit carryforwards:

                                                                        April 3,
                                                                          2005         Expiration Dates
                                                                      -----------      ----------------
                                                                     (In thousands)
    U.S. and Foreign Loss Deferred Tax Assets:
       State NOLs (1)                                                   $ 10,340       2005 to 2024
       Foreign NOLs                                                        8,137       2010 to indefinite
       Federal NOLs                                                          936       2021 to 2023
       Capital losses                                                        430       2006
                                                                        --------
                                                                        $ 19,843
                                                                        ========

    Tax Credit Deferred Tax Assets:
       Foreign tax credits                                              $ 27,589       2009 to indefinite
       Research credits                                                   10,305       2007 to 2025
       Alternative minimum tax credits                                     1,601       Indefinite
                                                                        --------
                                                                        $ 39,495
                                                                        ========

 (1) NOLs = Net Operating Loss Carryforwards

At April 3, 2005, the Company had $10.3 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $258 million in future state tax deductions. At April 3, 2005, the Company had $0.9 million of deferred tax assets related to U.S. federal NOLs, which reflect a tax benefit of approximately $3 million in future U.S. federal tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from the Company's foreign subsidiary.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

The Company has recorded foreign tax contingencies related to items in various countries, which are included in "other accrued liabilities" and in "deferred income taxes" in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in "other accrued liabilities" at April 3, 2005 related to such foreign tax contingencies was $13.6 million. During the first quarter of 2005, the Company reversed a tax contingency of $0.2 million to "benefit for income taxes" in the condensed consolidated statement of operations, due to changes in estimates about the future requirement of these reserves.

Net deferred tax liabilities for the Company at April 3, 2005 were $12.8 million. As of April 3, 2005, deferred tax liabilities for estimated U.S. federal, state and foreign taxes of $43.4 million have been accrued on unremitted foreign earnings of $95.3 million. U.S. taxes have not been provided for unremitted foreign earnings of $11.1 million, as these earnings are considered to be permanently invested in non-U.S. operations.

On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company is evaluating the repatriation provision, but does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $90 million. The related potential range of income taxes that would be incurred upon repatriation of the foreign earnings under the AJCA is between zero and $4 million.

Liquidity and Capital Resources

Detail of the Company's total cash, cash equivalents and temporary investments are shown in the table below:

                                                   April 3,     Dec. 31,
                                                     2005         2004      $ Change     % Change
                                                   --------     --------    --------     --------
                                                               (In thousands, except %)

    Total cash and cash equivalents for the
       U.S. entity (1)                             $  6,231     $ 14,307    $ (8,076)      (56)%
    Total cash, cash equivalents and temporary
       investments for non-U.S. entities (2)         97,968      106,502      (8,534)       (8)
                                                   --------     --------    --------
    Total consolidated cash, cash equivalents
       and temporary investments                   $104,199     $120,809    $(16,610)      (14)
                                                   ========     ========    ========

    Working capital                                $ 92,152     $ 98,236    $ (6,084)       (6)%
                                                   ========     ========    ========

    (1)  Of the $6.2 million in total cash and cash  equivalents  for the U.S.  entity at April 3, 2005,  less than $0.1 million  is from  ByteTaxi,  which the  Company  does not have  access to. The  Company  began  consolidating
         ByteTaxi in the quarter ended April 3, 2005.

    (2)  Of the $98.0 million in total cash, cash  equivalents and temporary  investments  for non-U.S.  entities,  $0.3 million was restricted at April 3, 2005.  None of the Company's  total cash,  cash  equivalents and temporary investments were restricted at December 31, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The repatriation of any of the $98.0 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%, unless the cash is repatriated at a lower rate under the AJCA. In any event, the amount of cash required for U.S. federal and state taxes will be less than the Company’s effective tax rate due to the availability of existing federal and state NOLs and tax credit carryforwards.

The decrease in working capital resulted primarily from lower cash and cash equivalents, lower trade receivables, lower current deferred income taxes and lower other current assets, partially offset by higher temporary investments, higher inventories, lower other current liabilities and lower accounts payable.

For the quarter ended April 3, 2005, cash used by operations amounted to $15.7 million. The primary uses of cash from operations for the quarter ended April 3, 2005 were from the $6.0 million of operating losses; $3.3 million for higher inventories, primarily for new HDD products; $1.6 million for restructuring disbursements; $1.5 million for the payment of annual and other management bonus plans and changes in current assets and current liabilities as described below.

Trade receivables decreased in the quarter ended April 3, 2005 primarily from lower sales and timing of the sales within the respective quarter. Days sales outstanding (“DSO”) in receivables increased from 31 days at December 31, 2004 to 36 days at April 3, 2005 primarily due to the timing of sales. The percentage of accounts receivable that are current increased during the quarter. DSO is calculated by multiplying the quarter end trade receivables balance by 90 and dividing that amount by the sales for the quarter. Inventories increased during the quarter ended April 3, 2005 primarily from the build up for a new line of HDD drives and to support higher HDD sales. Current deferred income taxes decreased primarily due to lower accrued expense reserves. Other current liabilities decreased, primarily from (1) lower margin on deferred sales as the estimated amount of excess channel inventory decreased, (2) lower accrued payroll, vacation and bonus accruals due to the payment of annual and other management bonus plans in January 2005 that were accrued at December 31, 2004 and from the timing of the payroll cycle, (3) lower accrued royalties primarily from a $1.5 million nonrecurring benefit from a change in estimated accrued copyright royalties in Europe and (4) accrued restructuring charges decreased due to a net utilization of the accruals (see the section above entitled “Restructuring Charges” for more detail on the accrual utilization). Accounts payable decreased due to lower purchases reflecting the lower sales volumes and operating costs.

It is the Company’s goal to reverse the negative cash flows from operations through further improving REV product sales and margins, improving the financial results of the Consumer Storage Solutions business, profitably growing the NSS business and managing the Zip Products business for cash flow. However, the Company can give no assurance that it will be successful in achieving any of these goals.

During the quarter ended April 3, 2005, the Company did not repurchase any shares of the Company’s Common Stock. As of April 3, 2005, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

The Company believes that its balance of total unrestricted cash, cash equivalents and temporary investments will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. However, cash flow from future operations, investing activities and the precise amount and timing of the Company’s future financing needs cannot be determined. Future cash flow will depend on a number of factors, including those set forth in the section labeled “Factors Affecting Future Operating Results”. Should the Company be unable to meet its cash needs from its current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, the Company would most likely incur additional restructuring charges to adjust the Company’s expenditures to a level that its cash flows could support and/or seek financing from other sources.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company’s current balance of total unrestricted cash, cash equivalents and temporary investments is its sole source of liquidity. Given the Company’s history of sales declines and losses, there is no assurance that, if needed, the Company would be able to obtain financing from external sources or obtain a competitive interest rate.

Other Matters

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the “intrinsic” recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123‘s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the condensed consolidated statements of cash flows. On April 14, 2005, the SEC announced that it had delayed the implementation date for calendar year-end companies to January 1, 2006. As discussed above, the Company is currently accounting for all of its stock-based compensation under the fair value method as outlined in SFAS 123 and will adopt SFAS 123r beginning in the first quarter of 2006. The Company has not yet evaluated the potential impacts of SFAS 123r.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results

Demand for the Company's Products and Operating Efficiencies

The Company’s future operating results will depend upon its ability to generate sufficient market demand and presence for its products to allow it to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. The Company’s ability to accomplish this will depend on a number of factors, including:

  Worldwide market conditions in general and demand for digital storage products in particular;
  The Company's ability to replace rapidly declining Zip revenues and profits with revenues and profits from other products, particularly the Company's REV products;
  The Company's ability to generate significant sales and PPM from its REV products, which will require successful marketing and may require considerable OEM adoption of those products;
  The Company's ability to improve its Consumer Storage Solutions business gross margin percentage and to operate this business unit profitably;
  Price, performance, quality and other characteristics of the Company's products and of competing and substitute products in an extraordinarily competitive industry;
  Success of the Company in meeting targeted availability dates for new and enhanced products;
  The Company's ability to develop and commercialize new intellectual property and to protect existing intellectual property;
  The Company's ability to provide and maintain customer service and satisfaction;
  The Company's ability to profitably and efficiently manage its supplies of products and key components;
  The Company's ability to maintain profitable relationships with distributors, retailers and other resellers of the Company's products;
  The Company's ability to maintain an appropriate cost structure and to minimize unforeseen and extraordinary expenses;
  The Company's ability to attract and retain competent, motivated employees;
  Public perception of the Company and its products, including statements made by industry analysts or consumers and adverse publicity resulting from such statements or from litigation filed against the Company;
  The Company's ability to comply with applicable laws, regulations, ordinances and other legal requirements in the numerous countries in which it does business and
  The Company's ability to successfully manage litigation, including enforcing its rights, protecting its interests and defending itself from claims made against it.

The Company cannot provide any assurance that it will be able to successfully manage, satisfy or influence any of these factors.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Zip Drives and Disks

Zip products have provided the Company’s only meaningful source of PPM for the past three years and have accounted for the vast majority of the Company’s sales and PPM since 1997. Zip product sales have declined consistently and significantly on a year-over-year basis (see the Zip product discussion in the section above entitled, “Sales”). These declines are irreversible; they will continue and likely accelerate, through the end of the Zip product lifecycle, due to the obsolescence of Zip technology, declining retail and OEM demand for Zip products and the emergence of alternate means for storing, sharing and transporting large data files. Consequently, the Company will not be viable unless it generates significant PPM from products other than Zip products. The Company has been unable to do this for several years and can provide no assurance that it will be able to do so in the future.

The Company is attempting to manage the Zip business so as to maximize cash flow and profits for as long as possible, in order to allow the Company to develop additional revenue streams. However, the Company continues to lose shelf space for Zip products with its key resellers and retailers because of reduced volumes. OEM sales, which were once a significant channel for Zip sales, are declining rapidly and the leading OEMs no longer offer Zip products as “configure to order” options. With declining volumes, Zip component suppliers are winding down production at increasing rates, forcing the Company to make last-time purchases of key components. All of these challenges will continue for the remainder of the Zip product life cycle.

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary. The Company performed the impairment test required under SFAS 142 in the first quarter of 2005 and has determined that the goodwill was not yet impaired. However, as Zip sales and profits continue to decline, the Company anticipates that the Zip goodwill may start to become impaired in late 2005 or early 2006.

In light of the above factors, the Company can offer no assurance that it will be able to maintain profitable operations on its Zip business in any subsequent quarter or year.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

REV Products

In April 2004, the Company began shipping the first products in its REV product line. In the current environment, the Company believes that the REV product line represents the most realistic opportunity to develop a significant PPM stream which could at least partially offset the rapidly declining Zip PPM. Nevertheless, the Company’s introduction of REV products entails numerous risks, including risks relating to factors such as the following:

  Inability to create product awareness or lack of market acceptance;
  Failure to achieve Company REV product sales and PPM goals;
  Failure to maintain acceptable arrangements with product suppliers;
  Failure to achieve or maintain an appropriate cost structure for this business segment;
  Failure to achieve significant OEM adoption of the products;
  Unforeseen manufacturing, technical or supplier delays or issues, quality issues or component supply issues;
  Intense competition from competing technologies;
  Significant sales and marketing expenses which could cause on-going product losses and
  Risks that third parties may assert intellectual property claims against REV products.

It is unlikely that the Company as currently structured will be able to operate profitably unless and until REV products generate significant revenue and positive PPM. Although the Company has qualified REV internal drives with smaller OEMs, the Company believes that the ultimate commercial success of REV products is dependent upon the Company’s ability to increase awareness of REV product attributes and value and tier one server OEM adoption and acceptance. This has not occurred, and the Company can offer no assurance that it will occur, that the Company will be able to successfully resolve any of the preceding challenges, problems or risks, or that the Company will be able to generate significant PPM from its REV business.

Consumer Storage Solutions

The Company’s Consumer Storage Solutions segment is comprised of optical (CD-RW and DVD rewritable) drives, external hard drives, Iomega Mini and Micro Mini USB flash drives and external floppy drives. The Company is maintaining a presence in the various Consumer Storage Solutions markets in order to achieve its overall objective to be viewed as a full-line supplier of digital mobile and desktop storage products for the Company’s retail, catalog and online customers. Moreover, the Consumer Storage Solutions segment provides a significant percentage of the Company’s revenues and absorbs a material percentage of the Company’s operating expenses. However, unlike its Zip business, the Company’s Consumer Storage Solutions business has never provided a significant source of PPM. There are a number of material differences between the Consumer Storage Solutions and its Zip and REV businesses, including the following: a) in most cases, the Company’s Consumer Storage Solutions products are functionally identical to numerous other products available in the marketplace; b) the Company owns very little significant intellectual property relating to its Consumer Storage Solutions; c) there is intense price competition between different manufacturers and providers of Consumer Storage Solutions products; d) there is a need to continually requalify new drives, products and suppliers as new products or capacities are introduced and e) in the case of CD-RW, DVD rewritable and external floppy disk drives, these drives use very low-cost, non-proprietary discs/disks available from many sources.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

The overall Consumer Storage Solutions Products business is characterized by low (and frequently negative) gross margins, frequent end user price reductions, the frequent introduction of new products, performance upgrades for existing products, periods of under- and over-supply of products or key components, and intense competition from both brand name and generic, low-cost competitors. In order to successfully compete, the Company must accurately forecast demand and closely monitor its inventory levels, product transitions and other marketing expenses among other items. The Company must also secure quality products, meet aggressive product price and performance targets, create market demand for its particular brand of products and hold sufficient, but not excess, inventory. Finally, the Company must maintain shelf space with retailers who carry the Company’s products. Historically, the Company has failed to accomplish these objectives. Since the Company entered the optical market in 1999 and began sourcing products from other third-party suppliers, the Company has reported product losses on its Optical and the Consumer Storage Solutions business as a whole every year through 2004.

There are other risks associated with shipping Consumer Storage Solutions products. Such products may infringe another party’s protected intellectual property, may lack adequate quality or may otherwise expose the Company to liabilities which could exceed the profits or even the revenues that the Company would recognize from selling such products. The Company has implemented a regional assembly process by which certain Consumer Storage Solutions products undergo final assembly in various worldwide locations. This process is intended to increase efficiency by allowing the Company greater flexibility to respond to demand for products while reducing inventory requirements. However, the Company has yet to fully realize the benefits of the regional assembly process and other supply chain improvement projects. There can be no assurance that the regional assembly strategy will achieve these objectives. In summary, the Company can provide no assurance that it will be able to successfully manage any of the risks set forth above or achieve sustainable profitability on these products.

Network Storage Systems

The Network Attached Storage server market is dominated by large computer providers (including Dell and Hewlett-Packard) with resources far in excess of the Company’s, is highly price competitive, primarily relies upon VARs to resell the products and requires core competencies in server, software, systems integration and networking technologies. The Company focuses on the entry-level and low-end Network Attached Storage markets, where it attempts to leverage its small- to medium-sized business customer base and channel customers, including existing VARs already focused on these customers. However, the Company has not yet successfully developed, nor can the Company provide any assurance that it will successfully develop, the necessary core competencies to successfully compete in this market segment and achieve profitability.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Development and Introduction of New Products and New Revenue Streams

In light of the rapid technological advances and competitive nature of the data storage industry, the Company believes that it must continually either develop or acquire the right to profitably sell new products in order to remain viable. The Company’s efforts in this regard have frequently been unsuccessful. During 1999, 2000 and 2001, the Company invested significant resources in developing and launching new products, including Peerless, PocketZip, HipZip, FotoShow and Microdrive products. The Company was unable to sell any of these products profitably and no longer markets any of these products. In 2002, the Company introduced additional products including desktop and portable HDD drives and Iomega Mini USB flash drives as well as Network Attached Storage servers. In 2003, the Company introduced rewritable DVD drives and external floppy disk drives. In 2004, the Company introduced REV, Network HDD and Mini HDD products. With the exception of the external floppy disk drive, the Company has not yet been able to maintain profitable operations on any of these products.

Over the past three years, the Company spent significant resources developing two new high capacity removable storage devices, referred to as REV products (discussed above) and DCT technology. The Company launched its REV products, but never launched any DCT products. The Company is currently spending significant resources attempting to develop technologies and new products, including next-generation REV products. The Company may spend additional resources attempting to acquire the rights to new technologies, to fund development of such technologies, or to otherwise differentiate existing products. The Company can provide no assurance that it will succeed in any of these endeavors or that any of these expenditures will result in products or technology which the Company can profitably sell or license.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company is required to include in each annual report a report on internal control over financial reporting.

For the year ended December 31, 2004, the Company reported a material weakness in internal control related to the internal control surrounding the Company’s distribution and logistics service provider. The Company will continue to report this material weakness in subsequent quarterly and annual reports until such time as the service provider develops sufficient internal control or until such time as the Company develops sufficient compensating controls. At the end of the first quarter of 2005, neither the Company nor the service provider was able to fully remediate this internal control weakness.

Further, the Company is at risk that any future failure of its own internal control or the internal control at any of its outsourcing partners could result in additional reported material weaknesses. The Company tries to reduce this risk through the use of compensating or redundant controls at the Company. The Company also requires a written, audited report from its key outsourced service providers (this report being known as a “SAS 70 Report”) on their internal controls. The Company can provide no assurance that it will be successful in these efforts to avoid reporting future material weakness of internal control. Any such reported material weakness could have a material impact on the Company’s financial statements or have other adverse consequences.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

General Economic Conditions

The Company is subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, terrorism or other factors could affect the Company’s operating results.

Collection Risks

Although the Company uses commercially reasonable steps to manage the credit granted to its customers, certain trade receivable balances from one or more of its customers may become uncollectible. This could adversely affect the Company’s financial results. The Company may be required to increase its allowance for doubtful accounts in the future, which also could have an adverse effect upon the Company.

Company Operations

The Company has experienced and may in the future experience significant fluctuations in its quarterly operating results. Moreover, because the Company’s expense levels (including budgeted selling, general and administrative and research and development expenses) are based, in part, on expectations of future sales levels, a shortfall in expected sales could result in a disproportionate adverse effect on the Company’s net income and cash flow. In addition, in light of the Company’s declining revenues and recent operating losses, it is becoming increasingly difficult for the Company to negotiate or maintain favorable pricing, supply, business or credit terms with its vendors, suppliers and service providers; in some cases existing vendors, suppliers and service providers have begun imposing more stringent terms or even eliminating credit altogether. The Company anticipates continued challenges in this area until and unless the Company is able to maintain consistently profitable operations. The Company can offer no assurance that it will ever do so.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Product Procurement

The Company has fully outsourced all manufacturing and has no direct control over the manufacturing processes of any of its products. Consequently, the Company’s ability to quickly increase or decrease production rates is limited. In addition, the Company’s lack of control over its manufacturing processes may increase quality or reliability risks. The Company may incur increased product or operational costs in the future.

Zip and REV products are each manufactured by single manufacturers, which creates certain risks for the Company, including risks of disruption in the supply of Zip and REV products in the event of labor, quality or other problems at the Zip or REV product manufacturers. In addition, product manufacturing costs may increase if the Company fails to achieve anticipated volumes. There can be no assurance that the Company will be able to successfully manage these risks.

Distribution and Logistics

The Company has outsourced its distribution and logistics centers. Consequently, the Company is reliant upon the computer systems, business processes, and internal controls of its outsourcing partners and logistics services providers. The Company faces risks that these systems may have communication, compatibility, control or reliability problems. In addition, the Company faces risks of operational interruptions, missed or delayed shipments and inventory management risks. The Company faces risks of additional disruption in light of the relocation of distribution facilities in the first quarter of 2005. Since the first quarter 2004 transition to the current distribution and logistics service providers, the Company has experienced operational disruptions and has reported a material weakness in internal control over financial reporting due to some of these factors. The Company hopes to realize cost savings and operational efficiencies as a result of outsourcing distribution and logistics services, but can provide no assurance that it will do so.

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

Component Supplies

Although the Company has fully outsourced its manufacturing, the Company has retained responsibility for the supply of certain key components. The Company has experienced difficulty in the past, and may experience difficulty in the future, in obtaining a sufficient supply of key components on a timely and cost effective basis. Many components incorporated or used in the manufacture of the Company’s products are currently available only from single source suppliers or from a limited number of suppliers and are purchased by the Company without guaranteed supply arrangements. As Zip product volumes have declined, multiple suppliers have imposed component price increases and the Company has incurred end of life material charges. This increases the overall cost of the Zip products, and the Company expects this trend to continue as long as it continues to manufacture Zip products. Should REV product volumes fail to ramp significantly, the Company may experience similar component cost increases and other component availability challenges. There can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely and cost effective basis.

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
  A requirement that the Company pay royalties to a third party either for past product shipments or in order to continue to market and distribute current or future products;
  A requirement that the Company devote unplanned resources to developing modifications to its products or marketing programs or
  A requirement that the Company indemnify third parties who have distributed the infringing product with the Company's permission.

The Company routinely reviews and responds to claims from third parties for patent royalties, both on products designed or sold by the Company and products designed and supplied to the Company by third parties. Resolution of patent infringement demand letters and lawsuits can be very costly, with legal fees and costs running into the millions of dollars.

The Company attempts to protect its intellectual property rights through a variety of means, including seeking and obtaining patents, trademarks and copyrights, and through license, nondisclosure and other agreements. The Company’s failure to properly protect its intellectual property rights could have adverse consequences. Although the Company has, in general, been successful in its efforts to protect its intellectual property rights, there is no assurance that it will be able to do so in the future.

Legal Risks

The Company has entered into multiple agreements, including license, service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. The Company is also subject to an array of regulatory and compliance requirements. In addition, the Company employs several hundred individuals throughout the world. Although the Company attempts to fulfill all of its obligations, enforce all of its rights, and comply with all applicable laws and regulations under these agreements and relationships, there is no assurance that it will be able to do so. The Company has been sued and may be sued under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement and other theories. Such litigation, regardless of outcome, may have an adverse effect upon the Company’s profitability or public perception.

Restructuring and Other Cost Reduction Activities

During the third quarter of 2004, the Company restructured its operations in an attempt to align its cost structure with the Company’s future business direction and expected revenue streams. In light of the first quarter 2005 net loss, during second quarter 2005, the Company plans to begin the process of reviewing its product portfolio, distribution channels and cost structure, with the goal of ensuring that the Company is building a business model that offers the best balance between profitable revenue, customer choice and expenses. There can be no assurance that any review will bring the Company back to profitability, and further cost cutting and restructuring activities could lead to material charges, legal liabilities and other claims associated with such actions.

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

IOMEGA CORPORATION AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

The fair value of the Company’s forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.8 million at April 3, 2005 and $4.2 million at December 31, 2004. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of April 3, 2005 and December 31, 2004, the Company’s analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying net assets and liabilities, would not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of the Company’s hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the Company’s ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from the Company’s analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and the Company’s actual exposures and hedges.

The Company did not have any significant debt outstanding at April 3, 2005 and December 31, 2004. Should the Company need to borrow funds in the future, it would be subject to credit-based interest rate risks. The Company is also subject to interest rate risks on its current cash, cash equivalents and temporary investment balances. For example, if the interest rate on the Company’s interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.3 million during the quarter ended April 3, 2005 and $0.4 million during the quarter ended March 28, 2004. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company’s response to such hypothetical conditions.

Investments purchased with maturities in excess of three months are classified as temporary investments. None of the Company’s temporary investments have an effective maturity greater than 24 months and at April 3, 2005, the average duration of the Company’s temporary investments was less than 19 months, as compared to less than 16 months at December 31, 2004. At April 3, 2005, the Company had debt security investments of $6.6 million that will mature within one year and $17.9 million that will mature in more than one year but less than two years. Temporary investments at April 3, 2005 and December 31, 2004 consisted primarily of investments in U.S treasuries, U.S. agencies, certificates of deposit and corporate obligations. The Company seeks to minimize its credit risk associated with temporary investments by purchasing investment grade, liquid securities. The Company has classified all of its temporary investments as available-for-sale securities.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of April 3, 2005, the Company’s disclosure controls and procedures were not effective because of the material weakness that was disclosed in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2004 and described below.

As previously disclosed, for the year ended December 31, 2004, the Company determined a material weakness exists in the Company’s internal control over financial reporting related to controls maintained by the Company’s third-party distribution/logistics service provider and the Company’s lack of adequate or comprehensive compensating internal control. The Company is reliant upon this service provider for worldwide inventory management, product pack-out, order fulfillment, final product assembly on certain product lines and order management in Europe. The material weakness is primarily attributable to: (i) pervasive control weaknesses in the third-party distribution/logistics service provider’s general information technology (“IT”) controls relating to change management and system access and (ii) control weaknesses in the third-party distribution/logistics service provider’s inventory management processes, primarily in the areas of physical security and inventory receipts, combined with (iii) a lack of adequate or comprehensive compensating internal controls at the Company.

The material weakness has not resulted in the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

As disclosed the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2004, the Company has implemented several new procedures with the goal to remediate this material weakness. However, these new procedures were implemented too late in the first quarter of 2005 to be considered effective, particularly the new processes that were required of the third-party distribution/logistics service provider.

The new procedures that began to be implemented during the quarter ended April 3, 2005, included the following:

  Beginning in the first quarter of 2005, the Company participated in quarter-end physical inventories in every location in which Company inventory was held and Company representatives played an expanded role in such inventories (the Company’s past practice was to participate in such inventories at only the larger locations);
  The Company obtained a detailed action plan from the third-party distribution/logistics service provider which lays out how and when it anticipates it will correct its control weaknesses and the Company expects to hold regular meetings with the service provider to monitor its progress in this regard and
  The Company expects to perform periodic monitoring, auditing and testing of the third-party distribution/logistics service provider’s controls to obtain first-hand knowledge of issues and to verify that required and promised improvements are being achieved.

IOMEGA CORPORATION AND SUBSIDIARIES
CONTROLS AND PROCEDURES (Continued)

The remediation steps needed to be taken by the third-party distribution/logistics service provider were not fully implemented by April 3, 2005. Many of the remediation actions by the third-party distribution/logistics provider are not anticipated to be completed until July of 2005. However, the Company is continuing to focus on its compensating controls with the plan to correct the material weakness in the second or third quarter of 2005.

The Company believes that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Except for the controls described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended April 3, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of the Company’s chief executive officer and chief financial officer attached as Exhibits 31.5 and 31.6 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The Company did not sell any equity securities during the quarter ended April 3, 2005 that were not registered under the Securities Act of 1933.

During the quarter ended April 3, 2005, the Company did not repurchase any shares of the Company’s Common Stock. As of April 3, 2005, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by the Company’s Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005 Dated: May 12, 2005	IOMEGA CORPORATION
        (Registrant)

/s/ Werner T. Heid
Werner T. Heid
       President and Chief Executive Officer

/s/ Thomas Liguori
Thomas Liguori
       Vice President, Finance and
              Chief Financial Officer
              (Principal financial and
accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Index	Description

10.24	2005 Iomega Incentive Bonus Plan.

10.25	Employment letter, dated March 8, 2005 between the Company and Ron Gillies.

31.5	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.6	Section 302 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.

32.3	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.4	Section 906 certification letter from Thomas Liguori, Vice President, Finance and Interim Chief Financial Officer.