Form 10-Q
period 2005-07-03
IOMEGA CORP
filed 2005-08-09
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2005.

Common Stock, par value $0.03 1/3 (Title of each class)	51,612,173 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                                                        Page

Note Regarding Forward-Looking Statements..........................................................       2

                                            PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at July 3, 2005
             and December 31, 2004.................................................................       3

         Condensed Consolidated Statements of Operations for the Quarter
             Ended July 3, 2005 and June 27, 2004..................................................       4

         Condensed Consolidated Statements of Operations for the Six Months
             Ended July 3, 2005 and June 27, 2004..................................................       5

         Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended July 3, 2005 and June 27, 2004..................................................       6

         Notes to Condensed Consolidated Financial Statements......................................       7

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, any statements referring to:

  Anticipated future amortization expenses;
  The goal to return to operating profitability in the fourth quarter of 2005;
  Our intention to wind down certain product lines and focus ongoing resources on hard drive-based product solutions including REV products, portable, desktop, network and mini hard disk drives (“HDD”) and Network Storage Systems (“NSS”) for consumer and small business markets and to continue to manage the Zip products business with the goal to maximize cash flow;
  The amount of anticipated restructuring charges under the restructuring plan announced July 26, 2005;
  Anticipated benefits resulting from the restructuring plan announced July 26, 2005, including anticipated annual cost savings, streamlining of products and internal business systems, an improved go-to-market strategy for new products and the possibility of sales growth and higher margins;
  The expectation that a streamlined organization and faster time-to-market will enable sales growth and higher margins;
  The estimates of income taxes that could be incurred upon repatriation of foreign earnings;
  Our current expectation that we will not utilize the cash repatriation provisions of the American Jobs Creation Act of 2004;
  The goal to develop REV products into a significant part of our overall product portfolio;
  The goal to improve Consumer Storage Solutions product gross margins;
  The goal to reverse negative cash flows from operations through the July 2005 restructuring actions and other cost reductions; and
  Our belief that our balance of total unrestricted cash, cash equivalents, and temporary investments will be sufficient to fund anticipated working capital requirements for at least one year.

Any other statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

Numerous factors could cause actual events or results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” “Factors Affecting Future Operating Results” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date of this report and we specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                 July 3, 2005      Dec. 31, 2004
                                                                 ------------      -------------
                                                                  (Unaudited)
                                                    ASSETS
Current Assets:
  Cash and cash equivalents                                        $  86,467         $ 103,403
  Restricted cash                                                        259                 -
  Temporary investments                                               23,128            17,406
  Trade receivables, less allowance for doubtful accounts
    of $2,361 at July 3, 2005 and $2,885 at December 31, 2004         18,163            30,764
  Inventories                                                         21,599            31,345
  Deferred income taxes                                                7,056             9,710
  Other current assets                                                 4,923             7,045
                                                                   ---------         ---------
    Total Current Assets                                             161,595           199,673
                                                                   ---------         ---------

Property and Equipment, at Cost                                      100,436           128,395
Accumulated Depreciation                                             (89,585)         (114,832)
                                                                   ---------         ---------
    Net Property and Equipment                                        10,851            13,563
                                                                   ---------         ---------

Goodwill                                                              11,691            11,691
Other Intangibles, Net                                                 1,715             2,448
Other Assets                                                              69               127
                                                                   ---------         ---------
  Total Assets                                                     $ 185,921         $ 227,502
                                                                   =========         =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $  23,734         $  35,166
  Other current liabilities                                           51,135            65,607
  Income taxes payable                                                   291               664
                                                                   ---------         ---------
    Total Current Liabilities                                         75,160           101,437
                                                                   ---------         ---------

Other Long-Term Liabilities                                               99               721
Deferred Income Taxes                                                 19,694            22,537
Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders' Equity:
  Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,045,095 shares at July 3, 2005
    and 55,028,902 shares at December 31, 2004                         1,838             1,837
  Additional paid-in capital                                          79,198            78,713
  Less: 3,432,922 Common Stock treasury shares, at cost              (33,791)          (33,791)
  Retained earnings                                                   43,723            56,048
                                                                   ---------         ---------
    Total Stockholders' Equity                                        90,968           102,807
                                                                   ---------         ---------
      Total Liabilities and Stockholders' Equity                   $ 185,921         $ 227,502
                                                                   =========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                      For the Quarter Ended
                                                                   ---------------------------
                                                                    July 3,          June 27,
                                                                     2005              2004
                                                                   ---------         ---------
                                                                           (Unaudited)
Sales                                                               $ 65,736         $  77,642
Cost of sales                                                         52,209            62,861
                                                                    --------         ---------
  Gross Margin                                                        13,527            14,781
                                                                    --------         ---------

Operating Expenses:
  Selling, general and administrative                                 16,134            24,441
  Research and development                                             4,116             6,704
  License and patent fees                                               (405)                -
  Restructuring charges (reversals)                                      (41)              152
  Bad debt credit                                                         (5)             (384)
                                                                    --------         ---------
    Total Operating Expenses                                          19,799            30,913
                                                                    --------         ---------
  Operating Loss                                                      (6,272)          (16,132)

Interest income                                                          532               361
Interest expense and other income and (expense), net                    (839)             (568)
                                                                    --------         ---------
  Loss Before Income Taxes                                            (6,579)          (16,339)

Benefit (provision) for income taxes                                     179            (3,454)
                                                                    --------         ---------
  Net Loss                                                          $ (6,400)        $ (19,793)
                                                                    ========         =========

Net Loss Per Basic and Diluted Common Share                         $  (0.12)        $   (0.38)
                                                                    ========         =========

Weighted Average Common Shares Outstanding                            51,612            51,529
                                                                    ========         =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                     For the Six Months Ended
                                                                    --------------------------
                                                                     July 3,          June 27,
                                                                      2005              2004
                                                                    ---------        ---------
                                                                            (Unaudited)
Sales                                                               $ 138,666        $ 161,768
Cost of sales                                                         108,594          122,637
                                                                    ---------        ---------
  Gross Margin                                                         30,072           39,131
                                                                    ---------        ---------

Operating Expenses:
  Selling, general and administrative                                  34,636           47,636
  Research and development                                              8,220           13,169
  License and patent fees                                                (412)               -
  Restructuring charges                                                   194              698
  Bad debt credit                                                        (292)            (260)
                                                                    ---------        ---------
    Total Operating Expenses                                           42,346           61,243
                                                                    ---------        ---------
  Operating Loss                                                      (12,274)         (22,112)

Interest income                                                           967              732
Interest expense and other income and (expense), net                   (1,728)            (509)
                                                                    ---------        ---------
  Loss Before Income Taxes                                            (13,035)         (21,889)

Benefit (provision) for income taxes                                      710           (2,769)
                                                                    ---------        ---------
  Net Loss                                                          $ (12,325)       $ (24,658)
                                                                    =========        =========

Net Loss Per Basic and Diluted Common Share                         $   (0.24)       $   (0.48)
                                                                    =========        =========

Weighted Average Common Shares Outstanding                             51,611           51,528
                                                                    =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                     For the Six Months Ended
                                                                    --------------------------
                                                                     July 3,          June 27,
                                                                      2005              2004
                                                                    ---------        ---------
                                                                            (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                          $ (12,325)       $ (24,658)
  Revenue and Expense Adjustments:
    Depreciation and amortization                                       3,945            4,393
    Deferred income tax (provision) benefit                              (328)           5,787
    Stock compensation expense                                            438              552
    Inventory write-offs                                                  980                -
    Bad debt credit                                                      (292)            (260)
    Other                                                                  87               83

  Changes in Assets and Liabilities:
    Restricted cash                                                      (259)             (50)
    Trade receivables                                                  12,893            9,415
    Inventories                                                         8,766            1,930
    Other current assets                                                2,122           (1,312)
    Accounts payable                                                  (11,472)          (2,900)
    Other current liabilities                                         (12,285)         (13,546)
    Accrued restructuring                                              (2,194)          (2,367)
    Income taxes                                                         (373)          (3,292)
                                                                    ---------        ---------
      Net cash used in operating activities                           (10,297)         (26,225)
                                                                    ---------        ---------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                    (829)          (7,770)
  Proceeds from sale of assets                                            641              101
  Purchases of temporary investments                                  (33,174)        (181,182)
  Sales of temporary investments                                       27,464          161,326
  Initial investment in ByteTaxi (net of $171 of cash)                    (44)               -
  Net change in other assets and other liabilities                       (663)            (878)
                                                                    ---------        ---------
    Net cash used in investing activities                              (6,605)         (28,403)
                                                                    ---------        ---------

Cash Flows from Financing Activities:
  Payments on long-term debt                                              (40)               -
  Proceeds from sales of Common Stock                                       6               10
                                                                    ---------        ---------
    Net cash provided by (used in) financing activities                   (34)              10
                                                                    ---------        ---------
Net Decrease in Total Cash and Cash Equivalents                       (16,936)         (54,618)
Total Cash and Cash Equivalents at Beginning of Period                103,403          122,591
                                                                    ---------        ---------
Total Cash and Cash Equivalents at End of Period                    $  86,467        $  67,973
                                                                    =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Significant Accounting Policies

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of July 3, 2005 and December 31, 2004, the results of operations for the quarter and six month periods ended July 3, 2005 and June 27, 2004 and cash flows for the six month periods ended July 3, 2005 and June 27, 2004.

The results of operations for the quarter and six month periods ended July 3, 2005 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current year’s presentation. All prior year business segment information has been restated to be consistent with the current year presentation.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   July 3,      Dec. 31,
                                                    2005          2004
                                                  --------      --------
                                                      (In thousands)

   Raw materials                                  $    343      $    461
   Finished goods                                   21,256        30,884
                                                  --------      --------
                                                  $ 21,599      $ 31,345
                                                  ========      ========

We evaluate the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). We include product costs and direct selling expenses in its analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories through a charge to cost of sales. In addition, we generally consider inventory which is not expected to be sold within established timelines, as forecasted by our material requirements planning system, as excess and thus appropriate inventory reserves are established through a charge to cost of sales.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarters and six month periods ending July 3, 2005 and June 27, 2004, thus there was no dilution as all outstanding options were considered anti-dilutive. For the quarter and six month period ending June 27, 2004, all unvested restricted common shares granted under the Management Incentive Plan (“MIP”) were also considered anti-dilutive. We had no securities that were considered dilutive for all presented periods.

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period as well as the number of MIP restricted shares that were not vested:

                                      For the Quarter Ended        For the Six Months Ended
                                     -----------------------      --------------------------
                                      July 3,      June 27,        July 3,          June 27,
                                       2005          2004            2005             2004
                                     ---------    ----------      ---------        ---------

   Out of the money options          2,087,531     1,105,754      1,978,117        1,070,905
   Unvested MIP restricted shares            -        18,846              -           18,846

Accrued Warranty

We accrue for warranty costs based on estimated warranty return rates and estimated costs to repair. We use a statistical-based model to estimate warranty accrual requirements. The statistical model, used to project future returns, is based upon a rolling monthly calculation that computes the number of units required in the warranty reserve and is based upon monthly sales, actual returns and projected return rates. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Actual warranty costs are charged against the warranty reserve. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty returns and repair cost. We review the adequacy of our recorded warranty liability on a quarterly basis and record the necessary adjustments to the warranty liability.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Significant Accounting Policies (Continued)

Changes in our warranty liability during all periods presented were as follows:

                                      For the Quarter Ended      For the Six Months Ended
                                      ---------------------      ------------------------
                                      July 3,      June 27,      July 3,         June 27,
                                       2005          2004         2005             2004
                                      -------      --------      -------         --------
                                                       (In thousands)

   Balance at beginning of period     $ 5,462       $ 4,664      $ 5,537          $ 5,225
     Accruals/additions                 1,261         2,489        3,370            4,545
     Claims                            (1,597)       (2,044)      (3,781)          (4,661)
                                      -------       -------      -------          -------
   Balance at end of period           $ 5,126       $ 5,109      $ 5,126          $ 5,109
                                      =======       =======      =======          =======

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the “intrinsic” recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123‘s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the condensed consolidated statements of cash flows. On April 14, 2005, the SEC announced that it had delayed the implementation date for calendar year-end companies to January 1, 2006. We are currently accounting for all of our stock-based compensation under the fair value method as outlined in SFAS 123 and will adopt SFAS 123r beginning in the first quarter of 2006. We have not yet evaluated the potential impacts of SFAS 123r.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 and we will adopt it at that time. The future impact to us will depend entirely on the nature of any future accounting changes.

(2) Income Taxes

For the quarter ended July 3, 2005, we recorded an income tax benefit of $0.2 million on a pre-tax loss of $6.6 million. The statutory tax benefit of $2.6 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax benefit of $0.2 million was comprised of small adjustments related to deferred taxes.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2) Income Taxes (Continued)

For the quarter ended June 27, 2004, we recorded an income tax provision of $3.5 million on a pre-tax loss of $16.3 million. The net tax provision for the quarter ended June 27, 2004 was comprised of a $12.5 million tax charge to increase the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $6.4 million on the quarter’s pre-tax loss, and a $2.6 million benefit resulting primarily from the release of tax accruals associated with our foreign operations. Included in the $12.5 million increase in the valuation allowance was an $8.5 million valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in our intention to repatriate foreign cash to the U.S. in the form of dividends in the future.

For the six months ended July 3, 2005, we recorded an income tax benefit of $0.7 million on a pre-tax loss of $13.0 million. The statutory tax benefit of $5.1 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.7 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.3 million of various adjustments related to deferred taxes.

For the six months ended June 27, 2004, we recorded a net tax provision of $2.8 million on a pre-tax loss of $21.9 million. The net tax provision was comprised of $13.2 million in tax charges to increase the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $8.5 million on the pre-tax loss for the six months ended June 27, 2004 and a $1.9 million benefit resulting primarily from the release of tax accruals associated with our foreign operations. Included in the $13.2 million increase in the valuation allowance was an $8.5 million valuation allowance resulting from deemed Swiss withholding taxes on foreign earnings described above in the paragraph discussing the quarter ended June 27, 2004.

We have evaluated the repatriation provisions of the American Jobs Creation Act of 2004 and at this time, in an effort to conserve cash, we do not anticipate utilizing this provision.

(3) Business Segment Information

We have five reportable segments, which are organized into three business categories as follows:

      Business Categories                  Reportable Segments
    -----------------------          ------------------------------

    Consumer Products                1.  Zip Products
                                     2.  Consumer Storage Solutions

    Business Products                3.  REV Products
                                     4.  Network Storage Systems

    Other Products                   5.  Other Products

Consumer Products

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3) Business Segment Information (Continued)

Our Consumer Storage Solutions segment involves the worldwide distribution and sale of various storage devices including: portable, desktop, network and mini hard disk drives (“HDD”); CD-RW drives; DVD rewritable drives; Iomega Mini and Micro Mini USB flash drives and external floppy disk drives. In some cases, we perform final assembly work of purchased components; in other cases, we purchase and resell substantially complete products.

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

The Network Storage Systems (“NSS”) segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market.

Other Products

The Other Products segment consists of license and patent fees and products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. The Other Products segment included the research and development of the Digital Capture Technology (“DCT”) development program, which was cancelled in the second half of 2004.

Product Profit Margin

We evaluate product segment performance based on product profit margin (“PPM”). PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include: advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

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

Reportable Operating Segment Information:

                                        For the Quarter Ended       For the Six Months Ended
                                        ---------------------       ------------------------
                                         July 3,     June 27,         July 3,       June 27,
                                          2005         2004            2005           2004
                                        --------     --------       ---------      ---------
Sales:                                                   (In thousands)
Consumer Products:
  Zip products                          $ 16,778     $ 32,319       $  36,923      $  76,539
  Consumer Storage Solutions              33,147       32,731          69,596         67,857
                                        --------     --------       ---------      ---------
    Total Consumer Products               49,925       65,050         106,519        144,396
Business Products:
  REV products                            11,141        7,491          23,234          7,491
  Network Storage Systems                  4,154        3,973           7,939          7,365
                                        --------     --------       ---------      ---------
    Total Business Products               15,295       11,464          31,173         14,856
Other Products                               516        1,128             974          2,516
                                        --------     --------       ---------      ---------
    Total sales                         $ 65,736     $ 77,642       $ 138,666      $ 161,768
                                        ========     ========       =========      =========

PPM (Product Loss):
Consumer Products:
  Zip products                          $  7,717     $ 10,675       $  17,779      $  28,842
  Consumer Storage Solutions              (2,160)      (1,195)         (3,041)          (724)
                                        --------     --------       ---------      ---------
    Total Consumer Products                5,557        9,480          14,738         28,118
Business Products:
  REV products                            (1,584)      (6,671)         (3,402)       (12,286)
  Network Storage Systems                     33          317            (266)          (494)
                                        --------     --------       ---------      ---------
    Total Business Products               (1,551)      (6,354)         (3,668)       (12,780)
Other Products                               562       (2,480)            655         (4,287)
                                        --------     --------       ---------      ---------
    Total PPM                              4,568          646          11,725         11,051

Common Expenses:
  General corporate expenses             (10,881)     (16,626)        (23,805)       (32,465)
  Restructuring (charges) reversals           41         (152)           (194)          (698)
  Interest and other income
    (expense), net                          (307)        (207)           (761)           223
                                        --------     --------       ---------      ---------
    Loss before income taxes            $ (6,579)    $(16,339)      $ (13,035)     $ (21,889)
                                        ========     ========       =========      =========

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges/Reversals

As of July 3, 2005, restructuring reserves existed under three different restructuring actions: the 2004 restructuring actions, the 2003 restructuring actions and the 2001 restructuring actions. For more detail related to the 2001 and 2003 restructuring actions, see our 2004 Annual Report on Form 10-K.

2004 Restructuring Actions

During 2004, we recorded $3.7 million of restructuring charges for the 2004 restructuring actions. This included $2.6 million of cash charges for severance and benefits for 141 regular and temporary personnel worldwide who were notified during 2004 that their positions were being eliminated (there were no charges related to the 17 temporary employees whose positions were eliminated), $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels at that time.

The worldwide workforce reduction was across all business functions and across all levels of Iomega. Of the 141 regular and temporary individuals worldwide that were notified during 2004, 15 employees worked on a transition basis into the first and/or second quarters of 2005. Three of these employees were rehired full-time which decreased the headcount reduction to 138 employees.

The total separation payments or liability for the 138 employees whose positions have been eliminated under the 2004 restructuring plan was $2.8 million.

The total charges for the 2004 restructuring actions were $3.9 million. As of July 3, 2005, we have made $3.2 million in cumulative cash payments related to the 2004 restructuring actions, of which $1.1 million was disbursed during the first quarter of 2005 and $0.3 million was disbursed during the second quarter of 2005.

Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended July 3, 2005 are summarized below:

                                     Balance                                          Balance
2004 Restructuring Actions           04/03/05   Utilized    Additions   (Reversals)   07/03/05
---------------------------          --------   --------    ---------   -----------   --------
                                                          (In thousands)

Severance and benefits (a)            $ 131      $  (82)       $ 25        $ (63)      $  11
Lease termination costs (a)             528        (244)          -            -         284
Furniture (b)                           250         (48)          -            -         202
                                      -----      ------        ----        -----       -----
                                      $ 909      $ (374)       $ 25        $ (63)      $ 497
                                      =====      ======        ====        =====       =====

Balance Sheet Breakout:
  Other current liabilities (a)       $ 659      $ (326)       $ 25        $ (63)      $ 295
  Fixed asset reserves (b)              250         (48)          -            -         202
                                      -----      ------        ----        -----       -----
                                      $ 909      $ (374)       $ 25        $ (63)      $ 497
                                      =====      ======        ====        =====       =====

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the 2004 restructuring charges during the six months ended July 3, 2005 are summarized below:

                                     Balance                                          Balance
2004 Restructuring Actions           12/31/04   Utilized    Additions   (Reversals)   07/03/05
---------------------------          --------   --------    ---------   -----------   --------
                                                          (In thousands)

Severance and benefits (a)            $   766   $   (952)     $ 260        $ (63)      $  11
Lease termination costs (a)               725       (441)         -            -         284
Furniture (b)                             346       (144)         -            -         202
                                      -------   --------      -----        -----       -----
                                      $ 1,837   $ (1,537)     $ 260        $ (63)      $ 497
                                      =======   ========      =====        =====       =====

Balance Sheet Breakout:
  Other current liabilities (a)       $ 1,491   $ (1,393)     $ 260        $ (63)      $ 295
  Fixed asset reserves (b)                346       (144)         -            -         202
                                      -------   --------      -----        -----       -----
                                      $ 1,837   $ (1,537)     $ 260        $ (63)      $ 497
                                      =======   ========      =====        =====       =====

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

At July 3, 2005, the remaining severance and benefits relate to an employee who was on transition until the end of the second quarter of 2005. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in 2008. We are trying to sublease these facilities. We anticipate disposing of the excess furniture by the end of 2005.

2001 and 2003 Restructuring Actions

During the first quarter of 2004, we recorded an additional $0.5 million in restructuring charges related to the 2001 restructuring actions for our Ireland facility due to our inability to sublease the facility as a result of continuing depressed real estate market conditions in Ireland.

During the first quarter of 2004, we also recorded $0.3 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004 under the 2003 restructuring actions. However, during the first quarter of 2004, we also released $0.3 million of estimated outplacement liabilities as employee usage of outplacement resources was less than originally estimated. During the second quarter of 2004, we recorded an additional $0.2 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to employees who remained in transition into 2004 under the 2003 restructuring actions.

Cash disbursements of $0.5 million were made in both the first and second quarters of 2005 related to the 2001 and 2003 restructuring actions. As of July 3, 2005, approximately $1.9 million remains to be paid in cash for these two restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

Utilization of and other activity related to the 2001 and 2003 restructuring charges during the quarter ended July 3, 2005 are summarized below:

                                                Balance                               Balance
2001 and 2003 Restructuring Actions             04/03/05     Utilized   (Reversals)   07/03/05
-----------------------------------             --------     --------   -----------   --------
                                                               (In thousands)

Severance and benefits (a)                       $     2      $    -       $  -       $     2
Lease termination costs (a)                        2,436        (487)        (2)        1,947
Leasehold Improvements and Furniture (b)             293         (62)         -           231
                                                 -------      ------       ----       -------
                                                 $ 2,731      $ (549)      $ (2)      $ 2,180
                                                 =======      ======       ====       =======

Balance Sheet Breakout:
  Other current liabilities (a)                  $ 2,438      $ (487)      $ (2)      $ 1,949
  Fixed asset reserves (b)                           293         (62)         -           231
                                                 -------      ------       ----       -------
                                                 $ 2,731      $ (549)      $ (2)      $ 2,180
                                                 =======      ======       ====       =======

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

Utilization of and other activity relating to the 2001 and 2003 restructuring charges during the six months ended July 3, 2005 are summarized below:

                                                Balance                               Balance
2001 and 2003 Restructuring Actions             12/31/04     Utilized   (Reversals)   07/03/05
-----------------------------------             --------     --------   -----------   --------
                                                                (In thousands)

Severance and benefits (a)                       $     2            -      $  -       $     2
Lease termination costs (a)                        2,945         (996)       (2)        1,947
Leasehold Improvements and Furniture (b)             360         (129)        -           231
                                                 -------     --------      ----       -------
                                                 $ 3,307     $ (1,125)     $ (2)      $ 2,180
                                                 =======     ========      ====       =======

Balance Sheet Breakout:
  Other current liabilities (a)                  $ 2,947     $   (996)     $ (2)      $ 1,949
  Fixed asset reserves (b)                           360         (129)        -           231
                                                 -------     --------      ----       -------
                                                 $ 3,307     $ (1,125)     $ (2)      $ 2,180
                                                 =======     ========      ====       =======

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in 2009. We are trying to sublease these facilities. The remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. We anticipate completing the disposal of the furniture by the end of 2005.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5) Commitments and Contingencies

Litigation

There are no material legal proceedings to which we are a party. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material impact on our business or operations.

(6) Other Matters

Other Intangible Assets

At July 3, 2005, we had $1.7 million in net intangible assets, all of which are subject to amortization. Our intangible assets include a licensing agreement and intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There have been no indicators of impairment from the time the impairment evaluation was performed in the first quarter of 2005 to July 3, 2005. During the quarter ended July 3, 2005, amortization expense was $0.6 million. During the six months ended July 3, 2004, amortization expense was $1.1 million. Amortization expense for each of the next five fiscal years is anticipated to be approximately $0.9 million for the remainder of 2005, $0.7 million in 2006, $0.1 million in 2007 and zero thereafter. As of July 3, 2005, the weighted average useful life of our intangible assets is approximately one year.

The following table presents the other intangible assets and associated amortization for all periods presented:

                                                      July 3,       Dec. 31,
                                                       2005           2004
                                                     --------       --------
                                                          (In thousands)
Other Intangible Assets:
  Gross value (1)                                    $ 12,157       $ 11,791
  Accumulated amortization                            (10,442)        (9,343)
                                                     --------       --------
    Net intangible assets                            $  1,715       $  2,448
                                                     ========       ========

(1) The intangible asset gross value increased $0.4 million in the first quarter of 2005 due to the consolidation of intellectual property related to our investment in ByteTaxi in January 2005.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7) Subsequent Event

On July 26, 2005, we announced a restructuring plan to streamline our business strategy and align our expenses with expected revenues. This plan includes the realignment of product lines and go-to-market strategies and an approximate 30% workforce reduction (120 regular employees) with the goal to return to operating profitability. We intend to focus our ongoing resources on hard drive-based product solutions (including REV, HDD and NSS drives) for consumer and small business markets and we will continue to manage the Zip products business with the goal to maximize cash flow.

We anticipate that these actions will result in annual cost savings of approximately $38 million to $42 million as compared to first half 2005 run rates, when fully implemented. Approximately 85% of the cost reductions are expected to be in operating expenses. The cost reductions include the workforce reduction, consolidation of facilities, consolidation of internal business systems, bringing in-house certain work that is currently outsourced and a more focused approach to marketing spending.

The restructuring charges, expected to range between $7 million to $10 million, are anticipated to be recorded in the second half of 2005, with the majority anticipated in the third quarter. These charges will reflect expenses associated with the workforce reduction; lease expenses associated with unutilized facilities; termination of contractual obligations; asset write-downs and other miscellaneous charges. We anticipate recording additional non-restructuring charges of $1 million to $3 million, primarily in the second half of 2005, associated with product line and information system transitions to further streamline the business and reduce future operating costs. Substantially all of the restructuring and non-restructuring charges are expected to be cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

We design and market products that help customers protect, secure, capture and share their valuable digital information. Our reportable segments are based primarily on the nature of our products and consist of Zip Products, Consumer Storage Solutions, REV Products, Network Storage Systems (“NSS”) and Other Products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Consumer Storage Solutions segment involves the worldwide distribution and sale of various storage devices including: portable, desktop, network and mini hard disk drives (“HDD”); CD-RW drives; DVD rewritable drives; Iomega Mini and Micro Mini USB flash drives and external floppy disk drives. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems that have a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed capacity. The NSS segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market. The Other Products segment consists of license and patent fees and products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Product segment has been the largest contributor to our product profit margin (“PPM”). As the Zip business has approached the end of its product life cycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip business. In recent years, we have invested significant efforts and dollars on the development of REV products, which were launched in the second quarter of 2004. The REV Products segment has yet to be profitable at the PPM level due primarily to development costs for next generation REV products, significant marketing expenses to generate market awareness and under-absorbed fixed overhead expenses at the current sales volumes.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our Consumer Storage Solutions and NSS businesses. Sales of the Consumer Storage Solutions business segment now exceed Zip product sales. However, our Consumer Storage Solutions segment has not generated significant gross margins and is not profitable. The NSS business has also incurred losses during each year of its existence, though it had a nominal PPM for the quarter ended July 3, 2005.

As part of an ongoing effort to return to profitability, we announced the implementation of restructuring actions on July 26, 2005 which include: worldwide workforce reductions, consolidation of facilities, streamlining of products and internal business systems and an improved go-to-market strategy for new products (See Note 7 to the notes to condensed consolidated financial statements for details on the anticipated restructuring charges). It is unlikely that any resulting adjustments to our cost structure will benefit operating results for the third quarter of 2005. However, it is our goal, based on the anticipated lower operating expenses resulting from the 2005 restructuring actions that will be implemented through the remainder of 2005, and with our current gross margin structure, to achieve operating profitability in the fourth quarter of 2005. Longer term, the streamlined organization and faster time-to-market are expected to enable sales growth and higher margins.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies

Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, tax valuation allowances and impairment of goodwill and other intangible assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies have not changed materially since December 31, 2004.

Seasonality

Our Consumer Storage Solutions business is typically strongest during the fourth quarter. Our European sales are typically weakest during the third quarter due to summer holidays. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Results of Operations

Our net loss for the quarter ended July 3, 2005 was $6.4 million, or $0.12 per share, compared with a net loss of $19.8 million, or $0.38 per share, for the quarter ended June 27, 2004.

Our net loss for the six months ended July 3, 2005 was $12.3 million, or $0.24 per share, compared with a net loss of $24.7 million, or $0.48 per share, for the six months ended June 27, 2004.

Sales

As shown in the table below, total sales for the quarter ended July 3, 2005 declined primarily due to lower Zip product sales, partially offset by higher sales of our REV products, which began shipping in April 2004.

                                                    For the Quarter Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004      $ Change      % Change
                                        --------    --------    ---------     --------
                                                   (In thousands, except %)
Sales:
Consumer Products:
  Zip Products                          $ 16,778    $ 32,319    $ (15,541)      (48)%
  Consumer Storage Solutions              33,147      32,731          416         1
                                        --------    --------    ---------
    Total Consumer Products               49,925      65,050      (15,125)      (23)
Business Products:
  REV Products                            11,141       7,491        3,650        49
  Network Storage Systems                  4,154       3,973          181         5
                                        --------    --------    ---------
    Total Business Products               15,295      11,464        3,831        33
Other Products                               516       1,128         (612)      (54)
                                        --------    --------    ---------
    Total sales                         $ 65,736    $ 77,642    $ (11,906)      (15)%
                                        ========    ========    =========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Zip product sales continued its expected decline for the quarter ended July 3, 2005, both in terms of units and sales dollars. The $0.4 million higher Consumer Storage Solutions sales resulted from $9.2 million of higher HDD product sales partially offset by $6.6 million of lower Optical, $1.5 million of lower Iomega Mini and Micro Mini USB flash and $0.7 million of lower floppy external drive sales. REV product sales increased due primarily to increased awareness of the product line among end users. REV products began shipping in April 2004. The higher NSS sales resulted primarily from new products launched in the second half of 2004. Other Products sales decreased due to lower sales of discontinued products.

Our sales by region for the quarters ended July 3, 2005 and June 27, 2004 are shown in the table below:

                                                    For the Quarter Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004      $ Change      % Change
                                        --------    --------    ---------     --------
                                                   (In thousands, except %)
Sales Dollars:
Americas (includes Latin America)       $ 32,898    $ 41,934     $ (9,036)      (22)%
Europe                                    27,973      29,629       (1,656)       (6)
Asia Pacific                               4,865       6,079       (1,214)      (20)
                                        --------    --------    ---------
  Total                                 $ 65,736    $ 77,642    $ (11,906)      (15)%
                                        ========    ========    =========

Percent of Total Sales:
Americas (includes Latin America)            50%         54%
Europe                                       43          38
Asia Pacific                                  7           8
                                            ---         ---
  Total                                     100%        100%
                                            ===         ===

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher Consumer Storage Solutions and REV product sales. The decrease in sales dollars in Europe was primarily from lower Zip product sales and lower Consumer Storage Solutions product sales, partially offset by higher REV product sales. Europe’s sales decline was partially mitigated by favorable foreign currency movements. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip and Consumer Storage Solutions product sales, partially offset by higher REV and NSS product sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

As shown in the table below, total sales for the six months ended July 3, 2005 declined primarily due to lower Zip product sales, partially offset by higher sales of REV products which began shipping in April 2004.

                                                   For the Six Months Ended
                                       -----------------------------------------------
                                        July 3,     June 27,
                                          2005        2004      $ Change      % Change
                                       ---------    --------    ---------     --------
                                                   (In thousands, except %)
Sales:
Consumer Products:
  Zip Products                         $  36,923    $ 76,539    $ (39,616)      (52)%
  Consumer Storage Solutions              69,596      67,857        1,739         3
                                       ---------    --------    ---------
    Total Consumer Products              106,519     144,396      (37,877)      (26)
Business Products:
  REV Products                            23,234       7,491       15,743       210
  Network Storage Systems                  7,939       7,365          574         8
                                       ---------    --------    ---------
    Total Business Products               31,173      14,856       16,317       110
Other Products                               974       2,516       (1,542)      (61)
                                       ---------    --------    ---------
    Total sales                        $ 138,666    $161,768    $ (23,102)      (14)%
                                       =========    ========    =========

Zip product sales continued its expected decline for the six months ended July 3, 2005, both in terms of units and sales dollars. The $1.7 million higher Consumer Storage Solutions product sales was comprised of $18.2 million of higher HDD product sales partially offset by $14.4 million of lower Optical, $1.6 million of lower Iomega Mini and Micro Mini USB flash and $0.5 million of lower floppy external drive sales. REV products began shipping in April 2004 and sales increased during 2005 as REV products were available for sale for a longer period of time during 2005 than in 2004. The higher NSS sales resulted primarily from new products launched in the second half of 2004. The lower Other Products sales resulted from lower sales of discontinued products.

Our sales by region for the six months ended July 3, 2005 and June 27, 2004 are shown in the table below:

                                                   For the Six Months Ended
                                       -----------------------------------------------
                                        July 3,     June 27,
                                         2005         2004      $ Change      % Change
                                       ---------   ---------    ---------     --------
                                                   (In thousands, except %)
Sales Dollars:
Americas (includes Latin America)      $  66,694   $  86,355    $ (19,661)      (23)%
Europe                                    62,302      62,861         (559)       (1)
Asia Pacific                               9,670      12,552       (2,882)      (23)
                                       ---------   ---------    ---------
  Total                                $ 138,666   $ 161,768    $ (23,102)      (14)%
                                       =========   =========    =========

Percent of Total Sales:
Americas (includes Latin America)            48%         53%
Europe                                       45          39
Asia Pacific                                  7           8
                                            ---         ---
  Total                                     100%        100%
                                            ===         ===

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher REV and Consumer Storage Solutions product sales. The decrease in sales dollars in Europe was primarily from lower Zip product sales, partially offset by higher REV and Consumer Storage Solutions product sales. Europe’s sales decline was partially mitigated by favorable foreign currency movements. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip and Consumer Storage Solutions product sales, partially offset by higher REV product sales.

Gross Margin

Our gross margin details for the quarters ended July 3, 2005 and June 27, 2004 are shown in the table below:

                                                    For the Quarter Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005         2004     $ Change      % Change
                                        --------    --------    ---------     --------
                                                   (In thousands, except %)

Total Gross Margin (dollars)            $ 13,527    $ 14,781     $ (1,254)        (8)%
Total Gross Margin (%)                        21%         19%

Total gross margin dollars in the quarter ended July 3, 2005 decreased primarily from lower Zip product sales. The gross margin percentage increased primarily from higher gross margin percentages for Zip, REV and NSS products, partially offset by lower Consumer Storage Solution gross margin percentages.

The Zip product gross margin percentage increased for the quarter ended July 3, 2005 primarily from lower material costs and fewer pricing, rebate and marketing programs. Total Zip product gross margin dollars decreased due to lower Zip product sales.

Consumer Storage Solutions product gross margins declined both in terms of dollars and percentages during the quarter ended July 3, 2005, primarily from continued intense price competition and increased inventory reserves for slow moving product. Our goal is to improve Consumer Storage Solutions product gross margins, particularly on HDD products, during the remainder of 2005 through continued focus on variable costs and reducing fixed overhead costs through the 2005 restructuring actions. We will also be eliminating certain product lines as part of the 2005 restructuring actions. All Consumer Storage Solutions products faced competitive pricing pressures during the quarter ended July 3, 2005 and we anticipate continued competitive pricing pressures on these products.

REV product gross margins improved on both a dollar and percentage basis during the quarter ended July 3, 2005. The improvement was primarily due to the fact that manufacturing start-up costs were incurred during the quarter ended June 27, 2004, but were not incurred during the quarter ended July 3, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Our gross margin details for the six months ended July 3, 2005 and June 27, 2004 are shown in the table below:

                                                   For the Six Months Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004      $ Change      % Change
                                        --------    --------    ---------     --------
                                                   (In thousands, except %)

Total Gross Margin (dollars)            $ 30,072    $ 39,131     $ (9,059)       (23)%
Total Gross Margin (%)                        22%         24%

Total gross margin dollars for the six months ended July 3, 2005 decreased primarily from lower Zip product sales. The lower gross margin percentage was impacted by a lower proportion of Zip product sales. Changes in the gross margin percentages by product are the same as described above.

Future gross margin percentages will depend on a wide variety of factors, including those discussed in the section entitled, “Factors Affecting Future Operating Results.” We can provide no assurance that we will be able to improve gross margins in any subsequent quarter or year.

Product Segment PPM

We evaluate product segment performance based on PPM. PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1 of the notes to condensed consolidated financial statements. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include: advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

Our PPM, product loss and common expenses details for the quarters ended July 3, 2005 and June 27, 2004 are shown in the table below:

                                                     For the Quarter Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004      $ Change      % Change
                                        --------    --------    ---------     --------
                                                    (In thousands, except %)
PPM (Product Loss):
Consumer Products:
  Zip Products                          $  7,717    $ 10,675     $ (2,958)       (28)%
  Consumer Storage Solutions              (2,160)     (1,195)        (965)       (81)
                                        --------    --------     --------
    Total Consumer Products                5,557       9,480       (3,923)       (41)
Business Products:
  REV Products                            (1,584)     (6,671)       5,087         76
  Network Storage Systems                     33         317         (284)       (90)
                                        --------    --------     --------
    Total Business Products               (1,551)     (6,354)       4,803         76
Other Products                               562      (2,480)       3,042        123
                                        --------    --------     --------
    Total PPM                           $  4,568    $    646      $ 3,922        607
                                        ========    ========     ========

Common Expenses:
  General corporate expenses            $ 10,881    $ 16,626     $ (5,745)       (35)%

The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margin percentages as described above. Zip PPM as a percentage of Zip product sales increased to 46% for the quarter ended July 3, 2005 from 33% for the quarter ended June 27, 2004, primarily from the higher gross margin percentages described above and from lower sales and marketing expenses. We anticipate future volatility in Zip PPM as the segment reaches the end of its life cycle.

Consumer Storage Solutions product loss as a percentage of Consumer Storage Solutions product sales increased to a negative 7% for the quarter ended July 3, 2005 from a negative PPM of 4% of product sales for the quarter ended June 27, 2004. The increased product loss resulted primarily from lower gross margins, both in terms of dollars and percentage, as described above.

The REV product loss as a percentage of REV product sales was a negative 14% for the quarter ended July 3, 2005 compared to a negative 89% for the quarter ended June 27, 2004. The REV product loss for the quarter ended July 3, 2005 resulted primarily from development costs for next generation REV products, marketing spending to improve REV product awareness and under-absorbed fixed overhead expenses at current volumes. The REV product loss for the quarter ended June 27, 2004 reflected development expenses in completing REV products, manufacturing start-up costs and high levels of marketing expenses to generate market awareness as sales began in April 2004. Research and development expenses remained flat for the quarter ended July 3, 2005, compared to the quarter ended June 27, 2004. Sales and marketing expenses decreased $2.4 million for the quarter ended July 3, 2005, compared to the quarter ended June 27, 2004.

NSS had a nominal PPM for the quarter ended July 3, 2005 compared to 8% of product sales for the quarter ended June 27, 2004. NSS PPM for the quarter ended June 27, 2004 benefited from a vendor credit related to royalty costs.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

Other Products PPM improved for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004, primarily due to a lack of DCT costs as a result of the cancellation of the DCT development program in the second half of 2004.

The decrease in general corporate expenses for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004 reflected lower costs resulting primarily from the restructuring plans implemented in 2004 and cost reduction actions taken in the second quarter of 2005. As a percentage of sales, general corporate expenses decreased to 17% of sales for the quarter ended July 3, 2005 compared to 21% for the quarter ended June 27, 2004.

Our PPM, product loss and common expenses details for the six months ended July 3, 2005 and June 27, 2004 are shown in the table below:

                                                   For the Six Months Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004       $ Change     % Change
                                        --------    --------     ---------    --------
                                                    (In thousands, except %)

PPM (Product Loss):
Consumer Products:
  Zip Products                          $ 17,779    $ 28,842     $ (11,063)      (38)%
  Consumer Storage Solutions              (3,041)       (724)       (2,317)     (320)
                                        --------    --------     ---------
    Total Consumer Products               14,738      28,118       (13,380)      (48)
Business Products:
  REV Products                            (3,402)    (12,286)        8,884        72
  Network Storage Systems                   (266)       (494)          228        46
                                        --------    --------     ---------
    Total Business Products               (3,668)    (12,780)        9,112        71
Other Products                               655      (4,287)        4,942       115
                                        --------    --------     ---------
    Total PPM                           $ 11,725    $ 11,051     $     674         6
                                        ========    ========     =========

Common Expenses:
  General corporate expenses            $ 23,805    $ 32,465     $  (8,660)      (27)%

The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margin percentages as described above. Zip PPM as a percentage of Zip product sales increased to 48% for the six months ended July 3, 2005 from 38% for the six months ended June 27, 2004, primarily from the higher gross margin percentages described above and from lower sales and marketing expenses.

Consumer Storage Solutions product loss as a percentage of Consumer Storage Solutions product sales increased to a negative 4% for the six months ended July 3, 2005 from a negative PPM of 1% of product sales for the six months ended June 27, 2004. The six months ended July 3, 2005 included a $1.5 million benefit from a change in estimated copyright royalty accruals in Europe. The increased product loss percentage resulted primarily from lower gross margins, both in terms of dollars and percentage, as described above and higher research and development expenses, partially offset by lower sales and marketing expenses.

The REV product loss as a percentage of REV product sales was a negative 15% for the six months ended July 3, 2005 compared to a negative 164% for the six months ended June 27, 2004. The REV product loss for the quarter ended July 3, 2005 resulted primarily from development costs for next generation REV products, marketing spending to improve REV product awareness and under-absorbed fixed overhead expenses at current volumes. The REV product loss for the six months ended June 27, 2004 reflected research and development expenses in completing REV products, manufacturing start-up costs and high levels of marketing expenses to generate market awareness as sales began in April 2004. Sales and marketing expenses decreased $2.7 million for the six months ended July 3, 2005, compared to the six months ended June 27, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

The NSS product loss as a percentage of NSS product sales was a negative 3% for the six months ended July 3, 2005, compared to a negative 7% of product sales for the six months ended June 27, 2004. The improved NSS PPM for the six months ended July 3, 2005 resulted primarily from higher gross margins and higher sales, partially offset by higher sales and marketing expenses.

Other Products PPM improved for the six months ended July 3, 2005 compared to the six months ended June 27, 2004, primarily due to a lack of DCT costs as a result of the cancellation of the DCT development program in the second half of 2004.

The decrease in general corporate expenses for the six months ended July 3, 2005 compared to the six months ended June 27, 2004 reflected lower costs resulting primarily from the restructuring plans implemented in 2004. As a percentage of sales, general corporate expenses decreased to 17% of sales for the six months ended July 3, 2005 compared to 20% for the six months ended June 27, 2004.

Operating Expenses

The table below shows the details of and changes in operating expenses for the quarters ended July 3, 2005 and June 27, 2004.

                                                       For the Quarter Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004       $ Change     % Change
                                        --------    --------     --------     --------
                                                    (In thousands, except %)
Operating Expenses:
  Selling, general and administrative   $ 16,134    $ 24,441     $ (8,307)       (34)%
  Research and development                 4,116       6,704       (2,588)       (39)
  License and patent fees                   (405)          -         (405)         -
  Restructuring charges (reversals)          (41)        152         (193)      (127)
  Bad debt credit                             (5)       (384)         379         99
                                        --------    --------     --------
    Total Operating Expenses            $ 19,799    $ 30,913     $(11,114)       (36)%
                                        ========    ========     ========

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

The table below shows the details of and changes in operating expenses for the six months ended July 3, 2005 and June 27, 2004.

                                                    For the Six Months Ended
                                        ----------------------------------------------
                                         July 3,    June 27,
                                          2005        2004       $ Change     % Change
                                        --------    --------     ---------    --------
                                                    (In thousands, except %)
Operating Expenses:
  Selling, general and administrative   $ 34,636    $ 47,636     $ (13,000)      (27)%
  Research and development                 8,220      13,169        (4,949)      (38)
  License and patent fees                   (412)          -          (412)        -
  Restructuring charges                      194         698          (504)      (72)
  Bad debt credit                           (292)       (260)          (32)      (12)
                                        --------    --------     ---------
    Total Operating Expenses            $ 42,346    $ 61,243     $ (18,897)      (31)%
                                        ========    ========     =========

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004 reflected lower costs resulting primarily from implementing the 2004 restructuring plans. Selling, general and administrative expenses also decreased as a percentage of sales to 25% for the quarter ended July 3, 2005, compared to 31% for the quarter ended June 27, 2004.

The decrease in selling, general and administrative expenses for the six months ended July 3, 2005 compared to the six months ended June 27, 2004 reflected lower costs resulting primarily from implementing the 2004 restructuring plans. Selling, general and administrative expenses also decreased as a percentage of sales to 25% for the six months ended July 3, 2005, compared to 29% for the six months ended June 27, 2004.

Research and Development Expenses

Lower research and development expenses for the quarter and six months ended July 3, 2005 reflected the cancellation of the DCT development program in the second half of 2004 and cost savings from the 2004 restructuring actions, partially offset by higher Consumer Storage Solutions research and development activities, primarily on HDD. As a result, research and development expenses decreased as a percentage of sales to 6% for the quarter ended July 3, 2005, compared to 9% for the quarter ended June 27, 2004 and decreased to 6% for the six months ended July 3, 2005, compared to 8% for the six months ended June 27, 2004.

Restructuring Charges/Reversals

During the second quarter of 2005, we had a net release of less than $0.1 million related to excess severance and benefits from the 2004 restructuring actions.

During the first quarter of 2005, we recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that remained on transition under the 2004 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

During the first quarter of 2004, we recorded restructuring charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which we were unable to sublease until late 2004. See Note 4, “Restructuring Charges/Reversals” of the notes to condensed consolidated financial statements for more detail on the restructuring accrual utilization.

Interest Expense and Other Income and (Expense), Net

Interest expense and other income and (expense), net, was a net expense of $0.8 million for the quarter ended July 3, 2005 compared to a net expense of $0.6 million for the quarter ended June 27, 2004. The increased expense resulted primarily from foreign currency losses for the quarter ended July 3, 2005.

Interest expense and other income and (expense), net, was a net expense of $1.7 million for the six months ended July 3, 2005 compared to a net expense of $0.5 million for the six months ended June 27, 2004. The increased expense resulted primarily from foreign currency losses for the six months ended July 3, 2005.

Income Taxes

For the quarter ended July 3, 2005, we recorded an income tax benefit of $0.2 million on a pre-tax loss of $6.6 million. The statutory tax benefit of $2.6 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax benefit of $0.2 million was comprised of small adjustments related to deferred taxes.

For the quarter ended June 27, 2004, we recorded an income tax provision of $3.5 million on a pre-tax loss of $16.3 million. The net tax provision for the quarter ended June 27, 2004 was comprised of a $12.5 million tax charge to increase the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $6.4 million on the quarter’s pre-tax loss, and a $2.6 million benefit resulting primarily from the release of tax accruals associated with our foreign operations. Included in the $12.5 million increase in the valuation allowance was an $8.5 million valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in our intention to repatriate foreign cash to the U.S. in the form of dividends in the future.

For the six months ended July 3, 2005, we recorded an income tax benefit of $0.7 million on a pre-tax loss of $13.0 million. The statutory tax benefit of $5.1 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.7 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.3 million of various adjustments related to deferred taxes.

For the six months ended June 27, 2004, we recorded a net tax provision of $2.8 million on a pre-tax loss of $21.9 million. The net tax provision was comprised of $13.2 million in tax charges to increase the valuation allowance resulting primarily from new foreign tax credits and loss carryforwards, partially offset by the statutory tax benefit of $8.5 million on the pre-tax loss for the six months ended June 27, 2004 and a $1.9 million benefit resulting primarily from the release of tax accruals associated with our foreign operations. Included in the $13.2 million increase in the valuation allowance was an $8.5 million valuation allowance resulting from deemed Swiss withholding taxes on foreign earnings described above in the paragraph discussing the quarter ended June 27, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

We have evaluated the repatriation provisions of the American Jobs Creation Act of 2004 and at this time, in an effort to conserve cash, we do not anticipate utilizing this provision.

Liquidity and Capital Resources

Detail of our total cash, cash equivalents and temporary investments is shown in the table below:

                                              July 3,       Dec. 31,
                                               2005           2004      $ Change      % Change
                                             ---------     ---------    ---------     --------
                                                           (In thousands, except %)

Total cash and cash equivalents for the
  U.S. entity (1)                            $   8,047     $  14,307    $  (6,260)       (44)%
Total cash, cash equivalents and temporary
  investments for non-U.S. entities (2)        101,807       106,502       (4,695)        (4)
                                             ---------     ---------    ---------
Total consolidated cash, cash equivalents
  and temporary investments                  $ 109,854     $ 120,809    $ (10,955)        (9)
                                             =========     =========    =========

Working capital                              $  86,435     $  98,236    $ (11,801)       (12)%
                                             =========     =========    =========
(1)	Of the $8.0 million in total cash and cash equivalents for the U.S. entity at July 3, 2005, we do not have access to less than $0.1 million which is from ByteTaxi. We began consolidating ByteTaxi in January 2005.

(2)	Of the $101.8 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.3 million was restricted at July 3, 2005. None of the Company's total cash, cash equivalents and temporary investments were restricted at December 31, 2004.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

For the six months ended July 3, 2005, cash used by operations amounted to $10.3 million. The primary uses of cash from operations for the six months ended July 3, 2005 were from the $12.3 million of operating losses; $2.4 million for restructuring disbursements; $1.5 million for the payment of annual and other management bonus plans and changes in current assets and current liabilities as described below.

Trade receivables decreased in the six months ended July 3, 2005 primarily from strong collections, lower sales and the timing of the sales within the respective periods. Days sales outstanding (“DSO”) in receivables decreased from 31 days at December 31, 2004 to 25 days at July 3, 2005 primarily due to strong collections as well as proactive steps to manage past due amounts. Inventories decreased during the six months ended July 3, 2005 primarily due to lower material receipts and improved materials management through the implementation of the regional assembly process. Current deferred income taxes decreased primarily due to lower accrued liability reserves.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Other current liabilities decreased $14.5 million, primarily from (1) $3.2 million of lower marketing and advertising accruals reflecting the lower marketing and advertising activity as part of our cost cutting efforts, (2) $3.0 million of lower margin on deferred sales as the estimated amount of excess channel inventory decreased, (3) $2.2 million of lower accrued restructuring charges due to a net utilization of the accruals (See Note 4, “Restructuring Charges/Reversals” of the notes to condensed consolidated financial statements for more detail on the restructuring accrual utilization), (4) $1.8 million of lower accrued royalties primarily from a $1.5 million nonrecurring benefit from a change in estimated accrued copyright royalties in Europe and (5) $1.7 million of lower accrued payroll, vacation and bonus accruals due to the payment of annual and other management bonus plans in January 2005 that were accrued at December 31, 2004. Accounts payable decreased due to lower purchases reflecting the lower sales volumes and the increased effort to reduce inventories as well as an increased effort to reduce operating costs. During the second quarter of 2005, we negotiated extended payment terms with certain vendors, in most cases through the end of 2005.

Our goal is to reverse the negative cash flows from operations through the implementation of the 2005 restructuring actions and other cost reductions, continued focus on cash flow management, improving REV product sales and margins, improving the financial results of the Consumer Storage Solutions business, in particular HDD, profitably growing the NSS business and managing the Zip Products business for cash flow. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our balance of total unrestricted cash, cash equivalents and temporary investments will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. However, cash flow from future operations, investing activities and the precise amount and timing of our future financing needs cannot be determined. Future cash flow will depend on a number of factors, including those set forth in the section labeled “Factors Affecting Future Operating Results”. Should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of total unrestricted cash, cash equivalents and temporary investments is our sole source of liquidity. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the “intrinsic” recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123‘s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the condensed consolidated statements of cash flows. On April 14, 2005, the SEC announced that it had delayed the implementation date for calendar year-end companies to January 1, 2006. We are currently accounting for all of our stock-based compensation under the fair value method as outlined in SFAS 123 and will adopt SFAS 123r beginning in the first quarter of 2006. We have not yet evaluated the potential impacts of SFAS 123r.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 and we will adopt it at that time. The future impact to us will depend entirely on the nature of any future accounting changes.

Subsequent Event

On July 26, 2005, we announced a restructuring plan to streamline our business strategy and align our expenses with expected revenues. This plan includes the realignment of product lines and go-to-market strategies and an approximate 30% workforce reduction (120 regular employees) with the goal to return to operating profitability. We intend to focus our ongoing resources on hard drive-based product solutions (including REV, HDD and NSS drives) for consumer and small business markets and we will continue to manage the Zip products business with the goal to maximize cash flow.

We anticipate that these actions will result in annual cost savings of approximately $38 million to $42 million as compared to first half 2005 run rates, when fully implemented. Approximately 85% of the cost reductions are expected to be in operating expenses. The cost reductions include the workforce reduction, consolidation of facilities, consolidation of internal business systems, bringing in-house certain work that is currently outsourced and a more focused approach to marketing spending.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

The restructuring charges, expected to range between $7 million to $10 million, are anticipated to be recorded in the second half of 2005, with the majority anticipated in the third quarter. These charges will reflect expenses associated with the workforce reduction; lease expenses associated with unutilized facilities; termination of contractual obligations; asset write-downs and other miscellaneous charges. We anticipate recording additional non-restructuring charges of $1 million to $3 million, primarily in the second half of 2005, associated with product line and information system transitions to further streamline the business and reduce future operating costs. Substantially all of the restructuring and non-restructuring charges are expected to be cash charges.

Factors Affecting Future Operating Results

Demand for our Products and Operating Efficiencies

Our future operating results will depend upon our ability to operate profitably in an industry characterized by intense competition, rapid technological advances, and low margins. This, in turn, will depend on a number of factors, including:

  Worldwide market conditions in general and demand for digital storage products in particular;
  Our ability to replace rapidly declining Zip revenues and profits with revenues and profits from other products, particularly our REV products;
  Our ability to generate significant sales and PPM from REV products, which may require considerable OEM adoption of those products;
  Our ability to profitably operate our Consumer Storage Solutions business;
  Our success in meeting targeted availability dates for new and enhanced products;
  Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
  Our ability to maintain profitable relationships with our distributors, retailers, and other resellers;
  Our ability to maintain an appropriate cost structure and achieve the cost savings goals of the 2005 restructuring plan;
  Our ability to attract and retain competent, motivated employees;
  Our ability to comply with applicable legal requirements throughout the world; and
  Our ability to successfully manage litigation, including enforcing our rights, protecting our interests, and defending claims made against us.

These factors are difficult to manage, satisfy, and influence. In spite of considerable efforts, we have been unable to operate profitably on an annual basis since 2002, and we cannot provide any assurance that we will be able to operate profitably in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Zip Drives and Disks

Zip products have accounted for the vast majority of our sales and PPM since 1997, and have provided our only meaningful source of PPM for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999 (see the Zip product discussion in the section above entitled, “Sales”). These declines will continue through the end of the Zip product lifecycle due to declining demand, the obsolescence of Zip technology, and the emergence of alternate means for storing, sharing, and transporting large data files. Consequently, we will not be viable unless we generate significant PPM from products other than Zip products. We have been unable to do this for several years and can provide no assurance that we will be able to do so in the future.

As Zip product segment sales and profits continue to decline, the risk increases that the $11.7 million of goodwill associated with the Zip product segment will become impaired and that impairment charges will become necessary. We anticipate that the Zip goodwill may start to become impaired in late 2005 or early 2006.

In light of the continuing decline in Zip product sales, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in any subsequent quarter or year.

REV Products

We continue to believe that in the current environment, our REV product line (launched in April 2004) represents the most realistic opportunity to develop a PPM stream which could at least partially offset the rapidly declining Zip PPM. Our introduction of REV products entails numerous risks relating to factors such as the following:

  Inability to create product awareness or lack of market acceptance;
  Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
  Failure to achieve significant OEM adoption of the products;
  Unforeseen manufacturing, technical, supplier, or quality-related delays, issues, or concerns;
  Intense competition from competing technologies; and
  Risks that third parties may assert intellectual property claims against REV products.

It is unlikely that we will be able to operate profitably unless and until REV products generate significant revenue, including OEM adoption and positive PPM. We can offer no assurance that we will be able to successfully resolve any of the preceding challenges or that we will be able to generate significant PPM from our REV business.

Consumer Storage Solutions

Through the second quarter of 2005, our Consumer Storage Solutions segment was comprised of optical (CD-RW and DVD rewritable) drives, external hard drives, Iomega Mini and Micro Mini USB flash drives, and external floppy drives. After managing down current inventories, we intend to focus our future efforts in this segment on hard-disk drive related products. However, we may continue limited efforts with additional consumer products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Virtually all of our Consumer Storage products are commodity-type products which are functionally equivalent to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors. Moreover, we own little significant intellectual property relating to our consumer products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations, and frequent end user price reductions. In order to successfully compete, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand, and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives. Since we entered the optical market in 1999 and began sourcing products from other third-party suppliers, we have reported product losses on the Optical and the Consumer Storage Solutions business as a whole every year through 2004.

We intend to continue our efforts with respect to our Consumer Storage Solutions segment. However, in light of the preceding challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

Network Storage Systems

We have reported operating losses on our Network Storage Systems segment every year since we entered the Network Attached Storage server market in 2002. We focus on the entry-level and low-end Network Attached Storage markets, where we attempt to leverage our small- to medium-sized business customer base and channel customers, including existing resellers already focused on these customers. Notwithstanding this leverage of existing channels, we have not been profitable and can offer no assurance that we will achieve sustainable profitability on this segment.

Development and Introduction of New Products and New Revenue Streams

We believe that we must continually either develop or acquire the right to profitably sell new products in order to remain viable in the data storage industry. However, our efforts in this regard have frequently been unsuccessful. Since 1999, we have developed and/or acquired the right to market a variety of new products, but we have been unable to maintain consistent materially profitable operations on any of them.

We are spending significant resources attempting to develop new products, including next-generation REV products. We may spend additional resources attempting to acquire the rights to new technologies, to fund development of such technologies, or to otherwise differentiate existing products. We can provide no assurance that any of these expenditures will result in products or technology which we can profitably sell or license.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

As discussed in Note 7 of the notes to condensed consolidated financial statements, we have announced a significant restructuring plan in conjunction with ongoing attempts to simplify our business, align our cost structure with expected revenue streams and return to profitability. We face risks of losing key institutional knowledge and internal controls as a result of workforce reductions and changes within the executive management team. In addition, our ability to retain key employees may be adversely affected as a result of the recent restructuring activities, our recent financial performance, increased workloads resulting from the restructuring, and recent improvements in the U.S. economy. Moreover, our decision to wind down activities in various product lines may result in excess inventory, the inability to sell existing inventory, or may adversely affect our relationships with resellers. Any of these events could have a material adverse impact upon our business. We can offer no assurance that we will achieve projected cost savings or return to profitability as a result of our restructuring efforts, or that we will be able to retain key management, employees, and know-how.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each annual report a report on internal control over financial reporting.

For the year ended December 31, 2004, we reported a material weakness in internal control related to control weaknesses at our distribution and logistics service provider. We believe that we have been able to remediate this control weakness through internal compensating controls.

However, we are at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in additional reported material weaknesses. We try to reduce this risk through the use of compensating or redundant controls. We also require a written, audited report (known as a “SAS 70 Report”) from our key outsourced service providers on their internal controls. We can provide no assurance that we will be successful in these efforts to avoid reporting future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

Collection Risks

Although we use commercially reasonable steps to manage the credit granted to our customers, certain trade receivable balances from one or more of our customers may become uncollectible, or we may have to increase our allowance for doubtful accounts in the future. Either event could adversely affect our financial results.

Company Operations

In light of our declining revenues and recent operating losses, it is becoming increasingly difficult to negotiate or maintain favorable pricing, supply, business, or credit terms with our vendors, suppliers, and service providers; in some cases existing vendors, suppliers and service providers have begun imposing more stringent terms or even eliminating credit altogether. We anticipate continued challenges in this area for the foreseeable future.

Inventory Management

Management of our inventory levels is complex. Our customers frequently adjust their ordering patterns in response to factors such inventory supplies in the retail and distribution channel; new product introductions; seasonal fluctuations; company and customer promotions; market demand; and other factors. Excess inventories could force us to reduce prices, write down such inventory or take other actions which in turn could adversely affect our operating results.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Product Procurement

We have fully outsourced all manufacturing and have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Zip and REV products are each manufactured by single manufacturers, which creates risks of disruption in the event of labor, quality or other problems at the Zip or REV product manufacturers. In addition, product manufacturing costs may increase if we fail to achieve anticipated volumes. There can be no assurance that we will be able to successfully manage these risks.

Distribution and Logistics

Because we have outsourced our distribution and logistics centers, we rely upon the computer systems, business processes, and internal controls of our distribution and logistics services providers. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipments, and inventory management risks. Since the first quarter 2004 transition to the current distribution and logistics service providers, we have experienced operational disruptions and have reported a material weakness in internal control over financial reporting due to some of these factors. We hope to realize cost savings and operational efficiencies as a result of outsourcing distribution and logistics services, but can provide no assurance that we will do so.

Reporting of Channel Inventory and Product Sales by Channel Partners

We defer recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by management. We rely on reports from our distributors and resellers to make these estimations. Although we have processes and systems checks in place to help reasonably ensure the accuracy of the reports, we cannot guarantee that the third-party data, as reported, will be accurate.

Component Supplies

Although we have fully outsourced our manufacturing, we have retained responsibility for the supply of certain key components. It can be difficult to obtain a sufficient supply of key components on a timely and cost effective basis. Many components that we use are available only from “single source” or from a limited number of suppliers and are purchased without guaranteed supply arrangements. Should REV product volumes fail to ramp significantly, we may experience component cost increases and other component availability challenges. We can offer no assurance that we will be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so would lead to a material adverse impact on our business.

The purchase orders under which we buy many of our components and sourced products generally extend one to three quarters in the future. The quantities on the purchase orders are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Such estimates may result in excess purchase commitments. We have recorded significant charges in the past relating to excess purchase commitments and inventory reserves. We may be required to take similar charges attributable to forecasting inaccuracies in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims have been and may continue to be asserted against us at any time. Such claims could have a number of adverse consequences, including an injunction against current or future product shipments, liability for damages and royalties, indemnification obligations and significant legal expenses. We try to protect our intellectual property rights through a variety of means, including seeking and obtaining patents, trademarks and copyrights, and through license, nondisclosure and other agreements. Any failure or inability to adequately protect our intellectual property rights could have material adverse consequences.

Legal Risks

We have entered into multiple agreements, including license, service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. We are also subject to an array of regulatory and compliance requirements, including foreign legal requirements and a complex worldwide tax structure. In addition, we employ several hundred individuals throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights, and comply with all applicable laws and regulations under these agreements and relationships, we can offer no assurance that we will be able to do so. We have been sued and may be sued under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement, and other theories. Such litigation, regardless of outcome, may have an adverse effect upon our profitability or public perception.

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and Asia. We invoice the majority of our European customers in Euros and invoice our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

For quantitative and qualitative disclosures about market risk affecting Iomega, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, include its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 3, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As previously disclosed, for the year ended December 31, 2004, we determined a material weakness existed in our internal control over financial reporting related to controls maintained by our third-party distribution/logistics service provider and our lack of adequate or comprehensive compensating internal control. We are reliant upon this service provider for worldwide inventory management, product pack-out, order fulfillment, final product assembly on certain product lines and order management in Europe. The material weakness was primarily attributable to: (i) pervasive control weaknesses in the third-party distribution/logistics service provider’s general information technology (“IT”) controls relating to change management and system access and (ii) control weaknesses in the third-party distribution/logistics service provider’s inventory management processes, primarily in the areas of physical security and inventory receipts, combined with (iii) a lack of adequate or comprehensive compensating internal controls by us.

The material weakness has not resulted in the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

As disclosed in our Annual Report on Form 10-K as amended for the year ended December 31, 2004, we have implemented several new procedures with the goal to remediate this material weakness and as of July 3, 2005, these new procedures have been implemented and are now considered by management to be effective.

The new procedures that have been implemented included the following:

  We participate in quarter-end physical inventories in every location in which our inventory is held and our representatives played an expanded role in such inventories (our past practice was to participate in such inventories at only the larger locations);
  Our third-party distribution/logistics service provider has completed their detailed action plan which discussed how they were going to correct their control weaknesses and
  We are performing periodic monitoring, auditing and testing of the third-party distribution/logistics service provider’s controls to obtain first-hand knowledge of issues and to verify that required and promised improvements have been achieved.

The remediation steps needed to be taken by the third-party distribution/logistics service provider were fully implemented by July 3, 2005. Based on testing that we have performed, management has concluded that the material weakness no longer exists.

IOMEGA CORPORATION AND SUBSIDIARIES
CONTROLS AND PROCEDURES (Continued)

At the end of the first quarter of 2005, we transitioned our Asia Pacific region distribution facility from one outsourcing partner to another. The transition was completed as of the beginning of the second quarter of 2005. During this transition, we closely monitored the relocation of inventory, through reconciliations, on-site observations and the performance of physical inventory counts. Through these and other steps, we are not aware of any material adverse impacts on internal controls as a result of this change.

No other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended July 3, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.7 and 31.8 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

We did not sell any equity securities during the quarter ended July 3, 2005 that were not registered under the Securities Act of 1933.

During the quarter ended July 3, 2005, we did not repurchase any shares of our Common Stock. As of July 3, 2005, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Our 2005 Annual Meeting of Stockholders was held on Wednesday, May 11, 2005. At the Annual Meeting, our stockholders voted upon the following two proposals:

1.	Election of seven directors, each for a one-year term.
2.	Approval of the 2005 Director Stock Option Plan to replace the 1995 Director Stock Option Plan which expired in April 2005.

The following table indicates the votes received for each proposal, each of which was approved by our stockholders.

                                                             Against/                       Broker
                  Proposal                       For         Withheld       Abstain       Non-Votes
    -----------------------------------       ----------     ---------     ---------      ---------

1.  Election of seven directors, each
      for a term of one year:
        Robert P. Berkowitz                   41,428,646     5,243,053             -              -
        Bruce B. Darling                      41,514,071     5,157,627             -              -
        Stephen N. David                      40,598,400     6,073,298             -              -
        Margaret L. Hardin                    41,492,436     5,179,262             -              -
        Werner T. Heid                        41,635,107     5,036,591             -              -
        Jonathan S. Huberman                  41,627,702     5,043,996             -              -
        John E. Nolan                         41,530,123     5,141,575             -              -

2.  Approval of the 2005 Director Stock
      Option Plan                             20,536,515     5,777,042     1,955,746     18,402,395

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005 Dated: August 8, 2005	IOMEGA CORPORATION
        (Registrant)

/s/ Werner T. Heid
Werner T. Heid
       President and Chief Executive Officer

/s/ Thomas Liguori
Thomas Liguori
       Vice President, Finance and
              Chief Financial Officer
              (Principal financial and
accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.26	(1)	2005 Director Stock Option Plan.

10.27	Standard Director Option Agreement under Iomega ’s 2005 Director Stock Option Plan.

10.28	Executive Agreement, dated June 15, 2005, between Iomega and Werner T. Heid.

10.29	Executive Agreement, dated July 26, 2005, between Iomega and Sean P. Burke.

10.30	Executive Agreement, dated July 26, 2005, between Iomega and Thomas D. Kampfer.

31.7	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.8	Section 302 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.

32.5	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.6	Section 906 certification letter from Thomas Liguori, Vice President, Finance and Interim Chief Financial Officer.

(1)	Incorporated herein by reference to Exhibit A of Iomega’s Proxy Statement for the 2005 Annual Meeting of Stockholders (File No. 1-12333).