Form 10-Q
period 2005-10-02
IOMEGA CORP
filed 2005-11-10
CIK 352789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                                              (Mark One)

           ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ............ to...............

COMMISSION FILE NUMBER 1-12333

Iomega Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	86-0385884 (IRS employer identification number)

10955 Vista Sorrento Parkway, San Diego, CA 92130

(Address of principal executive offices)

(858) 314-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2005.

Common Stock, par value $0.03 1/3	51,640,948

                 (Title of each class)                                                                                                     (Number of shares)

                                                     IOMEGA CORPORATION AND SUBSIDIARIES
                                                                      TABLE OF CONTENTS

                                                                                       Page

Note Regarding Forward-Looking Statements.............................................   2

                                PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at October 2, 2005
             and December 31, 2004....................................................   3

         Condensed Consolidated Statements of Operations for the Quarter
             Ended October 2, 2005 and September 26, 2004.............................   4

         Condensed Consolidated Statements of Operations for the Nine Months
             Ended October 2, 2005 and September 26, 2004.............................   5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended October 2, 2005 and September 26, 2004.............................   6

         Notes to Condensed Consolidated Financial Statements.........................   7

Item 2.  Management's Discussion and Analysis of Financial

                               PART II - OTHER INFORMATION

Copyright © 2005 Iomega Corporation. All rights reserved. Iomega, the stylized “i” logo, Zip, REV, Jaz and Micro Mini are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Foldershare and all other trademarks referenced herein are the property of their respective owners.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, any statements referring to:

•	The ongoing or carrying value of inventory;
•	Anticipated or predicted future warranty costs;
•	All accruals and reserves;
•	The future impact of accounting changes;
•	Anticipated future revenue and predictions about employee headcount being aligned with revenue in the future;
•	Anticipated asset disposition including furniture disposition and future lease terminations;
•	The useful life of assets;
•	The potential future receipt by Iomega of additional funds in connection with Iomega’s entry into a Termination Agreement with ByteTaxi, Inc.;
•

Goals for the hard drive business, goals concerning profitability, future growth in REV sales, and predicted annual savings as a result of the Company’s restructuring (discussed, for example, in the Overview within Item 2 below);

•	Predictions of future volatility in Zip drive sales;
•	References to the fourth quarter normally being a seasonally strong quarter;
•

Our intention to wind down certain product lines and focus ongoing resources on hard drive-based product solutions including REV products, portable, desktop, network and mini hard disk drives (“HDD”) and Network Storage Systems (“NSS”) for consumer and small business markets and to continue to manage the Zip products business with the goal to maximize cash flow;

•	Expected declines in Zip product sales, and statements concerning future impairment of Zip goodwill;
•	The estimates of income taxes that could be incurred upon repatriation of foreign earnings;
•

Our goal to reverse the negative cash flows from operations through the implementation of the 2005 restructuring actions and other cost reductions, continued focus on cash flow management, improving REV product sales and margins;

•	The goal of profitably growing the NSS business and managing the Zip Products business for cash flow;
•	The goal to develop REV products into a significant part of our overall product portfolio;
•	The goal to improve Consumer Storage Solutions product gross margins;
•	Our intended areas of focus in our Consumer Storage Solutions business;
•	The future success or adequacy of our internal controls;
•	Our belief that our balance of total unrestricted cash, cash equivalents, and temporary investments will be sufficient to fund anticipated working capital requirements for at least one year.

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

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                  Oct. 2, 2005      Dec. 31, 2004
                                                                  ------------      -------------
                                                                  (Unaudited)

Current Assets:
    Cash and cash equivalents                                      $   72,572         $  103,403
    Restricted cash                                                       261                  -
    Temporary investments                                              25,534             17,406
    Trade receivables, less allowance for doubtful accounts of
      $2,679 at October 2, 2005 and $2,885 at December 31, 2004        26,740             30,764
    Inventories                                                        24,142             31,345
    Deferred income taxes                                               5,533              9,710
    Other current assets                                                5,208              7,045
                                                                    ---------          ---------
       Total Current Assets                                           159,990            199,673
                                                                    ---------          ---------

Property and Equipment, at Cost                                        96,672            128,395
Accumulated Depreciation                                              (87,532)          (114,832)
                                                                    ---------          ---------
       Net Property and Equipment                                       9,140             13,563
                                                                    ---------          ---------

Goodwill                                                               11,691             11,691
Other Intangibles, Net                                                  1,247              2,448
Other Assets                                                               84                127
                                                                    ---------          ---------
    Total Assets                                                   $  182,152         $  227,502
                                                                    =========          =========

Current Liabilities:
    Accounts payable                                               $   31,830         $   35,166
    Other current liabilities                                          52,757             65,607
    Income taxes payable                                                1,516                664
                                                                    ---------          ---------
       Total Current Liabilities                                       86,103            101,437
                                                                    ---------          ---------

Other Long-Term Liabilities                                                 -                721
Deferred Income Taxes                                                  17,219             22,537
Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders' Equity:
    Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,073,470 shares at October 2, 2005
        and 55,028,902 shares at December 31, 2004                      1,839              1,837
    Additional paid-in capital                                         79,384             78,713
    Less: 3,432,922 Common Stock treasury shares, at cost             (33,791)           (33,791)
    Retained earnings                                                  31,398             56,048
                                                                    ---------          ---------
       Total Stockholders' Equity                                      78,830            102,807
                                                                    ---------          ---------
         Total Liabilities and Stockholders' Equity                $  182,152         $  227,502
                                                                    =========          =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                   For the Quarter Ended
                                                                ----------------------------
                                                                 Oct. 2,           Sept. 26,
                                                                  2005               2004
                                                                --------           ---------
                                                                        (Unaudited)
Sales                                                          $  55,889           $  77,262
Cost of sales                                                     44,890              65,413
                                                                --------           ---------
    Gross Margin                                                  10,999              11,849
                                                                --------           ---------

Operating Expenses:
    Selling, general and administrative                           14,192              21,546
    Research and development                                       3,330               6,899
    License and patent fee income                                   (889)                  -
    Restructuring charges                                          6,579               2,293
    Bad debt expense                                                 356                 205
                                                                --------           ---------
       Total Operating Expenses                                   23,568              30,943
                                                                --------           ---------
    Operating Loss                                               (12,569)            (19,094)

Interest income                                                      692                 361
Interest expense and other income and (expense), net                 (94)              2,062
                                                                --------           ---------
    Loss Before Income Taxes                                     (11,971)            (16,671)

Benefit (provision) for income taxes                                (354)                815
                                                                --------           ---------
    Net Loss                                                   $ (12,325)          $ (15,856)
                                                                ========           =========

Net Loss Per Basic and Diluted Common Share                    $   (0.24)          $   (0.31)
                                                                ========           =========

Weighted Average Common Shares Outstanding                        51,627              51,565
                                                                ========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                  For the Nine Months Ended
                                                                ----------------------------
                                                                 Oct. 2,           Sept. 26,
                                                                  2005               2004
                                                                --------           ---------
                                                                        (Unaudited)
Sales                                                          $ 194,555           $ 239,030
Cost of sales                                                    153,484             188,050
                                                                --------           ---------
    Gross Margin                                                  41,071              50,980
                                                                --------           ---------

Operating Expenses:
    Selling, general and administrative                           48,828              69,182
    Research and development                                      11,550              20,068
    License and patent fee income                                 (1,301)                  -
    Restructuring charges                                          6,773               2,991
    Bad debt (credit) expense                                         64                 (55)
                                                                --------           ---------
       Total Operating Expenses                                   65,914              92,186
                                                                --------           ---------
    Operating Loss                                               (24,843)            (41,206)

Interest income                                                    1,659               1,093
Interest expense and other income and (expense), net              (1,822)              1,553
                                                                --------           ---------
    Loss Before Income Taxes                                     (25,006)            (38,560)

Benefit (provision) for income taxes                                 356              (1,954)
                                                                --------           ---------
    Net Loss                                                   $ (24,650)          $ (40,514)
                                                                ========           =========

Net Loss Per Basic and Diluted Common Share                    $   (0.48)          $   (0.79)
                                                                ========           =========

Weighted Average Common Shares Outstanding                        51,617              51,540
                                                                ========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                        For the Nine Months Ended
                                                                      ----------------------------
                                                                        Oct. 2,           Sept. 26,
                                                                         2005               2004
                                                                      ---------          ---------
Cash Flows from Operating Activities:                                           (Unaudited)
    Net loss                                                         $  (24,650)        $  (40,514)
    Revenue and Expense Adjustments:
       Depreciation and amortization                                      5,681              6,658
       Deferred income tax (provision) benefit                           (1,280)             4,971
       Loss on disposal and impairment of fixed assets                      169              5,511
       Stock compensation expense                                           559              1,002
       Non-cash restructuring charges                                       438                427
       Non-cash inventory charges                                           530                  -
       Bad debt (credit) provision                                           64                (55)
       Other                                                                 36                155

Changes in Assets and Liabilities:
       Restricted cash                                                     (261)               (50)
       Trade receivables                                                  3,960              3,169
       Inventories                                                        6,673                 13
       Other current assets                                               1,768                 84
       Accounts payable                                                  (3,376)            (2,687)
       Other current liabilities                                        (13,599)           (13,403)
       Accrued restructuring                                                742             (1,283)
       Income taxes                                                         852             (3,763)
                                                                      ---------           ---------
          Net cash used in operating activities                         (21,694)           (39,765)
                                                                      ---------           ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                    (970)            (9,348)
    Proceeds from sales of assets                                           745                101
    Purchases of temporary investments                                  (35,571)          (210,429)
    Sales of temporary investments                                       27,464            238,150
    Initial investment in ByteTaxi (net of $171 of cash)                    (44)                 -
    Net change in other assets and other liabilities                       (678)              (826)
                                                                      ---------           ---------
       Net cash (used in) provided by investing activities               (9,054)            17,648
                                                                      ---------           ---------

Cash Flows from Financing Activities:
    Payments on long-term debt                                             (139)                 -
    Proceeds from sales of Common Stock                                      56                159
                                                                      ---------           ---------
       Net cash (used in) provided by financing activities                  (83)               159
                                                                      ---------           ---------
Net Decrease in Total Cash and Cash Equivalents                         (30,831)           (21,958)
Total Cash and Cash Equivalents at Beginning of Period                  103,403            122,591
                                                                      ---------           ---------
Total Cash and Cash Equivalents at End of Period                     $   72,572         $  100,633
                                                                      =========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of October 2, 2005 and December 31, 2004, the results of operations for the quarter and nine month periods ended October 2, 2005 and September 26, 2004 and cash flows for the nine month periods ended October 2, 2005 and September 26, 2004.

The results of operations for the quarter and nine month periods ended October 2, 2005 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                            Oct. 2,           Dec. 31,
                                                              2005              2004
                                                           --------          --------
                                                                  (In thousands)

            Raw materials                                  $  2,126          $    461
            Finished goods                                   22,016            30,884
                                                           --------          --------
                                                           $ 24,142          $ 31,345
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

Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarters and nine month periods ending October 2, 2005 and September 26, 2004, thus there was no dilution as all outstanding options were considered anti-dilutive. For the quarter and nine month period ending September 26, 2004, all unvested restricted common shares granted under the Management Incentive Plan (“MIP”) were also considered anti-dilutive. For all presented periods, we had no securities that were considered dilutive.

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period as well as the number of MIP restricted shares that were not vested:

                                             For the Quarter Ended         For the Nine Months Ended
                                           --------------------------    -------------------------------
                                             Oct. 2,       Sept. 26,       Oct. 2,         Sept. 26,
                                              2005           2004           2005             2004
                                           ---------      ----------     ---------        ----------

       Out of the money options            1,782,705       2,393,271      1,680,191         969,705
       Unvested MIP restricted shares              -          16,713              -          16,713

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

Changes in our warranty liability during all periods presented were as follows:

                                        For the Quarter Ended       For the Nine Months Ended
                                       -----------------------     --------------------------
                                         Oct. 2,       Sept.26,       Oct. 2,       Sept. 26,
                                          2005          2004           2005           2004
                                       ---------      ---------      ---------     ----------
                                                          (In thousands)

Balance at beginning of period          $ 5,126       $ 5,109        $ 5,537        $ 5,225
    Accruals/additions                    1,703         1,346          5,073          4,181
    Claims                               (1,723)       (1,385)        (5,504)        (4,336)
                                        --------      ---------      ---------      --------
Balance at end of period                $ 5,106       $ 5,070        $ 5,106        $ 5,070
                                        ========      ========       =========      ========

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

(2) Income Taxes

For the quarter ended October 2, 2005, we recorded a net income tax provision of $0.4 million on a pre-tax loss of $12.0 million. The statutory tax benefit of $4.2 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax provision of $0.4 million was comprised primarily of foreign taxes.

For the quarter ended September 26, 2004, the Company recorded a net tax benefit of $0.8 million, on a pre-tax loss of $16.7 million. The net tax benefit for the quarter ended September 26, 2004 was comprised of a $6.5 million statutory tax benefit on the quarter’s pre-tax loss and a $1.2 million benefit primarily from additional state net operating loss carryforwards (“NOLs”), partially offset by a $6.9 million tax provision from an increased valuation allowance primarily from changes in NOLs.

For the nine months ended October 2, 2005, we recorded an income tax benefit of $0.4 million on a pre-tax loss of $25.0 million. The statutory tax benefit of $8.8 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.4 million was comprised of $0.8 provision of foreign taxes primarily Swiss withholding taxes, and $1.2 million benefit of various adjustments related to deferred taxes.

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

(3) Business Segment Information

We have five reportable segments, which are organized into three business categories as follows:

             Business Categories                    Reportable Segments
         ----------------------------        -------------------------------

          Consumer Products                  1.  Zip Products
                                             2.  Consumer Storage Solutions

          Business Products                  3.  REV Products
                                             4.  Network Storage Systems

          Other Products                     5.  Other Products

Consumer Products

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world.

Our Consumer Storage Solutions (“CSS”) segment involves the worldwide distribution and sale of various storage devices including: external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, USB flash drives and external floppy disk drives. In some cases, we perform final assembly work of purchased components and in other cases, we purchase and resell substantially complete products.

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

Reportable Operating Segment Information:

                                         For the Quarter Ended     For the Nine Months Ended
                                        -----------------------    --------------------------
                                          Oct. 2,     Sept. 26,      Oct. 2,     Sept. 26,
                                           2005         2004          2005         2004
                                         --------    ---------      --------     --------
Sales:                                                     (In thousands)
Consumer Products:
   Zip products                          $ 14,868    $ 31,880       $ 51,791    $ 108,419
   Consumer Storage Solutions              27,143      30,892         96,739       98,749
                                         --------    --------       --------     --------
      Total Consumer Products              42,011      62,772        148,530      207,168
Business Products:
   REV products                            10,255      10,338         33,489       17,829
   Network Storage Systems                  3,279       3,282         11,218       10,647
                                         --------    --------       --------     --------
      Total Business Products              13,534      13,620         44,707       28,476
Other Products                                344         870          1,318        3,386
                                         --------    --------       --------     --------
      Total sales                        $ 55,889    $ 77,262       $194,555    $ 239,030
                                         ========    ========       ========     ========

PPM (Product Loss):
Consumer Products:
   Zip products                          $  5,961    $ 12,551       $ 23,740    $  41,393
   Consumer Storage Solutions              (1,461)     (2,872)        (4,502)      (3,596)
                                         --------    --------       --------     --------
      Total Consumer Products               4,500       9,679         19,238       37,797
Business Products:
   REV products                            (1,344)     (5,612)        (4,746)     (17,898)
   Network Storage Systems                   (322)        (27)          (588)        (521)
                                         --------    --------       --------     --------
   Total Business Products                 (1,666)     (5,639)        (5,334)     (18,419)
Other Products                              1,096      (6,583)         1,751      (10,870)
                                         --------    --------       --------     --------
   Total PPM (Product Loss)                 3,930      (2,543)        15,655        8,508

Common Expenses:
   General corporate expenses              (9,920)    (14,258)       (33,725)     (46,723)
   Restructuring charges                   (6,579)     (2,293)        (6,773)      (2,991)
   Interest and other income

      (expense), net                          598       2,423           (163)       2,646
                                         --------    --------       --------     --------
      Loss before income taxes           $(11,971)   $(16,671)      $(25,006)   $ (38,560)
                                         ========    ========       ========     ========

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges

As of October 2, 2005, restructuring reserves existed under four different restructuring actions: the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the 2001 restructuring actions. For more detail related to the 2001 and 2003 restructuring actions, see our 2004 Annual Report on Form 10-K.

During the third quarter of 2005, we recorded total restructuring charges of $6.6 million of which $4.9 million related to the 2005 restructuring actions, $0.3 million related to the 2004 restructuring actions, $1.1 million related to the 2003 restructuring actions and $0.3 million related to the 2001 restructuring actions. These charges are described below under their respective caption.

2005 Restructuring Actions

During the third quarter of 2005, we recorded $4.9 million of restructuring charges for the 2005 restructuring actions. This included $3.5 million of cash charges for severance and benefits for approximately 120 personnel worldwide who were notified during the third quarter of 2005 that their positions were being eliminated, $0.7 million of cash charges for miscellaneous contract cancellations, $0.3 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. All of the $4.9 million of third quarter 2005 restructuring charges were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 120 impacted personnel worldwide, approximately 20 employees will work on a transition basis into the fourth quarter of 2005.

As of October 2, 2005, we have made $2.3 million in cumulative cash payments in the third quarter of 2005 related to the 2005 restructuring actions. The breakdown of the 2005 restructuring charges and utilization of the 2005 restructuring reserves during the quarter ended October 2, 2005 are summarized below:

                                          Balance                                   Balance
2005 Restructuring Actions                07/03/05    Additions     Utilization     10/02/05
--------------------------                --------    ---------     -----------     --------
                                                           (In thousands)

Severance and benefits (a)                   $ -       $ 3,480        $(2,233)      $ 1,247
Contract termination costs (a)                 -           697              -           697
Lease termination costs (a)                    -           306            (50)          256
Lease related assets (b)                       -           317            (14)          303
Other miscellaneous assets (b)                 -           121            (74)           47
                                             ---       -------        -------       -------
                                             $ -       $ 4,921        $(2,371)      $ 2,550
                                             ===       =======        =======       =======

Balance Sheet Breakout:
    Other current liabilities (a)            $ -       $ 4,483        $(2,283)      $ 2,200
    Fixed asset reserves (b)                   -           438            (88)          350
                                             ---       -------        -------       -------
                                             $ -       $ 4,921        $(2,371)      $ 2,550
                                             ===       =======        =======       =======
(a)	Amounts represent primarily cash charges.

     (b) Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

At October 2, 2005, the remaining severance and benefits were related to employees who were still on transition. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008. We are trying to sublease these facilities. The majority of the lease related assets are anticipated to be utilized by the tenant who subleases the facility. The remaining assets are anticipated to be disposed of by the first half of 2006. The majority of the contract cancellation payments will be made in the first quarter of 2006 with the remainder being made on continuous payments over the remaining life of the contract which is less than 2 years.

2004 Restructuring Actions

During the third quarter of 2005, we recorded an additional $0.3 million of restructuring charges for the 2004 restructuring actions primarily related to lease cancellations. These charges were a result of it taking longer than expected to sublease vacated facilities. During 2004, we recorded $3.7 million of restructuring charges for the 2004 restructuring actions. This included $2.6 million of cash charges for severance and benefits for 141 personnel worldwide who were notified during 2004 that their positions were being eliminated (there were no charges related to the 17 temporary employees whose positions were eliminated), $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels at that time.

The worldwide workforce reduction was across all business functions and across all levels of Iomega. Of the 141 impacted personnel worldwide that were notified during 2004, 15 employees worked on a transition basis into the first and/or second quarters of 2005. Three of these employees were rehired full-time which decreased the final headcount reduction to 138 employees.

The total separation payments or liability for the 138 impacted employees were $2.8 million.

The total charges for the 2004 restructuring actions were $4.2 million. As of October 2, 2005, we have made $3.4 million in cumulative cash payments related to the 2004 restructuring actions, of which $1.1 million was disbursed during the first quarter of 2005, $0.3 million was disbursed during the second quarter of 2005 and $0.2 million was disbursed during the third quarter of 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended October 2, 2005 are summarized below:

                                         Balance                             Balance
       2004 Restructuring Actions        07/03/05    Utilized    Additions   10/02/05
       --------------------------        --------    --------    ---------   --------
                                                       (In thousands)

       Severance and benefits (a)         $  11       $ (58)       $  46      $  (1)
       Lease termination costs (a)          284        (123)         268        429
       Furniture (b)                        202         (19)           -        183
                                          -----       -----        -----      -----
                                          $ 497       $(200)       $ 314      $ 611
                                          =====       =====        =====      =====

       Balance Sheet Breakout:
           Other current liabilities (a)  $ 295       $(181)       $ 314      $ 428
           Fixed asset reserves (b)         202         (19)           -        183
                                          -----       ------       -----      -----
                                          $ 497       $(200)       $ 314      $ 611
                                          =====       ======       =====      =====
(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

Utilization of and other activity relating to the 2004 restructuring charges during the nine months ended October 2, 2005 are summarized below:

                                         Balance                                          Balance
       2004 Restructuring Actions        12/31/04    Utilized    Additions  (Reversals)   10/02/05
       --------------------------        --------    --------    ---------  ----------    --------
                                                                (In thousands)

       Severance and benefits (a)       $   766     $(1,010)       $ 306       $ (63)      $  (1)
       Lease termination costs (a)          725        (564)         268           -         429
       Furniture (b)                        346        (163)           -           -         183
                                         ------      -------       -----       -----       -----
                                        $ 1,837     $(1,737)       $ 574       $ (63)      $ 611
                                         ======      =======       =====       =====       =====

       Balance Sheet Breakout:
           Other current liabilities (a)$ 1,491     $(1,574)       $ 574       $ (63)      $ 428
           Fixed asset reserves (b)         346        (163)           -           -         183
                                         ------      -------       -----       -----       -----
                                        $ 1,837     $(1,737)       $ 574       $ (63)      $ 611
                                         ======      =======       =====       =====       =====
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in 2008. We are trying to sublease these facilities. We anticipate disposing of the excess furniture by the end of the first quarter of 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

2001 and 2003 Restructuring Actions

During the third quarter of 2005, we recorded an additional $1.4 million in restructuring charges primarily related to the 2003 restructuring actions for leases due to our inability to sublease the facility as a result of the market conditions in Roy, Utah.

During the first quarter of 2004, we recorded an additional $0.5 million in restructuring charges related to the 2001 restructuring actions for our Ireland facility due to our inability to sublease the facility, at that time, as a result of the market conditions in Ireland.

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

Cash disbursements of $0.5 million were made in each of the first three quarters of 2005 for a total of $1.5 million in 2005 related to the 2001 and 2003 restructuring actions. As of October 2, 2005, approximately $2.8 million remains to be paid in cash for these two restructuring actions.

Utilization of and other activity related to the 2001 and 2003 restructuring charges during the quarter ended October 2, 2005 are summarized below:

                                                        Balance                              Balance
       2001 and 2003 Restructuring Actions              07/03/05     Utilized   Additions    10/02/05
       -----------------------------------              --------     --------   ---------    --------
                                                                        (In thousands)

       Severance and benefits (a)                        $     2      $    -     $     -    $     2
       Lease termination costs (a)                         1,947        (497)      1,351      2,801
       Leasehold improvements and furniture (b)              231         (18)          -        213
                                                         -------      ------     -------    -------
                                                         $ 2,180      $ (515)    $ 1,351    $ 3,016
                                                         =======      ======     =======    =======

       Balance Sheet Breakout:
           Other current liabilities  (a)                $ 1,949      $ (497)    $ 1,351    $ 2,803
           Fixed asset reserves (b)                          231         (18)          -        213
                                                         -------      ------     -------    -------
                                                         $ 2,180      $ (515)    $ 1,351    $ 3,016
                                                         =======      ======     =======    =======
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Utilization of and other activity relating to the 2001 and 2003 restructuring charges during the nine months ended October 2, 2005 are summarized below:

                                                   Balance                                           Balance
       2001 and 2003 Restructuring Actions         12/31/04     Utilized    Additions  (Reversals)   10/02/05
       -----------------------------------         --------     --------    ---------  ----------    --------
                                                                         (In thousands)

       Severance and benefits (a)                  $     2      $     -     $     -      $  -        $     2
       Lease termination costs (a)                   2,945       (1,493)      1,351        (2)         2,801
       Furniture (b)                                   360         (147)          -         -            213
                                                   -------      -------     -------      -----       -------
                                                   $ 3,307      $(1,640)    $ 1,351      $ (2)       $ 3,016
                                                   =======      =======     =======      =====       =======

       Balance Sheet Breakout:
           Other current liabilities (a)           $ 2,947      $(1,493)    $ 1,351      $ (2)       $ 2,803                                                                                   -
           Fixed asset reserves (b)                    360         (147)          -                      213
                                                   -------      -------     -------      -----       -------
                                                   $ 3,307      $(1,640)    $ 1,351      $ (2)       $ 3,016
                                                   =======      =======     =======      =====       =======
(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in 2009. We are trying to sublease these facilities. The remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the related subleases expire. The last sublease will expire in March 2006. We anticipate completing the disposal of the furniture by the end of the first quarter of 2006.

(5) Commitments and Contingencies

Litigation

There are no material legal proceedings to which we are a party. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material impact on our results of operations, business or financial condition.

(6) Other Matters

Other Intangible Assets

At October 2, 2005, we had $1.2 million in net intangible assets, all of which are subject to amortization. Our intangible assets include a licensing agreement and intellectual property. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There have been no indicators of impairment from the time the impairment evaluation was performed in the first quarter of 2005 to October 2, 2005. Amortization expense was $0.5 million for both the quarters ended October 2, 2005 and September 26, 2004. Amortization expense was $1.6 million for the nine months ended October 2, 2005 and $1.5 million for the nine months ended September 26, 2004. Amortization expense for each of the next five

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Other Matters (Continued)

fiscal years is anticipated to be approximately $0.4 million for the remainder of 2005, $0.7 million in 2006, $0.1 million in 2007 and zero thereafter. As of October 2, 2005, the weighted average useful life of our intangible assets is approximately less than a year.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

                                                Oct. 2,         Dec. 31,
                                                 2005             2004
                                               --------        --------
                                                    (In thousands)
Other Intangible Assets:
    Gross value (1)                            $ 12,157        $ 11,791
    Accumulated amortization                    (10,910)         (9,343)
                                               --------        --------
       Net intangible assets                   $  1,247        $  2,448
                                               ========        ========
(1)	The intangible asset gross value increased $0.4 million in the first quarter of 2005 due to the consolidation of intellectual property related to our investment in ByteTaxi in January 2005.

(7) Subsequent Event

Following the quarter ended October 2, 2005, the Company reached an agreement to sell its investment in ByteTaxi, Inc. Specifically, on October 28, 2005, Iomega, ByteTaxi, Inc., and certain major shareholders of ByteTaxi, Inc. entered into a Termination Agreement, under which Iomega would receive a total of $2.9 million (payable as described below) in return for the sale of Iomega’s equity ownership of ByteTaxi, Inc. and termination of Iomega’s distribution rights to FolderShare software.  This Agreement was part of a larger series of transactions whereby Microsoft Corporation purchased all of the stock of ByteTaxi, Inc.  Iomega received a cash payment of $2.4 million on October 28, 2005 and the remaining funds (approximately $0.5 million) are to be paid during the fourth quarter of 2006, subject to the satisfaction of certain escrow and indemnity terms.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS:

Overview

We design and market products that help customers protect, secure, capture and share their valuable digital information. Our reportable segments are based primarily on the nature of our products and consist of Zip Products, Consumer Storage Solutions (“CSS”), REV Products, Network Storage Systems (“NSS”) and Other Products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Consumer Storage Solutions segment involves the worldwide distribution and sale of various storage devices including: external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, USB flash drives and external floppy disk drives. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems that have a native capacity of 35 gigabytes (“GB”) (where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed capacity. The NSS segment consists primarily of the development, distribution and sale of network attached storage servers in the entry-level and low-end network attached storage market. The Other Products segment consists of license and patent fees and products that have been discontinued or are otherwise immaterial, including: Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

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

In other efforts to replace the declining Zip business, we have launched and attempted to expand our Consumer Storage Solutions and NSS businesses. Sales of the Consumer Storage Solutions business segment now exceed Zip product sales. However, our Consumer Storage Solutions segment has not generated significant gross margins and is not profitable. The NSS business has also incurred losses during each year of its existence including the quarter and the nine months ended October 2, 2005.

As part of an ongoing effort to return to profitability, the Company announced restructuring actions in July of 2005 which were substantially completed during the third quarter of 2005. The restructuring actions are part of an effort to align our cost structure with our expected future revenue levels. The Company anticipates $38 million to $42 million annual savings as a result of these actions. The Company is focused on growing its REV product sales through system integrator programs to generate awareness, server OEM transactions, and adoption in targeted vertical markets such as the professional audio/video market. Additionally, our REV product strategy is to diversify the product assortment in the market and to introduce new REV products of varying capacities. Finally, the Company is focusing on a critical goal of improving HDD gross margins through channel mix, product mix and cost reductions. Management believes that it must make significant progress in these three areas in order to achieve its goal to return the Company to profitability. While Management is focused on this goal, there can be no assurance that the Company will be able to achieve its goal.

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

Results of Operations

Our net loss for the quarter ended October 2, 2005 was $12.3 million, or $(0.24) per share, compared with a net loss of $15.9 million, or $(0.31) per share, for the quarter ended September 26, 2004.

Our net loss for the nine months ended October 2, 2005 was $24.7 million, or $(0.48) per share, compared with a net loss of $40.5 million, or $(0.79) per share, for the nine months ended September 26, 2004.

Sales

As shown in the table below, total sales for the quarter ended October 2, 2005 declined primarily due to lower Zip product sales, and lower Consumer Storage Solutions sales.

                                                             For the Quarter Ended
                                             ---------------------------------------------------
                                               Oct. 2,      Sept. 26,
                                                2005          2004          $ Change     % Change
                                             ---------      ---------       ---------    --------
                                                           (In thousands, except %)
Sales:
Consumer Products:
   Zip Products                              $ 14,868       $ 31,880        $(17,012)       (53)%
   Consumer Storage Solutions                  27,143         30,892          (3,749)       (12)
                                             ---------      ---------       ---------
          Total Consumer Products              42,011         62,772         (20,761)       (33)
Business Products:
   REV Products                                10,255         10,338             (83)        (1)
   Network Storage Systems                      3,279          3,282              (3)         -
                                             ---------      ---------       ---------
          Total Business Products              13,534         13,620             (86)        (1)
Other Products                                    344            870            (526)       (60)
                                             ---------      ---------       ---------
          Total sales                        $ 55,889       $ 77,262        $(21,373)       (28)%
                                             =========      =========       =========

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Zip product sales continued their expected decline for the quarter ended October 2, 2005, both in terms of units and sales dollars. The $3.7 million lower Consumer Storage Solutions sales resulted from $6.6 million of higher HDD product sales entirely offset by $6.7 million of lower Optical, $3.2 million of lower USB flash drive and $0.5 million of lower floppy external drive sales. Other Products sales decreased due to lower sales of discontinued products.

Our sales by region for the quarters ended October 2, 2005 and September 26, 2004 are shown in the table below:

                                                             For the Quarter Ended
                                             ---------------------------------------------------
                                               Oct. 2,      Sept. 26,
                                                2005          2004          $ Change     % Change
                                             ---------      ---------       --------     --------
                                                            (In thousands, except %)
Sales Dollars:
Americas (includes Latin America)            $ 30,131       $ 42,406        $(12,275)       (29)%
Europe                                         21,247         28,699          (7,452)       (26)
Asia Pacific                                    4,511          6,157          (1,646)       (27)
                                             ---------      ---------       ---------
        Total                                $ 55,889       $ 77,262        $(21,373)       (28)%
                                             =========      =========       =========

Percent of Total Sales:
Americas (includes Latin America)                54%            55%
Europe                                           38             37
Asia Pacific                                      8              8
                                                ----           ----
    Total                                       100%           100%
                                                ====           ====

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher Consumer Storage Solutions. The decrease in sales dollars in Europe was primarily due to lower Zip product sales and lower Consumer Storage Solutions product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip and Consumer Storage Solutions product sales, slightly offset by higher REV and NSS product sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

As shown in the table below, total sales for the nine months ended October 2, 2005 declined primarily due to lower Zip product sales, partially offset by higher sales of REV products which began shipping in April 2004.

                                                          For the Nine Months Ended
                                             ---------------------------------------------------
                                               Oct. 2,      Sept. 26,
                                                2005          2004          $ Change     % Change
                                             ---------      ---------       ---------    --------
                                                            (In thousands, except %)
Sales:
Consumer Products:
   Zip Products                              $ 51,791       $108,419        $(56,628)       (52)%
   Consumer Storage Solutions                  96,739         98,749          (2,010)        (2)
                                             ---------      ---------       ---------
      Total Consumer Products                 148,530        207,168         (58,638)       (28)
Business Products:
   REV Products                                33,489         17,829          15,660         88
   Network Storage Systems                     11,218         10,647             571          5
                                             ---------      ---------       ---------
      Total Business Products                  44,707         28,476          16,231         57
Other Products                                  1,318          3,386          (2,068)       (61)
                                             ---------      ---------       ---------
      Total sales                            $194,555       $239,030        $(44,475)       (19)%
                                             =========      =========       =========

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Zip product sales continued their expected decline for the nine months ended October 2, 2005, both in terms of units and sales dollars. The $2.0 million lower Consumer Storage Solutions product sales were comprised of $21.0 million of lower Optical, $4.8 million of lower USB flash drive, $1.0 million of lower floppy external drive sales and partially offset by $24.8 million of higher HDD product sales. REV products began shipping in April 2004 and sales increased during 2005 as REV products were available for sale for a longer period of time during 2005 than in 2004. The higher NSS sales resulted primarily from new products launched in the second half of 2004. The lower Other Products sales resulted from lower sales of discontinued products.

Our sales by region for the nine months ended October 2, 2005 and September 26, 2004 are shown in the table below:

                                                          For the Nine Months Ended
                                             ---------------------------------------------------
                                              Oct. 2,       Sept. 26,
                                               2005           2004          $ Change     % Change
                                             ---------      ---------       ---------    --------
                                                            (In thousands, except %)
Sales Dollars:
Americas (includes Latin America)            $ 96,823       $128,761        $(31,938)       (25)%
Europe                                         83,550         91,560          (8,010)        (9)
Asia Pacific                                   14,182         18,709          (4,527)       (24)
                                             ---------      ---------       ---------
       Total                                 $194,555       $239,030        $(44,475)       (19)%
                                             =========      =========       =========

Percent of Total Sales:
Americas (includes Latin America)                50%            54%
Europe                                           43             38
Asia Pacific                                      7              8
                                                ----           ----
    Total                                       100%           100%
                                                ====           ====

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher REV product sales. The decrease in sales dollars in Europe was primarily from lower Zip product sales and Consumer Storage Solutions, partially offset by higher REV product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, partially offset by higher REV product sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANLAYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

Our gross margin details for the quarters ended October 2, 2005 and September 26, 2004 are shown in the table below:

                                                               For the Quarter Ended
                                                 ---------------------------------------------
                                                   Oct. 2,     Sept. 26,
                                                    2005         2004      $ Change    % Change
                                                 ---------   ----------    --------    --------
                                                              (In thousands, except %)

            Total Gross Margin (dollars)         $ 10,999     $ 11,849      $ (850)       (7)%
            Total Gross Margin (%)                     20%          15%

Total gross margin dollars in the quarter ended October 2, 2005 decreased primarily from lower Zip product sales. The gross margin percentage in 2004 was lower due to the $4.6 million charge in 2004 due to impairment and other charges related to the DCT program.

The Zip product gross margin percentage remained relatively flat in both the quarters ended October 2, 2005 and September 26, 2004. Total Zip product gross margin dollars decreased due to lower Zip product sales.

Consumer Storage Solutions product gross margins slightly increased in terms of dollars and percentages during the quarter ended October 2, 2005, primarily due to an increase in USB and floppy drive gross margins, partially offset by lower HDD drive product gross margins. As part of the third quarter 2005 restructuring actions, we have started eliminating unprofitable SKUs in the optical and flash drive product lines. All Consumer Storage Solutions products faced competitive pricing pressures during the quarter ended October 2, 2005 and we anticipate continued competitive pricing pressures on these products.

REV product gross margins improved on both a dollar and percentage basis during the quarter ended October 2, 2005. The improvement was primarily due to the fact that manufacturing start-up costs were incurred during the quarter ended September 26, 2004, but were not incurred during the quarter ended October 2, 2005.

Our gross margin details for the nine months ended October 2, 2005 and September 26, 2004 are shown in the table below:

                                                            For the Nine Months Ended
                                                 ---------------------------------------------
                                                   Oct. 2,     Sept. 26,
                                                    2005         2004      $ Change    % Change
                                                 ---------   ----------    --------    --------
                                                              (In thousands, except %)

            Total Gross Margin (dollars)         $ 41,071     $ 50,980      $(9,909)     (19)%
            Total Gross Margin (%)                     21%          21%

Total gross margin dollars for the nine months ended October 2, 2005 decreased primarily due to lower Zip product sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Zip product gross margin dollars decreased for the nine months ended October 2, 2005 when compared to the nine months ended September 26, 2004, primarily as a result of lower Zip product sales. The Zip gross margin percentage increased from 44% in the third quarter 2004 to 50% in the third quarter 2005, due to lower overhead costs.

For the nine months ended October 2, 2005, the Consumer Storage Solutions product gross margins dollars and percentage decreased when compared to the same nine month period in 2004. The lower Consumer Storage Solutions margin dollars and percentage was largely due to competition and pricing pressure.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

Our PPM, product loss and common expenses details for the quarters ended October 2, 2005 and September 26, 2004 are shown in the table below:

                                                                  For the Quarter Ended
                                                    ----------------------------------------------
                                                     Oct. 2,    Sept. 26,
                                                     2005         2004       $ Change    % Change
                                                    --------    ---------    --------    --------
                                                                (In thousands, except %)
         PPM (Product Loss):
         Consumer Products:
            Zip Products                            $  5,961    $  12,551    $ (6,590)      (53)%
            Consumer Storage Solutions                (1,461)      (2,872)      1,411        49
                                                    --------     --------     -------
               Total Consumer Products                 4,500        9,679      (5,179)      (54)
         Business Products:
            REV Products                              (1,344)      (5,612)      4,268        76
            Network Storage Systems                     (322)         (27)       (295)   (1,093)
                                                    --------     --------     -------
               Total Business Products                (1,666)      (5,639)      3,973        70
         Other Products                                1,096       (6,583)      7,679       117
                                                    --------     --------     -------
               Total PPM                            $  3,930    $  (2,543)   $  6,473       255
                                                    ========     ========     =======

         Common Expenses:
            General corporate expenses              $  9,920    $  14,258    $ (4,338)      (30)%

The decrease in Zip PPM resulted primarily from lower sales. Zip PPM as a percentage of Zip product sales increased slightly to 40% for the quarter ended October 2, 2005 compared to 39% for the quarter ended September 26, 2004, primarily from lower sales and marketing expenses. We anticipate future volatility and declines in Zip PPM as the segment reaches the end of its life cycle.

The Consumer Storage Solutions product loss as a percentage of Consumer Storage Solutions product sales improved to a negative 5% for the quarter ended October 2, 2005 from a negative 9% of product sales for the quarter ended September 26, 2004. The lower product loss resulted primarily from lower sales and marketing expenses.

The REV product loss as a percentage of REV product sales improved to a negative 13% for the quarter ended October 2, 2005 compared to a negative 54% for the quarter ended September 26, 2004. The REV product loss for the quarter ended October 2, 2005 resulted primarily from development costs for next generation REV products and under-absorbed fixed overhead expenses at current volumes. The REV product loss for the quarter ended September 26, 2004 reflected manufacturing start-up costs and high levels of marketing expenses to generate market awareness as sales began in April 2004

NSS had a product loss for the quarter ended October 2, 2005 of $0.3 million compared to near break-even for the quarter ended September 26, 2004. The product loss for the quarter ended October 2, 2005 resulted primarily from higher marketing spending.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

Other Products PPM improved for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004 primarily due to a lack of DCT costs as a result of the cancellation of the DCT development program in the second half of 2004. The third quarter of 2004 included $4.6 million of impairment and other charges related to the wind-down of the DCT program.

The decrease in general corporate expenses for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004 reflected lower costs resulting primarily from the restructuring plans implemented in 2004 and 2005. As a percentage of sales, general corporate expenses were slightly lower for the quarter ended October 2, 2005 compared to the quarter ended September 26, 2004.

Our PPM, product loss and common expenses details for the nine months ended October 2, 2005 and September 26, 2004 are shown in the table below:

                                                                For the Nine Months Ended
                                                    ----------------------------------------------
                                                     Oct. 2,    Sept. 26,
                                                      2005        2004       $ Change    % Change
                                                    --------    ---------    --------    --------
                                                                (In thousands, except %)
         PPM (Product Loss):
         Consumer Products:
            Zip Products                            $ 23,740    $  41,393    $(17,653)      (43)%
            Consumer Storage Solutions                (4,502)      (3,596)       (906)      (25)
                                                    --------     --------     -------
                Total Consumer Products               19,238       37,797     (18,559)      (49)
         Business Products:
            REV Products                              (4,746)     (17,898)     13,152        73
            Network Storage Systems                     (588)        (521)        (67)      (13)
                                                    --------     --------     -------
               Total Business Products                (5,334)     (18,419)     13,085        71
         Other Products                                1,751      (10,870)     12,621       116
                                                    --------     --------     -------
                 Total PPM                          $ 15,655    $   8,508    $  7,147        84
                                                    ========     ========     =======

         Common Expenses:
            General corporate expenses              $ 33,725    $  46,723    $(12,998)       28%

The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margin percentages as described above. Zip PPM as a percentage of Zip product sales increased to 46% for the nine months ended October 2, 2005 from 38% for the nine months ended September 26, 2004, primarily from the higher gross margin percentages described above and from lower sales and marketing expenses.

The Consumer Storage Solutions product loss as a percentage of Consumer Storage Solutions product sales declined slightly to a negative 5% for the nine months ended October 2, 2005 from a negative of 4% of product sales for the nine months ended September 26, 2004. The nine months ended October 2, 2005 included a $1.5 million benefit from a change in estimated copyright royalty accruals in Europe. The increased product loss percentage resulted primarily from lower gross margins, both in terms of dollars and percentage (as described above) and higher research and development expenses, partially offset by lower sales and marketing expenses.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment PPM (Continued)

The REV product loss as a percentage of REV product sales was a negative 14% for the nine months ended October 2, 2005 compared to a negative 100% for the nine months ended September 26, 2004. The REV product loss for the nine months ended October 2, 2005 resulted primarily from development costs for next generation REV products, marketing spending to improve REV product awareness and under-absorbed fixed overhead expenses at current volumes. The REV product loss for the nine months ended September 26, 2004 reflected research and development expenses for the completion of the REV products, manufacturing start-up costs and high levels of marketing expenses to generate market awareness as sales began in April 2004. Sales and marketing expenses decreased $4.5 million for the nine months ended October 2, 2005, compared to the nine months ended September 26, 2004.

The NSS product loss as a percentage of NSS product sales was a negative 5% for both the nine months ended October 2, 2005, and the nine months ended September 26, 2004.

Other Products PPM improved for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004, primarily due to a lack of DCT costs as a result of the cancellation of the DCT development program in the second half of 2004. Other products product loss, during the nine months ended September 26, 2004, included $4.6 million of impairment and other charges to wind-down the DCT program.

The decrease in general corporate expenses for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004 reflected lower costs resulting primarily from the restructuring plans implemented in 2004 and the third quarter of 2005. As a percentage of sales, general corporate expenses decreased to 17% of sales for the nine months ended October 2, 2005 compared to 20% for the nine months ended September 26, 2004.

Operating Expenses

The table below shows the details of and changes in operating expenses for the quarters ended October 2, 2005 and September 26, 2004.

                                                                     For the Quarter Ended
                                                          ------------------------------------------
                                                           Oct. 2,    Sept. 26,
                                                            2005        2004     $ Change   % Change
                                                          ---------   ---------  ---------  --------
                                                                     (In thousands, except %)
          Operating Expenses:
              Selling, general and administrative         $ 14,192    $ 21,546   $ (7,354)     (34)%
              Research and development                       3,330       6,899     (3,569)     (52)
              License and patent fee income                   (889)          -       (889)       -
              Restructuring charges                          6,579       2,293      4,286      187
              Bad debt expense                                 356         205        151       74
                                                          ---------   ---------  ---------
                 Total Operating Expenses                 $ 23,568    $ 30,943   $ (7,375)     (24)%
                                                          =========   =========  =========

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

The table below shows the details of and changes in operating expenses for the nine months ended October 2, 2005 and September 26, 2004.

                                                                     For the Nine Months Ended
                                                          ------------------------------------------
                                                           Oct. 2,    Sept. 26,
                                                            2005        2004     $ Change   % Change
                                                          ---------   ---------  ---------  --------
                                                                     (In thousands, except %)
          Operating Expenses:
              Selling, general and administrative         $ 48,828    $ 69,182   $(20,354)     (29)%
              Research and development                      11,550      20,068     (8,518)     (42)
              License and patent fee income                 (1,301)          -     (1,301)       -
              Restructuring charges                          6,773       2,991      3,782      126
              Bad debt (credit) income                          64         (55)       119     (216)
                                                          ---------   ---------  ---------
                  Total Operating Expenses                $ 65,914    $ 92,186   $(26,272)     (28)%
                                                          =========   =========  =========

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter and nine months ended October 2, 2005 compared to the same periods ended September 26, 2004 reflected lower costs resulting primarily from implementing the 2004 and 2005 restructuring plans. Selling, general and administrative expenses decreased as a percentage of sales to 25% for the quarter ended October 2, 2005, compared to 28% for the quarter ended September 26, 2004. Selling, general and administrative expenses decreased as a percentage of sales to 25% for the nine months ended October 2, 2005, compared to 29% for the nine months ended September 26, 2004.

Research and Development Expenses

Lower research and development expenses for the quarter and nine months ended October 2, 2005 reflected the cancellation of the DCT development program in the second half of 2004 and cost savings from the 2004 and 2005 restructuring actions, partially offset by higher Consumer Storage Solutions research and development activities, primarily on HDD. As a result, research and development expenses decreased as a percentage of sales to 6% for the quarter ended October 2, 2005, compared to 9% for the quarter ended September 26, 2004 and decreased to 6% for the nine months ended October 2, 2005, compared to 8% for the nine months ended September 26, 2004.

License and Patent Fee Income

For the quarter ended October 2, 2005, license and patent fee income of $0.9 million was recognized from an intellectual property license agreement entered into in the second quarter of 2004.

For the nine months ended October 2, 2005, license and patent fee income totaling $1.3 million was recognized from two intellectual property license agreements, one entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Bad Debt Expense

For the quarter ended October 2, 2005, bad debt expense of $0.4 million increased by $0.2 million compared to bad debt expense of $0.2 million for the quarter ended September 26, 2004 resulting from specific reserves taken on customers with whom the Company has discontinued business.

For the nine months ended October 2, 2005, bad debt expense of $0.1 million increased by $0.2 million, compared to a bad debt credit of $0.1 for the nine months ended September 26, 2004.

Restructuring Charges

During the third quarter of 2005, we recorded total restructuring charges of $6.6 million of which $4.9 million related to the 2005 restructuring actions, $0.3 million related to the 2004 restructuring actions, and $1.4 million related to the 2003 restructuring actions and the 2001 restructuring actions. These charges are described below.

The 2005 restructuring charges of $4.9 million were related to and included $3.5 million of cash charges for severance and benefits for approximately 120 personnel worldwide who were notified during the third quarter of 2005 that their positions were being eliminated, $0.7 million of cash charges for miscellaneous contract cancellations, $0.3 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The 2004 restructuring actions were charged an additional $0.3 million of restructuring charges primarily related to lease cancellations. The 2001 and 2003 restructuring action charges totaled $1.4 million primarily related to the 2003 restructuring actions for leases due to our inability to sublease the facility as a result of the market conditions in Roy, Utah.

During the second quarter of 2005, we had a net release of less than $0.1 million related to excess severance and benefits from the 2004 restructuring actions.

During the first quarter of 2005, we recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that remained on transition under the 2004 restructuring actions.

During the third quarter of 2004, we recorded pre-tax restructuring charges of $2.3 million. These charges included $2.1 million for the 2004 restructuring actions and $0.2 million for the 2001 restructuring actions. The $0.2 million was related to lease expenses and the facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which we were unable to sublease until the fourth quarter of 2004.

During the second quarter of 2004, the Company recorded pre-tax restructuring charges of $0.2 million related to the ratable recognition of severance for those employees that were on transition during the second quarter of 2004 under the 2003 restructuring actions.

During the first quarter of 2004, we recorded restructuring pre-tax charges of $0.5 million related to lease expenses for facilities vacated in 2001 as part of the restructuring actions initiated during 2001, which we were unable to sublease until late 2004. See Note 4, “Restructuring Charges” of the notes to condensed consolidated financial statements for more detail on the restructuring reserve activity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Income

Interest income of $0.7 million in the third quarter of 2005 increased by $0.3 million from $0.4 million in the third quarter of 2004. Interest income of $1.7 million for the first nine months of 2005 increased by $0.6 million from $1.1 million in the first nine months of 2004. The increase for the third quarter and nine month periods resulted primarily from higher interest rates.

Interest Expense and Other Income and (Expense), Net

Interest expense and other income and (expense), net, was an expense of $0.1 million for the quarter ended October 2, 2005 compared to $2.1 million for the quarter ended September 26, 2004. The decrease of $2.0 million resulted primarily from the release of $1.8 million of various accruals in the third quarter of 2004 for a European subsidiary for which operations ceased in 1999 and from lower foreign currency gains of $0.4 million.

Interest expense and other income and (expense), net, was an expense of $1.8 million for the nine months ended October 2, 2005 compared to income of $1.6 million for the nine months ended September 26, 2004. The decrease of $3.4 million resulted primarily from the release of various accruals in 2004 for a European subsidiary for which operations ceased in 1999 and from higher foreign currency losses of $1.2 million.

Income Taxes

For the quarter ended October 2, 2005, we recorded a net income tax provision of $0.4 million on a pre-tax loss of $12.0 million. The statutory tax benefit of $4.2 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax provision of $0.4 million was comprised primarily of foreign taxes.

For the quarter ended September 26, 2004, the Company recorded a net tax benefit of $0.8 million, on a pre-tax loss of $16.7 million. The net tax benefit for the quarter ended September 26, 2004 was comprised of a $6.5 million statutory tax benefit on the quarter’s pre-tax loss and a $1.2 million benefit primarily from additional state net operating loss carryforwards (“NOLs”), partially offset by a $6.9 million tax provision from an increased valuation allowance primarily from changes in NOLs.

For the nine months ended October 2, 2005, we recorded an income tax benefit of $0.4 million on a pre-tax loss of $25.0 million. The statutory tax benefit of $8.8 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.4 million was comprised of $0.8 provision of foreign taxes primarily Swiss withholding taxes, and $1.2 million benefit of various adjustments related to deferred taxes.

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

Liquidity and Capital Resources

Detail of our total cash, cash equivalents and temporary investments is shown in the table below:

                                                     Oct. 2,     Dec. 31,
                                                      2005        2004      $ Change    % Change
                                                    --------    ---------   ---------   ---------
                                                              (In thousands, except %)

      Total cash, cash equivalents, and temporary
           investments for the U.S. entity(1)       $  7,484     $ 14,307    $(6,823)      (48)%
      Total cash, cash equivalents and temporary
           investments for non-U.S. entities (2)    $ 90,883      106,502    (15,619)      (15)
                                                    --------     --------   ---------
      Total consolidated cash, cash equivalents
           and temporary investments                $ 98,367     $120,809   $(22,442)      (19)
                                                    ========     ========   =========

       Working capital                              $ 73,887     $ 98,236   $(24,349)      (25)%
                                                    ========     ========   =========
(1)

Of the $7.5 million in total cash and cash equivalents for the U.S. entity at October 2, 2005, we do not have access to less than $0.2 million which is from ByteTaxi. We began consolidating our investment in ByteTaxi in January 2005.

(2)

Of the $90.9 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.3 million was restricted at October 2, 2005. None of the Company’s total cash, cash equivalents and temporary investments were restricted at December 31, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S. For the nine months ended October 2, 2005, cash used by operations amounted to $21.7 million. The primary uses of cash from operations for the nine months ended October 2, 2005 was from the $24.7 million of operating losses; $5.4 million for restructuring disbursements; $1.5 million for the payment of annual and other management bonus plans and changes in current assets and current liabilities as described below.

Trade receivables decreased in the nine months ended October 2, 2005, due to lower overall sales. Days sales outstanding (“DSO”) in receivables increased from 31 days at December 31, 2004 to 43 days at October 2, 2005. DSO increased primarily due to the timing of sales resulting from the back-to-school promotions that increased receivables towards the end of third quarter 2005. Inventories decreased during the nine months ended October 2, 2005 primarily due to lower material receipts and improved materials management through the implementation of the regional assembly process.

Other current liabilities decreased $12.9 million primarily from: (1) $3.7 million of lower accrued payroll, vacation and bonus accruals due to the payment of annual and other management bonus plans in January 2005 that were accrued at December 31, 2004, and fewer employees at October 2, 2005; (2) $3.1 million of lower marketing and advertising accruals reflecting the lower marketing and advertising activity as part of our cost cutting efforts; (3) $2.1 million of lower margin on deferred sales as the estimated amount of excess channel inventory decreased; and (4) $2.1 million of lower accrued royalties primarily from a $1.5 million non-recurring benefit from a change in estimated accrued copyright royalties in Europe. Accounts payable decreased due to lower purchases reflecting the lower sales volumes and the increased efforts to reduce inventories as well as an increased effort to reduce operating costs.

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

We believe that our balance of total unrestricted cash, cash equivalents and temporary investments will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. However, cash flow from future operations, investing activities and the precise amount and timing of our future financing needs cannot be determined. Future cash flow will depend on a number of factors, including management’s ability to achieve the goals set forth in the preceding paragraph and those factors set forth in the section labeled “Factors Affecting Future Operating Results.” Should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and /or seek financing from other sources.

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

Subsequent Events

Following the quarter ended October 2, 2005, the Company reached an agreement to sell its investment in ByteTaxi, Inc. Specifically, on October 28, 2005, Iomega, ByteTaxi, Inc., and certain major shareholders of ByteTaxi, Inc. entered into a Termination Agreement, under which Iomega would receive a total of $2.9 million (payable as described below) in return for the sale of Iomega’s equity ownership of ByteTaxi, Inc. and termination of Iomega’s distribution rights to FolderShare software.  This Agreement was part of a larger series of transactions whereby Microsoft Corporation purchased all of the stock of ByteTaxi, Inc.  Iomega received $2.4 million on October 28, 2005 and the remaining funds (approximately $0.5 million) are to be paid during the fourth quarter of 2006, subject to the satisfaction of certain escrow and indemnity terms.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results

Demand for our Products and Operating Efficiencies

Our future operating results will depend upon our ability to operate profitably in an industry characterized by intense competition, rapid technological advances, and low margins. This, in turn, will depend on a number of factors, including:

•	Worldwide market conditions and demand for digital storage products;
•	Our ability to replace rapidly declining Zip revenues and profits with revenues and profits from other products, particularly our REV products;
•	Our ability to generate significant sales and PPM from REV products, which may require considerable
•	OEM adoption of REV products;
•	Our ability to significantly improve HDD gross margins;
•	Our success in meeting targeted availability dates for new and enhanced products;
•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
•	Our ability to maintain profitable relationships with our distributors, retailers, and other resellers;
•	Our ability to maintain an appropriate cost structure and achieve the cost savings goals of the 2005 restructuring plan;
•	Our ability to attract and retain competent, motivated employees;
•	Our ability to comply with applicable legal requirements throughout the world; and
•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests, and defending claims made against us.

These factors are difficult to manage, satisfy, and influence. In spite of considerable efforts, we have been unable to operate profitably on an annual basis since 2002, and we cannot provide any assurance that we will be able to operate profitably in the future.

Zip Drives and Disks

Zip products have accounted for the vast majority of our sales and PPM since 1997, and have provided our only meaningful source of PPM for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999. These declines are expected to continue through the end of the Zip product lifecycle due to general obsolescence of Zip technology and the emergence of alternate storage solutions. Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in any subsequent quarter or year. Further, we will not be viable unless we generate significant PPM from products other than Zip products. We have been unable to do this for several years and can provide no assurance that we will be able to do so in the future.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

REV Products

We continue to believe that in the current environment, our REV product line (launched in April 2004) represents the most realistic opportunity to develop a PPM stream which could at least partially offset the rapidly declining Zip PPM. Our introduction of REV products entails numerous risks relating to factors such as the following:

•	Inability to create product awareness or lack of market acceptance;
•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
•	Failure to achieve significant OEM adoption of the products;
•	Unforeseen manufacturing, technical, supplier, or quality-related delays, issues, or concerns;
•	Intense competition from competing technologies; and
•	Risks that third parties may assert intellectual property claims against REV products.

It is unlikely that we will be able to operate profitably unless and until REV products generate significant revenue, including OEM adoption and positive PPM. We can offer no assurance that we will be able to successfully resolve any of the preceding challenges or that we will be able to generate significant PPM from our REV business.

Consumer Storage Solutions

Through the second quarter of 2005, our Consumer Storage Solutions segment was comprised of optical (CD-RW and DVD rewritable) drives, external hard drives, USB flash drives, and external floppy drives. After managing down current inventories on certain unprofitable optical and flash drive products, we intend to primarily focus our future efforts in this segment on external hard-disk drive related products.

Virtually all of our Consumer Storage products are commodity-type products which are functionally equivalent to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors. Moreover, besides our trademarks, we own minimal intellectual property relating to our consumer products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations, and frequent end user price reductions. In order to successfully compete, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand, and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives and this business has never achieved full year profitability.

We intend to continue our efforts with respect to our Consumer Storage Solutions segment, with a particular focus on HDD products. However, in light of the preceding challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Network Storage Systems

We focus on the entry-level and low-end Network Attached Storage markets, where we attempt to leverage our small- to medium-sized business customer base and channel customers, including existing resellers already focused on these customers. Notwithstanding this leverage of existing channels, this business has never achieved full year profitability and we can offer no assurance that we will achieve sustainable profitability on this segment.

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

We are spending significant resources attempting to develop new products, including next-generation REV products. We may spend additional resources attempting to acquire the rights to new technologies, to fund development of such technologies, or to otherwise differentiate existing products. We can provide no assurance that any of these expenditures will yield profits.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

As discussed in Note 4 of the notes to condensed consolidated financial statements, in the third quarter of 2005, we announced a significant restructuring plan in conjunction with our ongoing goals to simplify our business, align our cost structure with expected revenue streams and return to profitability. We face risks of losing key institutional knowledge and internal controls as a result of workforce reductions and changes within the executive management team. In addition, our ability to retain key employees may be adversely affected as a result of the recent restructuring activities, our recent financial performance, increased workloads resulting from the restructuring, and recent improvements in the U.S. and European economies. Moreover, our decision to wind down activities in various product lines may result in excess inventory, the inability to sell existing inventory, or may adversely affect our relationships with resellers. Any of these events could have a material adverse impact upon our business. We can offer no assurance that we will achieve projected cost savings or return to profitability as a result of our restructuring efforts, or that we will be able to retain key management, employees, and know-how.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each annual report a report on internal control over financial reporting.

For the year ended December 31, 2004, we reported a material weakness in internal control related to control weaknesses at our distribution and logistics service provider. We believe that we remediated this control weakness during the second quarter of 2005 through the implementation and testing of various internal compensating controls.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

However, we are at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in additional reported material weaknesses. The 2005 restructuring actions and reduced headcount (see Note 4 of the notes to condensed consolidated financial statements) increased the risk of a process breakdown and possible internal control deficiencies. In addition, we are currently recruiting for a new Chief Financial Officer; Thomas Liguori resigned, effective November 11, 2005, and Thomas D. Kampfer (who has served as Interim Chief Financial Officer for Iomega in the past) will again act as Interim CFO following Mr. Liguori’s departure. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

Product Manufacturing and Procurement

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

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics centers, we rely upon the computer systems, business processes, and internal controls of our distribution and logistics services providers. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks. Since the first quarter 2004 transition to the current distribution and logistics service providers, we have experienced operational disruptions and have reported a material weakness in internal control over financial reporting due to some of these factors. We hope to realize cost savings and operational efficiencies as a result of outsourcing distribution and logistics services, but can provide no assurance that we will do so.

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

Company Operations, Component Supplies and Inventory

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

Although we have fully outsourced our manufacturing, we have retained responsibility for the supply of certain key components. It can be difficult to obtain a sufficient supply of key components on a timely and cost effective basis. Many components that we use are available only from “single source” or from a limited number of suppliers and are purchased without guaranteed supply arrangements. Should REV product volumes fail to ramp significantly, we may experience component cost increases and other component availability challenges. As suppliers upgrade their components, they regularly “end of life” older components. As the Company becomes aware of an end of life situation, we attempt to make purchases to cover all future requirements or find a suitable substitute component. In such cases, we may not be successful in obtaining sufficient numbers of components or in finding a substitute. In summary, we can offer no assurance that we will be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so would lead to a material adverse impact on our business.

Purchase orders for components or finished products are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Further, our customers frequently adjust their ordering patterns in response to factors such as inventory on hand, new product introductions; seasonal fluctuations; promotions; market demand; and other factors. As a result, our estimates, when inaccurate, can result in excess purchase commitments. We have recorded significant charges in the past relating to excess purchase commitments and inventory reserves and these charges can adversely impact our financial results. We may be required to take similar charges attributable to forecasting inaccuracies in the future.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors Affecting Future Operating Results (Continued)

Legal Risks

We have entered into multiple agreements, including license, service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. We are also subject to an array of regulatory and compliance requirements, including foreign legal requirements and a complex worldwide tax structure. In addition, we employ several hundred individuals throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights, and comply with all applicable laws and regulations under these agreements and relationships, we can offer no assurance that we will be able to do so. We have been sued and may be sued under numerous legal theories, including breach of contract, tort, products liability, intellectual property infringement, and other theories. Such litigation, regardless of outcome, may have an adverse effect upon our profitability or public perception. In addition, although we seek to manage the credit granted to our customers, certain trade receivable balances from one or more customers could become uncollectible; this could adversely affect our financial results.

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

ITEM 4. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, include its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 2, 2005, our chief executive officer and chief

IOMEGA CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES (Continued)

financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As part of the third quarter 2005 restructuring actions (see Note 4 of the notes to condensed consolidated financial statements), we significantly reduced worldwide headcount, including within the finance function, thereby necessitating that fewer people perform the required finance and accounting functions; and outsourced our tax department to a major independent accounting firm, in particular, the calculation of the quarterly tax provision. Based on the evaluation of the Company’s disclosure controls and procedures as of October 2, 2005, we are not aware of any material adverse impacts on our internal control over financial reporting as a result of these changes.

No other changes, in our internal control, over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended October 2, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.9 and 31.10 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

We did not sell any equity securities during the quarter ended October 2, 2005 that were not registered under the Securities Act of 1933.

During the quarter ended October 2, 2005, we did not repurchase any shares of our Common Stock. As of October 2, 2005, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2005 Dated: November 10, 2005

IOMEGA CORPORATION
        (Registrant)

/s/ Werner T. Heid
Werner T. Heid
       President and Chief Executive Officer

/s/ Thomas Liguori
Thomas Liguori
       Vice President, Finance and
              Chief Financial Officer
              (Principal financial and
              accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.31	Executive Agreement, signed October 18, 2005, between Iomega and Anna Aguirre.

10.32	Executive Agreement, signed October 20, 2005, between Iomega and Ulrike Tegtmeier.

31.9	Section 302 certification letter from Werner T. Heid, President and Chief Executive Officer.

31.10	Section 302 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.

32.7	Section 906 certification letter from Werner T. Heid, President and Chief Executive Officer.

32.8	Section 906 certification letter from Thomas Liguori, Vice President, Finance and Chief Financial Officer.