Form 10-K
period 2005-12-31
IOMEGA CORP
filed 2006-03-15
CIK 352789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at July 3, 2005 was $136,644,051 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at March 4, 2006 was 51,648,198.

Documents incorporated by reference:

•	Specifically identified portions of the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders into Part III of Form 10-K.

(This page has been left blank intentionally)

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

For The Fiscal Year Ended December 31, 2005

(This page has been left blank intentionally)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to:

•	expected spending on research and development;

•	objectives of our marketing activities;

•	our overall goals to return to operating profitability, to reverse negative cash flows from operations and any timeframes associated with those goals;

•	goals to recruit original equipment manufacturer (“OEM”) customers for REV products;

•	statements relating to our anticipated operations in calendar year 2006, including expectations to fill the order backlog existing at December 31, 2005 and our goals for 2006;

•	expectations regarding Zip goodwill impairment;

•	the potential for an additional payment to Iomega of roughly $0.5 million in connection with the sale of our interest in ByteTaxi, Inc.;

•	plans to develop and introduce follow-on REV products;

•	our goal to increase REV revenues, gross margins and product profit margin (“PPM”) to at least partially offset declines of Zip product sales;

•	statements relating to potential markets for REV products and goals to penetrate such markets;

•	anticipated cost and expense savings from past restructuring actions;

•	attempts to manage the continued decline in our core Zip Products business;

•	statements or goals relating to expected sales volumes and profitability, or the lack thereof, on certain product lines;

•	our continued goal to profitably grow our Network Storage Systems (“NSS”) business, and our plans for how best to compete in the NSS business in the future;

•	our belief that our balance of cash, cash equivalents and temporary investments is sufficient;

•	statements relating to our potential receipt of any licensing, royalty or other future payments, including any funds promised in connection with our DCT agreement, or any other intellectual property agreement;

•	statements relating to our potential repatriation of cash from foreign subsidiaries;

•	our expectation of transferring our reverse logistics services to our distribution and logistics provider in 2006;

•	the expectation of continuing to lower product procurement costs, reducing ongoing operational costs or differentiating our Consumer Storage Solution products;

•	the goal to improve the procurement and commodity business processes to realize profitability on Consumer Storage Solutions products;

•	statements about continued or future focus on our supply chain;

•	the goal to transition additional Consumer Storage Solutions products to a regional assembly process and to improve gross margins on the Consumer Storage Solutions business;

•	anticipated research and development, marketing or promotional activities by us;

•	the goal to manage Zip products for cash flow;

•	the impacts of expensing stock option grants;

•	the factors affecting future gross margins;

•	expected sales levels due to seasonal demand;

•	the expectation that we can obtain sufficient product and components thereof to meet business requirements;

•	goals to enforce and protect our intellectual property rights;

•	the adequacy of any reserves established by us;

•	the expectation that compliance with environmental protection laws will not have a material effect on us in 2006;

•	anticipated hedging strategies;

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

•	expectations relating to revenue recognition, price protection and rebate reserves, inventory valuation reserves, amortization expenses, accrued excess purchase commitments, tax valuation allowances and impairment of goodwill;

•	future disposal of assets and

•	the possible effects of an adverse outcome in any legal proceedings.

Any other statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions, including but not limited to expressions of our goals, are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” and “Quantitative and Qualitative Disclosures About Market Risk” included in 7 and 7A of Part II and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was first filed with the SEC and we specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS:

We design and market products that help our customers protect, secure, capture and share their valuable digital information. We have organized our products into three business categories: a) Consumer Products, b) Business Products and c) Other Products.

We were incorporated in Delaware in 1980. Our executive offices are located at 10955 Vista Sorrento Parkway, San Diego, CA 92130 and our telephone number is (858) 314-7000. The terms “Iomega”, “we” and “us” refer to Iomega Corporation and our wholly owned subsidiaries, unless the context otherwise specifies. We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the Investor Relations section of our website at www.iomega.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s Internet site and the information contained therein is not incorporated by reference into this Form 10-K.

Product Categories

Our Consumer Products include the following:

•	Zip® drives, which use proprietary, removable Zip disks that are available in capacities of 100MB, 250MB and 750MB;

•	Iomega® desktop hard disk drives (“HDD”), external 3.5 inch hard drives designed for desktop use, which are available in capacities ranging from 80GB to 1TB;

•	Iomega mini and portable HDD drives, external 1.8- and 2.5-inch hard drives with capacities ranging from 20GB to 120GB;

•	Iomega Micro Mini HDD drives, compact 1-inch hard drives with capacities ranging from 4GB to 8GB;

•	Iomega StorCenter™ network hard drives with capacities of 160GB and 250GB;

•	Iomega ScreenPlay™ Multimedia drives, external 2.5-inch 60GB hard drives (with 200GB and 300GB capacities available in Europe and Asia) which allow a user to play audio and video files directly on an AV receiver or television;

•	Iomega CD-RW drives, which read CDs and store data on writable (CD-R) and rewritable (CD-RW) optical discs;

•	Iomega DVD rewritable drives, which read DVDs and store data on writable (DVD+R and DVD-R) and rewritable (DVD+RW and DVD-RW) optical discs;

•	Iomega Mini and Micro Mini USB flash drives, key-sized or smaller solid state memory devices designed for portability and available in capacities ranging from 64MB to 2GB;

•	Aftermarket service plans and

•	Iomega Floppy USB drive and Floppy 7-in-1 card reader drive which store data on 3.5-inch floppy disks with 1.44MB capacity.

Our Business Products include the following:

•	REV® drives, removable hard disk storage systems, which use proprietary REV disks that have a native capacity of 35GB and up to 90GB compressed;

•	A REV-based Autoloader, which has one REV drive but holds ten REV disks;

•	Iomega Network Attached Storage (“NAS”) servers, which provide network-connected storage targeted toward small- and medium-sized businesses and enterprise workgroups and

•	Aftermarket service plans for certain Iomega NAS servers and the REV Autoloader.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Product Categories (Continued)

The Other Products segment consists of iStorage™ services, license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz® and PocketZip disks, Peerless drive systems and other miscellaneous products. The Other Products segment included the research and development of the Digital Capture Technology (“DCT”) development program, which was cancelled in the second half of 2004.

Regarding all capacity references contained in this filing, one-megabyte (or “MB”) equals 1 million bytes, one gigabyte (or “GB”) equals 1 billion bytes and one terabyte (or “TB”) equals 1 trillion bytes.

Availability

Iomega products are generally available worldwide from retailers, catalogs, distributors, OEMs, online vendors, value-added resellers (“VARs”) and system integrators. We also sell our products through our www.iomega.com website.

Consumer Products

Zip Products

Zip Drives. We introduced the Zip drive in March 1995. The Zip drive is an affordable portable storage product for personal computer users, which allow users to easily store, transport and secure data on removable disks. Zip drives range in capacities of 100MB, 250MB and 750MB and are available in internal and external configurations with USB 2.0, ATAPI or Firewire. Zip drives are compatible with leading operating systems for personal computers and workstations (both PC and Mac®). Zip drives use our proprietary Zip disks.

Zip Disks. Zip disks are available in 100MB, 250MB and 750MB capacities.

Consumer Storage Solutions Products

Iomega HDD Drives

Iomega Desktop HDD Drives. Iomega desktop HDD drives (3.5-inch form factor) include Iomega Automatic Backup software and certain third-party software packages, are available in capacities ranging from 80GB to 1TB and are compatible with both PC and Mac® operating systems.

Iomega Mini and Portable HDD Drives. Iomega mini and portable HDD drives (1.8- and 2.5-inch form factors) are available in capacities ranging from 20GB to 120GB, ship with Iomega Automatic Backup software and certain third-party software packages, are host powered, so they can be used without requiring a separate power supply and are compatible with both PC and Mac® operating systems.

Iomega Micro Mini Hard Drives. Iomega Micro Mini Hard drives (1.8-inch form factor) are ultra-compact external hard drives with capacities ranging from 4GB to 8GB and are also host powered and compatible with both PC and Mac® operating systems.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Consumer Products (Continued)

Iomega StorCenter Network Hard Drives. Iomega StorCenter is available in either 160GB or 250GB capacities and is compatible with PC, Mac® and Linux operating systems. With the StorCenter network hard drive, multiple users can store and share files from any standard or wireless computer connected to that network. For backup applications, Iomega Automatic Backup software is included along with password protection and data management.

Iomega ScreenPlay™ Hard Drives. Iomega Screenplay hard drives are 60GB, 200GB and 300GB Multimedia drives used for entertainment purposes. These small, compact drives allow the user to play stored video, movies or music and view photos directly on a television.

Optical Drives

Iomega CD-RW Drives. Iomega CD-RW drives are used for creating customized music CDs, archiving and distributing photos, and other digital data files. Currently, there are two CD-RW drives shipping; the external CD-RW drives and the combination CD-RW/DVD. All current Iomega CD-RW drives are compatible with USB 2.0 interfaces, come with Iomega’s HotBurn® Pro CD/DVD writer software, Iomega Automatic Backup software and certain third-party software packages and are compatible with both PC and Mac® operating systems.

Iomega DVD Rewritable Drives. Iomega DVD rewritable drives are used for the same purposes as CD-RW drives and for transferring and storing video content on DVD discs. Iomega’s Super DVD Writer supports all DVD formats (except for DVD-RAM); reads, writes and rewrites to CD-RW disks and is compatible with both PC and Mac® operating systems. As of November 2005, all DVD drives support 8x dual layer formatted media and ship with HotBurn Pro DVD burning software, Iomega Automatic Backup software and certain third-party software packages.

Iomega Mini and Micro MiniTM USB Flash Drives

The Iomega Mini and Micro Mini USB flash drives are portable, easy-to-use, secure devices for transporting and sharing data. Each drive plugs into any computer’s USB port, is compatible with both PC and Mac® operating systems, and has capacities ranging from 256MB to 2GB.

Iomega Floppy USB Drives

The Iomega Floppy USB drive is a host-powered external floppy drive that reads and writes to all formatted floppy disks and is compatible with both PC and Mac® operating systems. The Iomega Floppy Plus 7-in-1 card reader has these same features and allows users to read and retrieve data from a variety of flash media devices.

Business Products

REV Products

REV Drives and Disks. In April 2004, we began shipping the first products in our REV product family. The REV drives and disks consist of a drive (in external USB 2.0, Firewire and SCSI and internal ATAPI, SCSI and SATA interfaces) and removable disks with a native capacity of 35GB and up to 90GB compressed. REV products are designed for backup and high-capacity portable storage for small- and medium-sized businesses and enterprise workgroups. Potential markets include traditional tape backup/archiving, video surveillance,

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Business Products (Continued)

professional audio/video, medical imaging data storage and high-end workstation support applications. Compared to DDS/DAT and Travan-based tape systems, REV drives and disks are faster, more durable, easier to maintain, provide random access to data and the drives are less expensive.

REV-Based Autoloaders. During the fourth quarter of 2004, we launched a REV-based Autoloader, which has one drive but holds ten 35GB removable disks.

Iomega Network Attached Storage Products

We ship NAS servers with capacities ranging from 160GB to 1.6TB. We market our NAS offerings toward small- and medium-sized businesses and enterprise workgroups. All of our NAS servers use a Microsoft® Windows®-based operating system. Aftermarket service plans for Iomega NAS servers are available either separately or bundled with NAS servers depending upon the NAS server model.

Other Products

The Other Products segment consists of iStorage™ services, license and patent fee income, and products that have been discontinued or are otherwise immaterial, including Jaz and PocketZip disks; Peerless drive systems; Iomega software products described below and other miscellaneous products. Jaz, PocketZip and Peerless drives were discontinued in 2002, though we continue to sell the Jaz and PocketZip disks to support the installed drive base of these products.

Product Development

Research and development expenses were $14.1 million, or 5% of sales, for 2005, $24.4 million, or 7% of sales, for 2004 and $31.6 million, or 8% of sales, for 2003. These expenses were incurred primarily for the research and development of REV products, DCT technology (incurred in 2004 and 2003 only) and, to a lesser extent, network storage devices. Development expenses were also incurred for software enhancements as well as in the sourcing, qualification and testing of certain products, including external HDD products, CD-RW and DVD rewritable drives, and other products.

Although overall research and development costs are anticipated to be lower in 2006 as compared to 2005, we anticipate continued significant development costs. Such costs will be associated with follow-on and next generation REV products, network storage products, software enhancements and sourcing, qualification and testing of Consumer Products and other products.

We operate in an industry that is subject to both rapid technological change and rapid change in consumer demands. Our future success will depend, in significant part, on our ability to continually develop and introduce, in a timely manner, new storage products with improved features and to develop and source those new products within a cost structure that enables us to sell such products through effective channels at competitive prices. We can provide no assurance that we will be successful in this regard.

Marketing

Our worldwide marketing objective is to build awareness of and generate demand for our products and services. Our marketing efforts are focused on the positioning and messaging of our products, software and services to enhance the value of the Iomega brand.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Marketing (Continued)

We deliver brand and product-specific messages to a variety of segments including consumers, business decision makers and Information Technology (“IT”) professionals through public relations efforts, tradeshows and events, direct marketing, internet marketing and the www.iomega.com website. These awareness-generating activities are enhanced with demand stimulus programs and promotions, such as in-store, direct mail or e-mail offers, through the distribution, reseller and retail channel partners.

In addition, to enhance our ability to serve the small- to medium-sized businesses segment, we continue to actively recruit qualified VAR partners to sell our REV and NAS products. These VAR partners are supported through our ioLink initiatives with marketing programs, training and sales materials.

Sales

We sell our products primarily through computer product and consumer electronic distributors, retailers, catalogs, VARs, and on our own website. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 15 to the notes to consolidated financial statements for financial information about our business segments as well as a description of the markets served by our respective products.

Our Consumer Products business is typically strongest during the fourth quarter. Our European sales are typically weakest during the third quarter due to summer holidays. Given the continued expected decline of the Zip business, we are unable to estimate or forecast any Zip product seasonality in future quarters with any degree of confidence. There can be no assurance that any historic sales patterns will continue and as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Retail Sales

Retail outlets for our products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and other retail outlets. We sell our products to retail channels directly as well as indirectly through distributors. In Europe, Asia and Latin America, we sell our products to the retail channel indirectly through distributors. Certain of our products are sold at a retail level by most of the leading retailers of computer products in the United States. Retailers to whom we sold directly as of December 31, 2005 in the United States included BH Photo, CompUSA, Datavision, Fry’s Electronics, J&R Music World, MicroCenter, Office Depot, Office Max, Quill Corporation and Staples.

Distributors

Distributors as of December 31, 2005 included D&H Distributors, Inc., Ingram Micro, Inc., Synnex, Tech Data and United Stationers in the U.S.; Actebis, Banque Magnetique, CMS Peripherals, Datamatic S.P.A., Dexxon Data Media S.A., E&K Data, Esprinet S.P.A., Tech Data International S.A.R.L. and Ingram Micro Europe in Europe; Ingram Micro, Neoteric Informatique Pvt. Ltd. and Tech Pacific in Asia and ControleNet Tecnologia Ltd., Grupo Deltran, Ingram Micro Mexico, Intcomex, Microglobal and Stylus S.A. in Latin America.

Direct catalog partners as of December 31, 2005 included CDW, Insight, PC Connection and PC Mall.

For the year ended December 31, 2005, sales to Ingram Micro, Inc. accounted for 25% of our consolidated sales and sales to Tech Data Corporation accounted for 18% of our consolidated sales. The loss of either of these customers would have a material adverse effect on us.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Sales (Continued)

Company Website

We offer our products, including various promotional items, through our www.iomega.com website.

International Sales

We sell our products in Europe, Asia and South America through international and local distributors. We have sales and marketing organizations in several locations in Western Europe and Asia. The majority of sales to European customers are denominated in Euro. All sales to Latin American and Asian customers are denominated in U.S. dollars. In total, sales outside of the United States were 55% for 2005, 50% for 2004 and 42% for 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 15 of the notes to consolidated financial statements for more information on international sales.

OEMs, Licensees and Private Label Customers

In addition to sales through retail and distribution channels, we have entered into a number of agreements with a variety of OEMs within the computer industry. We have arrangements with several major PC manufacturers to incorporate Zip drives into their computer systems as optional features; however, these arrangements are winding down as Zip products are reaching the end of their product life cycle. We have also entered into agreements with several OEMs regarding REV internal drives. We have a private-branding arrangement with Fuji covering the sale of Zip disks globally, but this arrangement is winding down as well.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to us and an additional $3.5 million cash payment to us at a later date based upon the licensee’s commercialization date of the technology, but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on any future products utilizing the technology up to $11.0 million; we believe that work on certain products was recently suspended that would utilize the DCT technology, so potential royalties from that transaction are unlikely. The $10.5 million was reflected in the operating expenses section of the consolidated statement of operations under the caption, “license and patent fee income”, as the cash had been received and we have fulfilled all of our obligations related to that payment. We will not recognize the $3.5 million in our financial statements until the related cash payment is received. There is no guarantee that we will receive any future payments from this transaction.

During 2004, we entered into a separate license agreement regarding certain disk controller technology. The license terms included the payment of $1.0 million to us. This license agreement calls for royalties to be paid on future products.

During 2005, we entered into another patent agreement, whereby we received $0.4 million and the possibility of future additional royalties. There is no guarantee of future payments.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Supply Chain

We outsource all manufacturing and supply chain operations. In the first half of 2005, we transferred the distribution and logistics operations for Asia to the same logistics partner used in our other regions to consolidate logistic vendors. For the remainder of 2005, our supply chain model remained stable and unchanged with significant focus placed on optimization of the existing supply chain model to gain operational efficiencies, particularly in the area of regional assembly of Consumer Products. Much of the supplier base remained intact in 2005, at the same time new supplier relationships have been established to best support the market and cost objectives of our hard drive based products.

In 2006, we will continue placing substantial focus on our supply chain and supply base to best support business objectives. These changes may include changes to the supply chain model and the supply base.

As the Zip product line reaches its expected end of life, we have been making last time purchases for many of the product components and are winding down component production operations at various suppliers. The third-party manufacturing of Zip drives is expected to continue in 2006 and cartridge production is expected to continue beyond 2006. During 2005, we entered into a last-time-buy agreement with our supplier for the flexible magnetic media used to make Zip disks, and the Zip magnetic media production line has since closed down.

Although we believe we are positioned to obtain an adequate supply of our products in the future, we may encounter future difficulties in achieving desired levels of product; in managing relationships with our suppliers or in locating suppliers able to meet our quality, quantity, pricing and other requirements for manufactured products.

Distribution

In recent years, we have outsourced our distribution and logistics centers to various suppliers. During 2004, we entered into separate agreements with a global provider of distribution and logistics services and a global provider of reverse logistics services to consolidate our distribution, logistics and reverse logistics requirements. These relationships remained in place during 2005. We anticipate transferring our reverse logistics services to our distribution and logistics provider in 2006.

Components and Sourced Products

Although we have outsourced our manufacturing capabilities, we have retained responsibility for the supply of certain key components for our Zip, REV and hard drive based products. See the caption entitled “Company Operations, Components Supplies and Inventory” in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for more details concerning components and sourced products.

Backlog

We had relatively immaterial order backlogs at the end of December 2005 and December 2004. The entire December 31, 2005 order backlog is expected to be filled during 2006; however, the purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition

Consumer Products

Our Consumer Products compete with a broad variety of data storage devices. In many cases, these competing devices are similar to our products. For example, we sell CD-RW drives, DVD rewritable drives, external hard disk drives, floppy drives and flash USB drives. A number of manufacturers (including our suppliers) and competitors make and sell products that are, for all practical purposes, identical to our products in these areas. We compete with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support, channel presence, support and software/accessories included with the drives. Given these competitive factors, we are subject to significant supply risk and situations where the manufacturer under-prices us in the market. We attempt to differentiate our non-Zip Consumer Products with compelling software, interface, usability and other features, but can provide no assurance that we will be able to successfully do so.

By contrast, we are not aware of any product that shares the specific characteristics of our Zip drives and disks (affordable, removable, flexible, magnetic media with capacities ranging up to 750MB). Nevertheless, all of the substitute products identified above compete with our Zip products in areas identified above. Other products competing with our Consumer Products include internal hard drives, magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drive, and magneto optical drives. Given the wide variety of competing personal storage products in the market, we expect that Zip sales will continue to decline and will be significantly less in 2006 as compared to 2005.

To the extent that our Consumer Products are used for incremental primary storage capacity, they compete with non-removable media storage devices such as conventional hard disk drives, which continue to offer increasing capacity and reliability at reduced prices. In addition, one of the key features offered by our Consumer Products, the ability to transport electronic data, is increasingly fulfilled by various internet applications. Thus, our Consumer Products compete with a variety of internet applications with respect to moving and sharing files.

Business Products

REV products face significant competition from a variety of technologies, including the following: entry-level and low-end magnetic tape drives; optical-based products incorporating either recordable or rewritable CD or DVD technology, including new products based on Blu-Ray and similar high-capacity optical storage technologies; magneto-optical technologies and external hard disk drives.

Network Storage Solutions products compete with other NAS products as well as traditional methods for increasing storage on network servers, such as additional hard drives, tape drives/tapes, storage area network (“SAN”), general-purpose servers (“GPS”) and direct attached storage (“DAS”) that are connected to the system. We believe that NAS products offer a more compelling product solution than DAS or the purchase of an incremental server by being less costly per GB, more efficiently enabling workgroup file sharing, being fast and easy to deploy and having a lower total cost of ownership because there are no applications running on the device.

We compete primarily in the entry-level and low-end of the market. The key competitors in these two categories include Dell, Snap Appliance, Buffalo Technology, Linksys and Hewlett-Packard (“HP”). We intend to compete by providing small- to medium-sized businesses relevant features, competitive pricing, brand recognition, strong relationships in the VAR and catalog channels, quality, customer support and strong sourcing relationships. Given that we are sourcing substantially complete products from a limited number of sources, we are subject to significant supply risks.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

Conclusion

We believe that in order to compete successfully, we must continually reduce our product costs and other costs of doing business. As a result, we have undergone several restructuring actions in the past few years, including 2005, 2004, 2003 and 2001 with the intent of reducing ongoing operational costs. See the caption entitled “Restructuring Charges/Reversals” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 5 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning these restructuring actions. During 2005, we continued our efforts to optimize the supply chain to gain cost efficiencies and better serve our customers. Through these and other actions, we are continuing to focus on reducing the costs of our products by reducing the cost of parts and components used in our products through improved procurement processes and inventory management, product design modifications and by taking advantage of industry-wide reductions in costs and decreasing defect rates. We continually evaluate our prices and, based on continuous competition, expect to reduce product prices or offer rebates in the future. Reductions in the prices at which we sell our products or any rebates offered by us would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of such products.

We believe that in order to compete successfully, we will also need to differentiate our products from the competition through effective marketing and advertising portraying the benefits of our products and embedded software.

We believe that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per MB of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), broad adoption and standardization of the technology across many devices, ease of installation and use, brand, perceived functionality and utility and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inch. We currently offer 3.5-inch Zip drives and 2.5-inch REV drives.

The data storage industry is highly competitive and we expect that the industry will remain highly competitive in the future. In addition, the data storage industry is characterized by rapid technological development. We compete with many companies that have greater financial, manufacturing and marketing resources than we do. The availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices could adversely affect our business.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect our technology. We have pending approximately 100 U.S. and foreign patent applications relating to our Zip and REV drives and disks, Optical drives, flexible media technology and various software applications, although there can be no assurance that such patents will be issued. We hold approximately 500 individually or jointly owned issued or pending U.S. and foreign patents relating to our Zip and REV drives and disks, Optical drives, flexible media technology, software applications and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. There can be no assurance that any patents or other intellectual property rights obtained or held by us will provide substantial value or protection to us, that they will prevent or impede a third party from developing competing products or that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Proprietary Rights (Continued)

We have various registered trademarks in the United States, several of which are also registered trademarks in other countries.

Due to the rapid technological change that characterizes our industry, we believe that the success of our products will also depend on the technical competence and creative skill of our personnel in addition to legal protections afforded our existing drive and disk technology.

As is typical in the data storage industry, we are regularly notified of alleged claims that we may be infringing certain patents, trademarks and other intellectual property rights of third parties. It is not possible to predict the cost of litigation, potential damages or outcome of such claims and there can be no assurance that such claims will be resolved in our favor. An unfavorable resolution of one or more of such claims could have a material adverse effect on our business or financial results.

Certain technology used in our products is licensed on a royalty-bearing basis from third parties, including certain patent rights relating to our Zip products. The termination of a license arrangement could have a material adverse effect on our business and financial results.

Employees

As of December 31, 2005, we employed 291 individuals worldwide. Three of our employees in Italy are subject to a collective bargaining agreement.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on us in 2005 and is not expected to have a material effect in 2006. We expect to cease selling Zip drives to distributors or resellers in the European Union starting July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories after the July 1 date.

Certifications

Our Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by our Chief Executive Officer to the New York Stock Exchange on June 10, 2005 in accordance with the New York Stock Exchange’s listing requirements.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS:

Demand for Our Products and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Worldwide market conditions and demand for digital storage products;

•	Our ability to replace rapidly declining Zip revenues and profits with revenues and profits from other products, particularly our REV products;

•	Our ability to generate significant sales and profit margin from REV products;

•	OEM adoption of REV product;

•	Our ability to significantly improve HDD gross margins;

•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers, and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world and

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests, and defending claims made against us.

These factors are difficult to manage, satisfy, and influence. In spite of considerable efforts, we have been unable to operate profitably on an annual basis since 2002, and we cannot provide any assurance that we will be able to operate profitably in the future.

Zip Drives and Disks

Zip products have accounted for the vast majority of our sales and PPM since 1997 and have provided our only meaningful source of PPM for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999. These declines are expected to continue through the end of the Zip product life cycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions. Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in any subsequent quarter or year. Further, we will not be viable unless we generate significant PPM from products other than Zip products. We have been unable to do this for several years and can provide no assurance that we will be able to do so in the future.

As Zip product segment sales and profits continue to decline, $11.7 million of goodwill associated with the Zip product segment will become impaired and those non-cash impairment charges will become necessary starting in the first half of 2006, potentially the first quarter. This will not impact cash flow, but will have a significant adverse impact on Zip operating profitability. Additionally, we expect to cease selling Zip drives to distributors or resellers in the European Union starting July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories after the July 1 date.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Inability to create product awareness or lack of market acceptance;

•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;

•	Failure to achieve significant OEM adoption of the products;

•	Manufacturing, technical, supplier, or quality-related delays, issues, or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;

•	Intense competition from competing technologies and

•	Risks that third parties may assert intellectual property claims against REV products.

It is unlikely that we will be able to operate profitably unless and until REV products generate significant revenue, including OEM adoption and positive PPM. We can offer no assurance that we will be able to successfully resolve any of these challenges or that we will be able to generate significant PPM from our REV business.

Consumer Storage Solutions Products (“CSS”)

Through the second quarter of 2005, our CSS segment was comprised of optical (CD-RW and DVD rewritable) drives, external hard drives, USB flash drives, and external floppy drives. During the second half of 2005, we eliminated certain unprofitable optical and flash drive products and began to focus our efforts primarily in this segment on external hard-disk drive related products.

Virtually all of our CSS products are commodity-type products, which are functionally equivalent to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors. Moreover, besides our trademarks, we own limited intellectual property relating to our consumer products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations, and frequent end user price reductions. In order to successfully compete, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives and this business has never achieved full year profitability. In addition, the recently announced merger of our competitors, Seagate and Maxtor, could potentially reduce price competition among our hard drive suppliers, and could possibly drive up our inbound supply costs for hard drives. In light of these challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

Network Storage Systems

We focus on the entry-level and low-end Network Attached Storage markets, where we attempt to leverage our small- to medium-sized business customer base and channel customers, including existing resellers already focused on these customers. Notwithstanding, this advantage of existing channels, this business has never achieved full year profitability and we can offer no assurance that we will achieve sustainable profitability on this segment.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

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

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

As discussed in Note 5 of the notes to consolidated financial statements, in the third quarter of 2005, we announced a restructuring plan in conjunction with our ongoing goals to simplify our business, align our cost structure with expected revenue streams and return to profitability. Other restructuring actions may be necessary in the future. As a result, we face risks of losing key institutional knowledge and internal controls as a result of workforce reductions and changes within the executive management team. In addition, our ability to retain key employees may be adversely affected because of restructuring activities, our recent financial performance, increased workloads resulting from the restructuring and recent improvements in the U.S. and European economies.

In addition, we recently hired a new Chief Executive Officer and are hiring a new a Chief Financial Officer. The changes in senior leadership could impact employee stability as well. We can offer no assurance that we will achieve projected cost savings or return to profitability because of our restructuring efforts, or that we will be able to retain key management, employees and know-how.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

We are always at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in additional reported material weaknesses. The 2005 restructuring actions and reduced headcount (see Note 5 of the notes to consolidated financial statements) increased the risk of a process breakdown and possible internal control deficiencies. We have many employees performing tasks they did not perform until recently, which could streamline operations or could result in errors or lost knowledge. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

Product Manufacturing and Procurement

We have fully outsourced all manufacturing and have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Zip and REV products are each manufactured by single manufacturers, which creates risks of disruption in the event of labor, quality or other problems at Zip or REV product manufacturers. In addition, product manufacturing costs may increase if we fail to achieve anticipated volumes. There can be no assurance that we will be able to successfully manage these risks.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics centers, we rely upon the computer systems, business processes, and internal controls of our distribution and logistics services providers. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipment, unexpected price increases and inventory management risks. Since the first quarter 2004 transition to the current distribution and logistics service providers, we have experienced operational disruptions and have reported a material weakness (subsequently remediated) in internal control over financial reporting due to some of these factors. We hope to realize cost savings and operational efficiencies as a result of outsourcing distribution and logistics, but success is uncertain.

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

Concentration of Credit Risk

We market our products primarily through computer product distributors, retailers and OEMs. Accordingly, as we grant credit to our customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on our results of operations and financial condition.

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

As suppliers upgrade their components, they regularly “end of life” older components. As we become aware of an end of life situation, we attempt to make purchases to cover all future requirements or find a suitable substitute component. In such cases, we may not be successful in obtaining sufficient numbers of components or in finding a substitute. In summary, we can offer no assurance that we will be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so would lead to a material adverse impact on our business.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Purchase orders for components or finished products are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Further, our customers frequently adjust their ordering patterns in response to factors such as inventory on hand, new product introductions; seasonal fluctuations; promotions; market demand; and other factors. As a result, our estimates, when inaccurate, can result in excess purchase commitments. We have recorded significant charges in the past relating to excess purchase commitments and inventory reserves and these charges can adversely affect our financial results. We may be required to take similar charges attributable to forecasting inaccuracies in the future.

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

Legal Risks

We have entered into multiple agreements, including license, service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. We are also subject to an array of regulatory and compliance requirements, including foreign legal requirements and a complex worldwide tax structure. In addition, we employ approximately three hundred individuals throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights, and comply with all applicable laws and regulations under these agreements and relationships, our organization is complex and errors may occur. We have been sued and may be sued, under numerous legal theories, including breach of contract, tort, product liability, intellectual property infringement, and other theories. Such litigation, regardless of outcome, may have an adverse effect upon our profitability or public perception. In addition, although we seek to manage the credit granted to our customers, certain trade receivable balances from one or more customers could become uncollectible; this could adversely affect our financial results.

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and, to a lesser extent, Asia. We invoice the majority of our European customers in Euros and invoice our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

Our executive offices and corporate headquarters are located in leased offices in San Diego, California. A portion of our research and development, operations, facilities and other administrative functions are located in leased offices in Roy, Utah. In addition, we lease office space in various locations throughout North America for local sales, marketing and technical support personnel, as well as other locations used for research and development activities.

Outside North America, we lease office space in Geneva, Switzerland for use as our International headquarters. We lease office space in Singapore for our Asia Pacific sales and marketing activities. There are market development organizations in several locations in Western Europe and Asia. We consider our properties to be in good operating condition and suitable for their intended purposes. We own substantially all equipment used in our facilities. See Note 6 of the notes to consolidated financial statements for the future lease payment amounts by year.

ITEM 3. LEGAL PROCEEDINGS:

There are no material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

Executive Officers of the Company

The executive officers of the Company as of March 15, 2006 were as follows:

Jonathan S. Huberman	40	Vice Chairman and Chief Executive Officer

Thomas D. Kampfer	42	President, Chief Operating Officer and Interim Chief Financial Officer

Anna L. Aguirre	43	Vice President, Human Resources and Facilities

Ronald J. Gillies	46	Vice President and General Manager, Americas

Ulrike Tegtmeier	50	Vice President, Managing Director, International Sales

Mr. Huberman was appointed Vice Chairman and Chief Executive Officer of Iomega in February 2006. Prior to accepting this position, he was managing director of aAd Capital Management, LP (that he co-founded) from January 2005 to February 2006. aAd Capital Management, LP is a long/short equity hedge fund that invests primarily in small- and mid-cap U.S. public equities. From August 1995 through September 2004, Mr. Huberman was a general partner at Idanta Partners, Ltd., a private venture capital partnership investing in public and private enterprises. Mr. Huberman served on Iomega’s Board of Directors from November 1999 to May 2004 and again from November 2004 to the present. Prior to Idanta, Mr. Huberman was a case leader with the Boston Consulting Group, a strategic management consulting firm, where he focused on the high technology and consumer products industries and advised clients on a range of issues, such as corporate and business unit strategy, marketing strategy, new product development and reengineering.

Thomas D. Kampfer joined the Company in July 2001 and served as Vice President, General Counsel and Secretary until October 2005. Mr. Kampfer also served as Executive Vice President, Business Solutions from November 2004 to October 2005. During February 2006, Mr. Kampfer was appointed Chief Operating Officer and then promoted to President. Since November 2005, Mr. Kampfer has also been serving as Interim Chief Financial Officer and he also served as Interim Chief Financial Officer from June 2004 to February 2005. From February 2001 to July 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January 1995 to January 2001, Mr. Kampfer was with Proxima, a manufacturer of multimedia display projectors, where he served in several capacities including General Counsel and Secretary and Vice President, Business Development. Prior to Proxima, Mr. Kampfer spent ten years at IBM Corporation, a global manufacturer of computer products and services, where he held a variety of engineering and legal positions.

Anna L. Aguirre joined the Company in July 2001 as Vice President, Human Resources and Facilities. Prior to joining the Company, Ms. Aguirre spent nine years at Proxima where she served as Director of Human Resources. As a member of the executive team, she provided strategic guidance and set policy in the areas of change management, organizational development, human resources planning and facilities management.

IOMEGA CORPORATION AND SUBSIDIARIES

Executive Officers of the Company (Continued)

Ronald J. Gillies joined Iomega in April 2005 as Vice President, Sales and Business Development. Mr. Gillies was promoted to Vice President and General Manager, Americas in August 2005. Prior to joining Iomega, Mr. Gillies served from February 2003 to April 2005 as Senior Vice President and General Manager for the Visual Systems Division of NEC Solutions America, Inc., a seller of projectors and plasma displays. Between May 2002 and January 2003, he served as Senior Director of Sales and Marketing for Think Outside, Inc., a designer of PDA and Smartphone input devices. He also spent 15 years with Proxima Corporation, where he held a variety of sales, marketing and distribution management roles. He also served as Vice President, Value Added Channels & Latin America for InFocus Corporation, which acquired Proxima Corporation in 2000.

Ulrike Tegtmeier assumed the role of Vice President, Managing Director, International Sales in September 2005. From January 2001 to September 2005, Ms. Tegtmeier served as Vice President, Managing Director, Iomega International S.A. She joined Iomega in April 1998 as Director of Zip Aftermarket, bringing more than 14 years of experience in sales and management in the European technology market. From October 1990 to December 1997, Ms.Tegtmeier worked at Philips GmbH Germany, a provider of business and information products, consumer electronics, domestic appliances, lighting, semiconductors and medical systems, and served in several capacities including Managing Director of Business and Information Products where she was responsible for creating and implementing product, marketing and sales strategy for six different business units and later responsible for implementing all European-wide activities. From July 1987 to September 1990, she served at Deutsche Mailbox, one of the first start-up email providers in Germany, where she was responsible for the sales and marketing. From April 1984 to June 1987, Ms. Tegtmeier served at Ericsson Information Systems, a provider of terminals, printers, and telecommunications, where she built the account manager training programs for the sales division.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of December 31, 2005, there were 4,928 holders of record of Common Stock. We have not historically paid regular recurring cash dividends on our Common Stock. However, during the third quarter of 2003, our Board of Directors declared a one-time cash dividend of $5.00 per share, which was paid on October 1, 2003 to stockholders of record on September 15, 2003. We have no plan to pay cash dividends in the future. The following table reflects the high and low sales prices of our Common Stock as reported by the New York Stock Exchange for 2005 and 2004.

Price Range of Common Stock

	2005		2004
	High	Low	High	Low
1st Quarter	$5.60	$4.22	$7.10	$5.24
2nd Quarter	5.10	2.28	5.80	4.25
3rd Quarter	3.60	2.50	5.80	3.77
4th Quarter	3.20	2.41	5.79	4.21

Unregistered Sales of Equity Securities

We did not sell any equity securities during the fourth quarter of 2005 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the fourth quarter of 2005, we did not repurchase any shares of our Common Stock. As of December 31, 2005, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA:

The following tables indicate the trends in certain components of our consolidated statements of operations, balance sheets and other information for each of the last five years. The information for 2001 has been reclassified to show the effects of Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”) which requires, retroactively, certain consumer and trade sales promotion expenses to be shown as a reduction of sales. The amount of this reclassification resulted in a reduction to sales and a corresponding decrease in selling, general and administrative expenses of $3.2 million for 2001. The EITF 01-09 reclassification did not impact operating income.

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations:
Sales	$264,505	$328,663	$391,344	$614,363	$831,094
Cost of sales	208,670	255,951	281,068	378,239	645,504

Gross margin	55,835	72,712	110,276	236,124	185,590

Operating expenses:
Selling, general and administrative(1)	60,535	89,804	104,416	130,438	217,122
Research and development	14,054	24,444	31,555	36,249	49,522
License and patent fee income	(1,301)	(10,599)	—	—	—
Restructuring charges (reversals)	7,579	4,531	11,437	(2,423)	38,946

Total operating expenses	80,867	108,180	147,408	164,264	305,590

Operating income (loss)	(25,032)	(35,468)	(37,132)	71,860	(120,000)

Interest and other income (expense), net	404	3,754	4,536	4,029	13,875

Income (loss) before income taxes	(24,628)	(31,714)	(32,596)	75,889	(106,125)

Benefit (provision) for income taxes	945	(4,963)	13,735	(41,170)	12,846

Loss from continuing operations	(23,683)	(36,677)	(18,861)	34,719	(93,279)

Discontinued Operations (see Note 2):
Gain on sale of ByteTaxi, Inc., net of taxes	1,158	—	—	—	—
Losses from discontinued operations, net of taxes	(228)	—	—	—	—

Total discontinued operations	930	—	—	—	—

Net income (loss)	$(22,753)	$(36,677)	$(18,861)	$34,719	$(93,279)

Discontinued operations per common share:
Basic	$0.02	$—	$—	$—	$—

Diluted	$0.02	$—	$—	$—	$—

Net income (loss) per common share:
Basic	$(0.44)	$(0.71)	$(0.37)	$0.68	$(1.74)

Diluted	$(0.44)	$(0.71)	$(0.37)	$0.68	$(1.74)

Dividend paid per share	$—	$—	$5.00	$—	$—

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

SELECTED FINACIAL DATA (Continued)

	December 31,
	2005	2004	2003	2002	2001
	(In thousands, except employee data)
Significant Balance Sheet Items:
Total Cash (1)	$95,999	$120,809	$168,931	$453,864	$329,046
Trade receivables, net	28,853	30,764	37,234	54,477	89,396
Inventories	27,532	31,345	23,745	40,525	56,336
Deferred income taxes	5,523	9,710	16,938	27,573	39,978
Current assets	162,905	199,673	254,401	590,929	530,498
Property, plant and equipment, net	8,311	13,563	16,053	18,102	55,197
Other intangible assets, net	696	2,448	4,525	6,755	9,744
Total assets	183,669	227,502	286,741	627,599	609,950

Current liabilities	85,561	101,437	122,870	164,080	219,835
Other long-term obligations	—	721	1,471	2,244	3,018
Deferred income taxes	17,152	22,537	24,512	50,236	8,159
Retained earnings	33,295	56,048	92,725	135,292	100,573
Total stockholders’ equity	80,956	102,807	137,888	411,039	378,938
Total liabilities and stockholders’ equity	183,669	227,502	286,741	627,599	609,950

Other Metrics:
Cash for the U.S. entity (1)	$7,199	$14,307	$697	$168,641	$135,473
Cash for non-U.S. entities (1)	88,800	106,502	168,234	285,223	193,573

Total Cash (1)	$95,999	$120,809	$168,931	$453,864	$329,046

Working capital	$77,344	$98,236	$131,531	$426,849	$310,663

Total employees	291	462	591	850	2,097

(1)	“Cash” is defined as “Cash, Cash Equivalents, Restricted Cash and Temporary Investments”.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help our customers protect, secure, capture and share their valuable digital information. Our reportable segments are based primarily on the nature of our products and include Zip Products, Consumer Storage Solutions (“CSS”) Products, REV Products, Network Storage Systems (“NSS”) Products and Other Products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The Consumer Storage Solutions Products segment involves the worldwide distribution of various storage devices including external hard drives (“HDD”), CD-RW drives, DVD rewritable drives, USB flash drives and external floppy disk drives. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers in the entry-level and low-end network attached storage market. The Other Products segment consists of license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Products segment has been the largest contributor to our product profit margin (“PPM”). As the Zip business has approached the end of its product life cycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue. In recent years, we have invested significant efforts and dollars on the development of REV products, which were launched in the second quarter of 2004. The REV Products segment has yet to be profitable at the PPM level due primarily to development costs, including for next generation REV products, significant marketing expenses to generate market awareness and under-absorbed fixed overhead expenses at the current sales volumes. However, the REV Products segment approached break-even at the PPM level in the fourth quarter of 2005.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses. Sales of the CSS business segment now exceed Zip product sales. However, our CSS business segment has not generated significant gross margins and is not profitable. The NSS business has also incurred losses during each year of its existence including the year ended December 31, 2005.

As part of an ongoing effort to return to profitability, we announced restructuring actions in July of 2005, which were substantially completed during the third quarter of 2005. The restructuring actions are part of an effort to align our cost structure with our expected future revenue levels. We anticipate $38 million to $42 million in annual savings from these restructuring actions.

For 2006, our primary goals are to: (1) focus on growing our REV product sales through system integrator programs to generate awareness, server OEM transactions and adoption in targeted vertical markets such as the professional audio/video market, (2) diversify our REV product assortment in the market through the introduction of new REV products of varying capacities, (3) improve HDD product gross margins through channel mix, product mix and cost reductions and (4) evaluate other strategic opportunities in the small business market segment to facilitate long term growth. We believe that we must make significant progress in these four areas in order to achieve our goal to return the Company to profitability. While we are focused on this goal, there can be no assurance that we will be able to achieve our goal.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

At December 31, 2005, our total cash, cash equivalents, restricted cash and temporary investments were $96.0 million (see the “Liquidity and Capital Resources” discussion for more detail on the tax impacts of repatriating foreign cash). We believe our total cash is sufficient to operate the business for at least one year.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to, revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and impairment of goodwill. Actual results could differ materially from these estimates.

We have discussed the development and selection of the following critical accounting policies with the Audit Committee of our Board of Directors (“Audit Committee”) and the Audit Committee has reviewed these disclosures.

Revenue Recognition

We defer recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds our channels’ four-week requirements as estimated by us. Original Equipment Manufacturers (“OEMs”) and value-added resellers (“VARs”) customers are not considered to have excess inventory, as they usually do not carry more than four weeks of inventory. We estimate the distribution, retail and catalog channels’ four-week requirements based on inventory and sell-through amounts reported to us by our key customers, who make up the substantial majority of our sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. This inventory and sell-through information is reported to us at the stock keeping unit (“SKU”) level. However, for purposes of our excess inventory calculation, this information is accumulated at the major product level (i.e. Zip 100MB drive, Zip 250MB drive, etc.). We use the last 13 weeks of reported sell-through information to calculate a weekly average, which is then used to estimate the channels’ four-week requirements. This estimate may not be indicative of four weeks of future sell-through. We defer sales and cost of sales associated with estimated excess channel inventory in our consolidated statements of operations, with the resulting offset being reflected in our consolidated balance sheets in margin on deferred revenue.

The table below shows the related revenue and cost of sales deferrals associated with the estimated excess channel inventory.

	December 31,
	2005	2004
	(In thousands)
Deferred revenue	$12,708	$15,798
Deferred cost of sales	(7,472)	(8,351)

Margin on estimated channel inventory	$5,236	$7,447

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

The decrease in margin on estimated channel inventory during 2005 reflects lower levels of channel inventory and product mix changes away from high margin Zip products to lower margin products.

We believe that the accounting estimates related to excess channel inventory are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the variability of the different inputs to the calculation of the reserve such as changes in the level of channel inventory and channel sell-through rates and (2) the material impact that changes in these inputs can have on sales, cost of sales and margin on deferred revenue. Excess channel inventory is a critical estimate for all segments of our business.

Since we have no material debt and adequate cash balances, we believe that changes in excess channel inventory accruals would not impact our liquidity.

Price Protection and Rebate Reserves

We have agreements with some of our direct and indirect customers which, in the event of a price decrease, allow those customers (subject to certain limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, we establish reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, we record reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized. Estimates for rebates are based on a number of variable factors that depend on the specific program or product. These variables include the anticipated redemption rate of rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience. Changes in any of these variables would have a direct impact on the amount of the recorded reserves. We use price protection and rebate programs in all of our segments and record the charges in our statement of operations against their respective segment.

We believe that the accounting estimates related to price protection and rebate programs are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due to the assumptions made concerning redemption rates and other variables and (2) changes in this reserve can have a material impact on sales and trade receivables.

Price protection and rebate reserves have fluctuated in the past. For example, during 2005, $3.0 million of price protection and rebate reserves that were recorded in prior periods were released, as they were not claimed as originally estimated.

Reserves for volume and other rebates and price protection totaled $11.4 million at December 31, 2005 and $16.0 million at December 31, 2004 and are netted against trade receivables in our consolidated balance sheets. The decrease in this reserve for 2005 was primarily a reflection of lower rebate and price protection programs during 2005 relative to the lower sales in 2005. We believe that the use of rebates will continue to be a significant part of our business strategy.

Since we have no material debt and adequate cash balances, we believe that changes in price protection and rebate accruals would not impact our liquidity.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

Inventory Valuation Reserves

We evaluate the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). We include product costs and direct selling expenses in our analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories. In addition, we generally consider inventory that is not expected to be sold within established timelines, as forecasted by our material requirements planning system, as excess and thus appropriate inventory reserves are established through a charge to cost of sales.

We believe that the accounting estimates related to inventory valuation reserves are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due primarily to estimating future sales volumes of products and future sales prices, (2) the competitive nature of the technology industry which can quickly change the price of our products in the market place or the overall demand for our products and (3) changes in the value of inventory can have a material impact on cost of sales and inventory valuation reserves.

Inventory valuation reserve adjustments are necessitated primarily from changes in estimating future sales volumes and from changes in the estimates made of future sales prices. Estimating future sales volumes is particularly difficult for new products and end-of-life (“EOL”) products. Estimating future sales price is particularly difficult on CSS products due to price competition and short product cycles.

Zip products have shown a long market life compared to our other products. In light of their high margins, its inventory carrying value has been recoverable at estimated selling prices. Consequently, Zip products have not, until recently, been as susceptible to inventory valuation reserve adjustments as some of our other products. Now, as Zip products reach the end of their product life cycle, Zip products and components have become susceptible to excess and obsolete inventory reserves. If Zip volumes decline at a quicker rate or in greater volumes than forecasted, the risk associated with inventory valuation reserves will increase.

During 2005, we recorded a net decrease in inventory valuation reserves of $1.1 million. The $1.1 million decrease was comprised of additions of $1.4 million less utilization of $2.5 million as reserved product was scrapped or sold. The $1.4 million of additions to inventory valuation reserves were comprised of $0.7 million for CSS products, $0.3 million for Zip products, $0.2 million for REV products, $0.1 million for NSS products, with the remaining $0.1 million for other various products. The $0.7 million of CSS products charges related primarily to write downs of inventory to market costs and excess inventory on certain HDD products that were not selling as originally expected. The $2.5 million inventory reserve utilizations were comprised of $1.8 million for Zip products, $0.2 million for CSS products, $0.2 million for NSS products, and $0.3 million for other various products as products were sold or scrapped. The Zip products utilization related primarily to Zip product assemblies scrapped in the second quarter of 2005.

During 2004, we recorded a net decrease in inventory valuation reserves of $1.1 million. The $1.1 million decrease was comprised of additions of $4.9 million less utilization of $6.0 million as reserved product was scrapped or sold. The $4.9 million additions to inventory valuation reserves were comprised of $2.9 million for Zip products, $0.9 million for CSS products and $0.6 million for NSS products, with the remaining $0.5 million for other various products. The $2.9 million Zip charges resulted primarily from purchased EOL components, which exceeded the EOL volume forecast. The $0.9 million CSS products charges resulted primarily from product priced below cost in order to move the inventory. The $0.6 million of NSS product

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

charges resulted primarily from additional NAS and Tape product write-offs in early 2004 related to the announcement in late 2003 regarding the discontinuance of the high-end of the market NAS servers and Tape products. The $6.0 million inventory reserve utilizations were primarily for Zip, CSS and NAS products as product was sold or scrapped.

At December 31, 2005, we had inventory valuation reserves of $6.2 million, which compares to inventory valuation reserves of $7.3 million at December 31, 2004. The decrease of $1.1 million in inventory valuation reserves during 2005 was primarily attributable to decreases in reserves as described above.

Adjustments to inventory reserves are non-cash adjustments and would not affect our liquidity.

Accrued Excess Purchase Commitments

The purchase orders under which we buy many of our products generally extend one to three quarters in the future. The quantities on the purchase orders are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Such estimates may result in excess purchase commitments, where we make commitments for purchases that we do not ultimately utilize. The accrual for excess purchase commitments also includes liabilities such as cancellation charges or handling fees incurred because of excess supplier inventory or equipment.

With the continuing decline of Zip volumes, this has become an area of particular risk for us. Suppliers of certain critical components of both Zip drives and disks have stopped producing, or EOL’d such components and other suppliers are planning to do so. In such cases, we attempt to make an EOL purchase of the required component(s) based on our estimates of all future requirements. With respect to estimating excess purchase commitments, we are at risk that we will order insufficient or excess quantities of key components or that certain suppliers may produce excess inventory of key components in the absence of firm orders from us, leading to potential disputes regarding payment obligations.

We believe that the accounting estimates related to accrued excess purchase commitments are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due primarily to estimating future sales volumes of products, (2) the inherit difficulty of estimating future requirements or final build-out of components that have been EOL’d by the supplier and (3) decisions to discontinue projects with suppliers.

During 2005, we recorded a net increase in excess purchase commitment reserves of $0.6 million. This increase was comprised of $2.4 million of additions less utilizations of $1.8 million. The additions of $2.4 million increase resulted from $1.1 million for CSS products (primarily HDD products), $0.7 million for Zip products and $0.6 million for REV products. The $1.8 million of utilizations resulted primarily from $0.6 million for Zip products, $0.5 million for CSS products, $0.3 million for REV products, and the remaining $0.4 million for other various products.

During 2004, we recorded a net decrease in excess purchase commitment reserves of $2.0 million. This decrease was comprised of $2.3 million of additions less utilization of $4.3 million. The majority of the $2.3 million increase resulted from Zip product exposures at our manufacturing suppliers because of decreases in the EOL forecast. The $4.3 million of utilizations resulted primarily from Zip and CSS products as much of what was utilized came from prior reserves and was primarily paid to suppliers, product was moved into inventory or reserves reduced due to increases in forecast demand.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

The accrual for excess purchase commitments totaled $3.4 million at December 31, 2005 and $2.8 million at December 31, 2004.

Since we have no material debt and adequate cash balances, we believe that changes in accrued excess purchase commitments would not impact our liquidity.

Income Taxes

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided or released, as necessary. During this evaluation, we review our forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of our deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease our tax provision or benefit.

We believe that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provision/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheet.

For example, during 2005, we recorded an $8.3 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities. Included in the $8.3 million increase in the valuation allowance was a $16.7 million increased valuation allowance resulting from a decrease in the deferred tax liability because of a decrease in the pool of unrepatriated foreign earnings.

Additionally during 2004, we recorded a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in our intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

Adjustments to deferred tax valuation allowances are non-cash adjustments and do not affect our cash flows.

Impairment of Goodwill

We have $11.7 million of goodwill, all of which is associated with the Zip Products segment. We expect to experience non-cash impairment charges as Zip sales and profits continue to decline. We will be required to take these charges in 2006 and we expect that the charges could begin as early as the first quarter. We perform our annual impairment test required under SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”) in the first quarter of each year. This test compares our Zip specific assets (intangibles and inventory) to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. Each quarter, we compare how actual quarterly Zip profits are tracking with the projected Zip profits/cash

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

flows that were used in the annual impairment test to make sure that there has not been a significant adverse change in business climate or that an unforeseen trend has developed. As part of this quarterly review, we also look for any other indicators of impairment, such as any significant adverse changes in legal factors, adverse regulatory assessments or loss of key personnel. Although there were indicators of impairment during 2005, the estimated discounted future cash flows were adequate to cover the carrying value of the Zip goodwill as of December 31, 2005.

We believe that the accounting estimates related to assessing potential impairment of our goodwill are “critical accounting estimates” because: (1) the subjectivity inherent in determining the fair value of the Zip Products segment and (2) the impact that future impairment charges will have on the consolidated statements of operations and the consolidated balance sheet.

Future Zip goodwill impairment charges will be non-cash charges and will not affect our cash flows.

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales (including charges)	78.9	77.9	71.8

Gross margin	21.1	22.1	28.2

Operating Expenses (Income):
Selling, general and administrative	22.9	27.3	26.7
Research and development	5.3	7.4	8.1
License and patent fee income	(0.5)	(3.2)	—
Restructuring charges	2.9	1.4	2.9

Total operating expenses	30.6	32.9	37.7

Operating loss	(9.5)	(10.8)	(9.5)
Interest and other income and expense	0.2	1.1	1.2

Loss from continuing operations before income taxes	(9.3)	(9.7)	(8.3)
Benefit (provision) for income taxes	0.4	(1.5)	3.5

Loss from continuing operations	(8.9)	(11.2)	(4.8)
Discontinued Operations:
Gain on disposal, net of taxes	0.4	—	—
Loss on discontinued operations, net of taxes	(0.1)	—	—

Net loss	(8.6)%	(11.2)%	(4.8)%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Our net loss for the year ended December 31, 2005 was $22.8 million, or $0.44 per share, compared with a net loss of $36.7 million, or $0.71 per share, for the year ended December 31, 2004. The 2005 net loss included:

•	Pre-tax restructuring charges of $7.6 million;

•	A net after tax gain of $0.9 million on the sale/discontinued operations loss of ByteTaxi, Inc. (see the “ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations” discussion for more details);

•	Tax provisions of $8.3 million from increased valuation allowances and

•	Tax benefits of $9.2 million related to the statutory benefit on pre-tax losses from continuous operations and changes in other deferred tax items (see the “Income Taxes” discussion for more details).

The 2004 net loss included:

•	Pre-tax restructuring charges of $4.5 million;

•	A pre-tax net benefit of $6.6 million from DCT-related license fees and gains/impairment on DCT assets (see the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” discussion for more details);

•	A pre-tax benefit of $1.8 million associated with the release of various accruals for a European subsidiary for which operations have ceased;

•	Tax provisions of $21.2 million from increased valuation allowances and

•	Tax benefits of $3.8 million primarily from the release of tax accruals (see the “Income Taxes” discussion for more details).

Seasonality

Our Consumer Products business is typically strongest during the fourth quarter. Our European sales are typically weakest during the third quarter due to summer holidays. Given the continued expected decline of the Zip business, we are unable to estimate or forecast any Zip product seasonality in future quarters with any degree of confidence. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations

In the first quarter of 2005, we acquired a 10% ownership interest in ByteTaxi, Inc., a start-up software development company, with an option to purchase up to 29% of the company. Under the agreement, we received exclusive license rights to certain products, including ByteTaxi’s FolderShareTM software. Because we were the primary beneficiary of ByteTaxi’s operations, we were required to consolidate ByteTaxi’s operations under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). While consolidated under FIN 46, ByteTaxi, Inc. was reported under the CSS segment.

During the fourth quarter of 2005, we reached an agreement to sell our investment in ByteTaxi, Inc. Specifically, on October 28, 2005, Iomega, ByteTaxi, Inc., and certain major shareholders of ByteTaxi, Inc. entered into a Termination Agreement, under which we would receive a total of $2.9 million (payable as described below) in return for the sale of our equity ownership of ByteTaxi, Inc. and termination of our distribution rights to FolderShareTM software. This Agreement was part of a larger series of transactions whereby Microsoft Corporation purchased all of the stock of ByteTaxi, Inc. We received a cash payment of $2.4 million on October 28, 2005 and the remaining funds (approximately $0.5 million) are to be paid during the fourth quarter of 2006, subject to the satisfaction of certain escrow and indemnity terms. The escrow and indemnity provisions relate to customary representations and warranties by selling shareholders relating to title, intellectual property issues, tax liabilities or other post-closing adjustments.

Upon the sale of our ownership interest in ByteTaxi, Inc., we ceased to be the primary beneficiary of ByteTaxi’s operations. Consequently, ByteTaxi, Inc. has been deconsolidated at December 31, 2005, as per FIN 46. Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the sale of ByteTaxi, Inc. was treated as a discontinued operation. Therefore, the losses from discontinued operations of ByteTaxi, Inc. for the nine months ended October 2, 2005 and the gain relating to the sale of ByteTaxi, Inc. have been reported under the discontinued operations section of our consolidated statement of operations. The potential $0.5 million gain related to the future payment that is subject to certain escrow terms has been deferred and will be recognized when the amount of the payment is known.

A breakdown of the ByteTaxi, Inc. losses from discontinued operations and related taxes are presented as follows:

Description	Amount	Original Financial Statement Line Item
	(In thousands)

Sales	$79	Sales

Sales and marketing costs	(44)	Selling, general, and administrative
Research and development costs	(397)	Research and development

Loss from operations	(362)
Other income and expense	(6)

Loss before taxes	(368)
Tax benefit	140	Income taxes

Net loss	$(228)

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program License Agreement, Impairment Charges and Related Asset Sales

DCT technology was a small form factor flexible media technology previously developed by Iomega. In 2004, we undertook an analysis and objective evaluation of the market environment in which the DCT technology would compete and decided not to proceed with the DCT development: rather, we would seek to license the technology. As part of the wind down activities during third quarter 2004, we determined that fixed assets related solely to the DCT technology were impaired and thus during 2004 recorded as cost of sales, $4.5 million of impairment charges. This $4.5 million charge was attributable entirely to the Other Products business segment. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past. During 2004, we also recorded $0.5 million of other charges for cancelled commitments, comprised primarily of supplier claims, for equipment and parts that had been committed to by our suppliers as well as second tier suppliers.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to us and an additional $3.5 million cash payment to us at a later date based upon the licensee’s commercialization date of the technology, but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on any future products utilizing the technology up to $11.0 million; we believe that work on certain products was recently suspended that would utilize the technology, so potential royalties from that transaction are unlikely. The $10.5 million was reflected as a benefit to operating expenses on the consolidated statement of operations under the caption, “license and patent fee income”, as the cash had been received and we have fulfilled all of our obligations related to that payment. We will not recognize the $3.5 million in our financial statements until the related cash payment is received. There is no guarantee that we will receive any future payments from this transaction.

During the license agreement negotiations, we also entered into other agreements, including the sale of various fixed assets, primarily testing equipment and miscellaneous engineering equipment that Iomega had used as part of the DCT Program. We received $1.2 million of cash for these assets resulting in a gain of $1.1 million. The breakout of the gain between “cost of sales” and “research and development” was determined based upon where the initial expense to purchase the respective assets was recorded. All of these charges and gains were reflected in the Other Products business segment.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program License Agreement, Impairment Charges and Related Asset Sales (Continued)

A breakdown of the DCT Program license fees, impairment and other charges incurred during 2004 is included in the table below.

Description	Amount	Financial Statement Line Item
	(In thousands)
License fees	$10,500	License and patent fee income
Fixed asset impairments	(4,488)	Cost of sales
Gain from sale of DCT assets	613	Cost of sales
Gain from sale of DCT assets	543	Research and development
Other charges (primarily supplier claims)	(527)	Cost of sales

Net DCT gain	$6,641

Statement of Operations Breakout:
Cost of sales	$(4,402)
Research and development	543
License and patent fee income	10,500

Net DCT gain	$6,641

Restructuring Charges/Reversals

We currently have restructuring reserves under four different restructuring actions: the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions.

	December 31,
	2005	2004
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$1,434	$2,205
2003 restructuring actions	887	742
2004 restructuring actions	346	1,491
2005 restructuring actions	1,738	—

Total	$4,405	$4,438

Fixed Asset Reserves:
Third quarter 2001 restructuring actions	$74	$168
2003 restructuring actions	117	192
2004 restructuring actions	145	346
2005 restructuring actions	259	—

Total	$595	$706

During 2001, we recorded $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

During 2002, we had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

During 2003, we recorded restructuring charges of $16.5 million, ($11.5 million recorded as restructuring charges and $5.0 million as cost of sales) of which $14.5 million was for restructuring actions initiated during the third quarter of 2003 and $2.1 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for facilities which we had been unable to sublease, partially offset by a $0.1 million release of severance and benefit reserves related to the third quarter 2001 restructuring actions due to original estimates being higher than what was utilized.

During 2004, we recorded net restructuring charges of $4.5 million, of which $3.7 million was for restructuring actions initiated during the third quarter of 2004, $0.1 million was for the 2003 restructuring actions and $0.7 million was for the 2001 restructuring actions.

During 2005, we recorded net restructuring charges of $7.6 million, of which $5.7 million was for restructuring actions initiated during the third quarter of 2005, $0.5 million was for the 2004 restructuring actions, $1.1 million was for the 2003 restructuring actions and $0.3 million was for the 2001 restructuring actions.

The detail of the third quarter 2001, 2003, 2004 and 2005 restructuring actions and an update of the current status of each of these actions as of December 31, 2005 follows below.

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, we recorded restructuring charges of $33.3 million. In the fourth quarter of 2001, we recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of our worldwide workforce. During the fourth quarter of 2001, we reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

The North America activities consisted of outsourcing our distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at our North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization.

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

During the fourth quarter of 2001, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees were identified for termination at September 30, 2001. However, since the employees had not been notified, we did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to us unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, we had originally assumed we would not be able to sublet the facility.

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that would be outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

During the fourth quarter of 2001, we determined that an additional $0.2 million was required for Europe lease termination costs because of us not being able to locate a new tenant in Ireland in the timeframe originally estimated in the third quarter.

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves

Remaining restructuring reserves of $8.9 million were included in our accrued restructuring charges and $3.6 million were included in the fixed asset reserves as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below.

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

At December 31, 2001, we had terminated the employment of all affected employees, except for those employees offered retention packages into 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions. However, since some affected employees were offered retention packages that extended into the fourth quarter of 2001 and the first quarter of 2002, not all severance payments were made as of December 31, 2001. In North America, 3 employees had their transition dates extended into 2002 as a result of projects taking longer than expected to complete. These employees were originally scheduled to complete their transition at December 31, 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2002, a net adjustment of $0.4 million to the third quarter 2001 restructuring actions was recorded ($1.2 million in releases and $0.8 million in additional accruals). During 2002, $1.0 million of fixed asset reserves were released comprised of $0.6 million relating to the North America restructuring actions that was reversed due to the furniture being utilized at another facility and another $0.4 million of fixed asset reserves were released primarily due to higher than expected proceeds from asset disposals relating primarily to the North America restructuring actions. Severance and benefit reserves of $0.2 million relating primarily to the North America and Asia Pacific restructuring actions were released due to outplacement services not being utilized as originally estimated. Additional charges of $0.8 million were recognized for Europe lease termination costs because of us not being able to locate a new tenant in Ireland in the timeframe previously estimated.

Remaining restructuring reserves of $4.0 million were included in our accrued restructuring charges and $0.4 million were included in our fixed asset reserves at December 31, 2002. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

As of December 31, 2002, we had terminated the employment of all affected employees. The remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis.

2003 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During 2003, we recorded an additional $0.9 million for Europe lease termination costs because of us not being able to locate a tenant for the Ireland facility. We also recorded an additional $1.2 million for North American lease termination costs as a result of us not being able to locate a tenant for a Utah facility.

Remaining restructuring reserves of $4.6 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2003 are summarized below.

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

At December 31, 2003, the remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and we were still trying to sublease two of the facilities where the leases expire in 2009 and 2023.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2004 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2004, we recorded an additional $0.7 million for Europe lease termination costs as a result of us not being able to locate a tenant for the Ireland facility; however, we were successful in subleasing this facility in the fourth quarter of 2004.

Remaining restructuring reserves of $2.2 million were included in our accrued restructuring charges and $0.2 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2004 are summarized below.

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

At December 31, 2004, the remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and we were still trying to sublease one of the Utah facilities where the lease does not expire until 2009.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2005 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2005, we recorded an additional $0.3 million for U.S. lease termination costs because of us not being able to locate a subtenant as originally anticipated.

Remaining restructuring reserves of $1.4 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2005 are summarized below.

Third Quarter 2001 Restructuring Actions	Balance 12/31/04	Utilized		Additions (Reversals)	Foreign Currency Changes	Balance 12/31/05
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$2,203	$(1,030)	$—	$261	$—	$1,434
Leasehold improvements and furniture (b)	168	—	(94)	—	—	74

	2,371	(1,030)	(94)	261	—	1,508

Europe Reorganization:
Lease cancellations (a)	2	—	—	(2)	—	—

	$2,373	$(1,030)	$(94)	$259	$—	$1,508

Balance Sheet Breakout:
Accrued restructuring charges (a)	$2,205	$(1,030)	$—	$259	$—	$1,434
Fixed asset reserves (b)	168	—	(94)	—	—	74

	$2,373	$(1,030)	$(94)	$259	$—	$1,508

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2005, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and we are still trying to sublease one of the Utah facilities where the lease does not expire until 2009.

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions included $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of our worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail), $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to our Zip segment and the remaining $9.5 million was not allocated to any of our business segments. Of the $14.5 million in restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. During 2003, we made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 employees located in North American, $2.1 million related to 31 employees located in Europe and $0.4 million related to 17 employees located in Asia. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments were made after the last day of employment and after separation agreements were signed by the employees. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained on transition into 2004 as defined by SFAS No. 146.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of our efforts to consolidate our Zip disk manufacturing. The manufacturing contract was terminated because of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased to manufacture Zip disks, for which we were under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of our servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting began to be performed by our employees within our facilities beginning in the first quarter of 2004.

The $2.6 million charge to reimburse a strategic supplier for its restructuring expenses related to restructuring charges incurred by a strategic supplier of our products in an effort to reduce product costs charged to us. Due to the continuing decline in sales of Zip products, we had requested the supplier to reduce their overhead costs. In order to induce the supplier to reduce its overhead costs to a level commensurate with current Zip drive volumes and at an accelerated rate compared to the overhead cost reductions called for in the contract between the parties, we agreed to reimburse the restructuring costs incurred by the supplier.

The $1.8 million in lease termination charges were primarily for facilities in the United States. Lease termination costs are being paid on their regular monthly rent payment schedule. Of these facilities, the last lease expires in 2006 and we are currently trying to sublease this facility. We exited these facilities because of the lower headcounts. We also recorded $0.6 million for excess furniture from the exited facilities.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $3.6 million were included in our accrued restructuring charges and $0.6 million were included in our fixed asset reserves at December 31, 2003. Utilization of the 2003 restructuring reserves during the year ended December 31, 2003 is summarized below.

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

At December 31, 2003, all of the 2003 restructuring actions were complete and no further charges were recorded except for the severance and benefits charges for those employees who remained on transition into 2004. The remaining severance and benefits reserves related to employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and we are trying to sublease this facility.

2004 Activity/Changes in 2003 Restructuring Reserves

The total separation payments or liability for the 198 employees notified under the 2003 restructuring actions was $6.7 million. During 2004, we recorded an additional $0.5 million of restructuring expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained on transition into 2004. However, during the first quarter of 2004, we also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.7 million were included in our accrued restructuring charges and $0.2 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2004 are summarized below.

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

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and we are trying to sublease this facility.

2005 Activity/Changes in 2003 Restructuring Reserves

During 2005, we recorded an additional $1.1 million in restructuring charges related to the 2003 restructuring actions for a lease due to our inability to sublease the facility because of the market conditions in Roy, Utah.

Remaining restructuring reserves of $0.9 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2005 are summarized below.

2003 Restructuring Actions	Balance 12/31/04	Utilized		Additions	Balance 12/31/05
		Cash	Non-Cash
			(In thousands)
Severance and benefits (a)	$2	$—	$—	$—	$2
Lease termination costs (a)	740	(945)	—	1,090	885
Furniture (b)	192	—	(75)	—	117

	$934	$(945)	$(75)	$1,090	$1,004

Balance Sheet Breakout:
Accrued restructuring charges (a)	$742	$(945)	$—	$1,090	$887
Fixed asset reserves (b)	192	—	(75)	—	117

	$934	$(945)	$(75)	$1,090	$1,004

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006. We anticipate completing the disposal of the furniture by the end of 2006.

2004 Restructuring Actions

During 2004, we recorded $3.7 million of restructuring charges for the 2004 restructuring actions, including $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of our worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments.

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, we notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees were included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions, or approximately 25% of our worldwide workforce at September 26, 2004.

We made $1.8 million of cash payments in 2004 for these restructuring charges, related entirely to severance and benefits. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels.

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North American, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. At December 31, 2004, of the 117 individuals worldwide, all but 15 had been released. All but one of these remaining 15 employees were scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service and job level, and included health insurance continuance payments. Separation payments, for most employees, was made after the last day of employment after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs, which were paid or will be paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by SFAS 146.

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our continuing downsizing.

None of these charges was allocated to any of our business product segments. All but the $0.4 million of excess furniture charges are expected to be paid in cash.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.5 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2004 are summarized below.

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

At December 31, 2004, the remaining severance and benefits reserves related to the 15 employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008.

2005 Activity/Changes in 2004 Restructuring Reserves

During 2005, we recorded $0.6 million of additional restructuring charges for the 2004 restructuring actions, including $0.4 million of cash charges for severance and benefits for those employees on transition and $0.2 million of cash charges for lease termination costs. Additionally, we released $0.1 million of benefits because the utilization rate was less than originally expected.

We made an additional $1.7 million of cash payments in 2005 for these restructuring charges, related to severance and benefits and lease commitments. This brings total cash payments related to the 2004 restructuring actions to $3.5 million.

The total charges for the 2004 restructuring actions were $4.4 million. None of these charges were allocated to any of our business product segments.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.4 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2005 are summarized below.

2004 Restructuring Actions	Balance 12/31/04	Utilized		Additions	Reversals	Foreign Currency Changes	Balance 12/31/05
		Cash	Non-Cash
	( In thousands)
Severance and benefits (a)	$766	$(1,036)	$—	$375	$(93)	$(12)	$—
Lease termination costs (a)	725	(647)	—	268	—	—	346
Furniture (b)	346	—	(201)	—	—	—	145

	$1,837	$(1,683)	$(201)	$643	$(93)	$(12)	$491

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,491	$(1,683)	$—	$643	$(93)	$(12)	$346
Fixed asset reserves (b)	346	—	(201)	—	—	—	145

	$1,837	$(1,683)	$(201)	$643	$(93)	$(12)	$491

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in 2008. We are trying to sublease these facilities. We anticipate disposing of the excess furniture by the end of 2006.

2005 Restructuring Actions

During 2005, we recorded $5.7 million of restructuring charges for the 2005 restructuring actions. This included $4.0 million of cash charges for severance and benefits for approximately 120 personnel worldwide who were notified during the third quarter of 2005 that their positions were being eliminated, $0.7 million of cash charges for miscellaneous contract cancellations, $0.5 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The $5.7 million is shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of our business segments. The restructuring actions are part of an effort to align our cost structure with our expected future revenue levels.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 120 impacted personnel worldwide, approximately 20 employees worked on a transition basis into the fourth quarter of 2005 and January of 2006.

We have made $3.5 million in cumulative cash payments in 2005 related to the 2005 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

The breakdown of the 2005 restructuring charges and utilization of and other activity related to the 2005 restructuring reserves during the year ended December 31, 2005 are summarized below.

2005 Restructuring Actions	Original Charges	Utilized		Foreign Currency Changes	Balance 12/31/05
		Cash	Non-Cash
			(In thousands)
North America Reorganization:
Severance and benefits (a)	$4,039	$(3,356)	$—	$(2)	$681
Contract termination costs (b)	710	(40)	—	—	670
Lease termination costs (a)	500	(113)	—	—	387
Lease related assets (b)	317	—	(58)	—	259
Other miscellaneous assets (b)	121	—	(121)	—	—

	$5,687	$(3,509)	$(179)	$(2)	$1,997

Balance Sheet Breakout:
Other current liabilities (a)	$5,249	$(3,509)	$—	$(2)	$1,738
Fixed asset reserves (b)	438	—	(179)	—	259

	$5,687	$(3,509)	$(179)	$(2)	$1,997

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2005, the remaining severance and benefits reserves are related to employees who were still on transition and certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008. We have entered into a sublease agreement on the leased facility that expires in 2008 but are awaiting final approval from the landlord. The majority of the lease related assets will be utilized by the tenant who is subleasing the facility. The remaining assets are anticipated to be disposed of during the first half of 2006. The majority of the contract cancellation payments will be made in the first half of 2006.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

Consumer Products

The Consumer Products category (formerly included in the Mobile and Desktop Storage Products category) is comprised of Zip Products segment and Consumer Storage Solutions segment (formerly Sourced Branded Products segment).

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world.

Our Consumer Storage Solutions (“CSS”) segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment on HDD products. In some cases, we perform final assembly work of purchased components; and in other cases, we purchase and resell substantially complete products.

Business Products

The Business Products category (formerly Professional Storage Products category) is comprised of REV Products and Network Storage Systems segments.

The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems. REV products began shipping in April 2004.

The Network Storage Systems (“NSS”) segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market.

Other Products

The Other Products segment consists of license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. The Other Products segment included the research and development of the Digital Capture Technology (“DCT”) development program, which was cancelled in the second half of 2004.

Product Profit Margin

We evaluate product segment performance based on product profit margin (“PPM”). PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004

Sales

As shown in the table below, total sales for 2005 declined primarily due to lower Zip and CSS products sales, partially offset by sales of REV products.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Zip Products	$64,101	$133,731	$(69,630)	(52)%
Consumer Storage Solutions products	138,345	145,680	(7,335)	(5)

Total Consumer Products	202,446	279,411	(76,965)	(28)
Business Products:
REV Products	45,932	30,778	15,154	49
Network Storage Systems products	14,532	14,546	(14)	—

Total Business Products	60,464	45,324	15,140	33
Other Products	1,595	3,928	(2,333)	(59)

Total Sales	$264,505	$328,663	$(64,158)	(20)%

Zip product sales continued to decline in 2005. Sales of Zip products represented 24% of total sales for 2005, compared to 41% for 2004. We continue to lose shelf space for Zip products with our key resellers and retailers because of reduced volumes. OEM sales have declined rapidly and the availability of Zip products as “configure to order” options were discontinued in 2005 by leading OEMs. We expect Zip drive and disk sales to continue to decrease due to the obsolescence of the Zip technology as Zip products approach the end of their product life cycle. In addition, we expect to cease selling Zip drives to distributors or resellers in the European Union starting July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories after the July 1 date.

Sales of CSS products represented 52% of total sales for 2005, compared to 44% for 2004. The percentage of total sales increased in 2005 due to lower total consolidated (especially Zip products) sales. The $7.3 million decrease in CSS products sales was comprised of a $31.6 million decrease in Optical sales, a decrease of $10.5 million in Iomega Mini and Micro Mini USB flash drives and a decrease of $2.3 million in floppy external drives sales, partially offset by an increase of $37.1 million in HDD drives. The CSS products sales decline was primarily driven by our third quarter 2005 decision to eliminate certain unprofitable optical and Mini USB flash drive products.

REV product sales represented 17% of total sales for 2005, compared to 9% for 2004. REV products began shipping in April 2004. REV sales increased by $15.2 million in 2005 from $30.8 million of sales in 2004. The increase is largely due to our efforts to make REV products a significant part of our overall product portfolio.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

NSS sales represented 5% of total sales for 2005, compared to 4% for 2004. NSS sales remained flat in 2005 when compared to the same period in 2004.

Our sales by region for the years ended December 31, 2005 and 2004 are shown in the table below.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$125,583	$173,135	$(47,552)	(28)%
Europe	120,872	132,370	(11,498)	(9)
Asia Pacific	18,050	23,158	(5,108)	(22)

Total	$264,505	$328,663	$(64,158)	(20)%

Percent of Total Sales:
Americas (includes Latin America)	47%	53%
Europe	46	40
Asia Pacific	7	7

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip, optical, Mini USB and NSS product sales, partially offset by increased HDD and REV sales. The decrease in sales dollars in Europe was primarily due to lower Zip, optical and Mini USB product sales, partially offset by an increase in REV and HDD sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, optical, and Mini USB products sales, slightly offset by higher REV, HDD and NAS product sales.

Gross Margin

Our gross margin details for the years ended December 31, 2005 and 2004 are shown in the table below.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Total gross margin (dollars)	$55,835	$72,712	$(16,877)	(23)%
Total gross margin (%)	21%	22%

Zip gross margin %	51%	45%

Total gross margin dollars in 2005 decreased primarily from lower overall sales and from a lower proportion of higher margin Zip product sales. The lower gross margin percentage was primarily due to a lower proportion of Zip product sales and lower CSS products gross margin percentages, partially offset by higher REV sales and gross margin percentages. Gross margins for 2004 included $4.4 million of net impairment and other charges related to the discontinuance of the DCT Program.

The Zip product gross margin percentage increased in 2005 primarily from the 2005 and 2004 restructuring actions and the fact that the 2004 gross margin contained higher EOL charges. Total Zip product gross margin dollars decreased due to significantly lower Zip product sales. We anticipate that future Zip product gross margin percentage will fluctuate materially from quarter to quarter as Zip product sales continue to decline.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

CSS products gross margins declined in terms of both dollars and percentages during 2005. The decrease in gross margin dollars was primarily due to lower optical, Mini USB flash and floppy sales and pricing and other programs related to HDD drives. The lower optical and Mini USB sales are a result of our decision to eliminate unprofitable SKUs in the optical and Mini USB flash product lines. All CSS products faced competitive pricing pressures during the year ended December 31, 2005 and we anticipate continued competitive pricing pressures on these products in the future.

REV product gross margins improved in terms of both dollars and percentages during 2005, due to steady volume increases and the lack of the 2004 manufacturing start-up costs.

Future gross margin percentages will depend on a number of factors including: the future sales volume of Zip and REV products; achievement of REV sales growth and HDD product gross margin goals; the successful launch of the next-generation REV products; pricing actions or promotions; the mix between Zip products compared to CSS, REV and NSS products; sales volumes of Zip disks, which generate significantly higher gross margin percentages than the corresponding drives; the impact of rising Zip manufacturing costs and EOL material charges; the impact of supply chain improvements on CSS products margins; the strength or weakness of foreign currencies, especially the euro; the impact of any future material cost changes; supply or other disruptions; the ability to avoid future inventory and fixed asset charges; the impact of any future restructuring charges; the ability to accurately forecast future product demand; the ability to cover fixed costs associated with newly introduced products; start-up costs associated with the introduction of new products; price competition from other substitute third-party storage products; possible payment of license royalties to resolve alleged patent infringement disputes and general economic conditions.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

Product Segment PPM

Our PPM, product loss and common expenses details for the years ended December 31, 2005 and 2004 are shown in the table below.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
PPM (Product Loss):
Consumer Products:
Zip Products	$29,753	$53,201	$(23,448)	(44)%
Consumer Storage Solutions products	(2,467)	(3,479)	1,012	29

Total Consumer Products	27,286	49,722	(22,436)	(45)
Business Products:
REV Products	(4,937)	(19,666)	14,729	75
Network Storage Systems products	(47)	(800)	753	94

Total Business Products	(4,984)	(20,466)	15,482	76
Other Products	1,941	(346)	2,287	661

Total PPM	$24,243	$28,910	$(4,667)	(16)%

Common Expenses:
General corporate expenses	$41,696	$59,847	$(18,151)	(30)%

The decrease in Zip PPM resulted primarily from lower sales, partially offset by higher gross margin percentages. Zip PPM as a percentage of Zip product sales increased to 46% for 2005 from 40% for 2004, primarily from the higher gross margin percentages as described above and from lower operating expenses reflecting the benefits of the 2005 and 2004 restructuring actions. We anticipate future volatility and declines in Zip PPM as the segment reaches the end of its life cycle.

CSS product loss as a percentage of CSS products sales was consistent at approximately negative 2% in 2005 and 2004. The losses are primarily because of significant price pressure on the CSS products.

The REV product loss improved in terms of both dollars and percentages during 2005. The REV product loss as a percentage of REV product sales was a negative 11% for 2005 compared to a negative 64% for 2004. REV product loss dollars improved by $14.7 million from the negative $19.7 million product loss in 2004. The improvement was primarily from the 2004 manufacturing start-up costs and higher marketing launch expenses incurred in 2004 to create product awareness. It is our goal to continue improving REV PPM as volumes increase and we launch the next generation of REV products, in order to make this a profitable segment. However, we intend to continue to spend considerable resources generating awareness of this product.

The improved NSS PPM in 2005 resulted primarily from lower product costs and operating expenses.

Other Products PPM improved in terms of both dollars and percentages when compared to 2004. Other Products PPM dollars improved from a product loss of $0.3 million in 2004 to PPM of $1.9 million in 2005, primarily due to the license and patent fee income of $1.3 million earned in 2005 and the lack of the DCT development costs incurred in 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

The decrease in general corporate expenses in 2005 reflects the lower costs resulting primarily from the restructuring plans implemented in the third quarter of 2005 and the 2004 restructuring actions. 2004 general corporate expenses included $1.7 million of increased expenses relating to our information technology system upgrade, which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company.

Operating Expenses (Income)

The table below shows the details of and changes in operating expenses for years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Operating Expenses (Income):
Selling, general and administrative	$60,847	$90,118	$(29,271)	(32)%
Research and development	14,054	24,444	(10,390)	(42)
License and patent fee income	(1,301)	(10,599)	9,298	88
Restructuring charges	7,579	4,531	3,048	67
Bad debt credit	(312)	(314)	2	1

Total Operating Expenses	$80,867	$108,180	$(27,313)	(25)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses in 2005 compared to 2004 reflects lower costs primarily from the restructuring actions implemented in the third quarters of 2005 and 2004. The 2004 operating expenses included $10.7 million of increased sales and marketing costs associated with the new REV products, $1.7 million of increased expenses relating to our information technology system upgrade which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company. Selling, general and administrative expenses decreased as a percentage of sales to 23% in 2005 from 27% in 2004.

Research and Development Expenses

The decrease in the 2005 research and development expenses of $10.4 million is a result of the cancellation of the DCT development program in the second half of 2004 and cost savings from the 2005 and 2004 restructuring actions, partially offset by higher CSS products research and development activities (primarily for HDD) and sustained REV product research and development spending. Research and development expenses decreased slightly as a percentage of sales to 5% in 2005, compared to 7% in 2004. As described above, we intend to continue developing the next generation REV products.

License and Patent Fee Income

During 2005, we recorded $1.3 million in license and patent fee income from two intellectual property license agreements, one entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005. The license and patent fee income was recorded in the Other Products business segment.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

During 2004, we recorded $10.6 million of license fees of which $10.5 related to the Other Products business segment. See the discussion above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales” for more detail regarding the license agreement. Licensing is not a part of our major or central operations and thus the DCT transaction was considered a gain rather than revenue. Since the license fees recaptured costs that resulted directly from our research and development activities, the license fees were considered to be a part of operations and thus were shown as a separate line item of operating expenses in our consolidated statement of operations.

Bad Debt

Bad debt credits were consistent in 2005 when compared to 2004.

At December 31, 2005, we had $2.7 million in trade receivables in excess of 180 days past due compared to $1.2 million at December 31, 2004. The increase is primarily a result of deductions taken by customers for programs, returns and other reasons, which we are in the process of reconciling and matching off against approved credits.

Interest Income

Interest income of $2.4 million during 2005 increased by $0.8 million, or 52%, as compared to the $1.6 million for 2004. The $0.8 million increase in 2005 was due primarily from higher interest rates for 2005 as compared to 2004.

Other Income (Expense), Net

Other net expense of $1.6 million in 2005 decreased $4.2 million compared to other net income of $2.6 million in 2004. Other net income in 2004 included releases of $1.8 million of various accruals for a European subsidiary for which operations ceased in 1999 and higher foreign currency gains of $2.3 million.

Income Taxes

For 2005, we recorded a net income tax benefit of $0.9 million, on a pre-tax loss from continuing operations of $24.6 million. The net income tax benefit was comprised of a $8.3 million increase in the valuation allowance resulting primarily from decreases in deferred tax liabilities and partially offset by the statutory tax benefit of $8.6 million on the pre-tax loss and $0.6 million of tax benefits primarily from the release of tax accruals. Included in the $8.3 million increase in the valuation allowance was a $16.7 million increased valuation allowance resulting from decreases in deferred tax liabilities because of a decrease in the pool of unrepatriated foreign earnings. This increase was partially offset by a decrease in the valuation allowance as the result of decreases in the deferred tax asset of $8.4 million related to fixed assets, trade receivables, inventory and accrued expenses.

For 2004, we recorded a net income tax provision of $5.0 million, on a pre-tax loss of $31.7 million. The net tax provision was comprised of a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities, partially offset by the statutory tax benefit of $12.4 million on the pre-tax loss and $3.8 million of tax benefits primarily from the release of tax accruals. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in our intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

We have recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in our consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at December 31, 2005 and December 31, 2004 related to such tax contingencies was $13.7 million and $13.9 million, respectively. We reversed a tax contingency of $0.2 million in 2005 to the “benefit (provision) for income taxes”, due to the completion of a tax authority exam without adjustment.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

The following table summarizes U.S. and foreign loss and tax credit carryforwards at December 31, 2005.

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$0	2021 to 2025
State NOLs	10,715	2006 to 2025
Foreign NOLs	8,406	2010 to indefinite
Capital losses	285	2006

	$19,406

Tax Credit Deferred Tax Assets:
Foreign tax credits	$27,547	2009 to indefinite
Research credits	8,910	2007 to 2025
Alternative minimum tax credits	1,130	Indefinite

	$37,587

At December 31, 2005, we had $2.4 million of gross deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $7.0 million in future U.S. federal tax deductions. This asset has been entirely offset with a tax contingency reserve and therefore is presented as zero above. At December 31, 2005, we had $10.7 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $268 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from our foreign subsidiary.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We have not elected to repatriate earnings under this provision.

Quarterly Information

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Year Ended December 31, 2005
Sales	$72,912	$65,712	$55,852	$70,029	$264,505
Gross margin	16,527	13,503	10,962	14,843	55,835
Pre-tax income (loss) from continuing operations	(6,359)	(6,426)	(11,853)	10	(24,628)
Discontinued operations, net of taxes	(60)	(95)	(73)	1,158	930
Net income (loss)	(5,925)	(6,400)	(12,325)	1,897	(22,753)
Net income (loss) per common share:
Basic and Diluted	$(0.11)	$(0.12)	$(0.24)	$0.04	$(0.44)

Year Ended December 31, 2004
Sales	$84,126	$77,642	$77,262	$89,633	$328,663
Gross margin	24,350	14,781	11,849	21,732	72,712
Pre-tax income (loss)	(5,550)	(16,339)	(16,671)	6,846	(31,714)
Net income (loss)	(4,865)	(19,793)	(15,856)	3,837	(36,677)
Net income (loss) per common share:
Basic and Diluted	$(0.09)	$(0.38)	$(0.31)	$0.07	$(0.71)

Operating expenses for the first quarter of 2005 included restructuring charges of $0.2 million related to severance and benefits for those employees that were on transition under the 2004 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail) and a benefit of $1.5 million from a change in estimated copyright royalty accruals in Europe. The net loss for the first quarter of 2005 also included a statutory tax benefit of $2.5 million that was entirely offset by a tax charge to increase the valuation allowance and tax benefits of $0.5 million primarily from various foreign tax accrual releases.

Operating expenses for the second quarter of 2005 included patent fee income of $0.4 million that was recognized from an intellectual property license agreement entered into in the second quarter of 2005. The net loss for the second quarter of 2005 also included a statutory tax benefit of $2.6 million that was entirely offset by a tax charge to increase the valuation allowance and tax benefits of $0.2 million, primarily related to deferred taxes.

Operating expenses for the third quarter of 2005 included license fee income of $0.9 million that was recognized from an intellectual property license agreement entered into in the second quarter of 2004 and restructuring charges of $6.6 million of which $4.9 million related to the 2005 restructuring actions, $0.3 million related to the 2004 restructuring actions, $1.1 million related to the 2003 restructuring actions and $0.3 million related to the 2001 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the third quarter of 2005 also included a statutory tax benefit of $4.2 million that was entirely offset by a tax charge to increase the valuation allowance and tax charges of $0.6 million primarily from various foreign tax accruals.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

Operating expenses for the fourth quarter of 2005 included $0.8 million of restructuring charges associated with the 2005 restructuring actions for severance and benefits and lease commitments (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Net income for the fourth quarter of 2005 also included a statutory tax charge of $0.7 million resulting from the gain on the sale of ByteTaxi, Inc. that was entirely offset by a tax benefit related to other deferred taxes; and an after-tax gain of $1.2 million associated with the sale of our investment in ByteTaxi, Inc. (see the section above entitled, “ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations” for more detail).

Operating expenses for the first quarter of 2004 included restructuring charges of $0.5 million related to lease cancellation charges in Europe associated with the 2001 restructuring actions and severance and benefits for transition employees (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the first quarter of 2004 also included a $0.7 million net increase in the valuation allowance primarily for net deferred tax assets because of a decrease in the first quarter of 2004 in the available foreign cash that could be repatriated to utilize NOLs and other deferred tax assets.

Operating expenses for the second quarter of 2004 included restructuring charges of $0.2 million related to severance and benefits charges associated with transition employees with the 2003 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the second quarter of 2004 also included a $12.5 million increase in the valuation allowance primarily for additional foreign tax credits and a $2.6 million benefit primarily resulting from the release of tax accruals associated with our foreign operations.

Gross margin for the third quarter of 2004 included $4.6 million in impairment and other charges associated with the discontinuance of our DCT Program (see the section above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales” for more detail). Operating expenses for the third quarter of 2004 included restructuring charges of $2.3 million, of which $2.1 million was associated with the 2004 restructuring actions related to severance and benefit charges and excess furniture charges and $0.2 million related to lease cancellation charges in Europe associated with the 2001 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Pre-tax loss for the third quarter of 2004 included a $1.8 million benefit associated with the release of various accruals for a European subsidiary for which operations have ceased. The net loss for the third quarter of 2004 also included a $6.9 million increase in the valuation allowance primarily from changes in NOLs, partially offset by a $1.2 million benefit primarily from additional state NOLs.

Gross margin for the fourth quarter of 2004 included a $0.2 million net benefit from the sale of DCT assets. Operating expenses for the fourth quarter of 2004 included a net benefit of $11.0 million from DCT-related license fees and gains on DCT asset sales (see the section above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales” for more detail) and $1.5 million of restructuring charges related to the 2004 restructuring actions for severance and benefits charges and for lease cancellation costs (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Net income for the fourth quarter of 2004 also included a $1.1 million increase in the valuation allowance primarily from changes in tax credit carryovers.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003

Sales

As shown in the table below, total sales for 2004 declined primarily due to lower Zip product sales, partially offset by sales of our new REV products and higher sales of CSS products.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Zip Products	$133,731	$246,090	$(112,359)	(46)%
Consumer Storage Solutions products	145,680	124,327	21,353	17

Total Consumer Products	279,411	370,417	(91,006)	(25)
Business Products:
REV Products	30,778	—	30,778	100
Network Storage Systems products	14,546	12,649	1,897	15

Total Business Products	45,324	12,649	32,675	258
Other Products	3,928	8,278	(4,350)	(53)

Total Sales	$328,663	$391,344	$(62,681)	(16)%

Other Sales information:
Zip drive sales	$75,902	$149,900	$(73,998)	(49)%
Zip disk sales	57,448	96,251	(38,803)	(40)
Zip accessories	381	(61)	442	725

Zip products	$133,731	$246,090	$(112,359)	(46)%

OEM % of Zip drive units	49%	51%

Zip product sales continued to decline in 2004. Sales of Zip products represented 41% of total sales for 2004, compared to 63% for 2003. We continued to lose shelf space for Zip products with our key resellers and retailers because of reduced volumes. OEM sales declined rapidly and the availability of Zip products as “configure to order” options was being discontinued by leading OEMs.

Sales of CSS products represented 44% of total sales for 2004, compared to 32% for 2003. The percentage of total sales increased in 2004 partly from lower total consolidated (especially Zip products) sales. The $21.4 million increase in CSS products sales were comprised of increases of $21.5 million in HDD drives, $11.5 million in Iomega Mini and Micro Mini USB flash drives, $5.7 million in floppy external drives and $2.9 million in DVD rewritable drives, partially offset by a $20.2 million decrease in CD-RW drive sales. We began selling DVD rewritable and external floppy drives late in the first quarter of 2003. Higher overall CSS products unit volumes (except CD-RW drives) were partially offset by lower prices on all Consumer Storage Solutions Products.

REV products began shipping in April 2004. REV product sales represented 9% of total sales during 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

NSS sales represented 4% of total sales for 2004, compared to 3% for 2003. The higher sales in 2004 were primarily due to our strategy to concentrate on the entry-level and low-end markets as well as related new product introductions that occurred during 2004.

Our sales by region for the years ended December 31, 2004 and 2003 are shown in the table below.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$173,135	$236,727	$(63,592)	(27)%
Europe	132,370	122,729	9,641	8
Asia Pacific	23,158	31,888	(8,730)	(27)

Total	$328,663	$391,344	$(62,681)	(16)%

Percent of Total Sales:
Americas (includes Latin America)	53%	61%
Europe	40	31
Asia Pacific	7	8

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip product sales, partially offset by higher CSS products and REV product sales. The increase in sales dollars in Europe was primarily due to favorable currency movements. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, CSS and NSS products sales, partially offset by REV product sales.

Gross Margin

Our gross margin details for the years ended December 31, 2004 and 2003 are shown in the table below.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Total gross margin (dollars)	$72,712	$110,276	$(37,564)	(34)%
Total gross margin (%)	22%	28%

Zip gross margin %	45%	42%

Total gross margin dollars in 2004 decreased primarily from lower overall sales and from a lower proportion of Zip product sales. The lower gross margin percentage was impacted by a lower proportion of Zip product sales, lower CSS products margin percentages and REV product start-up costs. Gross margins for 2004 included $4.4 million of net impairment and other charges related to the discontinuance of the DCT Program while 2003 included $5.0 million of restructuring charges related to Zip products (see the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” and “Restructuring Charges/Reversals” discussions above for more detail on these charges) and $1.9 million of inventory and other charges related to exiting the high-end of the NAS market.

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

CSS products gross margins declined both in terms of dollars and percentages during 2004, primarily from intense price competition on Mini USB flash drive products, increased costs due to transitioning to a regional assembly process for our CSS products and our first half 2004 plan to lower margins on certain CSS products in an attempt to gain greater retail penetration in the U.S. market.

REV gross margins were initially burdened with product start-up costs but steadily improved in 2004 as volumes increased.

Product Segment PPM

As shown in the table below, total PPM for 2004 declined primarily from the continuing decline of the Zip Products segment, but was partially offset by improvements in the NSS segment.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
PPM (Product Loss):
Consumer Products:
Zip Products	$53,201	$89,310	$(36,109)	(40)%
Consumer Storage Solutions products	(3,479)	(1,642)	(1,837)	(112)

Total Consumer Products	49,722	87,668	(37,946)	(43)
Business Products:
REV Products	(19,666)	(14,360)	(5,306)	(37)
Network Storage Systems products	(800)	(17,943)	17,143	96

Total Business Products	(20,466)	(32,303)	11,837	37
Other Products	(346)	(9,173)	8,827	96

Total PPM	$28,910	$46,192	$(17,282)	(37)%

Common Expenses:
General corporate expenses	$59,847	$71,887	$(12,040)	(17)%

During 2004, we recorded a net gain of $6.6 million related to the DCT license agreement, net impairment charges and gains from the sale of related assets. See the “DCT Program License Agreement, Impairment Charges and Related Asset Sales” discussion above for more detail on these charges. During 2003, we recorded $5.0 million of restructuring charges related to the Zip segment. For a more detailed discussion on this charge, see the section above entitled “Restructuring Charges/Reversals”.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

CSS PPM as a percentage of CSS products sales deteriorated to a negative 2% in 2004 from a negative 1% in 2003. The CSS product loss deteriorated in 2004 primarily from lower gross margins, both in terms of dollars and percentage, as described above, partially offset by lower operating expenses reflecting the benefits of the 2003 and 2004 restructuring actions.

The REV product loss was attributable to manufacturing start-up costs, high marketing launch expenses, research and development expenses for completing the development of the current REV products and research and development expenses for the next generation REV products. The REV product loss as a percentage of REV product sales was a negative 64%.

The lower NSS product loss in 2004 resulted primarily from lower costs reflecting our re-orientation of the NSS product line during the fourth quarter of 2003 and high sales and marketing and research and development spending in 2003 when we were attempting to broaden the NSS product offering by entering into the high-end of the market. During 2004, sales and marketing costs decreased $9.3 million compared to 2003 and research and development expenses decreased $2.1 million from 2003. The NSS product loss for 2003 included $2.3 million of charges for inventory and other charges following the decision to re-orient the NSS product strategy.

The Other Products loss included increased spending in the first half of 2004 as we pushed to complete the development of the DCT technology, partially offset by a net gain of $6.6 million related to the DCT license agreement, net impairment charges and gains from the sale of related assets described above.

The decrease in general corporate expenses in 2004 reflected the lower costs resulting primarily from the restructuring plans implemented in 2003 as well as early savings from implementing the 2004 restructuring plan. The savings from these restructuring actions were partially offset by $1.7 million of increased expenses relating to our information technology system upgrade which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company. General corporate expenses for 2003 benefited from $6.0 million of favorable net legal settlements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Operating Expenses

As shown in the table below, the lower operating expenses for 2004 reflected the benefits of our restructuring actions in both 2004 and 2003.

	Years Ended December 31,
	2004	2003	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$90,118	$106,185	$(16,067)	(15)%
Research and development	24,444	31,555	(7,111)	(23)
License and patent fee income	(10,599)	—	(10,599)	100
Restructuring charges	4,531	11,437	(6,906)	(60)
Bad debt credit	(314)	(1,769)	1,455	82

Total Operating Expenses	$108,180	$147,408	$(39,228)	(27)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses in 2004 compared to 2003 reflected lower costs resulting from the restructuring plans implemented in 2003 as well as early savings from implementing the 2004 restructuring plan. The savings from these restructuring actions were partially offset by $10.7 million of increased sales and marketing costs associated with the new REV products, $1.7 million of increased expenses relating to our information technology system upgrade which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic planning consulting services to evaluate potential future business strategies of the Company. Selling, general and administrative expenses for 2003 benefited from $6.0 million of favorable net legal settlements.

Despite the $16.1 million decrease in 2004 compared to 2003, selling, general and administrative expenses as a percentage of sales stayed flat at 27% for both years, as sales declined at a faster rate than overall selling, general and administrative costs and we incurred significant marketing costs associated with the launch of the new REV products. For 2003, the $6.0 million of net favorable legal settlements equated to almost 2% as a percentage of sales.

Research and Development Expenses

Lower research and development expenses on NSS, the DCT Program and Zip products were partially offset by increased research and development expenses on REV products. Research and development expenses decreased slightly as a percentage of sales to 7% in 2004, compared to 8% in 2003.

License and Patent Fee Income

During 2004, we recorded $10.6 million of license fees of which $10.5 related to the Other Products business segment. See the discussion above entitled, “DCT Program License Agreement, Impairment Charges and Related Asset Sales” for more detail regarding the license agreement. Licensing is not a part of our major or central operations and thus the DCT transaction was considered a gain rather than revenue. Since the license fees recaptured costs that resulted directly from our research and development activities, the license fees were considered to be a part of operations and thus were shown as a separate line item of operating expenses in our consolidated statement of operations.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

Bad Debt

The lower bad debt credit for 2004 resulted primarily from a large decrease in trade receivable balances in 2003. At December 31, 2004, we had $1.2 million in trade receivables in excess of 180 days past due compared to $0.9 million at December 31, 2003.

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

Other Income (Expense), Net

Other net income of $2.6 million increased $2.8 million compared to other net expense of $0.2 million in 2003. Other net income was favorably impacted during 2004 primarily from the release of $1.8 million of various accruals for a European subsidiary for which operations ceased in 1999 and from higher foreign currency gains of $1.6 million. During 2003, other net expense included a $1.8 million gain in Europe for the release of specific value added taxes (“VAT”) and customs accruals that were no longer needed.

Income Taxes

For 2004, we recorded a net income tax provision of $5.0 million, on a pre-tax loss of $31.7 million. The net tax provision was comprised of a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities, partially offset by the statutory tax benefit of $12.4 million on the pre-tax loss and $3.8 million of tax benefits primarily from the release of tax accruals.

For 2003, we recorded a net income tax benefit of $13.7 million on a pre-tax loss of $32.6 million. The net income tax benefit was comprised of the statutory tax benefit of $12.7 million on the pre-tax loss, a benefit of $4.6 million for additional research tax credits and a net $1.1 million of miscellaneous favorable tax adjustments, partially offset by a charge of $4.7 million relating to an increase in the valuation allowance for net deferred tax assets.

During 2004, we recorded a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credit NOLs and decreases in deferred tax liabilities. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in our intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

We have recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in our consolidated balance sheets. The amount included in “other accrued liabilities” at December 31, 2004 related to such tax contingencies was $13.9 million. During 2004, we reversed a tax contingency of $1.1 million to the “benefit (provision) for income taxes” in our consolidated statement of operations, due to changes in estimates about the future requirement of these reserves.

On April 22, 2004, in conjunction with releasing our first quarter 2004 pre-tax results, we announced that we were conducting an analysis of our net tax assets and associated valuation reserves. At the completion of the analysis, we concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on our consolidated balance sheets. The amount reclassified on our December 31, 2003 consolidated balance sheet was $8.5 million. We also determined that an additional balance sheet reclassification of $3.8 million was necessary to reclassify certain other accrued liabilities to current deferred income taxes. We further concluded that no net adjustment was required to the fourth quarter 2003 tax provision because of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. We also concluded that no adjustments to the tax provisions were required in any other prior period.

During 2003, we established an additional valuation allowance totaling $4.7 million for a portion of our U.S. deferred tax assets primarily related to state NOLs. After considering our forecasts of taxable income in conjunction with other positive and negative evidence surrounding the realizability of our deferred tax assets, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the fourth quarter of 2003.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

The following table summarizes U.S. and foreign loss and tax credit carry-forwards at December 31, 2004.

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

	$39,464

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2004 As Compared to 2003 (Continued)

At December 31, 2004, we had $1.7 million of deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $5.0 million in future U.S. federal tax deductions. At December 31, 2004, we had $10.2 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $255 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from our foreign subsidiary.

Liquidity and Capital Resources

Detail of our total cash, cash equivalents, restricted cash and temporary investments are shown in the table below.

	December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Total cash and cash equivalents for the U.S. entity	$7,199	$14,307	$(7,108)	(50)%
Total cash, cash equivalents, restricted cash and temporary investments for non-U.S. entities	88,800	106,502	$(17,702)	(17)

Total consolidated cash, cash equivalents, restricted cash and temporary investments	$95,999	$120,809	$(24,810)	(21)%

Working capital	$77,344	$98,236	$(20,892)	(21)%

The repatriation of any of the $88.8 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37%, unless the cash is repatriated at a lower rate under the AJCA. In any event, the amount of cash required for U.S. federal and state taxes will be less than our effective tax rate due to the availability of existing federal and state NOLs and tax credit carry-forwards.

The decrease in working capital resulted primarily from lower cash and cash equivalents, lower current deferred income taxes, lower inventories, lower trade receivables and lower other current assets, partially offset by lower other accrued liabilities.

The primary uses of cash from operations in 2005 were operating losses and $7.2 million for restructuring disbursements. These items were partially offset by the $2.4 million of cash proceeds from the sale of our ownership in ByteTaxi, Inc.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Trade receivables decreased in 2005 primarily from lower sales. Days sales outstanding (“DSO”) in receivables increased from 31 days at December 31, 2004 to 37 days at December 31, 2005, primarily due to the later timing of sales during the fourth quarter of 2005. DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the quarter ended of the applicable year. Current deferred income taxes decreased primarily due to lower current asset reserves and an increased valuation allowance primarily resulting from new foreign tax credits and decreases in deferred tax liabilities. Inventories decreased during 2005 primarily due to lower levels of NAS and REV inventories, partially offsetby higher CSS inventory levels. Other current assets decreased due to lower prepayments associated with inventory owned by suppliers. Other current liabilities decreased primarily from lower accrued marketing expenses, accrued royalties and accrued payroll, vacation and bonus accruals. Accrued payroll, vacation and bonus accruals decreased primarily from the lower headcounts resulting from the 2005 restructuring actions and from minimal bonus accruals at December 31, 2005.

It is our goal to reverse the negative cash flows from operations through completing the implementation of the 2005 restructuring actions and containing operating expense spending, growing REV product sales, improving the gross margins of HDD products and managing the Zip products business for cash flow. However, we can give no assurance that we will be successful in achieving any of these goals.

During 2005, we did not repurchase any shares of our Common Stock. At December 31, 2005, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

We believe that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. However, cash flow from future operations, investing activities, and the precise amount and timing of our future financing needs cannot be determined. Future cash flow will depend on a number of factors, including those set forth in the section labeled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Should we be unable to meet our cash needs from our current balance of cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of cash, cash equivalents and temporary investments is our sole source of liquidity. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Contractual Obligations

Our contractual obligations at December 31, 2005 were as follows:

		Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Obligation
Purchase obligations	$46,107	$45,055	$1,012	$40	$—
Operating leases	6,762	2,922	3,840	—	—
Accrued warranty	4,972	3,669	1,303	—	—
Restructuring commitments	4,405	3,348	921	136	—
Excess purchase commitments	3,352	3,018	334	—	—
Licensing agreement	1,000	1,000	—	—	—

Total	$66,598	$59,012	$7,410	$176	$—

Purchase obligations are comprised of open purchase orders for inventory and other supplier commitments at December 31, 2005 that are not recorded on our balance sheets at December 31, 2005, as they are not considered commitments under accounting principles generally accepted in the United States. These purchase obligations include those contracts that we can terminate for our convenience on advance written notice to the supplier.

We conduct a substantial portion of our operations from leased facilities. Aggregate lease commitments under non-cancelable operating leases are shown in the table above. Leases that are a part of one of the restructuring actions are included in restructuring commitments in the table above and are not included in operating leases.

We accrue for warranty costs based on estimated warranty return rates and estimated costs to repair. We use a statistical-based model to estimate warranty accrual requirements.

The remaining commitments under our 2005, 2004, 2003 and 2001 restructuring actions relate to severance payments which will be paid in 2005 (for the 2005 restructuring actions) and to lease obligations, which we are trying to sublease and for which the obligations are being paid monthly (for all four restructuring actions). The lease with the longest duration will expire in April of 2009. See the section above entitled, “Restructuring Charges/Reversals” for more detail.

For more detail on the excess purchase commitments, see the discussion above in the Application of Critical Accounting Policies section.

We have entered into a licensing agreement whereby we have made annual payments of $1.0 million each January with the final payment in January 2006 for the license of another company’s patents for our products and for research and development projects.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2005 as defined by applicable SEC rules.

Other Matters

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amended Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 was issued primarily to improve the comparability of accounting for inventory costs with the International Accounting Standards Board. SFAS 151 clarifies the definition of “normal capacity” and states that abnormal amounts of idle facility expense, freight, handling costs, wasted materials, etc. should be recognized as current period charges as opposed to being capitalized as inventory overhead. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 though early adoption is encouraged. As we are already in compliance with this standard, we adopted SFAS 151 as of January 1, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the “intrinsic” recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. On April 14, 2005, the SEC announced that it had delayed the implementation date for calendar year-end companies to January 1, 2006. We have accounted for all of our stock-based compensation under the fair value method as outlined in SFAS 123 and we adopted SFAS 123r in the first quarter of 2006. Of the alternative transition methods allowed under FAS 123r, we have elected to use the modified prospective method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of FAS 123r did not have a material effect on our consolidated statement of operations or balance sheet.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We have adopted FAS 154 for any accounting changes or error corrections that occur after December 15, 2005. In March 2004, the FASB issued the Emerging Issues Task Force (“EITF”) Issue No. 03–1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03–1”). This established a common approach to evaluating other than temporary impairment for equity securities accounted for at cost, and debt and equity securities available for sale. On September 2004, the FASB issued a final FASB Staff Position (“FSP”), EITF No. 03–1–1, which delayed the effective date for the measurement and recognition guidance included in EITF 03–1. The disclosure requirements under EITF 03–1 were effective

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

beginning December 31, 2004. In June 2005, the FASB decided not to provide additional guidance on the meaning of other than temporary impairment, but directed its staff to issue a final FSP, titled FSP FAS 115–1. FSP FAS 115–1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the guidance set forth in EITF 03–1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. On November 3, 2005, the FASB issued FSP FAS 115-1, which is effective for periods beginning after December 15, 2005. The adoption of FSP FAS 115–1 is not expected to have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We are exposed to various interest rate risks including foreign currency, interest rate and securities price risks. We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from our functional currency. We attempt to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to our policies.

We use forward contracts to hedge those net assets and liabilities that, when re-measured according to accounting principles generally accepted in the United States of America, impact our consolidated statement of operations. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, we are using only forward contract instruments to hedge our net balance sheet exposures. The contracts are in European currencies. We enter into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period that the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows.

The fair value of our forward contracts is subject to change because of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $1.6 million at December 31, 2005 and $4.2 million at December 31, 2004. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. Factors that could impact the effectiveness of our hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and our ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from our analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and our actual exposures and hedges.

IOMEGA CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

We did not have any significant debt outstanding at December 31, 2005 and December 31, 2004. Should we need to borrow funds in the future, we would be subject to credit-based interest rate risks. We are also subject to interest rate risks on our current cash, cash equivalents and temporary investment balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.1 million during 2005 and $1.4 million during 2004. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

Investments purchased with maturities in excess of three months are classified as temporary investments. None of our temporary investments have an effective maturity greater than 24 months and at December 31, 2005, the average duration of our temporary investments was less than 18 months, as compared to less than 16 months at December 31, 2004. At December 31, 2005, we had debt security investments of $5.7 million that will mature within one year and $18.1 million that will mature in more than one year but less than two years. We seek to minimize our credit risk associated with temporary investments by purchasing investment grade, liquid securities. We have classified all of our temporary investments as available-for-sale securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in our Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report. The selected quarterly financial data required by this item is included in Item 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of the

IOMEGA CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES (Continued)

Management’s Report on Internal Control over Financial Reporting (Continued)

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on its assessment, as of December 31, 2005, management concluded that the Company’s internal control over financial reporting was effective based on those criteria.

As part of our third quarter 2005 restructuring actions (see Note 5 to the notes to our consolidated financial statements), we significantly reduced worldwide headcount, including within the finance function, thereby necessitating that fewer people perform the required finance and accounting functions; and outsourced our tax department to a major independent accounting firm, including outsourcing of the calculation of the tax provision. Management reviews and approves the final tax provision calculations prepared by its outsource tax partner on a quarterly basis. Many of the headcount reductions did not fully take effect until the fourth quarter. At December 31, 2005, there were no indications that these changes had a material impact on our internal control structure.

Except for the changes described above, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Iomega Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Iomega Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO framework. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iomega Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2005 and 2004, and our report dated March 3, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 3, 2006

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION:

During 2005, the Company’s Compensation Committee of the Board of Directors did not grant any discretionary cash bonuses.

IOMEGA CORPORATION AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required by this item will appear in the sections of our Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “ELECTION OF DIRECTORS” and “— STOCK OWNERSHIP INFORMATION — Section 16(a) Beneficial Ownership Reporting Compliance”, which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading “EXECUTIVE OFFICERS OF THE COMPANY”.

Website Availability of Corporate Governance and Other Documents

The following documents are available in the investor relations section of our website, www.iomega.com: (1) the Code of Conduct adopted by the Company applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other executive officers, (2) our Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Nominating, Compensation and Ethics/Compliance Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Ron Zollman, Corporate Secretary of Iomega Corporation, 10955 Sorrento Vista Parkway, San Diego, California 92130. We intend to post on our website, www.iomega.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the Code of Conduct.

Audit Committee Financial Expert

Information regarding the Audit Committee Financial Expert will appear in the section of our Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “CORPORATE GOVERNANCE – Board Committees — Audit Committee”, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

The information required by this item will appear in the sections of our Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION” and “— Compensation Committee Interlocks and Insider Participation”, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The information required by this item will appear in the section of our Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “STOCK OWNERSHIP INFORMATION — Ownership by Management and Principal Stockholders”, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item will appear in the sections of our Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION — Employment and Severance Agreements” and “— Certain Relationships”, which sections are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The information required by this item will appear in the section of our Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS”, which section is incorporated herein by reference.

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

FORM 10-K

ITEMS 8, 15(a) AND 15(d)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Iomega Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iomega Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein, as of and for the years ended December 31, 2005 and 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Iomega Corporation and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 3, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Iomega Corporation and subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule listed as Schedule II – valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of Iomega Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in January 2003, the Company changed its method of accounting for stock-based employee compensation.

/s/ ERNST & YOUNG LLP
San Diego, California
January 20, 2004

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$70,943	$103,403
Restricted cash	256	—
Temporary investments	24,800	17,406
Trade receivables, less allowance for doubtful accounts of $2,165 and $2,885, respectively	28,853	30,764
Inventories	27,532	31,345
Deferred income taxes	5,523	9,710
Other current assets	4,998	7,045

Total Current Assets	162,905	199,673

Property and Equipment, at cost:
Machinery and equipment	72,387	102,092
Leasehold improvements	7,808	11,094
Furniture and fixtures	7,283	10,245
Unfinished property and equipment	151	4,964

	87,629	128,395
Accumulated depreciation and amortization	(79,318)	(114,832)

Net Property and Equipment	8,311	13,563

Goodwill	11,691	11,691
Other Intangibles, Net	696	2,448
Other Assets	66	127

Total Assets	$183,669	$227,502

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	December 31,
	2005	2004
Current Liabilities:
Accounts payable	$35,500	$35,166
Margin on deferred revenue	7,150	9,886
Marketing program accruals	3,726	7,550
Accrued payroll, vacation and bonus	3,812	7,460
Accrued warranty	4,973	5,537
Accrued restructuring charges	4,405	4,438
Accrued excess purchase commitments	3,352	2,759
Other accrued liabilities	22,333	27,977
Income taxes payable	310	664

Total Current Liabilities	85,561	101,437

Other Long-Term Liabilities	—	721

Deferred Income Taxes	17,152	22,537

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred Stock, $0.01 par value - authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock - authorized 400,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,081,120 and 55,028,902 shares, respectively	1,839	1,837
Additional paid-in capital	79,613	78,713
Less: 3,432,922 Common Stock treasury shares, at cost	(33,791)	(33,791)
Retained Earnings	33,295	56,048

Total Stockholders’ Equity	80,956	102,807

Total Liabilities and Stockholders’ Equity	$183,669	$227,502

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Sales	$264,505	$328,663	$391,344
Net impairment charges	—	4,402	—
Cost of sales	208,670	251,549	281,068

Gross margin	55,835	72,712	110,276

Operating Expenses (Income):
Selling, general and administrative	60,847	90,118	106,185
Research and development	14,054	24,444	31,555
License and patent fee income	(1,301)	(10,599)	—
Restructuring charges	7,579	4,531	11,437
Bad debt credit	(312)	(314)	(1,769)

Total Operating Expenses	80,867	108,180	147,408

Operating loss	(25,032)	(35,468)	(37,132)
Interest income	2,375	1,564	5,192
Interest expense	(327)	(385)	(501)
Other income (expense), net	(1,644)	2,575	(155)

Loss from continuing operations before income taxes	(24,628)	(31,714)	(32,596)

Benefit (provision) for income taxes	945	(4,963)	13,735

Loss from continuing operations	(23,683)	(36,677)	(18,861)

Discontinued Operations (see Note 2):
Gain on sale of ByteTaxi, Inc., net of taxes	1,158	—	—
Losses from discontinued operations, net of taxes	(228)	—	—

Total discontinued operations	930	—	—

Net loss	$(22,753)	$(36,677)	$(18,861)

Discontinued operations per basic and diluted share	$0.02	$—	$—

Net loss per basic and diluted common share	$(0.44)	$(0.71)	$(0.37)

Weighted average common shares outstanding	51,623	51,553	51,357

Weighted average common shares outstanding – assuming dilution	51,623	51,553	51,357

Dividends paid per share	$—	$—	$5.00

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2002	54,645,278	$1,822	$307,716	$(33,791)	$135,292	$411,039
Sales of Common Shares pursuant to exercises of stock options at an average price of $2.09 cash per share	266,662	11	546	—	—	557
Payment of one-time cash dividend of $5.00 per share	—	—	(233,541)	—	(23,706)	(257,247)
Tax benefit from dispositions of employee stock	—	—	664	—	—	664
Compensation expense related to Management Incentive Plan restricted stock	—	—	179	—	—	179
Treasury Shares from forfeiture of 2,302 shares of unvested restricted stock	2,302	—	—	—	—	—
Stock compensation expense	—	—	1,418	—	—	1,418
Issuances of Common Shares under Employee Stock Purchase Plan	16,967	1	138	—	—	139
Net loss	—	—	—	—	(18,861)	(18,861)

Balances at December 31, 2003	54,931,209	1,834	77,120	(33,791)	92,725	137,888

Sales of Common Shares pursuant to exercises of stock options at an average price of $1.88 cash per share	53,125	2	98	—	—	100
Tax benefit from dispositions of employee stock	—	—	123	—	—	123
Compensation expense related to Management Incentive Plan restricted stock	24,650	1	134	—	—	135
Return of $5.00 one-time cash dividend for 6,044 shares of unvested restricted stock that was forfeited	—	—	30	—	—	30
Treasury Shares from forfeiture of 4,332 shares of unvested restricted stock	4,332	—	—	—	—	—
Stock compensation expense	—	—	1,122	—	—	1,122
Issuances of Common Shares under Employee Stock Purchase Plan	15,586	—	86	—	—	86
Net loss	—	—	—	—	(36,677)	(36,677)

Balances at December 31, 2004	55,028,902	1,837	78,713	(33,791)	56,048	102,807

Sales of Common Shares pursuant to exercises of stock options at an average price of $1.75 cash per share	39,300	2	67	—	—	69
Tax benefit from dispositions of employee stock	—	—	61	—	—	61
Compensation expense related to Management Incentive Plan restricted stock	12,918	—	4	—	—	4
Stock compensation expense	—	—	768	—	—	768
Net loss	—	—	—	—	(22,753)	(22,753)

Balances at December 31, 2005	55,081,120	$1,839	$79,613	$(33,791)	$33,295	$80,956

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(22,753)	$(36,677)	$(18,861)
Adjustments to Reconcile Net Loss to Net Cash from Operations:
Depreciation and amortization	7,094	8,734	12,355
Deferred income tax (benefit) provision	(1,337)	5,253	(19,960)
Non-cash inventory write-offs	949	—	897
Net gain on sale of ByteTaxi, Inc.	(1,158)	—	—
Stock-related compensation expense	772	1,257	1,597
(Gain) loss on fixed assets and other assets and temporary investment amortization	20	(329)	1,868
Impairment charges	—	5,172	—
Bad debt credit	(312)	(314)	(1,769)
Non-cash restructuring charges	438	427	597
Tax benefit from dispositions of employee stock	61	123	664
Changes in Assets and Liabilities (net of effects of disposition):
Trade receivables	2,223	6,784	19,012
Inventories	2,864	(7,600)	15,883
Other current assets	1,978	508	6,937
Accounts payable	296	(2,834)	(22,131)
Other current liabilities	(15,448)	(12,008)	(21,280)
Accrued restructuring charges	(284)	(3,724)	4,163
Restricted cash	(256)	200	3,600
Income taxes	(1,095)	(2,867)	2,909

Net Cash Used in Operating Activities	(25,948)	(37,895)	(13,519)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,421)	(10,695)	(8,430)
Purchases of temporary investments	(41,266)	(221,544)	(616,617)
Sales of temporary investments	33,914	250,238	776,613
Proceeds from sale of Digital Capture Technology assets	—	1,197	—
Purchase of ByteTaxi, Inc. (net of $171,000 cash)	(44)	—	—
Proceeds from sale of ByteTaxi, Inc. (net of $155,000 cash)	2,290	—	—
Proceeds from sale of assets	745	101	—
Net change in other assets and other liabilities	(660)	(806)	(424)

Net Cash Provided by (Used in) Investing Activities	(6,442)	18,491	151,142

Cash Flows from Financing Activities:
(Payment) forfeiture of cash dividend	—	30	(257,247)
Proceeds from sales of Common Stock	69	186	696
Payments on long-term debt	(139)	—	—

Net Cash Provided by (Used in) Financing Activities	(70)	216	(256,551)

Net Decrease in Cash and Cash Equivalents	(32,460)	(19,188)	(118,928)
Cash and Cash Equivalents at Beginning of Year	103,403	122,591	241,519

Cash and Cash Equivalents at End of Year	$70,943	$103,403	$122,591

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

We design and market products that help our customers protect, secure, capture and share their valuable digital information. Our principal products include magnetic drives and disks marketed under the Zip and REV trademarks, portable, desktop, mini and network hard disk drives (“HDD”) and Networked Attached Storage (NAS) servers. We also sell optical drives marketed under the Iomega CD-RW and Iomega DVD rewritable trademarks and Iomega Mini and Micro Mini USB flash drives, Iomega Floppy USB drives and various software titles.

Retail outlets for our products include computer superstores, consumer electronic superstores, mail order catalogs, office supply superstores, specialty computer stores and online vendors. We sell our products to retail channels directly as well as indirectly through distributors. In addition, we have sales relationships with a variety of companies within the computer and consumer electronics industries. These relationships include arrangements with original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) that provide for certain of our products to be resold on a stand-alone basis or incorporated, as an option, in new computers and other systems at the time of purchase. We also sell our products through our website, www.iomega.com.

Sources of Supply

Although we have outsourced all of our product manufacturing, we are still responsible for the supply of certain components for the manufacture of our Zip and REV products. Certain components incorporated in, or used in, the manufacture of Zip and REV products are currently available only from single source suppliers. We purchase a portion of our single and limited source components pursuant to purchase orders that do not include guaranteed supply arrangements. We purchase all of the products we resell directly from other suppliers. Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on our operating results.

Manufacturing Relationships

We use independent parties to manufacture our products or components. Not all of our manufacturing relationships are covered by binding contracts and certain of the relationships are subject to unilateral termination by our manufacturing partner. Shortages resulting from a change in a manufacturing arrangement could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on our operating results. We also have certain minimum volume purchase agreements, in particular with our Zip and REV product manufacturers, which if not met, may result in certain assessments against us.

Principles of Consolidation

Our consolidated financial statements include the accounts of Iomega Corporation and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. All of our entities have been consolidated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and impairment of goodwill. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements to conform to the current year’s presentation. Our business segment presentation has been changed to reflect how we currently evaluate our business. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 15.

Revenue Recognition

We recognize revenue based on the criteria in the SEC’s Staff Accounting Bulletin 104. These criteria are that revenue should be recognized when there is: 1) persuasive evidence of an arrangement with the buyer, 2) delivery has occurred or the services have been rendered, 3) the selling price is fixed and determinable and 4) collectibility is reasonably assured.

Our customers include OEMs, retailers, distributors, VARs, catalog resellers, private label customers and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. The reserves for estimated returns are calculated by reviewing historical return rates on a product-by-product basis and then applying that return rate to the most recent three months of shipments on a product-by-product basis. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. We have established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in our consolidated financial statements. The reserves for estimated returns totaled $1.6 million at December 31, 2005 and $2.1 million at December 31, 2004.

In addition to reserves for estimated returns, we defer recognition of sales on estimated excess inventory in the distribution, retail and catalog channels. For this purpose, excess inventory is the amount of inventory that exceeds the channels’ four-week requirements as estimated by us. OEM and VAR customers are not considered to have excess inventory, as they usually do not carry more than four weeks of inventory. The distribution, retail and catalog channels’ four-week requirements are estimated based on inventory and sell-through amounts reported to us by our key customers, who make up the substantial majority of our sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. We defer estimated sales and cost of sales associated with estimated excess channel inventory in our consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The table below shows the deferred sales and related cost of sales associated with estimated excess channel inventory.

	December 31,
	2005	2004
	(In thousands)
Deferred revenue	$12,708	$15,798
Deferred cost of sales	(7,472)	(8,617)

Margin on estimated channel inventory	$5,236	$7,181

We bundle various extended service plans with selected Network Attached Storage (“NAS”) servers and sell additional NAS and REV extended service plans on a stand-alone basis. The service periods of the extended service plans are up to five years, with the vast majority of the plans being for three years. We defer sales of extended service plans and recognize the sales ratably over the respective life of the service plan at the earlier of the extended service plan being registered with us by the end-user or three months after the service plan was sold into the channel. The related costs of servicing these plans are expensed as incurred as we are charged per service call, thus there is no deferral of cost associated with the extended service plans.

The components of “margin on deferred revenue” in our consolidated balance sheets are as follows:

	December 31,
	2005	2004
	(In thousands)
Margin on estimated excess channel inventory	$5,236	$7,181
Deferred extended service plans	1,914	1,538
Deferred license fees	—	901
Net realizable value reserve on channel inventory	—	266

Margin on deferred revenue	$7,150	$9,886

In certain circumstances, such as end-of-life products, we provide for the net realizable value of inventory in the channel.

We sell software that is embedded or bundled with some of our drive products, as well as some software titles that are downloaded from our website. Sales from the software embedded or bundled with drive products, less reserves for estimated returns, are recognized upon shipment to the customer. Sales from software that is downloaded from our website are recognized at the time of the download. The software sold by us does not contain multiple elements. Our software sales are immaterial.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Price Protection and Rebate Reserves

We have agreements with some of our direct and indirect customers which, in the event of a price decrease, allow those customers (subject to certain limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, we establish reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, we record reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized.

Reserves for volume and other rebates and price protection totaled $11.4 million at December 31, 2005 and $16.0 million at December 31, 2004 and are netted against trade receivables in our consolidated balance sheets.

License and Patent Fee Income

During 2005, license and patent fee income totaling $1.3 million was recognized from two intellectual property license agreements, one entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005.

During 2004, we entered into a license agreement with respect to intellectual property related to our Digital Capture Technology (“DCT”) development program. See Note 3 for more detail regarding the license agreement. We recorded the license fees as a reduction of operating expenses as opposed to revenue, in accordance with Statement of Financial Accounting Concepts 6, “Elements of Financial Statements” (“SFAC 6”). Licensing is not a part of our major or central operations and thus this transaction was considered a gain under SFAC 6. The license fees recaptured costs that resulted directly from our research and development activities, the license fees were considered to be a part of operations and thus were shown as a separate line item under operating expenses in our consolidated statement of operations.

During 2004, we entered into a separate license agreement regarding certain disk controller technology. The license terms included the payment of $1.0 million to us. This license agreement calls for royalties to be paid on future products.

Foreign Currency Translation

For purposes of consolidating our non-U.S. operations, we have determined the functional currency for our non-U.S. operations is the U.S. dollar. Therefore, translation gains and losses are included in the determination of income.

Forward Exchange Contracts

We are exposed to various foreign currency exchange rate risks that arise in the normal course of business. Our functional currency is the U.S. dollar. We have international operations resulting in receipts and payments in currencies that differ from our functional currency. We attempt to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to our policies.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

We use forward contracts to hedge those net assets and liabilities that, when re-measured according to accounting principles generally accepted in the United States of America, impact our consolidated statements of operations. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or anticipated currency exposure, not for speculation or trading purposes. The forward contracts are in European currencies. We enter into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days.

When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in “other income (expense), net” in our consolidated statements of operations in the same period that the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

Cash and Cash Equivalents

For the purposes of our consolidated statements of cash flows, cash and cash equivalents include all marketable securities with maturities of three or fewer months when purchased. See the table below under the caption “Fair Value of Financial Instruments” for a listing of the types of investments that comprise cash and cash equivalents.

Restricted Cash

At December 31, 2005, we had $0.3 million in restricted cash, of which $0.2 million related to a rental deposit and $0.1 million to cover a Custom’s guarantee for value added taxes (“VAT”). This cash is reported separately as “restricted cash” in our consolidated balance sheet.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. None of our temporary investments have an effective maturity greater than 24 months and at December 31, 2005, the average duration of our temporary investments was less than 18 months, as compared to less than 16 months at December 31, 2004. At December 31, 2005, we had debt security investments of $5.7 million that will mature within one year and $18.1 million that will mature in more than one year but less than two years. We seek to minimize our credit risk associated with temporary investments by purchasing investment grade, liquid securities. We have classified all of our temporary investments as available-for-sale securities.

Fair Value of Financial Instruments

The book value of all financial instruments approximates fair value. We consider our cash equivalents, temporary investments and foreign exchange contracts to be financial instruments and the estimated fair values for these instruments have been determined using appropriate market information. We also consider our accounts payable and trade receivables to be financial instruments and the carrying value of these instruments approximates their fair values because of the short-term maturities of these items.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The carrying value of the various financial investments (which approximates fair value) that comprise our cash, cash equivalents and temporary investments are as follows:

	December 31,
	2005	2004
	(In thousands)
Cash and Cash Equivalents:
Cash	$29,898	$60,280
Corporate obligations	33,459	19,052
Money market funds	7,586	11,550
Repurchase agreements	—	8,021
Certificates of deposit	—	4,500

Total Cash and Cash Equivalents	$70,943	$103,403

Temporary Investments:
U.S. treasuries	$17,099	$7,471
U.S. agencies	1,002	4,200
Certificates of deposit	1,000	2,995
Corporate obligations	5,699	2,740

Total Temporary Investments	$24,800	$17,406

At both December 31, 2005 and 2004, our temporary investments that were in an unrealized loss position represented an immaterial amount.

Allowance for Doubtful Accounts

We record our trade receivables at sales value and establish a non-specific allowance for estimated doubtful accounts by applying specified percentages to the different receivable aging categories. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are fully reserved. In addition, specific reserves are established for specific customer accounts as collection problems become known or occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by us based on the following assumptions/variables: customer’s financial position, age of the customer’s receivable and changes in payment schedules. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts whether due to insolvency, settlement or disputes.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2005	2004
	(In thousands)
Raw materials	$1,942	$461
Finished goods	25,590	30,884

	$27,532	$31,345

We evaluate the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices (including known future price decreases). We include product costs and direct selling expenses in our analysis of inventory realization. To the extent that estimated selling prices do not exceed such costs and expenses, valuation reserves are established against inventories through a charge to cost of sales. In addition, we generally consider inventory, which is not expected to be sold within established timelines, as forecasted by our material requirements planning system, as excess and thus appropriate inventory reserves are established through a charge to cost of sales.

Property and Equipment

Purchases of property and equipment are recorded at cost and major improvements are capitalized. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation and amortization accounts; and the net resulting gain or loss is included in “net impairment charges”, “cost of sales”, “research and development” or “selling, general and administrative” in our consolidated statements of operations depending on the nature of the asset. For more details regarding the sales of DCT assets from the 2004 transaction, see Note 3. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property.

Category	Estimated Useful Lives	Net Book Value at December 31, 2005
		(In thousands)
Machinery and equipment	2 -5 years	$6,426
Leasehold improvements	5 years	1,001
Furniture and fixtures	10 years	733
Unfinished property and equipment		151

		$8,311

Fixed asset reserves are established for those assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with “accumulated depreciation and amortization” in our consolidated balance sheets.

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset (see Notes 3 and 5 for more detail).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Goodwill

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. We have performed the impairment test required under SFAS 142 and have determined that our $11.7 million of goodwill, all of which is associated with the Zip product line, was not impaired at December 31, 2005. This test compares our Zip specific assets (intangibles and inventory) to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. Although there have been indicators of impairment during 2005, the estimated discounted, future cash flows were adequate to cover the carrying value of Zip goodwill as of December 31, 2005.

Other Intangibles

Other intangible assets are amortized using the straight-line method over the estimated useful life of the asset and are subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2005, we had an intangible asset of approximately $0.7 million, which is a licensing agreement. The remaining estimated useful life for our other intangible asset is less than 1 year.

Marketing Program Accruals

We, as part of our normal operations, have entered into contracts with many of our distribution and retail customers whereby the customer is allowed to use a set percentage of its purchases of our products for various marketing purposes, referred to as “cooperative advertising” or “market development funds” (“MDF”). The purpose of these contracts is to encourage advertising and promotional events to promote the sale of our products to end users. We also contract with various third parties to support these customer programs. We accrue for the estimated costs of these marketing programs with the customers and third parties in accordance with the contractual percentage of product sold to the respective customer and the estimated support costs during the period that the product is sold or the period that the support costs are incurred. During the period, we develop and approve specific marketing programs with the customer to utilize the cooperative advertising or MDF funds in a manner intended to best promote our products. On a quarterly basis, we evaluate the adequacy of these marketing program accruals to cover known marketing programs that we have agreed to pay and/or share costs with the customer. In addition, we evaluate the specific programs for proper classification of these costs in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.

Advertising

We expense the cost of advertising as it is incurred, except cooperative advertising or MDF with distributors and retailers, which are accrued at the time of sale. We incurred advertising expenses totaling $8.8 million for 2005, $14.0 million for 2004 and $15.8 million for 2003.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Shipping and Handling Costs

We record, as cost of sales, shipping and handling costs incurred in shipping product to our customers.

Restructuring Charges

Our third quarter 2001 restructuring charges were recorded under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 states that restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and the Company has the ability to reasonably estimate costs. Estimated amounts for severance and benefits are accrued once the potentially affected employees have been notified of the termination and severance benefits have been communicated. The communication must include, at a minimum, the number of impacted employees, the job functions and the locations that are affected. We revised some of our estimates for the third quarter 2001 restructuring actions during 2005, 2004, 2003 and 2002 under the guidance provided by EITF 94-3 (see Note 5 for more detail).

Our 2005, 2004 and 2003 restructuring charges were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Thus, amounts for severance and benefits are accrued once the affected employees have been notified of the termination, severance benefits have been communicated and the employee will not be retained more than 60 days after the notification date. For those employees on transition who will remain with us beyond 60 days after their notification date, we calculate their estimated severance costs and record this liability ratably over the remaining service period. We record the liability for contract termination costs once the contract has been terminated or we cease receiving any benefit from the contract. In the case of leased property, once we have exited the facility and are no longer receiving any benefit from the lease, we record a liability for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the lease. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed.

Other Accrued Liabilities

Other accrued liabilities includes accruals for royalties, forward foreign exchange contracts, self-insurance liabilities, litigation, professional fees, value added taxes (“VAT”), sales and other taxes and other miscellaneous liabilities. Included in other taxes are accruals for various foreign tax contingencies.

Stock Compensation Expense

We have various stock-based compensation plans (stock option plans, the Management Incentive Plan (“MIP”) which expired in January 2005 under which employees were eligible for grants of restricted stock (“restricted stock”) and two employee stock purchase plans (“ESPPs”)). Under the ESPPs, which were suspended on January 1, 2005 (see Note 12 for more information about the suspension), employees were able to purchase our Common Stock at a discount.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

We record an expense in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, if and when stock options are issued to non-employees for services.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, only those employee stock options that were granted or modified after January 1, 2003 were expensed as compensation.

On July 17, 2003, our Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record at the close of business on September 15, 2003. As required by our 1997 Stock Incentive Plan (“1997 Plan”), a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding at that time under this plan. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of October 2, 2003. An additional charge of $1.2 million for the fair value of modifying the vested options was recorded in the fourth quarter of 2003. We recorded $0.4 million in 2004 and $0.1 million in 2005 for the fair value of modifying options related to the 1997 Plan modification.

Our 1995 Director Stock Option Plan (the “1995 Director Plan”) and 1987 Stock Option Plan (the “1987 Plan”) prohibited any modifications without stockholder approval. However, since no modifications could initially be done for the outstanding stock options under these two plans, the values of the options for these two plans were decreased as a result of the declared dividend and this was determined to be a “deemed” modification of the stock options on October 2, 2003. Since these options were considered modified, they have also been accounted for under the fair value method of SFAS 123 since October 2, 2003.

Because of these actions, as of October 2, 2003, all of our outstanding stock options are being accounted for under the fair value method of SFAS 123.

On May 25, 2004, our stockholders approved amendments to the 1995 Director Plan and 1987 Plan permitting a similar $5.00 adjustment to be made to options outstanding under those plans. Thus, a modification to reflect the one-time cash dividend of $5.00 per share was made on May 26, 2004 to the approximately 0.3 million stock options outstanding at that time under these two plans. The outstanding options were adjusted by reducing their exercise prices by an amount equal to the dividend (but in no event below $0.03 1/3 per share), effective as of May 26, 2004 and an additional charge of $0.1 million for the fair value of modifying the vested options was recorded in the second quarter of 2004. We recorded less than $0.1 million in 2005 for the fair value of modifying options related to the modification of these plans.

In the first quarter of 2006, we adopted SFAS No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. Alternative transition methods are allowed under FAS 123r, we have elected to use the modified prospective method that requires entities to recognize compensation costs in

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of SFAS 123r did not have a material effect on our consolidated statements of operations or balance sheets.

Compensation expense for the MIP restricted stock, which was approved by stockholders during the second quarter of 2003, was accounted for under SFAS 123, with the fair value of the restricted stock being recognized over the vesting period of the restricted stock. During both 2004 and 2003, $0.2 million was recorded in each year as compensation expense for the fair value of the restricted stock. The MIP expired by its terms in 2005. During both 2004 and 2003, less than $0.1 million was recorded in either year as compensation expense of the discount associated with the ESPP. The ESPP’s were suspended on January 1, 2005.

The following table illustrates the effect on our net loss and per share data; if the fair value based method had been applied to all outstanding and unvested awards for the full year in 2003 (the fair value based method was applied to all outstanding and unvested awards in 2005 and 2004).

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net loss as reported	$(22,753)	$(36,677)	$(18,861)
Add: Stock compensation expense included in reported net loss, net of related tax effects	468	717	977

Less: Total stock compensation expense determined under fair value method for all awards, net of related tax effects	(468)	(717)	(1,999)

Pro forma net loss	$(22,753)	$(36,677)	$(19,883)

Net loss per basic and diluted share - As reported	$(0.44)	$(0.71)	$(0.37)

Net loss per basic and diluted share - Pro forma	$(0.44)	$(0.71)	$(0.39)

We use an accelerated method of recognizing stock compensation expense over the vesting period of the option as allowed by SFAS 123. The fair value of each option grant has been estimated on the date of grant or modification using the Black-Scholes option-pricing model with the following assumptions used in calculating compensation cost.

	Years Ended December 31,
Assumption	2005	2004	2003
Expected stock price volatility	44%	48%	52%
Risk-free interest rate	3.99%	3.23%	2.49%
Expected dividends	zero	zero	zero
Expected average life of options	3.40 years	3.40 years	3.56 years

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In years where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the years ending December 31, 2005, 2004 and 2003, thus there was no dilution, as all outstanding options were considered anti-dilutive. We had no securities that were considered dilutive for these three years.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented. Losses have been recorded for the years ending December 31, 2005, 2004 and 2003, thus there is no difference between basic and diluted EPS. Therefore, we have not presented a reconciliation.

The table below shows the number of outstanding options in each year that had an exercise price greater than the average market price of the common shares (out of the money options) for the four preceding quarters as well as the number of MIP restricted shares that were not vested.

	December 31,
	2005	2004	2003
Out of the money options	1,315,614	739,622	1,176,785
Unvested MIP restricted shares	—	12,918	39,598

The following table shows basic and diluted EPS for loss from continuing operations, discontinued operations (net of income taxes) and net loss.

	Years Ended December 31,
	2005	2004	2003
Basic and Diluted EPS:
Continuing operations	$(0.46)	$(0.71)	$(0.37)

Discontinued operations	$0.02	$—	$—

Net loss	$(0.44)	$(0.71)	$(0.37)

Warranty Costs

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Changes in our warranty liability during 2005 and 2004 were as follows:

	Years Ended December 31,
	2005	2004
	(In thousands)
Balance at beginning of year	$5,537	$5,225
Accruals/additions	6,370	9,695
Claims	(6,934)	(9,383)

Balance at end of year	$4,973	$5,537

Guarantees

During the third quarter of 2003, we entered into a limited guarantee with a component supplier whereby we would provide a guarantee of payments for purchases by a contract manufacturer of the component supplier’s product. The contract manufacturer was incorporating the component supplier’s product into Iomega branded DVD products. We had guaranteed purchases of the component supplier’s product by the contract manufacturer for up to $3 million. We would only make payments under this guarantee in the event that the contract manufacturer was in material payment default. However, if the contract manufacturer defaulted on payment to the component supplier, we would have been entitled to withhold any related amounts due from us to the contract manufacturer. At December 31, 2004, this guarantee was no longer in force as we were no longer selling the component supplier’s product under the Iomega brand and the $30 thousand liability that had been recorded to reflect the fair value of this guarantee was reversed in 2004.

During the fourth quarter of 2004, we entered into a limited guarantee for up to $1 million with a contract manufacturer. We guaranteed payments for purchases made by our Asian distribution and logistics service provider on behalf of us. The distribution and logistics service provider made these purchases to fulfill orders in our Asia Pacific region. We would only make payments under this guarantee in the event that the distribution and logistics service provider was in material payment default. However, if the distribution and logistics service provider defaulted on payment to the contract manufacturer, we would have been entitled to withhold any related amounts due by us to the distribution and logistic service provider or its parent. During 2004, we recorded a $31 thousand liability to reflect the fair value of this guarantee. The fair value was based on the estimated market value of a similar stand-alone letter of credit. The limited guarantee expired on June 30, 2005 and the $31 thousand liability was reversed in 2005.

Income Taxes

We recognize liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

SFAS 109 requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized. We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, we review our forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of our deferred tax assets to determine if a valuation allowance is required.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Adjustments to the valuation allowance will increase or decrease our income tax provision or benefit. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record tax contingencies when the exposure item becomes probable and reasonably estimable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amended Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 was issued primarily to improve the comparability of accounting for inventory costs with the International Accounting Standards Board. SFAS 151 clarifies the definition of “normal capacity” and states that abnormal amounts of idle facility expense, freight, handling costs, wasted materials, etc. should be recognized as current period charges as opposed to being capitalized as inventory overhead. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 though early adoption is encouraged. As we are already in compliance with this standard, we adopted SFAS 151 as of January 1, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123r, “Share-Based Payment” (“SFAS 123r”). SFAS 123r provides accounting guidance for stock-based payments to employees. SFAS 123r revises SFAS 123 by eliminating the choice of using the “intrinsic” recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123r clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or a liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123r also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. On April 14, 2005, the SEC announced that it had delayed the implementation date for calendar year-end companies to January 1, 2006. We have accounted for all of our stock-based compensation under the fair value method as outlined in SFAS 123 and we adopted SFAS 123r in the first quarter of 2006. Of the alternative transition methods allowed under FAS 123r, we have elected to use the modified prospective method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of FAS 123r did not have a material effect on our consolidated statement of operations or balance sheet.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We have adopted FAS 154 for any accounting changes or error corrections that occur after December 15, 2005. In March 2004, the FASB issued the Emerging Issues Task Force (“EITF”) Issue No. 03–1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03–1”). This established a common approach to evaluating other than temporary impairment for equity securities accounted for at cost, and debt and equity securities available for sale. On September 2004, the FASB issued a final FASB Staff Position (“FSP”), EITF No. 03–1–1, which delayed the effective date for the measurement and recognition guidance included in EITF 03–1. The disclosure requirements under EITF 03–1 were effective beginning December 31, 2004. In June 2005, the FASB decided not to provide additional guidance on the meaning of other than temporary impairment, but directed its staff to issue a final FSP, titled FSP FAS 115–1.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

FSP FAS 115–1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the guidance set forth in EITF 03–1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. On November 3, 2005, the FASB issued FSP FAS 115-1, which is effective for periods beginning after December 15, 2005. The adoption of FSP FAS 115–1 is not expected to have an impact on our consolidated financial statements.

(2) ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations

In the first quarter of 2005, we acquired a 10% ownership interest in ByteTaxi, Inc., a start-up software development company, with an option to purchase up to 29% of the company. Under the agreement, we received exclusive license rights to certain products, including ByteTaxi’s FolderShareTM software. Because we were the primary beneficiary of ByteTaxi’s operations, we were required to consolidate ByteTaxi’s operations under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). While consolidated under FIN 46, ByteTaxi, Inc. was reported under the CSS segment.

During the fourth quarter of 2005, we reached an agreement to sell our investment in ByteTaxi, Inc. Specifically, on October 28, 2005, Iomega, ByteTaxi, Inc., and certain major shareholders of ByteTaxi, Inc. entered into a Termination Agreement, under which we would receive a total of $2.9 million (payable as described below) in return for the sale of our equity ownership of ByteTaxi, Inc. and termination of our distribution rights to FolderShareTM software. This Agreement was part of a larger series of transactions whereby Microsoft Corporation purchased all of the stock of ByteTaxi, Inc. We received a cash payment of $2.4 million on October 28, 2005 and the remaining funds (approximately $0.5 million) are to be paid during the fourth quarter of 2006, subject to the satisfaction of certain escrow and indemnity terms. The escrow and indemnity provisions relate to customary representations and warranties by selling shareholders relating to title, intellectual property issues, tax liabilities or other post-closing adjustments.

Upon the sale of our ownership interest in ByteTaxi, Inc., we ceased to be the primary beneficiary of ByteTaxi’s operations. Consequently, ByteTaxi, Inc. has been deconsolidated at December 31, 2005, as per FIN 46. Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the sale of ByteTaxi, Inc. was treated as a discontinued operation. Therefore, the losses from discontinued operations of ByteTaxi, Inc. for the nine months ended October 2, 2005 and the gain relating to the sale of ByteTaxi, Inc. have been reported under the discontinued operations section of our consolidated statement of operations. The potential $0.5 million gain related to the future payment that is subject to certain escrow terms has been deferred and will be recognized when the amount of the payment is known.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations (Continued)

A breakdown of the ByteTaxi, Inc. losses from discontinued operations and related taxes are presented as follows:

Description	Amount	Original Financial Statement Line Item
	(In thousands)
Sales	$79	Sales
Sales and marketing costs	(44)	Selling, general, and administrative
Research and development costs	(397)	Research and development

Loss from operations	(362)
Other income and expense	(6)

Loss before taxes	(368)
Tax benefit	140	Income taxes

Net loss	$(228)

(3) DCT Program License Agreement, Impairment Charges and Related Asset Sales

DCT technology was a small form factor flexible media technology previously developed by Iomega. In 2004, we undertook an analysis and objective evaluation of the market environment in which the DCT technology would compete and decided not to proceed with the DCT development: rather, we would seek to license the technology. As part of the wind down activities during third quarter 2004, we determined that fixed assets related solely to the DCT technology were impaired and thus during 2004 recorded as cost of sales, $4.5 million of impairment charges. This $4.5 million charge was attributable entirely to the Other Products business segment. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past. During 2004, we also recorded $0.5 million of other charges for cancelled commitments, comprised primarily of supplier claims, for equipment and parts that had been committed to by our suppliers as well as second tier suppliers.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to us and an additional $3.5 million cash payment to us at a later date based upon the licensee’s commercialization date of the technology, but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on any future products utilizing the technology up to $11.0 million; we believe that work on certain products was recently suspended that would utilize the technology, so potential royalties from that transaction are unlikely. The $10.5 million was reflected as a benefit to operating expenses on the consolidated statement of operations under the caption, “license and patent fee income”, as the cash had been received and we have fulfilled all of our obligations related to that payment. We will not recognize the $3.5 million in our financial statements until the related cash payment is received. There is no guarantee that we will receive any future payments from this transaction.

During the license agreement negotiations, we also entered into other agreements, including the sale of various fixed assets, primarily testing equipment and miscellaneous engineering equipment that Iomega had used as part of the DCT Program. We received $1.2 million of cash for these assets resulting in a gain of $1.1 million. The breakout of the gain between “cost of sales” and “research and development” was determined based upon

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) DCT Program License Agreement, Impairment Charges and Related Asset Sales (Continued)

where the initial expense to purchase the respective assets was recorded. All of these charges and gains were reflected in the Other Products business segment.

A breakdown of the DCT Program license fees, impairment and other charges incurred during 2004 is included in the table below.

Description	Amount	Financial Statement Line Item
	(In thousands)
License fees	$10,500	License and patent fee income
Fixed asset impairments	(4,488)	Cost of sales
Gain from sale of DCT assets	613	Cost of sales
Gain from sale of DCT assets	543	Research and development
Other charges (primarily supplier claims)	(527)	Cost of sales

Net DCT gain	$6,641

Statement of Operations Breakout:
Cost of sales	$(4,402)
Research and development	543
License and patent fee income	10,500

Net DCT gain	$6,641

(4) Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
U.S.	$(26,857)	$(32,566)	$(18,870)
Non-U.S.	2,229	852	(13,726)

	$(24,628)	$(31,714)	$(32,596)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current Income Taxes:
U.S. State	$—	$(878)	$(833)
Non-U.S.	(933)	(1,546)	(1,062)

	(933)	(2,424)	(1,895)

Deferred Income Taxes:
U.S. Federal	8,107	20,167	14,495
U.S. State	1,042	2,390	9,015
Non-U.S.	1,036	(3,865)	(3,178)

	10,185	18,692	20,332

Total current and deferred income taxes	9,252	16,268	18,437
Increase in valuation allowance	(8,307)	(21,231)	(4,702)

Benefit (provision) for income taxes	$945	$(4,963)	$13,735

The differences between the benefit (provision) for income taxes from continuing operations at the U.S. statutory rate and the actual benefit (provision) recorded by us are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Benefit at U.S. statutory rate	$8,620	$11,100	$11,409
Permanent book to tax adjustment items	(47)	(139)	(98)
State income taxes, net of federal effect	1,042	1,269	1,304
Foreign income taxes	863	(9,273)	(3,420)
Reversal of permanently invested earnings	(660)	—	—
Foreign tax credits	(255)	9,273	1,062
Research credits	108	646	4,649
True-up to deferred tax assets	(472)	—	—
Adjustment to state operating losses	—	—	3,765
Release of foreign tax accruals	66	2,767	—
Increase in state NOL deferred tax asset resulting from completion of IRS audit	—	1,009	—
Expired foreign NOLs	—	(446)	—
Other	(13)	62	(234)

	9,252	16,268	18,437
Increase in valuation allowance	(8,307)	(21,231)	(4,702)

Benefit (provision) for income taxes	$945	$(4,963)	$13,735

NOL(s) = Net operating loss carryforward

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2005, we recorded a $8.3 million increase in the valuation allowance resulting primarily from decreases in deferred tax liabilities and partially offset by decreases in deferred tax assets. Included in the $8.3 million increase in the valuation allowance was a $16.7 million increased valuation allowance resulting from decreases in the deferred tax liabilities because of a decrease in the pool of unrepatriated foreign earnings. This increase was partially offset by a decrease in the valuation allowance as the result of decreases in the deferred tax assets of $8.4 million related to fixed assets, trade receivables, inventory and accrued expenses.

We have recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in our consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at December 31, 2005 and December 31, 2004 related to such tax contingencies was $13.7 million and $13.9 million, respectively. We reversed tax contingencies of $0.2 million in 2005 to the “benefit (provision) for income taxes”, due to the completion of a tax authority exam without adjustment.

On April 22, 2004, in conjunction with releasing our first quarter 2004 pre-tax results, we announced that we were conducting an analysis of our net tax assets and associated valuation reserves. At the completion of the analysis, we concluded that foreign withholding taxes which were previously presented as income taxes receivable should be reclassified and reported as deferred tax assets on our consolidated balance sheets. The amount reclassified on the December 31, 2003 consolidated balance sheet was $8.5 million. We also determined that an additional balance sheet reclassification of $3.8 million was necessary to reclassify certain other accrued liabilities to current deferred income taxes. We further concluded that no net adjustment was required to the fourth quarter 2003 tax provision because of certain fourth quarter 2003 offsetting adjustments related, in part, to the tax consequences of a $75 million intercompany dividend required to fund the one-time $5 per share cash dividend paid to shareholders on October 1, 2003. We also concluded that no adjustments to the tax provisions were required in any other prior period.

During 2004, we recorded a $21.2 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities. Included in the $21.2 million increase in the valuation allowance was an $8.0 million increased valuation allowance resulting from new foreign tax credits created by deemed Swiss withholding taxes on foreign earnings. The recording of the new foreign tax credits was the result of a change in our intention to repatriate foreign cash to the U.S. in the form of dividends in the future. The valuation allowance was also increased as the result of a decrease in the deferred tax liability of $22.3 million resulting from a decrease in the pool of unrepatriated foreign earnings.

During 2003, we established an additional valuation allowance totaling $4.7 million for a portion of our U.S. deferred tax assets primarily related to state net operating loss carryforwards (“NOLs”). After considering our forecasts of taxable income in conjunction with other positive and negative evidence surrounding the realizability of our deferred tax assets, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets in the fourth quarter of 2003.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. We do not represent that foreign earnings are permanently reinvested and accordingly have provided U.S. taxes on these earnings. The significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred Tax Assets (Liabilities):
Current Deferred Tax Assets:
Trade receivable reserves	$3,498	$4,180
Inventory reserves	2,052	2,629
Accrued expense reserves	8,281	9,934
Other	37	65

Total current deferred tax assets	13,868	16,808

Non-Current Deferred Tax Assets:
Fixed asset reserves	253	2,273
Tax credit carryforwards	37,587	39,464
Accelerated depreciation and amortization	4,739	4,034
U.S. and foreign loss carryforwards	19,406	20,504
Other	1,489	1,198

Total non-current deferred tax assets	63,474	67,473

Total deferred tax assets	77,342	84,281

Non-Current Deferred Tax Liabilities:
Tax on unremitted foreign earnings	(30,742)	(47,451)
Purchased goodwill	(4,560)	(4,657)

Total non-current deferred tax liabilities	(35,302)	(52,108)

Current valuation allowance	(8,345)	(7,098)
Non-current valuation allowance	(45,324)	(37,902)

Net deferred tax liabilities	$(11,629)	$(12,827)

As Reported on the Balance Sheets:
Current deferred tax assets	$5,523	$9,710

Non-current deferred tax liabilities	$(17,152)	$(22,537)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards at December 31, 2005.

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$0	2021 to 2025
State NOLs	10,715	2006 to 2025
Foreign NOLs	8,406	2010 to indefinite
Capital losses	285	2006

	$19,406

Tax Credit Deferred Tax Assets:
Foreign tax credits	$27,547	2009 to indefinite
Research credits	8,910	2007 to 2025
Alternative minimum tax credits	1,130	Indefinite

	$37,587

At December 31, 2005, we had $2.4 million of gross deferred tax assets related to U.S. federal net NOLs, which reflect a tax benefit of approximately $7.0 million in future U.S. federal tax deductions. This asset has been entirely offset with a tax contingency reserve and therefore is presented as zero above. At December 31, 2005, we had $10.7 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $268 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from our foreign subsidiary.

Cash paid for income taxes and received from refunds is shown in the table below.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash paid for income taxes	$1,014	$3,631	$3,873
Cash received from tax refunds	860	556	48

The tax benefits associated with the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by less than $0.1 million in 2005, $0.1 million in 2004 and $0.7 million in 2003. Such benefits were recorded as an increase to additional paid-in capital in our consolidated balance sheets.

During 2003, the Internal Revenue Service completed its examination of our federal tax returns for the years ended 1996, 1997 and 1998.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We have not elected to repatriate earnings under this provision.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals

We currently have restructuring reserves under four different restructuring actions: the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions.

	December 31,
	2005	2004
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$1,434	$2,205
2003 restructuring actions	887	742
2004 restructuring actions	346	1,491
2005 restructuring actions	1,738	—

Total	$4,405	$4,438

Fixed Asset Reserves:
Third quarter 2001 restructuring actions	$74	$168
2003 restructuring actions	117	192
2004 restructuring actions	145	346
2005 restructuring actions	259	—

Total	$595	$706

During 2001, we recorded $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001.

During 2002, we had a net reversal or adjustment of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

During 2003, we recorded restructuring charges of $16.5 million, ($11.5 million recorded as restructuring charges and $5.0 million as cost of sales) of which $14.5 million was for restructuring actions initiated during the third quarter of 2003 and $2.1 million was associated with restructuring actions initiated during the third quarter of 2001 related to lease expenses for facilities which we had been unable to sublease, partially offset by a $0.1 million release of severance and benefit reserves related to the third quarter 2001 restructuring actions due to original estimates being higher than what was utilized.

During 2004, we recorded net restructuring charges of $4.5 million, of which $3.7 million was for restructuring actions initiated during the third quarter of 2004, $0.1 million was for the 2003 restructuring actions and $0.7 million was for the 2001 restructuring actions.

During 2005, we recorded net restructuring charges of $7.6 million, of which $5.7 million was for restructuring actions initiated during the third quarter of 2005, $0.5 million was for the 2004 restructuring actions, $1.1 million was for the 2003 restructuring actions and $0.3 million was for the 2001 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The detail of the third quarter 2001, 2003, 2004 and 2005 restructuring actions and an update of the current status of each of these actions as of December 31, 2005 follows below.

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, we recorded restructuring charges of $33.3 million. In the fourth quarter of 2001, we recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions. The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities - of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs - and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of our worldwide workforce. During the fourth quarter of 2001, we reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

The North America activities consisted of outsourcing our distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at our North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

During the fourth quarter of 2001, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees were identified for termination at September 30, 2001. However, since the employees had not been notified, we did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to us unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, we had originally assumed we would not be able to sublet the facility.

The Europe activities consisted of the outsourcing of call center activities, closure of several sales offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization. At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that would be outsourced effective April 1, 2002. This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs. The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

During the fourth quarter of 2001, we determined that an additional $0.2 million was required for Europe lease termination costs because of us not being able to locate a new tenant in Ireland in the timeframe originally estimated in the third quarter.

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

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves

Remaining restructuring reserves of $8.9 million were included in our accrued restructuring charges and $3.6 million were included in the fixed asset reserves as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below.

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

At December 31, 2001, we had terminated the employment of all affected employees, except for those employees offered retention packages into 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions. However, since some affected employees were offered retention packages that extended into the fourth quarter of 2001 and the first quarter of 2002, not all severance payments were made as of December 31, 2001. In North America, 3 employees had their transition dates extended into 2002 as a result of projects taking longer than expected to complete. These employees were originally scheduled to complete their transition at December 31, 2001.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2002, a net adjustment of $0.4 million to the third quarter 2001 restructuring actions was recorded ($1.2 million in releases and $0.8 million in additional accruals). During 2002, $1.0 million of fixed asset reserves were released comprised of $0.6 million relating to the North America restructuring actions that was reversed due to the furniture being utilized at another facility and another $0.4 million of fixed asset reserves were released primarily due to higher than expected proceeds from asset disposals relating primarily to the North America restructuring actions. Severance and benefit reserves of $0.2 million relating primarily to the North America and Asia Pacific restructuring actions were released due to outplacement services not being utilized as originally estimated. Additional charges of $0.8 million were recognized for Europe lease termination costs because of us not being able to locate a new tenant in Ireland in the timeframe previously estimated.

Remaining restructuring reserves of $4.0 million were included in our accrued restructuring charges and $0.4 million were included in our fixed asset reserves at December 31, 2002. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2002 are summarized below.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

As of December 31, 2002, we had terminated the employment of all affected employees. The remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis.

2003 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2003, severance and benefit reserves of $0.1 million were reversed due to the original estimates being higher than what was utilized. During 2003, we recorded an additional $0.9 million for Europe lease termination costs because of us not being able to locate a tenant for the Ireland facility. We also recorded an additional $1.2 million for North American lease termination costs as a result of us not being able to locate a tenant for a Utah facility.

Remaining restructuring reserves of $4.6 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2003 are summarized below.

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

At December 31, 2003, the remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and we were still trying to sublease two of the facilities where the leases expire in 2009 and 2023.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2004 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2004, we recorded an additional $0.7 million for Europe lease termination costs as a result of us not being able to locate a tenant for the Ireland facility; however, we were successful in subleasing this facility in the fourth quarter of 2004.

Remaining restructuring reserves of $2.2 million were included in our accrued restructuring charges and $0.2 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2004 are summarized below.

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

At December 31, 2004, the remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and we were still trying to sublease one of the Utah facilities where the lease does not expire until 2009.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2005 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2005, we recorded an additional $0.3 million for U.S. lease termination costs because of us not being able to locate a subtenant as originally anticipated.

Remaining restructuring reserves of $1.4 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2005 are summarized below.

Third Quarter 2001 Restructuring Actions	Balance 12/31/04	Utilized		Additions (Reversals)	Foreign Currency Changes	Balance 12/31/05
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$2,203	$(1,030)	$—	$261	$—	$1,434
Leasehold improvements and furniture (b)	168	—	(94)	—	—	74

	2,371	(1,030)	(94)	261	—	1,508

Europe Reorganization:
Lease cancellations (a)	2	—	—	(2)	—	—

	$2,373	$(1,030)	$(94)	$259	$—	$1,508

Balance Sheet Breakout:
Accrued restructuring charges (a)	$2,205	$(1,030)	$—	$259	$—	$1,434
Fixed asset reserves (b)	168	—	(94)	—	—	74

	$2,373	$(1,030)	$(94)	$259	$—	$1,508

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2005, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire. The last sublease will expire in March 2006. Lease payments are being made on a continuous monthly basis and we are still trying to sublease one of the Utah facilities where the lease does not expire until 2009.

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions included $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of our worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses (see below for more detail), $1.8 million for lease termination costs and $0.6 million related to excess furniture.

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

charged to our Zip segment and the remaining $9.5 million was not allocated to any of our business segments. Of the $14.5 million in restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. During 2003, we made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 employees located in North American, $2.1 million related to 31 employees located in Europe and $0.4 million related to 17 employees located in Asia. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to the continued sales decline. Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments were made after the last day of employment and after separation agreements were signed by the employees. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained on transition into 2004 as defined by SFAS No. 146.

The $3.0 million of charges to exit contractual obligations included $2.4 million to discontinue a third-party manufacturing relationship as part of our efforts to consolidate our Zip disk manufacturing. The manufacturing contract was terminated because of continued declining Zip disk volumes. The $2.4 million charge was a negotiated amount based upon the net book value of manufacturing equipment that the third-party contractor had purchased to manufacture Zip disks, for which we were under contract to reimburse in the event of terminating the manufacturing agreement. Also included in the $3.0 million charges to exit contractual obligations was $0.5 million to exit an information technologies contract related to the maintenance and hosting of our servers and $0.1 million for other miscellaneous contract cancellations. The information technology maintenance function and hosting began to be performed by our employees within our facilities beginning in the first quarter of 2004.

The $2.6 million charge to reimburse a strategic supplier for its restructuring expenses related to restructuring charges incurred by a strategic supplier of our products in an effort to reduce product costs charged to us. Due to the continuing decline in sales of Zip products, we had requested the supplier to reduce their overhead costs. In order to induce the supplier to reduce its overhead costs to a level commensurate with current Zip drive volumes and at an accelerated rate compared to the overhead cost reductions called for in the contract between the parties, we agreed to reimburse the restructuring costs incurred by the supplier.

The $1.8 million in lease termination charges were primarily for facilities in the United States. Lease termination costs are being paid on their regular monthly rent payment schedule. Of these facilities, the last lease expires in 2006 and we are currently trying to sublease this facility. We exited these facilities because of the lower headcounts. We also recorded $0.6 million for excess furniture from the exited facilities.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $3.6 million were included in our accrued restructuring charges and $0.6 million were included in our fixed asset reserves at December 31, 2003. Utilization of the 2003 restructuring reserves during the year ended December 31, 2003 is summarized below.

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

At December 31, 2003, all of the 2003 restructuring actions were complete and no further charges were recorded except for the severance and benefits charges for those employees who remained on transition into 2004. The remaining severance and benefits reserves related to employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and we are trying to sublease this facility.

2004 Activity/Changes in 2003 Restructuring Reserves

The total separation payments or liability for the 198 employees notified under the 2003 restructuring actions was $6.7 million. During 2004, we recorded an additional $0.5 million of restructuring expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained on transition into 2004. However, during the first quarter of 2004, we also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.7 million were included in our accrued restructuring charges and $0.2 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2004 are summarized below.

	Balance 12/31/03	Utilized				Balance 12/31/04
2003 Restructuring Actions		Cash	Non-Cash	Additions	Reversals
	(In thousands)
Severance and benefits (a)	$1,323	$(1,465)	$—	$452	$(308)	$2
Contract cancellations (a)	500	(500)	—	—	—	—
Lease termination costs (a)	1,741	(1,001)	—	—	—	740
Furniture (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,564	$(2,966)	$—	$452	$(308)	$742
Fixed asset reserves (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006 and we are trying to sublease this facility.

2005 Activity/Changes in 2003 Restructuring Reserves

During 2005, we recorded an additional $1.1 million in restructuring charges related to the 2003 restructuring actions for a lease due to our inability to sublease the facility because of the market conditions in Roy, Utah.

Remaining restructuring reserves of $0.9 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2005 are summarized below.

	Balance 12/31/04	Utilized			Balance 12/31/05
2003 Restructuring Actions		Cash	Non-Cash	Additions
	(In thousands)
Severance and benefits (a)	$2	$—	$—	$—	$2
Lease termination costs (a)	740	(945)	—	1,090	885
Furniture (b)	192	—	(75)	—	117

	$934	$(945)	$(75)	$1,090	$1,004

Balance Sheet Breakout:
Accrued restructuring charges (a)	$742	$(945)	$—	$1,090	$887
Fixed asset reserves (b)	192	—	(75)	—	117

	$934	$(945)	$(75)	$1,090	$1,004

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires at the end of 2006. We anticipate completing the disposal of the furniture by the end of 2006.

2004 Restructuring Actions

During 2004, we recorded $3.7 million of restructuring charges for the 2004 restructuring actions, including $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of our worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of the business segments.

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, we notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees were included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions, or approximately 25% of our worldwide workforce at September 26, 2004.

We made $1.8 million of cash payments in 2004 for these restructuring charges, related entirely to severance and benefits. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels.

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North American, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. At December 31, 2004, of the 117 individuals worldwide, all but 15 had been released. All but one of these remaining 15 employees were scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service and job level, and included health insurance continuance payments. Separation payments, for most employees, was made after the last day of employment after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs, which were paid or will be paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by SFAS 146.

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our continuing downsizing.

None of these charges was allocated to any of our business product segments. All but the $0.4 million of excess furniture charges are expected to be paid in cash.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.5 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2004 are summarized below.

	Original Charges	Utilized		Foreign Currency Changes	Balance 12/31/04
2004 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2,559	$(1,815)	$—	$22	$766
Lease termination costs (a)	725	—	—	—	725
Furniture (b)	427	—	(81)	—	346

	$3,711	$(1,815)	$(81)	$22	$1,837

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,284	$(1,815)	$—	$22	$1,491
Fixed asset reserves (b)	427	—	(81)	—	346

	$3,711	$(1,815)	$(81)	$22	$1,837

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2004, the remaining severance and benefits reserves related to the 15 employees who were still on transition as well as for those employees who were on transition into the fourth quarter and who had not yet received their severance payments. Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008.

2005 Activity/Changes in 2004 Restructuring Reserves

During 2005, we recorded $0.6 million of additional restructuring charges for the 2004 restructuring actions, including $0.4 million of cash charges for severance and benefits for those employees on transition and $0.2 million of cash charges for lease termination costs. Additionally, we released $0.1 million of benefits because the utilization rate was less than originally expected.

We made an additional $1.7 million of cash payments in 2005 for these restructuring charges, related to severance and benefits and lease commitments. This brings total cash payments related to the 2004 restructuring actions to $3.5 million.

The total charges for the 2004 restructuring actions were $4.4 million. None of these charges were allocated to any of our business product segments.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.4 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2005 are summarized below.

	Balance 12/31/04	Utilized				Foreign Currency Changes	Balance 12/31/05
2004 Restructuring Actions		Cash	Non-Cash	Additions	Reversals
	( In thousands)
Severance and benefits (a)	$766	$(1,036)	$—	$375	$(93)	$(12)	$—
Lease termination costs (a)	725	(647)		268	—	—	346
Furniture (b)	346	—	(201)	—	—	—	145

	$1,837	$(1,683)	$(201)	$643	$(93)	$(12)	$491

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,491	$(1,683)	$—	$643	$(93)	$(12)	$346
Fixed asset reserves (b)	346	—	(201)	—	—	—	145

	$1,837	$(1,683)	$(201)	$643	$(93)	$(12)	$491

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in 2008. We are trying to sublease these facilities. We anticipate disposing of the excess furniture by the end of 2006.

2005 Restructuring Actions

During 2005, we recorded $5.7 million of restructuring charges for the 2005 restructuring actions. This included $4.0 million of cash charges for severance and benefits for approximately 120 personnel worldwide who were notified during the third quarter of 2005 that their positions were being eliminated, $0.7 million of cash charges for miscellaneous contract cancellations, $0.5 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The $5.7 million is shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of our business segments. The restructuring actions are part of an effort to align our cost structure with our expected future revenue levels.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 120 impacted personnel worldwide, approximately 20 employees worked on a transition basis into the fourth quarter of 2005 and January of 2006.

We have made $3.5 million in cumulative cash payments in 2005 related to the 2005 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The breakdown of the 2005 restructuring charges and utilization of and other activity related to the 2005 restructuring reserves during the year ended December 31, 2005 are summarized below.

	Original Charges	Utilized		Foreign Currency Changes	Balance 12/31/05
2005 Restructuring Actions		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$4,039	$(3,356)	$—	$(2)	$681
Contract termination costs (b)	710	(40)	—	—	670
Lease termination costs (a)	500	(113)	—	—	387
Lease related assets (b)	317	—	(58)	—	259
Other miscellaneous assets (b)	121	—	(121)	—	—

	$5,687	$(3,509)	$(179)	$(2)	$1,997

Balance Sheet Breakout:
Other current liabilities (a)	$5,249	$(3,509)	$—	$(2)	$1,738
Fixed asset reserves (b)	438	—	(179)	—	259

	$5,687	$(3,509)	$(179)	$(2)	$1,997

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2005, the remaining severance and benefits reserves are related to employees who were still on transition and certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008. We have entered into a sublease agreement on the leased facility that expires in 2008 but are awaiting final approval from the landlord. The majority of the lease related assets will be utilized by the tenant who is subleasing the facility. The remaining assets are anticipated to be disposed of during the first half of 2006. The majority of the contract cancellation payments will be made in the first half of 2006.

(6) Commitments and Contingencies

Litigation

There are no material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material adverse effect on our business, financial condition or results of operations.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Lease Commitments

We conduct all of our operations from leased facilities. Aggregate lease commitments under non-cancellable operating leases in effect at December 31, 2005 are as follows:

Lease
Years Ending December 31,	Commitments
(In thousands)
2006	$2,922
2007	2,719
2008	1,121
2009	—
2010	—
Thereafter	—

$6,762

Future lease commitments for those facilities that have been vacated and have been accrued under a restructuring plan are shown in accrued restructuring charges in our balance sheets. See Note 5 for details. Total rent expense was $3.2 million in 2005, $4.1 million in 2004 and $5.1 million in 2003.

Excess Purchase Commitments

The purchase orders under which we buy many of our components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase orders are based on forecasted future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where we have made commitments to purchase products that we do not anticipate utilizing and therefore are considered excess. The accrual for excess purchase commitments also includes liabilities such as cancellation charges or handling fees incurred because of excess supplier inventory or equipment. The accrual for excess purchase commitments totaled $3.4 million at December 31, 2005 and $2.8 million at December 31, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Cash Bonus Plan

We have a management incentive cash bonus plan that provides for payments to officers and key employees based on certain financial objectives and other functional and individual performance objectives. The operating income targets were not achieved in 2005; therefore, as of December 31, 2005, there were no accruals or payments for this plan.

For 2004 only, we modified both our cash incentive bonus plan and profit sharing plans (each plan covered a different group of employees) for the second half of 2004, to have the same goals. Under this modified plan, we had to achieve certain REV sales targets and be profitable from normal operations in the fourth quarter in order for any payments to be made. Neither the profitability objective nor the REV sales targets were achieved; therefore, as of December 31, 2004, there were no accruals or payments for either of these two plans.

During 2003, we modified our cash incentive bonus plan to provide for annual payments to officers and key employees. At December 31, 2003, the Company had accrued $0.9 million for certain guaranteed bonuses that were paid in January 2004

Management Incentive Plan

In January 2003, our Board of Directors adopted the Management Incentive Plan (the “MIP”) for executives and key employees. Under the MIP, the total pool for the granting of cash awards and/or restricted stock for the 2003 to 2005 plan period (where such period was based on 2002 results) was $4.3 million. Under the provisions of the MIP, participants elected to receive either cash or restricted stock or a combination of the two in 25% increments. Restricted stock was granted based on 75% of the closing price of the Common Stock ten days after the participant received notice of his/her award. For the 2003 to 2005 plan period, 50% of the cash and the restricted stock vested on January 1, 2004 and the remaining 50% vested on January 1, 2005. We made no cash or restricted stock grants under the MIP during 2004 for the 2004 to 2006 plan period (where such period was based on 2003 results). We did not make any cash or restricted stock grants under the MIP for the 2005 to 2007 plan period (where such period was based on 2004 results.

On May 20, 2003, our stockholders approved the restricted stock provisions of the MIP and the reservation of 1,000,000 shares of Common Stock for the restricted stock grants. No restricted stock was granted until stockholder approval was received. At December 31, 2004, we had accrued $1.6 million for the cash payouts and $0.1 million for the vesting of restricted stock. Both the cash and the restricted stock were distributed in January 2005. At December 31, 2003, we had accrued $1.9 million for the cash payouts and $0.2 million for the vesting of restricted stock that was vested and distributed in January 2004. During 2003, we issued 41,900 shares of restricted stock at a weighted average fair value of $7.61 per share; none of which were vested at December 31, 2003 (since the first vesting date was January 1, 2004).

On January 1, 2005, in accordance with the plan, following the distribution of the cash and restricted stock awards that vested on January 1, 2005, the MIP terminated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

Profit Sharing Plan

Our profit sharing plan provides for quarterly payments to all eligible employees of their share of a pool based on the attainment of certain quarterly financial objectives. The plan has no service time requirements. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. There were no accruals or payments made under the profit sharing plan for 2005, 2004 or 2003.

Forward Exchange Contracts

All forward exchange contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or expected foreign currency exposure, not for speculation or trading purposes. At December 31, 2005, outstanding forward exchange contracts, which all mature in February 2006, were as follows (rates are quoted as other currency unit per one United States dollar).

	Notional Amount	Contracted Forward Rate	Month-End Forward Rate
	(buy/(sell))
British Pound	(250,000)	0.58179	0.58185
European Currency Unit	(12,000,000)	0.84662	0.84396
Swiss Franc	(750,000)	1.31422	1.31179

At the end of each month, existing forward exchange contracts are revalued at the month-end forward rate. Our theoretical risk in these transactions is the cost of replacing, at current market rates, these forward exchange contracts in the event of default by the counterparty. At December 31, 2005, there was an insignificant balance reflected in current assets and $0.1 million in other current liabilities related to forward exchange contracts.

(7) Cash Paid for Interest

Cash paid for interest was less than $0.1 million in 2005, $0.1 million in 2004 and $0.2 million in 2003, including interest on tax payments.

(8) One-Time Cash Dividend

On July 17, 2003, our Board of Directors declared a one-time cash dividend of $5.00 per share to stockholders of record as of the close of business on September 15, 2003. This dividend, amounting to $257.2 million, was paid on October 1, 2003. For a discussion on the impacts of the dividend on our stock option plans, see the section entitled “Stock Compensation Expense” in Note 1.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Preferred Stock

We have authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. Our Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2005, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

Series A Junior Participating Preferred Stock

In July 1999, our Board designated 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with the adoption of a shareholder rights plan (see Note 10 for more detail). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock; (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share and to an aggregate payment of 1,000 times the payment made per share of Common Stock; (iii) have 1,000 votes, voting together with the Common Stock; (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary anti-dilution provisions. There are no shares of Series A Stock outstanding.

(10) Preferred Stock Purchase Rights

In July 1999, we adopted a shareholder rights plan (the “1999 Rights Plan”) and declared a dividend of five rights for each outstanding share of our Common Stock to stockholders of record at the close of business on August 16, 1999. Each right, when exercisable, entitles the registered holder to purchase from us 1/1000 of a share of Series A Stock, at a purchase price of $28.88 in cash, subject to adjustment. The rights will not become exercisable unless a person acquires beneficial ownership of 20% or more of our Common Stock or commences a tender offer that, if consummated, would result in a person acquiring 20% or more of our Common Stock. At any time prior to the tenth business day (or such later date as may be determined by our Board of Directors) after a person acquires 20% or more of our Common Stock and in certain other circumstances, we may redeem the rights at a price of $.001 per right, payable in cash or stock. The rights expire on July 29, 2009, unless earlier redeemed or exchanged.

If any person or group becomes a beneficial owner of 20% or more of our Common Stock, each right not owned by a 20% stockholder will enable its holder to purchase such number of shares of our Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of our Common Stock on the date of the occurrence of the event. In addition, if we thereafter engage in a merger or other business combination with another person or group which we are not the surviving corporation or in connection with which our Common Stock is changed or converted, or if we sell or transfer 50% or more of our assets or earning power to another person, each right that has not previously been exercised or voided will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of the common stock of such other person on the date of the occurrence of the event.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans

One-Time Cash Dividend

On July 17, 2003, our Board of Directors declared a one-time cash dividend of $5.00 per share that was paid to stockholders on October 1, 2003. As required by the 1997 Plan, a modification to reflect the one-time cash dividend of $5.00 per share was made on October 2, 2003 to the approximately 1.7 million stock options outstanding under this plan. Shareholder approval was required before any modifications could be made to outstanding options under the 1987 Plan and the 1995 Director Plan. Shareholder approval was received in the second quarter of 2004 and approximately 0.3 million stock options outstanding at that time were modified under these two plans. For a discussion on the impacts of the one-time cash dividend on our stock option plans, see the section entitled “Stock Compensation Expense” in Note 1.

Stock Incentive Plans

We have two stock incentive plans: the 1987 Plan and the 1997 Plan. The 1987 Plan has expired and no further grants may be made under this plan. However, all remaining outstanding options previously granted under this plan remain in effect. The 1997 Plan provides for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, we may grant options for up to 4,100,000 shares of Common Stock to our officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of our Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted with a term of up to 11 years. At December 31, 2005, we had reserved 3,864,681 shares of Common Stock pursuant to awards granted or to be granted under these two plans.

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1987 and 1997 Plans for the years ended December 31, 2005, 2004 and 2003 at their respective weighted average exercise prices.

	2005		2004		2003
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,441	$6.58	1,760	$10.07	2,256	$14.47
Granted	1,782	2.86	1,625	4.68	125	9.18
Exercised	(39)	1.81	(53)	2.05	(162)	2.58
Forfeited	(1,299)	6.21	(891)	10.28	(459)	14.15

Outstanding at end of year (1)	2,885	4.51	2,441	6.58	1,760	10.07

Options exercisable at year-end	848	7.27	937	9.65	1,135	12.42
Weighted average fair value of options granted during the year		$1.02		$1.66		$5.68

(1)	The weighted average exercise prices of all stock options outstanding include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1997 Plan.

The number of shares available for future grant under the 1997 Plan totaled 979,300 at December 31, 2005 and 1,520,032 at December 31, 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans (Continued)

Director Stock Option Plans

We have a 1987 Director Stock Option Plan (the “1987 Director Plan”), the 1995 Director Plan (which was amended during 1997 and 1998) and the 2005 Director Stock Option Plan (the “2005 Director Plan”), which was approved at the 2005 Annual Shareholders Meeting. The 1987 Director Plan has expired and during 2003, all remaining outstanding shares under this plan were exercised. The 1995 Director Plan expired on April 25, 2005 and no further options may be granted under this plan; however, all outstanding options under the 1995 Director Plan remain in effect The 2005 Director Plan was approved by our shareholders to replace the 1995 Director Plan. Upon approval of the 2005 Director Plan, an adjustment grant of 10,000 options was automatically made to each individual who served as Director immediately prior to and immediately following the 2005 Annual Meeting. Under the 2005 Director Plan, we may grant options for up to 500,000 shares of Common Stock. The 2005 Director Plan provides for the grant to each non-employee Director of our Company, on his or her initial election as a Director, an option to purchase 20,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Meeting beginning with the 2006 Annual Meeting provided such optionee has been a Director for the preceding six months. All options granted under these plans are NSOs. All options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of our Company. Under these plans, the exercise price per share of the option is equal to the fair market value of our Common Stock on the date of grant of the option. Any options granted under these plans must be exercised no later than ten years from the date of grant. At December 31, 2005, we had reserved 583,093 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

The following table presents the options granted, exercised and forfeited under the 1987, 1995 and 2005 Director Plans for the years ended December 31, 2005, 2004 and 2003 at their respective weighted average exercise prices.

	2005		2004		2003
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	81	$10.69	74	$17.16	185	$8.05
Granted	62	2.44	34	5.60	4	9.56
Exercised	—	—	—	—	(105)	1.30
Forfeited	—	—	(27)	11.07	(10)	12.33

Outstanding at end of year (1)	143	7.12	81	10.69	74	17.16

Options exercisable at year-end	47	13.88	33	16.26	35	21.43
Weighted average fair value of options granted during the year		$0.88		$2.27		$3.97

(1)	The weighted average exercise price of stock options outstanding at December 31, 2005 and December 31, 2004 include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1995 Director Plan.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock Compensation Plans (Continued)

The total number of shares available for future grant under the 2005 Director Plan was 440,000 at December 31, 2005.

The following table summarizes information about awards outstanding under all stock option plans at December 31, 2005.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000’s) Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s) Exercisable at 12/31/05	Weighted Average Exercise Price
$0.03 to $2.40	760	8.4 years	$2.24	216	$1.83
$2.63 to $3.87	971	9.5 years	2.95	87	3.18
$4.02 to $6.00	902	8.3 years	4.63	225	4.68
$6.26 to $9.30	129	5.8 years	8.44	103	8.92
$9.50 to $14.22	147	3.9 years	13.19	145	13.19
$14.38 to $41.25	119	2.5 years	18.94	119	18.94

	3,028	8.2 years	4.63	895	7.61

(12) Employee Stock Purchase Plans

We adopted two Employee Stock Purchase Plans (one primarily for U.S. employees and the other for certain international employees) that took effect on January 1, 1998. Under these plans, participants were able to purchase shares of our Common Stock through specified payroll deductions (or by other means for international employees). Offerings to purchase shares of our Common Stock began each January 1 and July 1. Each offering commencement date began a six-month period during which payroll deductions were made and held for the purchase of Common Stock at the end of each six-month period at a price equal to 85% of the Common Stock’s closing price at the end of the six-month period. An aggregate of 600,000 shares of Common Stock was reserved for issuance under these plans. At December 31, 2004, a total of 275,975 shares had been purchased under these plans. On January 1, 2005, we suspended both plans due to high administrative costs and low employee participation rates. The plans can be reinstated in the future when and if circumstances dictate such a decision.

(13) Retirement Plan

The Iomega Retirement and Investment Savings Plan (the “IRIS Plan”) includes 100% employer matching contributions for the first $750 contributed by the employee and after the first $750, matching $0.60 of every dollar contributed up to 8% of employees’ eligible contributions. Also part of the plan is a two-year cliff-vesting schedule, meaning that an employee is fully vested in their employer match after two years of service. The IRIS Plan provides for a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match is based on Company profitability goals, with the match percentage determined annually by our Board of Directors. The IRIS Plan permits eligible employees to make tax deferred investments through payroll deductions. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 (“ERISA”). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. We contributed approximately $1.0 million in 2005, $1.4 million in 2004 and $1.8 million in 2003 to the IRIS Plan; however, no discretionary performance match contributions were made in any of these periods.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Nonqualified Deferred Compensation Plan

Beginning in 1998, we offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provides for the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of annual base salary and up to 100% of cash bonuses. Our obligations under this plan are unfunded, for tax purposes and for purposes of Title I of ERISA, and unsecured general obligations by us to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At December 31, 2005, no compensation had been deferred under the plan. At December 31, 2004 and 2003, $0.3 million and $0.4 million, respectively, of compensation had been deferred under this plan. This plan was terminated on July 19, 2005.

(15) Business Segment Information

We have five reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments
Consumer Products	1. Zip Products
2. Consumer Storage Solutions

Business Products	3. REV Products
4. Network Storage Systems

Other Products	5. Other Products

Consumer Products

The Consumer Products category (formerly included in the Mobile and Desktop Storage Products category) is comprised of Zip Products segment and Consumer Storage Solutions segment (formerly Sourced Branded Products segment).

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world.

Our Consumer Storage Solutions (“CSS”) segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment on HDD products. In some cases, we perform final assembly work of purchased components; and in other cases, we purchase and resell substantially complete products.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

Business Products

The Business Products category (formerly Professional Storage Products category) is comprised of REV Products and Network Storage Systems segments.

The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The REV drives are removable hard disk storage systems. REV products began shipping in April 2004.

The Network Storage Systems (“NSS”) segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market.

Other Products

The Other Products segment consists of license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz and PocketZip disks, Peerless drive systems, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. The Other Products segment included the research and development of the Digital Capture Technology (“DCT”) development program, which was cancelled in the second half of 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

Product Profit Margin

We evaluate product segment performance based on product profit margin (“PPM”). PPM is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, research and development expenses, product management expenses, specific selling and marketing expenses and depreciation and amortization related to a segment’s operations. When such costs and expenses exceed sales and other income, PPM is referred to as a product loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. The expenses attributable to general corporate activity are not allocated to the product segments. Non-allocated operating expenses include advanced research and development, shared sales and corporate marketing expenses and general and administrative expenses.

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All 2004 and 2003 amounts have been reclassified to match the 2005 presentation.

Sales, PPM (Product Loss) and Other Information by Significant Business Segment

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Sales:
Consumer Products:
Zip products	$64,101	$133,731	$246,090
Consumer Storage Solutions products	138,345	145,680	124,327

Total Products	202,446	279,411	370,417
Business Products:
REV products	45,932	30,778	—
Network Storage Systems	14,532	14,546	12,649

Total Business Products	60,464	45,324	12,649
Other Products	1,595	3,928	8,278

Total Sales	$264,505	$328,663	$391,344

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
PPM (Product Loss):
Consumer Products:
Zip products	$29,753	$53,201	$89,310
Consumer Storage Solutions products	(2,467)	(3,479)	(1,642)

Total Consumer Products	27,286	49,722	87,668
Business Products:
REV products	(4,937)	(19,666)	(14,360)
Network Storage Systems products	(47)	(800)	(17,943)

Total Business Products	(4,984)	(20,466)	(32,303)
Other Products	1,941	(346)	(9,173)

Total PPM	24,243	28,910	46,192

Common Expenses:
General corporate expenses	(41,696)	(59,847)	(71,887)
Restructuring charges	(7,579)	(4,531)	(11,437)
Interest and other income (expense)	404	3,754	4,536

Income (loss) before income taxes	$(24,628)	$(31,714)	$(32,596)

Net Impairment and Other Charges: (1)
Other Products	$—	$(4,402)	$—

Restructuring Charges: (1)
Consumer Products:
Zip	$—	$—	$(5,022)

License and Patent Fee Income: (1)
Other Products	$1,301	$10,599	$—

(1)	Included in segment PPM above.

Segment assets consist of inventory, net fixed assets and intangibles. Capital expenditures are specifically identified to each product segment. The following tables show capital expenditures and total assets by segment. All 2004 and 2003 amounts have been reclassified to match the 2005 presentation.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Capital Expenditures:
Consumer Products:
Zip Products	$—	$—	$3,406
Consumer Storage Solutions products	162	13	266

Total Consumer Products	162	13	3,672
Business Products:
REV Products	494	4,036	2,670
Network Storage Systems products	26	24	119

Total Business Products	520	4,060	2,789
Other Products	15	3,748	1,809
Non-allocated	724	2,874	160

Total capital expenditures	$1,421	$10,695	$8,430

	December 31,
	2005	2004	2003
	(In thousands)
Assets: (1)
Consumer Products:
Zip Products	$20,049	$22,213	$38,577
Consumer Storage Solutions products	13,816	11,888	6,035

Total Consumer Products	33,865	34,101	44,612
Business Products:
REV Products	10,319	15,442	2,768
Network Storage Systems products	994	3,361	2,341

Total Business Products	11,313	18,803	5,109
Other Products	118	673	2,475
Non-allocated	2,934	5,470	3,818

Total assets	$48,230	$59,047	$56,014

(1)	Assets consist of inventory, net fixed assets, goodwill and other intangibles, as these are the only assets allocated to the applicable segments.

Geographic Information

The majority of our sales are generated outside of the United States. We have our International headquarters in Geneva, Switzerland and our Corporate Headquarters in San Diego, California. In addition, we have sales offices located in several locations in North America and a sales office in Geneva, Switzerland. There are marketing and market development organizations in several locations in Western Europe and Asia. Our operations, facilities and other administrative functions are located in Roy, Utah. Our research and development functions are located in North America.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Business Segment Information (Continued)

Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study.

Following is a summary of our United States and significant non-United States country sales and the United States and significant non-United States country long-lived assets. Many of the United States assets are located at vendors outside of the United States, but are managed by and assigned to operations within the United States. Sales are attributed to individual countries based on the location of sales to unaffiliated customers.

	Years Ended December 31,
	2005	2004	2003
	(In millions)
Sales:
United States	$117.9	$164.7	$227.4
The Netherlands	35.7	34.7	9.0
Other countries	110.9	129.3	154.9

Total	$264.5	$328.7	$391.3

	December 31,
	2005	2004	2003
	(In millions)
Long-Lived Assets: (1)
United States	$20.6	$27.5	$32.0
Other countries	0.2	0.3	0.3

Total	$20.8	$27.8	$32.3

(1)	Long-lived assets consist of all long-term assets other than deferred tax assets.

The United States and the Netherlands were the only countries that accounted for more than 10% of total sales.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Matters

Other Intangible Assets

At December 31, 2005, we had $0.7 million in a net intangible asset, which is subject to amortization. Our intangible asset is a licensing agreement. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no indicators of impairment from the time the impairment evaluation was performed in the first quarter of 2005 to December 31, 2005. Amortization expense was $1.8 million in 2005, $2.1 million in 2004 and $2.2 million in 2003. Amortization expense for each of the next five fiscal years is anticipated to be $0.7 million in 2006 and zero thereafter. At December 31, 2005, the weighted average useful life of our intangible assets is less than 1 year.

	December 31,
	2005	2004
	(In thousands)
Intangible Assets:
Gross value (1)	$8,791	$11,791
Accumulated amortization	(8,095)	(9,343)

Net intangible assets	$696	$2,448

(1)	The change in the gross value of intangible assets between December 31, 2004 and December 31, 2005 resulted from $3.0 million of intellectual property that was fully amortized and removed from the books during the fourth quarter of 2005.

Significant Customers

The following table shows those customers that accounted for more than 10% of our consolidated sales.

	Years Ended December 31,
	2005	2004	2003
	(Percent of consolidated sales)
Ingram Micro, Inc.	25%	22%	18%
Tech Data Corporation	18%	14%	12%

Sales to Ingram Micro, Inc. and Tech Data Corporation consisted of product sales from all of our business segments. No other customer accounted for 10% or more of consolidated sales.

Concentration of Credit Risk

We market our products primarily through computer product distributors, retailers and OEMs. Accordingly, as we grant credit to our customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on our results of operations and financial condition.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Matters (Continued)

The table below shows the balances of the customers with the ten highest outstanding trade receivables balances as well as the customer with the largest trade receivable balance.

	December 31,
	2005	2004
	(In thousands, except for %)
Top 10 trade receivables	$32,296	$35,304
% of gross trade receivables	76%	71%

Largest trade receivable (single customer)	$9,798	$11,000
% of gross trade receivables	23%	22%

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION

By:	/s/ JONATHAN S. HUBERMAN
Jonathan S. Huberman
Vice Chairman and Chief Executive Officer

Date:	March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JONATHAN S. HUBERMAN	Vice Chairman and Chief Executive Officer (Principal executive officer)	March 15, 2006
Jonathan S. Huberman

/s/ THOMAS D. KAMPFER	President, Chief Operating Officer and Interim Chief Financial Officer (Principal financial and accounting officer)	March 15, 2006
Thomas D. Kampfer

/s/ STEPHEN N. DAVID	Chairman of the Board of Directors	March 15, 2006
Stephen N. David

/s/ ROBERT P. BERKOWITZ	Director	March 15, 2006
Robert P. Berkowitz

/s/ BRUCE B. DARLING	Director	March 15, 2006
Bruce B. Darling

/s/ MARGARET L. HARDIN	Director	March 15, 2006
Margaret L. Hardin

/s/ JOHN E. NOLAN	Director	March 15, 2006
John E. Nolan

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (Credits) Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts: (a)

Year ended December 31, 2005	$2,885	$(312)	$(408)	$2,165
Year ended December 31, 2004	2,899	(314)	300	2,885
Year ended December 31, 2003	5,462	(1,769)	(794)	2,899

Price Protection and Volume Rebates: (b)

Year ended December 31, 2005	$15,972	$23,241	$(27,837)	$11,376
Year ended December 31, 2004	18,737	35,157	(37,922)	15,972
Year ended December 31, 2003	29,181	41,861	(52,305)	18,737

Warranty Reserves: (c)

Year ended December 31, 2005	$5,537	$6,370	$(6,934)	$4,973
Year ended December 31, 2004	5,225	9,695	(9,383)	5,537
Year ended December 31, 2003	8,035	8,518	(11,328)	5,225

Inventory Reserves: (d)

Year ended December 31, 2005	$7,301	$1,428	$(2,484)	$6,245
Year ended December 31, 2004	8,458	4,871	(6,028)	7,301
Year ended December 31, 2003	6,454	7,993	(5,989)	8,458

Excess Purchase Commitments: (e)

Year ended December 31, 2005	$2,759	$2,363	$(1,770)	$3,352
Year ended December 31, 2004	4,744	2,292	(4,277)	2,759
Year ended December 31, 2003	2,258	5,547	(3,061)	4,744

Sales Returns Reserves: (f)

Year ended December 31, 2005	$2,082	$9,837	$(10,287)	$1,632
Year ended December 31, 2004	3,113	15,251	(16,282)	2,082
Year ended December 31, 2003	6,043	20,405	(23,335)	3,113

(a)	Deductions represent write-offs of trade receivables.
(b)	Additions reduce sales. Deductions represent credits granted against trade receivables.
(c)	We use a statistical-based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Therefore, a significant amount of the deductions and charges against the reserve during the year are for products sold during that same year.
(d)	Deductions reflect product scrap, sales of reserved product and other usage.
(e)	Deductions reflect payments to suppliers and other usage.
(f)	Additions reduce sales. These amounts represent the deferred revenue associated with estimated sales returns that is reflected as a reduction in trade receivables. Deductions reflect actual returns.

CONSENT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-20432, 33-59027, 33-62029, 333-26375, 333-41955, 333-64921, 333-78079 and 333-126085) of our reports dated March 3, 2006, relating to the consolidated financial statements and schedule, and the effectiveness of Iomega Corporation’s internal control over financial reporting which appear in this Annual Report on Form 10-K.

/S/ BDO SEIDMAN, LLP
Costa Mesa, California
March 15, 2006

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-20432, 33-59027, 33-62029, 333-26375, 333-41955, 333-64921, 333-78079 and 333-126085) of our report dated January 20, 2004, with respect to the consolidated financial statements and schedule of Iomega Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2005.

/S/ ERNST & YOUNG LLP
San Diego, California
March 15, 2006

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
3(i).1	(13)	Restated Certificate of Incorporation of the Company, as amended.

3(ii).1	(13)	By-Laws of the Company, as amended.

4.1	(2)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

**10.1	(1)	Form of Indemnification Agreement between the Company and each of its Directors.

**10.2	(6)	1997 Stock Incentive Plan of the Company, as amended.

**10.3	(4)	Iomega Corporation Nonqualified Deferred Compensation Plan.

10.4	(3)	Lease Agreement, dated January 25, 1996, between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.

10.5	(5)	Lease Agreement, dated May 13, 1997, between the Company and Liberty Property Limited Partnership.

**10.6	(7)	Employment letter, dated June 18, 2001, between the Company and Werner T. Heid.

**10.7	(8)	Employment letter, dated July 23, 2001, between the Company and Thomas D. Kampfer.

+10.8	(10)	Manufacturing Services and Supply Agreement by and between Iomega Corporation, Iomega (Malaysia) Sdn. Bhd. and Venture Corporation Limited.

**10.9	(14)	Employment letter, dated July 23, 2001, between the Company and Anna Aguirre.

**10.10	(14)	Employment letter, dated January 7, 2003, between the Company and Sean P. Burke.

10.11	(12)	Agreement Regarding Lease, dated February 14, 2003, between the Company, JNI Corp. and Pacific Plaza Carmel Valley LLC; and Assignment and Assumption Agreement, dated February 27, 2003, between the Company and JNI Corp.

**10.12	(16)	Employment letter, dated January 24, 2005, between the Company and Thomas Liguori.

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

**10.13	(16)	1987 Stock Option Plan of the Company, as amended.

**10.14	(16)	1995 Director Stock Option Plan of the Company, as amended.

**10.15	(16)	Standard Executive Option Agreement under the 1997 Stock Incentive Plan of the Company.

**10.16	(16)	Standard Director Option Agreement under the 1995 Director Stock Option Plan of the Company.

**10.17	(17)	Employment letter, dated March 8, 2005, between the Company and Ron Gillies.

**10.18	(18)	2005 Director Stock Option Plan.

**10.19	(19)	Non-Statutory Stock Option Agreement under the 2005 Director Stock Option Plan of the Company.

**10.20	(19)	Executive Agreement, dated June 15, 2005, between the Company and Werner T. Heid.

**10.21	(19)	Executive Agreement, dated July 26, 2005, between the Company and Sean P. Burke.

**10.22	(19)	Executive Agreement, dated July 26, 2005, between the Company and Thomas D. Kampfer.

**10.23	(20)	Executive Agreement, signed October 18, 2005, between Iomega and Anna Aguirre.

**10.24	(20)	Executive Agreement, signed October 20, 2005, between Iomega and Ulrike Tegtmeier.

**10.25	(21)	Cash Compensation for Non-Management Directors of the Company.

**10.26		Base Salaries of Executive Officers of the Company.

**10.27		Iomega 2006 Incentive Bonus Plan (“IPB”) for Employees and Executive Officers.

**10.28		Executive Agreement, dated November 15, 2005, between the Company and Thomas D. Kampfer.

21.1		Subsidiaries of the Company.

23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (appears on page 142 of this Annual Report on Form 10-K).

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (appears on page 143 of this Annual Report on Form 10-K).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

31.1	Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.

31.2	Section 302 certification letter from Thomas D. Kampfer, President, Chief Operating Officer and Interim Chief Financial Officer.

32.1	Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.

32.2	Section 906 certification letter from Thomas D. Kampfer, President, Chief Operating Officer and Interim Chief Financial Officer.

**	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Confidential treatment requested as to certain portions. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(2)	Incorporated herein by reference to the exhibits to our Registration Statement on Form 8-A, filed on August 5, 1999 (File No. 1-12333).

(3)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-11963).

(4)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-8, filed on January 6, 1998 (File No. 333-43775).

(5)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12333).

(6)	Incorporated herein by reference to Appendix to our Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).

(7)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 1-12333).

(8)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12333).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

(9)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 1-12333).

(10)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12333).

(11)	Incorporated herein by reference to Exhibit A of our Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 1-12333).

(12)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 1-12333).

(13)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-8, filed on June 26, 2003 (File No. 1-12333).

(14)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12333).

(15)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended June 27, 2004 (File No. 1-12333).

(16)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12333).

(17)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended April 3, 2005 (File No. 1-12333).

(18)	Incorporated herein by reference to the Exhibit A of Iomega’s Proxy Statement for the 2005 Annual Meeting of Stockholders (File No. 1-12333).

(19)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended July 3, 2005 (File No. 1-12333).

(20)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended October 2, 2005 (File No. 1-12333).

(21)	Incorporated herein by reference to the Current Report on Form 8-K on May 11, 2005 (File No. 1-12333).