Form 10-Q
period 2006-04-02
IOMEGA CORP
filed 2006-05-12
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2006

.

Common Stock, par value $0.03 1/3	51,655,698

            (Title of each class)                                                                                                 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS
Page

Note Regarding Forward-Looking Statements................................................................................................. 2

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at April 2, 2006
and December 31, 2005........................................................................................................................ 4

Condensed Consolidated Statements of Operations for the Three months
Ended April 2, 2006 and April 3, 2005................................................................................................ 5

Condensed Consolidated Statements of Cash Flows for the Three months
Ended April 2, 2006 and April 3, 2005................................................................................................ 6

Notes to Condensed Consolidated Financial Statements................................................................. 7

Item 2. Management’s Discussion and Analysis of Financial

PART II - OTHER INFORMATION

__________________________________

Copyright © 2006 Iomega Corporation. All rights reserved. Iomega, Zip, Jaz, REV, iStorage, are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names, and company names may be trademarks or designations of their respective owners.

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
•

All references to goals, including goals for the hard drive business, goals concerning profitability, future growth in REV sales, and predicted annual savings as a result of our restructuring (discussed, for example, in the Overview within Item 2 below), and our specific statements that we anticipate that (a) the 2006 restructuring actions will result in annual cost savings of approximately $20 million to $25 million as compared to first quarter 2006 run rates, when fully implemented by the end of the third quarter 2006; (b) approximately 85% of the cost reductions are expected to be in operating expenses, with the remainder in fixed overhead costs, (c) the expected cost reductions include the workforce reduction, consolidation of facilities and other spending reductions; and that (d) the restructuring charges and non-restructuring charges, expected to range between $3 million to $4 million, are anticipated to be recorded in the second quarter and third quarters of 2006 – refelecting expenses associated with the workforce reduction, lease expenses associated with unutilized and closed facilities, termination of contractual obligations, asset write-downs (primarily inventory charges) and other miscellaneous charges (of which substantially all of the restructuring charges are expected to be cash charges and the non-restructuring charges are expected to be a combination of cash and non-cash charges);

•

Discussions about the impact of environmental laws on Iomega including the potential impact of RoHS on Iomega and any other new environmental rules, and our expectation concerning future sales of Zip products;

•	Predictions of future volatility in Zip drive sales;
•	References to the possible launch of a 70 gigabyte REV drive and disk in the second half of 2006;
•	References to the fourth quarter normally being a seasonally strong quarter;
•

Our intention to wind down certain product lines and focus ongoing resources on hard drive-based product solutions including REV products, external hard disk drives (“HDD”) and Network Storage Systems (“NSS”) for home offices and small business markets and to continue to manage the Zip products business with the goal to maximize cash flow;

•

Expected declines in Zip product sales, and statements concerning future impairment of Zip goodwill including the prediction that $8.6 million of goodwill associated with the Zip product segment will become impaired, and the impact of such impairment;

•	The estimates concerning repatriation of foreign earnings;
•

Our goal to reverse the negative cash flows from operations through the implementation of the 2006 restructuring actions and other cost reductions, continued focus on cash flow management, improving REV product sales and margins;

•	The goal to develop REV products into a significant part of our overall product portfolio;
•	The goal to ensure that our current products can profitably sustain our Company;
•	The goal to improve Consumer Storage Solutions product gross margins;
•	Our intended areas of focus in our Consumer Storage Solutions business;
•	The future success or adequacy of our internal controls;
•	All references to consideration of potential future business opportunities or strategic opportunities and
•	Our belief that our balance of total unrestricted cash, cash equivalents, and temporary investments will be sufficient to fund anticipated working capital requirements for at least one year.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

Any other statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

Numerous factors could cause actual events or results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources,” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 2 and 3 of Part I and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements represent our estimates only as of the date of this report and we specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

April 2, 2006		Dec. 31, 2005
(Unaudited)

Current Assets:
Cash and cash equivalents	$60,829	$70,943
Restricted cash	82	256
Temporary investments	27,278	24,800
Trade receivables, less allowance for doubtful accounts of	22,939	28,853
$1,968 at April 2, 2006 and $2,165 at December 31, 2005
Inventories	26,571	27,532
Deferred income taxes	5,523	5,523
Income taxes receivable	243	-
Other current assets	5,892	4,998
Total Current Assets	149,357	162,905

Property and Equipment, at Cost	84,844	87,629
Accumulated Depreciation	(77,503)	(79,318)
Net Property and Equipment	7,341	8,311

Goodwill	8,610	11,691
Other Intangibles, Net	211	696
Other Assets	66	66
Total Assets	$165,585	$183,669

Current Liabilities:
Accounts payable	$26,829	$35,500
Other current liabilities	45,983	49,751
Income taxes payable	-	310
Total Current Liabilities	72,812	85,561

Deferred Income Taxes	15,945	17,152
Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000	1,839	1,839
shares, issued 55,088,620 shares at April 2, 2006
and 55,081,120 shares at December 31, 2005
Additional paid-in capital	79,654	79,613
Less: 3,432,922 Common Stock treasury shares, at cost	(33,791)	(33,791)
Retained earnings	29,126	33,295
Total Stockholders’ Equity	76,828	80,956
Total Liabilities and Stockholders’ Equity	$165,585	$183,669

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Quarter Ended
	April 2,	April 3,
	2006	2005
	(Unaudited)
Sales	$59,081	$72,912
Cost of sales	47,280	56,385
Gross margin	11,801	16,527

Operating Expenses:
Selling, general and administrative	12,582	18,495
Research and development	2,567	3,999
Goodwill impairment charge	3,081	-
Restructuring charges	278	235
Bad debt credit	(122)	(287)
License fees	-	(7)
Total Operating Expenses	18,386	22,435
Operating loss	(6,585)	(5,908)

Interest income	763	435
Interest expense and other income (expense), net	251	(886)
Loss from continuing operations before income taxes	(5,571)	(6,359)

Benefit for income taxes	1,402	494
Loss from continuing operations	(4,169)	(5,865)

Discontinued Operations:
Loss from discontinued ByteTaxi, Inc. operations,	-	(60)
net of taxes
Total discontinued operations	-	(60)

Net Loss	($4,169)	($5,925)

Discontinued operations per basic and diluted share	-	$0.00

Net loss per basic and diluted common share	($0.08)	($0.11)

Weighted average common shares outstanding	51,649	51,611

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	April 2,	April 3,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	($4,169)	($5,925)
Adjustments to Reconcile Net Loss to Net Cash used in Operations:
Depreciation and amortization	1,603	2,040
Deferred income tax benefit	(1,207)	(148)
Stock compensation expense	20	212
Goodwill impairment charges	3,081	-
Non-cash inventory write-offs	(330)	514
Bad debt credit	(122)	(287)
Other	(136)	207

Changes in Assets and Liabilities (net of effects of disposition):
Restricted cash	174	(278)
Trade receivables	6,036	1,656
Inventories	1,291	(3,304)
Other current assets	(894)	982
Accounts payable	(8,671)	(1,622)
Other current liabilities	(2,591)	(8,341)
Accrued restructuring	(1,177)	(1,340)
Income taxes	(553)	(66)
Net cash used in operating activities	(7,645)	(15,700)

Cash Flows from Investing Activities:
Purchases of property and equipment	(165)	(462)
Proceeds from sale of assets	21	15
Purchases of temporary investments	(6,846)	(14,871)
Sales of temporary investments	4,500	6,233
Initial investment in ByteTaxi (net of $171 of cash)	-	(44)
Net change in other assets and other liabilities	-	(708)
Net cash used in investing activities	(2,490)	(9,837)

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	21	5
Net cash provided by financing activities	21	5
Net Decrease in Total Cash and Cash Equivalents	(10,114)	(25,532)
Total Cash and Cash Equivalents at Beginning of Period	70,943	103,403
Total Cash and Cash Equivalents at End of Period	$60,829	$77,871

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of April 2, 2006 and December 31, 2005 and the results of operations and cash flows for the three months ended April 2, 2006 and April 3, 2005.

The results of operations for the quarter ended April 2, 2006 are not necessarily indicative of the results to be expected for the entire year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period’s presentation. All prior period business segment information has been restated to be consistent with the current period presentation.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	April 2,	Dec. 31,
	2006	2005
	(In thousands)
Raw materials	$2,811	$1,942
Finished goods	23,760	25,590
	$26,571	$27,532

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarters ending April 2, 2006 and April 3, 2005, thus there was no dilution as all outstanding options were considered anti-dilutive.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Significant Accounting Policies (Continued)

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options). The average market price of our common stock was $2.73 for the quarter ended April 2, 2006 and $4.70 for the quarter ended April 3, 2005.

	April 2,	April 3,
	2006	2005

Out of the money options	2,693,367	611,478

Stock Compensation Expense

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, only those employee stock options that were granted or modified after January 1, 2003 were expensed as compensation.

Effective January 1, 2006, we adopted SFAS No. 123r, “Share-Based Payment,” (“SFAS 123r”) using the modified prospective transition method. Our condensed consolidated statements of operations included less than $0.1 million of compensation expense related to stock-based compensation plans for the quarter ended April 2, 2006 and $0.2 million for the quarter ended April 3, 2005. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Under the modified prospective method, compensation expense that we recognized for the quarter ended April 2, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted on or after January 1, 2006 based on the grant date fair value in accordance with the provisions of SFAS 123r. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123r. We have applied the provisions of SAB 107 in our adoption of SFAS 123r. See Note 6 for information about our various stock-based compensation plans, the impact of our adoption of SFAS 123r and the assumptions we use to calculate the fair value of share-based employee compensation.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Significant Accounting Policies (Continued)

Changes in our warranty liability during all periods presented were as follows:

	For the Quarter Ended
	April 2,		April 3,
	2006		2005
		(In thousands)

Balance at beginning of period	$4,973		$5,537
Accruals/additions	695		2,109
Claims	(1,213)		(2,184)
Balance at end of period	$4,455		$5,462

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. There was no impact on our financial position, results of operations or cash flows from the adoption of this standard.

On February 16, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FAS Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method or the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2) Income Taxes

For the quarter ended April 2, 2006, we recorded a net income tax benefit of $1.4 million on a pre-tax loss of $5.6 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the impairment charge recognized and also includes minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns.

For the quarter ended April 3, 2005, we recorded an income tax benefit of $0.5 million on a pre-tax loss of $6.5 million. The net tax benefit of $0.5 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.1 million of various adjustments related to deferred taxes. The statutory tax benefit of $2.5 million, resulting from operating losses, was entirely offset by an increase in the valuation allowance.

We have recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at April 2, 2006 related to such foreign tax contingencies and related interest accruals was $13.7 million.

(3) Business Segment Information

We have five reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments

Consumer Products	1. Zip Products
2. Consumer Storage Solutions

Business Products	3. REV Products
4. Network Storage Systems

Other Products	5. Other Products

Consumer Products

The Consumer Products category is comprised of the Zip Products segment and the Consumer Storage Solutions segment.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world.

Our Consumer Storage Solutions (“CSS”) segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, Mini USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment primarily on HDD products. In some cases, we perform final assembly work of purchased components; and in other cases, we purchase and resell substantially complete products.

Business Products

The Business Products category is comprised of REV Products and Network Storage Systems segments.

The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. REV drives are removable hard disk storage systems that have a native capacity of 35 gigabytes (“GB” – where 1 gigabyte equals 1 billion bytes) and up to 90GB compressed capacity. REV products began shipping in April 2004.

The Network Storage Systems (“NSS”) segment consists primarily of the development, distribution and sale of Network Attached Storage servers in the entry-level and low-end Network Attached Storage market.

Other Products

The Other Products segment consists of license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Product Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product lines on a direct approach or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and extraordinary costs.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Business Segment Information (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All 2005 amounts have been reclassified to match the 2006 Reportable Operating Segment presentation.

Reportable Operating Segment Information:

	For the Quarter Ended
	April 2,	April 3,
	2006	2005
	(In thousands)
Sales:
Consumer Products:
Zip Products	$11,643	$20,145
Consumer Storage Solutions	33,189	36,431
Total Consumer Products	44,832	56,576
Business Products:
REV Products	10,779	12,093
Network Storage Systems	3,199	3,785
Total Business Products	13,978	15,878
Other Products	271	458
Total Sales	$59,081	$72,912

Product Operating Income (Loss):
Consumer Products:
Zip Products	$1,059	$6,491
Consumer Storage Solutions	(4,754)	(7,245)
Total Consumer Products	(3,695)	(754)
Business Products:
REV Products	(1,616)	(3,962)
Network Storage Systems	(58)	(970)
Total Business Products	(1,674)	(4,932)
Other Products	57	13
Non-Restructuring Charges	(995)	-
Restructuring Charges	(278)	(235)
Total Operating Loss	($6,585)	($5,908)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges

We currently have restructuring reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

	April 2,	Dec. 31,
	2006	2005
	(In thousands)
Other Current Liabilities:
Third Quarter 2001 restructuring actions	$1,174	$1,434
2003 restructuring actions	670	887
2004 restructuring actions	205	346
2005 restructuring actions	852	$1,738
2006 restructuring actions	327	-
Total	$3,228	$4,405

Fixed Asset Reserves:
Third Quarter 2001 restructuring actions	$64	$74
2003 restructuring actions	117	117
2004 restructuring actions	145	145
2005 restructuring actions	227	259
Total	$553	$595

During the first quarter of 2006, we recorded restructuring charges of $0.3 million for severance and benefits associated with the termination of management employees as we began reorganizing our Company from a focus on autonomous geographic regions and products to a simplified functional organization. This organization resulted in the elimination of some management positions and material changes in responsibilities in other management positions. See Note 8 “Subsequent Event” regarding another restructuring plan announced on April 27, 2006.

2005 Restructuring Actions

During 2005, we recorded $5.7 million of restructuring charges for the 2005 restructuring actions. This included $4.0 million of cash charges for severance and benefits for approximately 120 personnel worldwide who were notified during the third quarter of 2005 that their positions were being eliminated, $0.7 million of cash charges for miscellaneous contract cancellations, $0.5 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The $5.7 million was shown as restructuring expenses as a component of operating expenses. None of these restructuring charges were allocated to any of our business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 120 impacted personnel worldwide, approximately 20 employees worked on a transition basis into the fourth quarter of 2005 and January of 2006.

We have made $4.3 million in cumulative cash payments in 2005 and 2006 related to the 2005 restructuring actions, of which $0.8 million was disbursed during the first quarter of 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Remaining restructuring reserves of $0.9 million are included in our accrued restructuring charges and $0.2 million are included in our fixed asset reserves at April 2, 2006. Utilization of and other activity related to the 2005 restructuring reserves during the quarter ended April 2, 2006 are summarized below.

2005 Restructuring Actions	Balance	Utilized				Balance
	12/31/2005	Cash	Non-Cash	Additions	Reversals	4/02/06
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$681	($466)	-	$4	($67)	$152
Contract termination costs (b)	670	(257)	-	-	-	413
Lease termination costs (a)	387	(100)	-	-	-	287
Lease related assets (b)	259	-	(32)	-	-	227
	$1,997	($823)	($32)	$4	($67)	$1,079

Balance Sheet Breakout:
Other current liabilities (a)	$1,738	($823)	-	$4	($67)	$852
Fixed asset reserves (b)	259	-	(32)	-	-	227
	$1,997	($823)	($32)	$4	($67)	$1,079
(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

At April 2, 2006, the remaining severance and benefits reserves are related to certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008. We have entered into a sublease agreement on the leased facility that expires in 2008. The majority of the lease related assets will be utilized by the tenant who is subleasing the facility. The remaining assets are anticipated to be disposed of during the first half of 2006. The majority of the contract cancellation payments will be made in the first half of 2006.

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

In conjunction with the DCT license agreement signed during the fourth quarter of 2004, we notified an additional 9 employees that their positions were being eliminated. Severance and benefits charges for these 9 employees were included in the $2.6 million above. Another 24 employees were hired by the licensee of the DCT technology. This additional reduction in force of 33 employees brought the total reduction of employees to 141 positions or approximately 25% of our worldwide workforce as of September 26, 2004.

As of April 2, 2006, we have made $3.6 million in cumulative cash payments related to the 2004 restructuring actions, of which $0.2 million was disbursed during the first quarter of 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North America, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. Of the 117 individuals worldwide, 14 employees worked on a transition basis into the first quarter of 2005 and one additional employee worked into the second quarter of 2005. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, was made after the last day of employment and after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs which was paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our downsizing. None of these charges will be allocated to any of the business product segments. All but the $0.4 million of excess furniture charges was paid in cash.

Remaining restructuring reserves of $0.2 million are included in our other current liabilities and $0.1 million are included in the fixed asset reserves as of April 2, 2006. Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended April 2, 2006 are summarized below:

	Balance	Utilized			Foreign	Balance
				Addition	Currency
2004 Restructuring Actions	12/31/2005	Cash	Non-Cash	(Reversal)	Changes	4/02/2006
	(In thousands)

Severance and benefits (a)	-	($14)	-	$14	-	-
Lease termination costs (a)	346	(141)	-	-	-	205
Furniture (b)	145	-	-	-	-	145
	$491	($155)	-	$14	-	$350

Balance Sheet Breakout:
Other current liabilities (a)	$346	($155)	-	$14	-	$205
Fixed asset reserves (b)	145	-	-	-	-	145
	$491	($155)	-	$14	-	$350

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last sublease expires in 2008. We have subleased the facility for which our lease expires in 2008. We anticipate disposing of the excess furniture by the end of 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

2003 Restructuring Actions

The $14.5 million of charges for the 2003 restructuring actions including $6.5 million for severance and benefits for 198 regular and temporary personnel worldwide, or approximately 25% of our worldwide workforce, $3.0 million to exit contractual obligations, $2.6 million to reimburse a strategic supplier for its restructuring expenses, $1.8 million for lease termination costs and $0.6 million related to excess furniture.

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

During 2004, we recorded $0.5 million of restructuring charges related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained in transition into 2004. However, during the first quarter of 2004, we also released $0.3 million of estimated outplacement liabilities as employee usage of outplacement resources was less than originally estimated.

During 2005, we recorded an additional $1.1 million in restructuring charges related to the 2003 restructuring actions for a lease due to our inability to sublease the facility because of the market conditions in Roy, Utah.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Remaining restructuring reserves of $0.7 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at April 2, 2006. Utilization of and other activity relating to the 2003 restructuring reserves during the quarter ended April 2, 2006 are summarized below.

	Balance	Utilized			Balance
2003 Restructuring Actions	12/31/2005	Cash	Non-Cash	Additions	4/2/2006
	(In thousands)

Severance and benefits (a)	$2	-	-	-	$2
Lease termination costs (a)	885	(217)	-	-	668
Furniture (b)	117	-	-	-	117
	$1,004	($217)	-	-	$787

Balance Sheet Breakout:
Accrued restructuring charges (a)	$887	($217)	-	-	$670
Fixed asset reserves (b)	117	-	-	-	117
	$1,004	($217)	-	-	$787

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

During 2004, we recorded an additional $0.7 million in restructuring charges for our Ireland facility due to continuing depressed real estate market conditions in Ireland. We were able to sublease this facility in the fourth quarter of 2004.

During 2005, we recorded an additional $0.3 million for U.S. lease termination costs because of us not being able to locate a subtenant as originally anticipated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Remaining restructuring reserves of $1.2 million are included in our other current liabilities and $0.1 million are included in the fixed asset reserves as of April 2, 2006. Utilization of the 2001 restructuring reserves during the quarter ended April 2, 2006 is summarized below:

2001 Restructuring Actions	Balance	Utilized		Balance
	12/31/2005	Cash	Non-Cash	4/2/2006
	(In thousands)

Lease cancellations (a)	$1,434	($260)	-	$1,174
Leasehold improvements and	74	-	(10)	64
furniture (b)
	$1,508	($260)	($10)	$1,238

Balance Sheet Breakout:
Other current liabilities (a)	$1,434	($260)	-	$1,174
Fixed asset reserves (b)	74	-	(10)	64
	$1,508	($260)	($10)	$1,238

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis and we are still trying to sublease the facility for which our lease expires in 2009.

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

(6) Stockholders’ Equity

Share-Based Compensation Plan

Stock Incentive Plan

Our 1997 Stock Incentive Plan (the “1997 Plan”) provides for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, we may grant options for up to 4,100,000 shares of Common Stock to our officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of our Common Stock as of the date of grant, subject to certain limitations. Options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted with a term of up to eleven years.

Director Stock Option Plans

We have a 1995 Director Stock Option Plan (the “1995 Director Plan”) and a 2005 Director Stock Option Plan (the “2005 Director Plan”). The 1995 Director Plan expired on April 25, 2005 and no further options may be granted under this plan; however, all outstanding options under the 1995 Director Plan remain in effect. The 2005 Director Plan was approved by our shareholders to replace the 1995 Director Plan. Under the 2005 Director Plan, we may grant options for up to 500,000 shares of Common Stock. The 2005 Director Plan provides for the grant to each non-employee Director of our Company, on his or her initial election as a Director, an option to purchase 20,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Meeting beginning with the 2006 Annual Meeting provided such optionee has been a Director for the preceding six months. All options granted under these plans are NSOs. All options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of our Company. Under these plans, the exercise price per share of the option is equal to the fair market value of our Common Stock on the date of grant of the option. Any options granted under these plans must be exercised no later than ten years from the date of grant. All plans are described more fully in our 2005 Annual Report on Form 10-K.

Impact of the Adoption of SFAS 123r

See Note 1 for a description of our adoption of SFAS 123r on January 1, 2006. During the first quarter of 2006, we reduced our stock based compensation by $0.1 million due to a change in the estimated forfeiture rate as required by SFAS 123r.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Stockholders’ Equity (Continued)

Determining Fair Value

Valuation and Amortization Method. We use the Black-Scholes option-pricing-model to estimate the fair value of each option grant on the date of grant or modification. We amortize the fair value on an accelerated method for recognizing stock compensation expense over the vesting period of the option.

Expected Term. The expected term is the period of time that granted options are expected to be outstanding. We estimate the expected term based on historical patterns of option exercises, which we believe reflect future exercise behavior. We examined patterns in our historical data in order to ascertain if there were any discernable patterns of exercises for demographic characteristics (such as geographic, job level, plan and significantly out of the money exercise prices). Due to the current level of stock prices, we have excluded historical data that was significantly out of the money in determining our expected term.

Expected Volatility. We calculate volatility by using the historical stock prices going back over the estimated life of the option.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the market yield in effect at the time of option grant provided from the Federal Reserve Board’s Statistical Releases and Historical publications from the Treasury constant maturities rates for the equivalent remaining terms.

Dividends. We do not have plans to pay cash dividends in the future. Therefore, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. FAS 123r requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. In calculating the forfeiture rates used in the Black-Scholes option valuation model, we have excluded options that were significantly out of the money, primarily because they relate to older, fully vested awards.

We used the following assumptions to estimate the fair value of options granted for the three months ended April 2, 2006 and April 3, 2005:

	Three Months Ended
	April 2,	April 3,
Assumption	2006	2005

Average expected term	3.9 years	3.4 years
Expected stock price volatility	60%	45%
Risk-free interest rate (range)	4.3-4.8%	3.28%
Expected dividends	zero	zero
Forfeiture rate	27%	18%

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Stockholders’ Equity (Continued)

Stock Option Activity and Share-Based Compensation Expense

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans at April 2, 2006 and their respective weighted average exercise prices and certain weighted average fair values.

		Weighted
	Shares	Average
	(000’s)	Exercise Price

Outstanding at beginning of year	3,028	$4.63
Granted (1)	811	2.84
Exercised	(8)	2.74
Forfeited / cancelled / expired (2)	(348)	4.98
Outstanding at end of year (3)	3,483	4.18
Options exercisable at quarter-end	867	7.15

(1)	The weighted average fair value of options granted during the quarter ended April 2, 2006 was $1.05.
(2)	The weighted average fair value of options forfeited / cancelled / expired during the quarter ended April 2, 2006 was $2.04.
(3)

The weighted average exercise prices of all stock options outstanding include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1997 Plan and the 1995 Director Plan.

The following table summarizes information about awards outstanding under all stock option plans at April 2, 2006.

		Outstanding				Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Remaining	Average	Intrinsic
Range of	(000’s)	Contractual	Exercise	Value	(000’s)	Contractual	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(000’s)	Outstanding	Life	Price	(000’s)

$0.03 to $2.48	765	8.2 years	$2.24	$806	215	5.7 years	$1.83	$316
$2.62 to $3.87	1,615	9.6 years	2.90	630	129	6.6 years	3.04	33
$4.23 to $6.00	765	8.2 years	4.68	-	202	8.2 years	4.69	-
$6.26 to $9.30	115	5.9 years	8.45	-	98	5.6 years	8.77	-
$9.50 to $14.22	124	4.4 years	13.46	-	124	4.4 years	13.47	-
$14.38 to $41.25	99	2.8 years	19.64	-	99	2.8 years	19.64	-
	3,483	8.5 years	4.18	$1,436	867	5.9 years	7.15	$349

We defined “in-the-money” options at April 2, 2006 as options that had exercise prices that were lower than the $2.73 average close market price of our common stock for the quarter. The aggregate intrinsic value of options outstanding at April 2, 2006 is calculated by taking the difference between the exercise price of the underlying options and the market price of our common stock for the 789,353 shares that were in-the-money at that date. There were 215,219 in-the-money options exercisable at April 2, 2006. The total intrinsic value of options exercised for the quarter ended April 2, 2006 was immaterial.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Stockholders’ Equity (Continued)

At April 2, 2006, our non-vested stock awards totaled 2,615,776 and had a weighted average grant date fair value of $1.16. At December 31, 2005, our non-vested stock awards totaled 2,133,677 and had a weighted average grant date fair value of $1.01. At April 2, 2006, options that vested during the current quarter totaled 57,251 and had a weighted average fair value of $1.50.

Our total net share-based compensation expense for stock options was less than $0.1 million for the quarter ended April 2, 2006. The total tax benefit related to this share-based compensation was immaterial for the quarter ended April 2, 2006. The total net share-based compensation expense of less than $0.1 million was recorded in selling, general and administrative expenses in the statement of operations for the quarter ended April 2, 2006.

As of April 2, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.3 years.

Cash received from option exercises under all share-based payment arrangements was less than $0.1 million for the quarter ended April 2, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements were immaterial for the quarter ended April 2, 2006.

(7) Other Matters

Other Intangible Assets

At April 2, 2006, we had $0.2 million in a net intangible asset, which will be fully amortized in the second quarter of 2006.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

	April 2,	Dec. 31,
	2006	2005
	(In thousands)
Other Intangible Assets:
Gross value	$8,791	$8,791
Accumulated amortization	(8,580)	(8,095)
Net intangible assets	$211	$696

Goodwill Impairment

We have performed the interim impairment test due to indications of impairment as required under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and have determined that our $11.7 million of goodwill, all of which is associated with the Zip product line, was impaired at April 2, 2006. This test compares our Zip specific assets (intangibles and inventory) to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. The estimated discounted, future cash flows were not adequate to cover the carrying value of Zip goodwill as of April 2, 2006. As a result, an impairment charge of $3.1 million was recorded as a separate component of operating expenses.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Subsequent Event

As part of an ongoing effort to return to profitability, on April 27, 2006, we announced a restructuring plan to reduce costs and simplify our organizational structure. This plan includes the realignment of product lines, organizational structure and includes a 26% workforce reduction (approximately 75 regular employees) with the goal to ensure that our current products can profitably sustain our Company. We intend to focus our ongoing resources on hard drive-based product solutions (including REV®, external hard drives, and network attached storage devices) for home offices and small business markets and we will continue to manage the Zip products business with the goal to maximize cash flow.

We anticipate that these actions will result in annual cost savings of approximately $20 million to $25 million as compared to first quarter 2006 run rates, when fully implemented by the end of the third quarter 2006. Approximately 85% of the cost reductions are expected to be in operating expenses, with the remainder in fixed overhead costs. The cost reductions include the workforce reduction, consolidation of facilities and other spending reductions.

The restructuring charges and non-restructuring charges, expected to range between $3 million to $4 million, are anticipated to be recorded in the second quarter and third quarters of 2006. These charges will reflect expenses associated with the workforce reduction; lease expenses associated with unutilized and closed facilities; termination of contractual obligations; asset write-downs (primarily inventory charges) and other miscellaneous charges. Substantially all of the restructuring charges are expected to be cash charges. The non-restructuring charges are expected to be a combination of cash and non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help our customers store and protect their valuable digital information. Our reportable segments are based primarily on the nature of our products and include Zip Products, Consumer Storage Solutions (“CSS”) Products, REV Products, Network Storage Systems (“NSS”) Products and Other Products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world. The CSS Products segment involves the worldwide distribution of various storage devices including external hard drives (“HDD”), CD-RW drives, DVD rewritable drives, Mini USB flash drives and external floppy disk drives. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers in the entry-level and low-end network attached storage market. The Other Products segment consists of license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Products segment has been the largest contributor to our product operating income. As the Zip business has approached the end of its product life cycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue. In recent years, we have invested significant efforts and dollars on the development of REV products, which were launched in the second quarter of 2004. The REV Products segment has yet to be profitable at the product operating income level primarily due to development costs, including for next generation REV products, significant marketing expenses to generate market awareness and under-absorbed fixed overhead expenses at the current sales volumes.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses. Sales of the CSS business segment now exceed Zip product sales. However, our CSS business segment has not been profitable at the product operating income level. The NSS business has also incurred losses during each year of its existence including the quarter ended April 2, 2006.

As part of an ongoing effort to return to profitability, we announced a restructuring plan on April 27, 2006, which will be implemented during the second and third quarters of 2006. The restructuring plan is part of an effort to reduce costs and simplify our organizational structure. We anticipate $20 million to $25 million in annual savings from these restructuring actions compared to the first quarter 2006 run rates.

For 2006, our primary goals are to: (1) complete development of and launch the higher capacity, next generation REV products; (2) improve HDD product gross margins through sourcing changes, new products and other cost reductions; (3) focus on growing our REV product sales through system integrator programs to generate awareness, server OEM transactions and adoption in targeted vertical markets such as the professional audio/video market; and (4) evaluate other strategic opportunities in the small business market segment to facilitate long term growth. We believe that we must make significant progress in these four areas in order to achieve our goal to return our Company to profitability. While we are focused on this goal, there can be no assurance that we will be able to achieve our goal.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies

Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, tax valuation allowances and impairment of goodwill. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies have not changed materially since December 31, 2005.

Seasonality

Our Consumer Storage Solutions (“CSS”) business is typically strongest during the fourth quarter. Our European sales are typically weakest during the third quarter due to summer holidays. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future quarter.

Results of Operations

Our net loss for the quarter ended April 2, 2006 was $4.2 million, or $0.08 per share, compared with a net loss of $5.9 million, or $0.11 per share, for the quarter ended April 3, 2005.

Sales

As shown in the table below, total sales for the quarter ended April 2, 2006 declined primarily due to lower Zip product sales, lower CSS sales and REV product sales.

	April 2,	April 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Zip Products	$11,643	$20,145	($8,502)	(42)%
Consumer Storage Solutions	33,189	36,431	(3,242)	(9)
Total Consumer Products	44,832	56,576	(11,744)	(21)
Business Products:
REV Products	10,779	12,093	(1,314)	(11)
Network Storage Systems	3,199	3,785	(586)	(16)
Total Business Products	13,978	15,878	(1,900)	(12)
Other Products	271	458	(187)	(41)
Total Sales	$59,081	$72,912	($13,831)	(19)%

Zip product sales continued their expected decline for the quarter ended April 2, 2006, both in terms of units and sales dollars. The $3.2 million lower CSS sales resulted from $6.2 million of lower Optical, $5.2 million of lower Mini USB flash drive and $0.9 million of lower floppy external drive sales, partially offset by $9.1 million of higher HDD product sales. The sales decrease for Optical and Mini USB flash drives was primarily a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines. Other Products sales decreased due to lower sales of discontinued products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Our sales by region for the quarters ended April 2, 2006 and April 3, 2005 are shown in the table below:

	April 2,	April 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$26,367	$33,778	($7,411)	(22)%
Europe	29,058	34,329	(5,271)	(15)
Asia Pacific	3,656	4,805	(1,149)	(24)
Total	$59,081	$72,912	($13,831)	(19)%

Percent of Total Sales:
Americas (includes Latin America)	45%	46%
Europe	49	47
Asia Pacific	6	7
Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip and REV product sales. The decrease in sales dollars in Europe was primarily due to lower Zip and CSS product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip and CSS product sales, slightly offset by higher NSS product sales.

Gross Margin

Our gross margin details for the quarters ended April 2, 2006 and April 3, 2005 are shown in the table below:

	April 2,	April 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$11,801	$16,527	($4,726)	(29)%
Total Gross Margin (%)	20%	23%

Total gross margin dollars for the quarter ended April 2, 2006 decreased primarily from lower overall sales and a lower proportion of Zip product sales, partially offset by lower overhead costs due to the past restructuring and other actions. The lower gross margin percentage was impacted by a lower proportion of Zip product sales, slightly offset by higher NSS and REV margin percentages.

The Zip product gross margin percentage increased slightly during the quarter ended April 2, 2006. Total Zip product gross margin dollars decreased due to lower Zip product sales.

The CSS product gross margins declined slightly both in terms of dollars and percentage during the quarter ended April 2, 2006, primarily from a decrease in Optical drive gross margin dollars and percentage, partially offset by an increase in HDD and Mini USB flash drive product gross margins dollars and percentages.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Future gross margin percentages will depend on a wide variety of factors, including those discussed in the section entitled, “Risk Factors” in Item 1A of Part II on in this Form 10-Q filing. We can provide no assurance that we will be able to improve gross margins in any subsequent quarter or year.

Product Segment Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product lines on a direct approach or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and extraordinary costs.

Our product operating income (loss) details for the quarters ended April 2, 2006 and April 3, 2005 are shown in the table below. All 2005 amounts have been reclassified to match the 2006 product operating income (loss) presentation.

	April 2,	April 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Zip Products	$1,059	$6,491	($5,432)	(84)%
Consumer Storage Solutions	(4,754)	(7,245)	2,491	34
Total Consumer Products	(3,695)	(754)	(2,941)	(390)
Business Products:
REV Products	(1,616)	(3,962)	2,346	59
Network Storage Systems	(58)	(970)	912	94
Total Business Products	(1,674)	(4,932)	3,258	66
Other Products	57	13	44	338
Non-Restructuring Charges	(995)	-	(995)	(100)
Restructuring Charges	(278)	(235)	(43)	(18)
Total Operating Loss	($6,585)	($5,908)	($677)	(11)%

The decrease in Zip product operating income resulted primarily from the $3.1 million non-cash goodwill impairment charge and from lower sales. Zip product operating income as a percentage of Zip product sales decreased to 9% for the quarter ended April 2, 2006 from 32% for the quarter ended April 3, 2005 primarily from the goodwill impairment charge. We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle. We also anticipate additional non-cash goodwill impairment charges as the expected future Zip cash flows continue to decline.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The CSS product operating loss as a percentage of CSS product sales improved to a negative 14% for the quarter ended April 2, 2006 from a product operating loss of a negative 20% of product sales for the quarter ended April 3, 2005. The lower CSS product operating loss for the quarter ended April 2, 2006 resulted primarily from the third quarter 2005 decision to discontinue certain unprofitable optical and Mini USB products along with lower fixed overhead and operating expenses. The quarter ended April 2, 2006 benefited from $0.7 million of releases of certain accruals, based on changes in estimates, relating to freight accruals and marketing program utilizations. The quarter ended April 3, 2005 included a $1.5 million benefit from a change in estimated copyright royalty accruals in Europe.

The REV product operating loss as a percentage of REV product sales improved to a negative 15% for the quarter ended April 2, 2006 compared to a negative 33% for the quarter ended April 3, 2005. The lower REV product operating loss for the quarter ended April 2, 2006 resulted primarily from lower research and development expenses, sales and marketing expenses and higher gross margins.

The NSS product operating loss as a percentage of NSS product sales improved to a negative 2% for the quarter ended April 2, 2006 compared with a negative 26% of product sales for the quarter ended April 3, 2005. The improved NSS product operating loss for the quarter ended April 2, 2006 resulted primarily from a higher gross margin percentage and lower sales and marketing expenses.

Non-restructuring charges related to severance costs associated with our former Chief Executive Officer were not allocated to the product lines.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the quarters ended April 2, 2006 and April 3, 2005.

	April 2,	April 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$12,582	$18,495	($5,913)	(32)%
Research and development	2,567	3,999	(1,432)	(36)
Goodwill impairment charge	3,081	-	3,081	100
Restructuring charges	278	235	43	18
Bad debt credit	(122)	(287)	165	57
License fees	-	(7)	7	100
Total Operating Expenses	$18,386	$22,435	($4,049)	(18)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter ended April 2, 2006 compared to the quarter ended April 3, 2005 reflected lower costs resulting primarily from the 2005 restructuring actions. The quarter ended April 2, 2006 also included $1.0 million for severance-related costs associated with our former Chief Executive Officer. Selling, general and administrative expenses decreased as a percentage of sales to 21% for the quarter ended April 2, 2006, compared to 25% for the quarter ended April 3, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Research and Development Expenses

Lower research and development expenses for the quarter ended April 2, 2006 compared to April 3, 2005 reflected lower expenses on REV. Research and development expenses decreased as a percentage of sales to 4% for the quarter ended April 2, 2006, as compared to the quarter ended April 3, 2005.

Goodwill Impairment Charge

For the quarter ended April 2, 2006, operating expenses included a non-cash impairment charge for $3.1 million relating to Zip goodwill. This charge was realized after the first quarter 2006 goodwill impairment test had determined that our $11.7 million of Zip related goodwill was impaired due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycles. We also anticipate additional non-cash goodwill impairment charges as the expected future Zip cash flows continue to decline.

Bad Debt Credit

For the quarter ended April 2, 2006, the bad debt credit of $0.1 million decreased by $0.2 million compared to a bad debt credit of $0.3 million for the quarter ended April 3, 2005, primarily from a slight deterioration in the accounts receivable aging.

Restructuring Charges

During the first quarter of 2006, we recorded restructuring charges of $0.3 million for severance and benefits associated with the termination of management employees as we began reorganizing our Company from a focus on autonomous geographic regions and products to a simplified functional organization. This organization resulted in the elimination of some management positions and material changes in responsibilities in other management positions.

During the first quarter of 2005, we recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that remained on transition under the 2004 restructuring actions.

Interest Income

Interest income of $0.8 million in the first quarter of 2006 increased by $0.3 million from the first quarter of 2005. The increase for the first quarter resulted from higher interest rates.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net was a net income of $0.3 million for the quarter ended April 2, 2006 compared to a net expense of $0.9 million for the quarter ended April 3, 2005. The improvement resulted primarily from foreign currency gains for the quarter ended April 2, 2006 compared to foreign currency losses in the first quarter of 2005.

Income Taxes

For the quarter ended April 2, 2006, we recorded a net income tax benefit of $1.4 million on a pre-tax loss of $5.6 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the impairment charge recognized and also includes minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns.

For the quarter ended April 3, 2005, we recorded an income tax benefit of $0.5 million on a pre-tax loss of $6.5 million. The net tax benefit of $0.5 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of certain income tax issues and $0.1 million of various adjustments related to deferred taxes. The statutory tax benefit of $2.5 million, resulting from operating losses, was entirely offset by an increase in the valuation allowance.

We have recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at April 2, 2006 related to such foreign tax contingencies and related interest accruals was $13.7 million.

Liquidity and Capital Resources

Detail of our total cash, cash equivalents and temporary investments is shown in the table below:

	April 2,	Dec. 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Total cash, cash equivalents, and temporary investments for the U.S. entity	$4,343	$7,199	($2,856)	(40)%
Total cash, cash equivalents and temporary investments for non-U.S. entities (1)	$83,846	88,800	(4,954)	(6)
Total consolidated cash, cash equivalents and temporary investments	$88,189	$95,999		(8)
			($7,810)
Working capital	$76,545	$77,344	($799)	(1)%

(1)

Of the $83.8 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at April 2, 2006. At December 31, 2005, $0.3 million of the non-US entity cash was restricted.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S. For the three months ended April 2, 2006, cash used by operations amounted to $7.6 million. The primary uses of cash from operations for the three months ended April 2, 2006 were $8.7 million for the payment of seasonally higher payables, $1.4 million for restructuring disbursements and changes in current assets and current liabilities as described below.

Trade receivables decreased in the three months ended April 2, 2006, due to lower overall sales. Days sales outstanding (“DSO”) in receivables decreased from 37 days at December 31, 2005 to 35 days at April 2, 2006. DSO decreased primarily due to the timing of sales within the respective quarter. Inventories decreased slightly during the three months ended April 2, 2006 primarily in the HDD product line, partially offset by higher REV inventory.

Other current liabilities decreased by $3.8 million primarily from: (1) $1.5 million of lower margin on deferred sales as the estimated amount of excess channel inventory decreased, (2) $1.2 million of lower restructuring liabilities and (3) $1.0 million for payment of a license agreement. Accounts payable decreased due to lower purchases reflecting the lower sales volumes and an increased effort to reduce operating costs.

Our goal is to reverse the negative cash flows from operations through the implementation of the 2006 restructuring actions and other cost reductions, improving the financial results of the CSS business, in particular HDD, improving REV product sales and margins and managing the Zip Products business for cash flow. However, we can give no assurance that we will be successful in achieving any of these goals.

We believe that our balance of total unrestricted cash, cash equivalents and temporary investments will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. However, cash flow from future operations, investing activities and the precise amount and timing of our future financing needs cannot be determined. Future cash flow will depend on a number of factors, including management’s ability to achieve the goals set forth in the preceding paragraph and those factors set forth in the section labeled “Risk Factors” in Item 1A of Part II in this Form 10-Q. Should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of total unrestricted cash, cash equivalents and temporary investments is our sole source of liquidity. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

Other Matters

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. There was no impact on our financial position, results of operations or cash flows from the adoption of this standard.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

On February 16, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method or the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Subsequent Events

As part of an ongoing effort to return to profitability, on April 27, 2006, we announced a restructuring plan to reduce costs and simplify the organization structure. This plan includes the realignment of product lines, organizational structure and includes a 26% workforce reduction (approximately 75 regular employees) with the goal to ensure that our current products can profitably sustain our Company. We intend to focus our ongoing resources on hard drive-based product solutions (including REV®, external hard drives, and network attached storage devices) for home offices and small business markets and we will continue to manage the Zip products business with the goal to maximize cash flow.

We anticipate that these actions will result in annual cost savings of approximately $20 million to $25 million as compared to first quarter 2006 run rates, when fully implemented by the end of the third quarter 2006. Approximately 85% of the cost reductions are expected to be in operating expenses, with the remainder in fixed overhead costs. The cost reductions include the workforce reduction, consolidation of facilities and other spending reductions.

The restructuring charges and non-restructuring charges, expected to range between $3 million to $4 million, are anticipated to be recorded in the second quarter and third quarters of 2006. These charges will reflect expenses associated with the workforce reduction; lease expenses associated with unutilized and closed facilities; termination of contractual obligations; asset write-downs (primarily inventory charges) and other miscellaneous charges. Substantially all of the restructuring charges are expected to be cash charges. The non-restructuring charges are expected to be a combination of cash and non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

For quantitative and qualitative disclosures about market risk affecting Iomega, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, include its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 2, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the first quarter of 2006, we brought collections, cash applications and stock option tracking and accounting in-house. These functions were previously outsourced. In the case of collections and cash applications, the outsource provider primarily had used our systems and processes. Based on the evaluation of the Company’s disclosure controls and procedures as of April 2, 2006, we are not aware of any material adverse impacts on our internal control over financial reporting as a result of these changes.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.3 and 31.4 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Demand for Our Products and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

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

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Zip Drives and Disks

Zip products have accounted for the vast majority of product operating income since 1997 and have provided our only meaningful source of product operating income for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999. These declines are expected to continue through the end of the Zip product life cycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions. Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in any subsequent quarter or year. Further, we will not be viable unless we generate significant product operating income from products other than Zip drives. We have been unable to do this for several years and can provide no assurance that we will be able to do so in the future.

Additionally, we expect to cease selling Zip drives to distributors or resellers in the European Union starting July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories after the July 1 date. Sales of Zip disks will continue worldwide, including the European Union.

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Any delays in launching our higher capacity, next generation REV drive and disk;
•	Inability to create product awareness or lack of market acceptance;
•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
•	Failure to achieve significant OEM adoption of the products;
•	Manufacturing, technical, supplier, or quality-related delays, issues, or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;
•	Intense competition; and
•	Risks that third parties may assert intellectual property claims against REV products.

We can offer no assurance that we will be able to resolve any of these challenges successfully or that we will be able to generate significant product operating income from our REV business.

Consumer Storage Solutions Products (“CSS”)

Through the second quarter of 2005, our CSS segment was comprised of optical (CD-RW and DVD rewritable) drives, external hard drives, Mini USB flash drives, and external floppy drives. During the second half of 2005, we eliminated certain unprofitable optical and flash drive products and began to focus our efforts primarily in this segment on external hard-disk drive related products.

Virtually all of our CSS products are commodity-type products, which are functionally equivalent to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors. Moreover, besides our trademarks, we own limited intellectual property relating to our consumer products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations, and frequent end user price reductions. In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives and this business has never achieved full year profitability. In addition, the recently announced merger of our competitors, Seagate and Maxtor, could potentially reduce price competition among our hard drive suppliers, and could possibly drive up our inbound supply costs for hard drives. In light of these challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

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

Development and Introduction of New Products and New Revenue Streams

We believe that we must continually either develop or acquire the right to profitably sell new products or services in order to remain viable in the data storage industry. However, our efforts in this regard have frequently been unsuccessful. Since 1999, we have developed and/or acquired the right to market a variety of new products, but we have been unable to maintain consistent materially profitable operations on any of them.

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

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

As discussed in Note 8 of the notes to condensed consolidated financial statements, on April 27, 2006, we announced a restructuring plan in conjunction with our ongoing goals to reduce costs, simplify our organization and return to profitability. Other restructuring actions may be necessary in the future. As a result, we face risks of losing key institutional knowledge and internal controls as a result of workforce reductions and changes within the executive management team. In addition, our ability to retain key employees may be adversely affected because of restructuring activities, our recent financial performance, increased workloads resulting from the restructuring and recent improvements in the U.S. and European economies.

In addition, we recently hired a new Chief Executive Officer and a new Chief Financial Officer, and four other VP-level employees are on transition or have been separated from the Company since February 2006. Changes in senior leadership could impact employee stability as well. We can offer no assurance that we will achieve projected cost savings or return to profitability because of our restructuring efforts, or that we will be able to retain key management, employees and know-how.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

We are always at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in additional reported material weaknesses. The 2006 restructuring actions and reduced headcount (see Note 8 of the notes to condensed consolidated financial statements) increases the risk of a process breakdown and possible internal control deficiencies. We will have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

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

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics centers, we rely upon the computer systems, business processes, and internal controls of our distribution and logistics services providers. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipment, unexpected price increases and inventory management risks. We have periodically experienced operational disruptions and have reported a material weakness (subsequently remediated) in internal control over financial reporting due to some of these factors.

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

Concentration of Credit Risk

We market our products primarily through computer product distributors, retailers and OEMs. Accordingly, as we grant credit to our customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on our results of operations and financial condition. As we sell fewer products through the retail channel, we have less leverage with such retailers and increased exposure to payment delays or other collection issues with retailers.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

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

Legal Risks

We have entered into multiple agreements, including license, service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. We are also subject to an array of regulatory and compliance requirements, including foreign legal requirements and a complex worldwide tax structure. Various new environmental regulations have been enacted and are taking effect, including the European Regulation of Hazardous Substances (RoHS), which we believe will require Iomega (along with its competitors) to cease selling any products into the European Union that do not comply with RoHS standards as of July 1, 2006. We are trying to minimize the disruption caused by the new regulations, but there can be no assurance that RoHS will not cause a significant disruption of our EU sales and market presence, or that other, similar laws will not cause disruption as such laws are passed in other regions. We also will likely incur extra transportation costs or inventory write offs as we transition European product inventory to RoHS-compliant goods.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

In addition, we employ people throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights, and comply with all applicable laws and regulations under these agreements and relationships, our organization is complex and errors may occur. We have been sued and may be sued, under numerous legal theories, including breach of contract, tort, product liability, intellectual property infringement, and other theories. Such litigation, regardless of outcome, may have an adverse effect upon our profitability or public perception. In addition, although we seek to manage the credit granted to our customers, certain trade receivable balances from one or more customers could become uncollectible; this could adversely affect our financial results.

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and, to a lesser extent, Asia. We invoice the majority of our European customers in Euros and invoice our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results. New management of Iomega is giving serious attention to possible strategic opportunities to build the business and find synergistic products or services. Potential strategic transactions always involve a heightened risk of legal claims, disruption, and unexpected costs. Further, certain investors in recent months have taken an activist approach with the Company, for example by proposing (and then withdrawing) candidates for the board of directors. Activist shareholders can disrupt operations, provoke legal disputes, or provoke uncertainty among business partners and employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

We did not sell any equity securities during the quarter ended April 2, 2006 that were not registered under the Securities Act of 1933.

During the quarter ended April 2, 2006, we did not repurchase any shares of our Common Stock. As of April 2, 2006, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

/s/ Jonathan S. Huberman .
Dated: May 11, 2006 Jonathan S. Huberman
Vice Chairman and Chief Executive Officer

/s/ Preston Romm .
Dated: May 11, 2006 Preston Romm
Vice President of Finance and
Chief Financial Officer (Principal financial and
accounting officer) 40
                                                                                      IOMEGA CORPORATION AND SUBSIDIARIES                                                                                                                   EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Description

10.29 Amendment of the Executive Transition Agreement, dated January 25, 2006, between the Company and
Thomas D. Kampfer.

10.30 Executive Agreement, dated February 24, 2006, between the Company and Jonathan Huberman.

10.31 Employment letter dated, March 1, 2006, between the Company and Preston Romm.

10.32 Executive Agreement, dated March 2, 2006, between the Company and Thomas D. Kampfer.

10.33 Separation Agreement and General Release, dated March 20, 2006, between the Company and former
CEO and President, Werner T. Heid.

31.3 Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief
Executive Officer.

31.4 Section 302 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.

32.3 Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief
Executive Officer.

32.4 Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.