Form 10-Q
period 2006-07-02
IOMEGA CORP
filed 2006-08-11
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2006.

Common Stock, par value $0.03 1/3 (Title of each class)	51,661723(Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES

__________________________________

Copyright © 2006 Iomega Corporation. All rights reserved. Iomega, Zip, Jaz, REV, StorCenter, Micro Mini, iStorage, and Hotburn are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names, and company names may be trademarks or designations of their respective owners.

                                                                                     IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, any statements referring to:

•	The ongoing or carrying value of inventory;
•

The anticipated purchase of CSCI by Iomega, with CSCI to become a wholly owned subsidiary of Iomega, as well as all references to the future impact on Iomega or benefits to Iomega, as well as any future products or services Iomega might offer in connection with that acquisition;

•	All references to expected challenges associated with the CSCI acquisition;
•	All references to plans to develop new products or data protection services;
•	The expectation that Iomega will be implementing its April 27, 2006 restructuring plan through the third quarter of 2006;
•	Anticipated or predicted future warranty costs;
•	All accruals and reserves and all references to bad debt;
•	The future impact of accounting changes including the impacts of SFAS 156, SFAS 155, and FIN 48;
•	Predictions about our cost structure being aligned with future revenue levels;
•	Anticipated asset disposition including furniture disposition and future lease terminations;
•	The useful life of assets;

•

Statements that we may grant up to 4,100,000 shares of Common Stock to our officers, key employees, directors, consultants and advisors, and that our options generally become exercisable in four or five equal annual installments;

•

All references to goals, including goals for the hard drive business, goals concerning profitability, future growth in REV® sales, and predicted annual savings as a result of our restructuring (discussed, for example, in the Overview within Item 2 below), and our specific statements that we anticipate that (a) the 2006 restructuring actions will result in annual cost savings of approximately $20 million to $25 million as compared to first quarter 2006 run rates, when fully implemented by the end of the third quarter 2006; (b) all references to goals to : (1) complete further REV products; (2) improve HDD product gross margins through sourcing changes, new products and other cost reductions; (3) focus on growing our REV product sales through system integrator programs to generate awareness, server OEM transactions and adoption in targeted vertical markets such as the professional audio/video market and (4) evaluate other strategic opportunities in the small business market segment to facilitate long term growth;

•

Statements that our goals are to reverse negative cash flows from operations through implementation of the 2006 restructuring and other cost reductions, improving the financial results of the CSS business, in particular HDD, improving REV product sales and margins and managing the Zip Products business for cash flow;

•	Predictions of future volatility in Zip drive sales, and predictions that sales of Zip disks will continue in the future, worldwide, including the European Union;
•	References to the launch of lower cost hard drives in August 2006;
•

References to the fourth quarter normally being a seasonally strong quarter for our Consumer Storage Solutions business and our European sales are typically weakest during the third quarter due to summer holidays;

•

Expected declines in Zip product sales, and statements concerning future impairment of Zip goodwill including the prediction that goodwill associated with the Zip product segment will become impaired, and the impact of such impairment;

•	The estimates concerning repatriation of foreign earnings;
•	The adequacy of our internal controls to allow proper functioning of the business or timely disclosure;
•	All references to consideration of potential future business opportunities or strategic acquisition opportunities;

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

•	References that no litigation or claims are expected to have a material impact on our results of operations, business or financial condition;
•

References to the value of options, their expected term, expected volatility, expected dividend value, total unrecognized compensation costs of ours that will be adjusted for future changes in estimated forfeitures, and all expectations that we will recognize certain compensation costs over a weighted average period of 3.5 years and

•

Our belief that our balance of total unrestricted cash, cash equivalents, and temporary investments will be sufficient to fund anticipated working capital requirements for at least one year, as well as statements that should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Any other statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “goal,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 2, 2006	Dec. 31, 2005
	(Unaudited)

Current Assets:
Cash and cash equivalents	$ 58,642	$ 70,943
Restricted cash	87	256
Temporary investments	18,908	24,800
Trade receivables, less allowance for doubtful accounts of
$1,671 at July 2, 2006 and $2,165 at December 31, 2005	14,731	28,853
Inventories	29,428	27,532
Deferred income taxes	5,523	5,523
Income taxes receivable	289	-
Other current assets	4,719	4,998
Total Current Assets	132,327	162,905

Property and Equipment, at Cost	84,594	87,629
Accumulated Depreciation	(77,818)	(79,318)
Net Property and Equipment	6,776	8,311

Goodwill	6,269	11,691
Other Intangibles, Net	-	696
Other Assets	60	66
Total Assets	$ 145,432	$ 183,669

Current Liabilities:
Accounts payable	$ 17,274	$ 35,500
Other current liabilities	46,535	49,751
Income taxes payable	-	310
Total Current Liabilities	63,809	85,561

Deferred Income Taxes	15,030	17,152
Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000	1,839	1,839
shares, issued 55,094,245 shares at July 2, 2006
and 55,081,120 shares at December 31, 2005
Additional paid-in capital	79,818	79,613
Less: 3,432,922 Common Stock treasury shares, at cost	(33,791)	(33,791)
Retained earnings	18,727	33,295
Total Stockholders’ Equity	66,593	80,956

Total Liabilities and Stockholders’ Equity	$ 145,432	$ 183,669

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Quarter Ended
	July 2,	July 3,
	2006	2005
	(Unaudited)
Sales	$ 40,652	$ 65,712
Cost of sales	33,859	52,209
Gross Margin	6,793	13,503

Operating Expenses:
Selling, general and administrative	10,510	16,116
Research and development	2,475	3,959
Restructuring charges (reversals)	4,291	(41)
Goodwill impairment charge	2,341	-
License and patent fee income	(1,085)	(405)
Bad debt credit	(153)	(5)
Total Operating Expenses	18,379	19,624
Operating loss	(11,586)	(6,121)

Interest income	776	532
Interest expense and other income and (expense), net	(386)	(837)
Loss from continuing operations before income taxes	(11,196)	(6,426)

Benefit for income taxes	797	121
Loss from continuing operations	(10,399)	(6,305)

Discontinued Operations:
Loss from discontinued operations, net of taxes	-	(95)
Total discontinued operations	-	(95)
Net Loss	$ (10,399)	$ (6,400)

Discontinued Operations Per Basic and Diluted Share	$ -	$ (0.00)

Net Loss Per Basic and Diluted Common Share	$ (0.20)	$ (0.12)

Weighted Average Common Shares Outstanding	51,658	51,612

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Six Months Ended
	July 2,	July 3,
	2006	2005
	(Unaudited)
Sales	$ 99,733	$ 138,624
Cost of sales	81,139	108,594
Gross Margin	18,594	30,030

Operating Expenses:
Selling, general and administrative	23,092	34,611
Research and development	5,042	7,958
Restructuring charges	4,569	194
Goodwill impairment charges	5,422	-
License and patent fee income	(1,085)	(412)
Bad debt credit	(275)	(292)
Total Operating Expenses	36,765	42,059
Operating loss	(18,171)	(12,029)

Interest income	1,539	967
Interest expense and other income and (expense), net	(135)	(1,723)
Loss from continuing operations before income taxes	(16,767)	(12,785)

Benefit for income taxes	2,199	615
Loss from continuing operations	(14,568)	(12,170)

Discontinued Operations:
Loss from discontinued operations,	-	(155)
net of taxes
Total discontinued operations	-	(155)
Net Loss	$ (14,568)	$ (12,325)

Discontinued Operations Per Basic and Diluted Share	$ -	$ (0.00)

Net Loss Per Basic and Diluted Common Share	$ (0.28)	$ (0.24)

Weighted Average Common Shares Outstanding	51,653	51,611

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	July 2,	July 3,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$ (14,568)	$ (12,325)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations:
Depreciation and amortization	2,675	3,945
Deferred income tax benefit	(2,122)	(328)
Stock-related compensation expense	171	438
Goodwill impairment charges	5,422	-
Non-cash inventory write-offs	(742)	980
Bad debt credit	(275)	(292)
Other	(372)	87

Changes in Assets and Liabilities (net of effects of disposition):
Restricted cash	169	(259)
Trade receivables	14,397	12,893
Inventories	(1,154)	8,766
Other current assets	279	2,122
Accounts payable	(18,226)	(11,472)
Other current liabilities	294	(12,285)
Accrued restructuring charges	(3,510)	(2,194)
Income taxes	(599)	(373)
Net cash used in operating activities	(18,161)	(10,297)

Cash Flows from Investing Activities:
Purchases of property and equipment	(403)	(829)
Proceeds from sale of assets	82	641
Purchases of temporary investments	(11,280)	(33,174)
Sales of temporary investments	17,420	27,464
Initial investment in ByteTaxi (net of $171 of cash)	-	(44)
Net change in other assets and other liabilities	7	(663)
Net cash provided by (used in) investing activities	5,826	(6,605)

Cash Flows from Financing Activities:
Payments on long-term debt	-	(40)
Proceeds from sales of Common Stock	34	6
Net cash provided by (used in) financing activities	34	(34)
Net Decrease in Total Cash and Cash Equivalents	(12,301)	(16,936)
Total Cash and Cash Equivalents at Beginning of Period	70,943	103,403

Total Cash and Cash Equivalents at End of Period	$ 58,642	$ 86,467

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of July 2, 2006 and December 31, 2005, the results of operations for the quarter and six month periods ended July 2, 2006 and July 3, 2005 and cash flows for the six months ended July 2, 2006 and July 3, 2005.

The results of operations for the quarter and six month periods ended July 2, 2006 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	July 2,	Dec. 31,
	2006	2005
	(In thousands)

Raw materials	$ 2,207	$ 1,942
Finished goods	27,221	25,590
	$ 29,428	$ 27,532

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarters and six month periods ending July 2, 2006 and July 3, 2005, thus there was no dilution as all outstanding options were considered anti-dilutive.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Significant Accounting Policies (Continued)

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period. The average market price of our common stock was $3.22 for the quarter ended July 2, 2006 and $3.03 for the quarter ended July 3, 2005. The average market price of our common stock was $2.98 for the six months ended July 2, 2006 and $3.85 for the six months ended July 3, 2005.

	For the Quarter Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Out of the money options	1,180,621	2,087,531	1,507,955	1,978,117

Stock Compensation Expense

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We selected the prospective method, which was one of the three transition methods allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, only those employee stock options that were granted or modified after January 1, 2003 were expensed as compensation.

Effective January 1, 2006, we adopted SFAS No. 123r, “Share-Based Payment”, (“SFAS 123r”) using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Our condensed consolidated statements of operations included $0.2 million of compensation expense related to stock-based compensation plans for the quarter ended July 2, 2006 and $0.2 million for the quarter ended July 3, 2005.

Our condensed consolidated statements of operations included $0.2 million of compensation expense related to stock-based compensation plans for the six months ended July 2, 2006 and $0.4 million for the six months ended July 3, 2005.

Under the modified prospective method, compensation expense that we recognized for the quarter and six months ended July 2, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted on or after January 1, 2006 based on the grant date fair value in accordance with the provisions of SFAS 123r. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123r. We have applied the provisions of SAB 107 in our adoption of SFAS 123r. See Note 6 for information about our various stock-based compensation plans, the impact of our adoption of SFAS 123r and the assumptions we use to calculate the fair value of share-based employee compensation.

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

Changes in our warranty liability during all periods presented were as follows:

	For the Quarter Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(In thousands)

Balance at beginning of period	$ 4,455	$ 5,462	$ 4,973	$ 5,537
Accruals/additions	942	1,261	1,637	3,370
Claims	(1,320)	(1,597)	(2,533)	(3,781)
Balance at end of period	$ 4,077	$ 5,126	$ 4,077	$ 5,126

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1) Significant Accounting Policies (Continued)

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

(2) Income Taxes

For the quarter ended July 2, 2006, we recorded a net income tax benefit of $0.8 million on a pre-tax loss of $11.2 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

For the quarter ended July 3, 2005, we recorded an income tax benefit of $0.1 million on a pre-tax loss from continuing operations of $6.4 million. The statutory tax benefit of $2.5 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax benefit of $0.1 million was comprised of small adjustments related to deferred taxes.

For the six months ended July 2, 2006, we recorded an income tax benefit of $2.2 million on a pre-tax loss of $16.8 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charges recognized, minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns and the accrual of foreign income and capital taxes.

For the six months ended July 3, 2005, we recorded an income tax benefit of $0.6 million on a pre-tax loss from continuing operations of $12.8 million. The statutory tax benefit of $5.0 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.6 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.2 million of various adjustments related to deferred taxes.

We have recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at July 2, 2006 related to such foreign tax contingencies and related interest accruals was $13.7 million.

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

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world until June 30, 2006. As of July 1, 2006, due to the European Union Restriction of Hazardous Substances (“RoHS”), Zip drives can only be sold in countries outside of the European Union. Zip disks continue to be sold worldwide.

Our Consumer Storage Solutions (“CSS”) segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, Mini USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment primarily on HDD products.

Business Products

The Business Products category is comprised of the REV Products and the Network Storage Systems segments.

The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The first generation REV drives are removable hard disk storage systems with a native capacity of 35 gigabytes (“GB” – where 1 gigabyte equals 1 billion bytes) and up to 90GB of compressed capacity. The first generation REV products began shipping in April 2004. During July 2006, we announced the availability of the next generation REV 70 products. The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.

The Network Storage Systems (“NSS”) segment consists primarily of the development, distribution and sale of Network Attached Storage servers and the Network HDD Drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end Network Attached Storage market.

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

Product Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product lines on a direct approach or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and certain extraordinary costs.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3) Business Segment Information (Continued)

The information in the following table was derived directly from the segments’ internal financial information used for corporate management purposes. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives classification change.

Reportable Operating Segment Information:

	For the Quarter Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(In thousands)
Sales:
Consumer Products:
Zip Products	$ 7,793	$ 16,778	$ 19,436	$ 36,923
Consumer Storage Solutions	20,150	32,288	51,682	67,164
Total Consumer Products	27,943	49,066	71,118	104,087
Business Products:
REV Products	8,889	11,141	19,668	23,234
Network Storage Systems	3,395	4,989	8,251	10,329
Total Business Products	12,284	16,130	27,919	33,563
Other Products	425	516	696	974
Total Sales	$ 40,652	$ 65,712	$ 99,733	$ 138,624

Product Operating Income (Loss):
Consumer Products:
Zip Products	$ 48	$ 4,939	$ 1,107	$ 11,430
Consumer Storage Solutions	(4,723)	(7,611)	(9,922)	(15,276)
Total Consumer Products	(4,675)	(2,672)	(8,815)	(3,846)
Business Products:
REV Products	(3,759)	(3,429)	(5,375)	(7,391)
Network Storage Systems	33	(538)	420	(1,088)
Total Business Products	(3,726)	(3,967)	(4,955)	(8,479)
Other Products	1,106	477	1,163	490
Non-Restructuring charges	-	-	(995)	-
Restructuring (charges) reversals	(4,291)	41	(4,569)	(194)
Total Operating Loss	$ (11,586)	$ (6,121)	$ (18,171)	$ (12,029)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges

We currently have restructuring reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

	July 2,	Dec. 31,
	2006	2005
	(In thousands)

Other Current Liabilities:
Third Quarter 2001 restructuring actions	$ 2,455	$ 1,434
2003 restructuring actions	448	887
2004 restructuring actions	179	346
2005 restructuring actions	387	1,738
2006 restructuring actions	2,092	-
Total	$ 5,561	$ 4,405

Fixed Asset Reserves:
Third Quarter 2001 restructuring actions	$ 2	$ 74
2003 restructuring actions	116	117
2004 restructuring actions	-	145
2005 restructuring actions	193	259
2006 restructuring actions	77	-
Total	$ 388	$ 595

During the second quarter of 2006, we recorded net restructuring charges of $4.3 million of which $1.5 million related to the 2001 restructuring actions; a $0.1 million release related to the 2004 restructuring actions and $2.9 million related to the 2006 restructuring actions.

During the first quarter of 2006, we recorded restructuring charges of $0.3 million related to the 2006 restructuring actions.

These charges are described below under their respective caption.

2006 Restructuring Actions

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

During the second quarter of 2006, we recorded additional restructuring charges of $2.9 million as follows: a cash charge of $2.7 million for severance and benefits for approximately 90 personnel worldwide who were notified during the second quarter of 2006 that their positions were being eliminated; $0.1 million for miscellaneous IT contracts and licenses; and $0.1 million for excess building assets associated with the shutdown of the Toronto, Canada facility.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 90 impacted personnel worldwide, approximately 20 employees are on transition into the third quarter of 2006, primarily in Europe due to legal notice requirements.

As of July 2, 2006, we have made $ 1.0 million in cumulative cash payments related to the 2006 restructuring charges.

The breakdown of the 2006 restructuring charges and utilization of and other activity related to the 2006 restructuring reserves during the quarter ended July 2, 2006 are summarized below:

	Balance				Foreign	Balance
			Utilization		Currency
2006 Restructuring Actions	4/2/2006	Additions	Cash	Non-Cash	Changes	7/2/2006
	(In thousands)

Severance and benefits (a)	$ 327	$ 2,752	$ (1,000)	$ -	$ (15)	$ 2,064
Miscellaneous items (a) (b)	-	83	-	(55)	-	28
Lease termination costs (a)	-	9	(9)	-	-	-
Lease related assets (b)	-	80	-	(3)	-	77
	$ 327	$ 2,924	$ (1,009)	$ (58)	$ (15)	$ 2,169

Balance Sheet Breakout:
Other current liabilities (a)	$ 327	$ 2,789	$ (1,009)	$ -	$ (15)	$ 2,092
Fixed asset and other asset reserves (b)	-	135	-	(58)	-	77
	$ 327	$ 2,924	$ (1,009)	$ (58)	$ (15)	$ 2,169

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Utilization of and other activity related to the 2006 restructuring reserves during the six months ended July 2, 2006 are summarized below:

	Balance				Foreign	Balance
			Utilization		Currency
2006 Restructuring Actions	12/31/2005	Additions	Cash	Non-Cash	Changes	7/2/2006
	(In thousands)

Severance and benefits (a)	$ -	$ 3,079	$ (1,000)	$ -	$ (15)	$ 2,064
Miscellaneous items (a) (b)	-	83	-	(55)	-	28
Lease termination costs (a)	-	9	(9)	-	-	-
Lease related assets (b)	-	80	-	(3)	-	77
	$ -	$ 3,251	$ (1,009)	$ (58)	$ (15)	$ 2,169

Balance Sheet Breakout:
Other current liabilities (a)	$ -	$ 3,116	$ (1,009)	$ -	$ (15)	$ 2,092
Fixed asset and other asset reserves (b)	-	135	-	(58)	-	77
	$ -	$ 3,251	$ (1,009)	$ (58)	$ (15)	$ 2,169

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

The majority of the remaining severance and benefits reserved at July 2, 2006 is anticipated to be paid in the third quarter of 2006 with the exception of the Vice President level employees for which severance is generally paid on a continuous payroll basis.

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

During the second quarter of 2006, we recorded an additional charge of $0.2 million for a change in sublease estimates on a building vacated last fall. This charge was basically offset by a release of excess reserves associated with negotiating lower contract cancellation payments.

We have made $4.8 million in cumulative cash payments in 2005 and 2006 related to the 2005 restructuring actions, of which $0.8 million was disbursed during the first quarter of 2006 and $0.5 million was disbursed in the second quarter of 2006.

Remaining restructuring reserves of $0.4 million are included in our accrued restructuring charges and $0.2 million are included in our fixed asset reserves at July 2, 2006. Utilization of and other activity related to the 2005 restructuring reserves during the quarter ended July 2, 2006 are summarized below:

2005 Restructuring Actions	Balance	Utilized			Reversals	Balance
	4/2/2006	Cash	Non-Cash	Additions		7/2/06
	(In thousands)

Severance and benefits (a)	$ 152	$ (137)	$ -	$ -	$ (2)	$ 13
Contract termination costs (b)	413	(193)	-	-	(137)	83
Lease termination costs (a)	287	(146)	-	150	-	291
Lease related assets (b)	227	-	(34)	-	-	193
	$ 1,079	$ (476)	$ (34)	$ 150	$ (139)	$ 580

Balance Sheet Breakout:
Other current liabilities (a)	$ 852	$ (476)	$ -	$ 150	$ (139)	$ 387
Fixed asset reserves (b)	227	-	(34)	-	-	193
	$ 1,079	$ (476)	$ (34)	$ 150	$ (139)	$ 580

(a)	Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Utilization of and other activity related to the 2005 restructuring reserves during the six months ended July 2, 2006 are summarized below:

2005 Restructuring Actions	Balance	Utilized			Reversals	Balance
	12/31/2005	Cash	Non-Cash	Additions		7/2/06
	(In thousands)

Severance and benefits (a)	$ 681	$ (603)	$ -	$ 4	$ (69)	$ 13
Contract termination costs (b)	670	(450)	-	-	(137)	83
Lease termination costs (a)	387	(246)	-	150	-	291
Lease related assets (b)	259	-	(66)	-	-	193
	$ 1,997	$ (1,299)	$ (66)	$ 154	$ (206)	$ 580

Balance Sheet Breakout:
Other current liabilities (a)	$ 1,738	$ (1,299)	$ -	$ 154	$ (206)	$ 387
Fixed asset reserves (b)	259	-	(66)	-	-	193
	$ 1,997	$ (1,299)	$ (66)	$ 154	$ (206)	$ 580

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008. We have entered into a sublease agreement on the leased facility that expires in 2008. The majority of the lease-related assets will be utilized by the tenant who is subleasing the facility. The remaining assets are anticipated to be disposed of during the second half of 2006. The remaining contract cancellation payments are being made on their regular payment installments.

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

During the second quarter of 2006, we released an excess reserve for $0.1 million associated with higher than expected proceeds from the sale of furniture.

As of July 2, 2006, we have made $3.6 million in cumulative cash payments related to the 2004 restructuring actions, of which $0.2 million was disbursed during the first quarter of 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North America, $0.4 million was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. Of the 117 individuals worldwide, 14 employees worked on a transition basis into the first quarter of 2005 and one additional employee worked into the second quarter of 2005. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service and job level and included health insurance continuance payments. Separation payments, for most employees, were made after the last day of employment and after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our downsizing. None of these charges were allocated to any of the business product segments. All but the $0.4 million of excess furniture charges was paid in cash.

Remaining restructuring reserves of $0.2 million are included in our other current liabilities as of July 2, 2006. Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended July 2, 2006 are summarized below:

	Balance	Utilized			Foreign	Balance
				Addition	Currency
2004 Restructuring Actions	4/2/2006	Cash	Non-Cash	(Reversal)	Changes	7/2/2006
(In thousands)

Severance and benefits (a)	$ -	$ -	$ -	$ -	$ -	$ -
Lease termination costs (a)	205	(26)	-	-	-	179
Furniture (b)	145	-	-	(145)	-	-
	$ 350	$ (26)	$ -	$ (145)	$ -	$ 179

Balance Sheet Breakout:
Other current liabilities (a)	$ 205	$ (26)	$ -	$ -	$ -	$ 179
Fixed asset reserves (b)	145	-	-	(145)	-	-
	$ 350	$ (26)	$ -	$ (145)	$ -	$ 179

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Utilization of and other activity relating to the 2004 restructuring charges during the six months ended July 2, 2006 are summarized below:

	Balance	Utilized			Foreign	Balance
				Addition	Currency
2004 Restructuring Actions	12/31/2005	Cash	Non-Cash	(Reversal)	Changes	7/2/2006
(In thousands)

Severance and benefits (a)	$ -	$ (14)	$ -	$ 14	$ -	$ -
Lease termination costs (a)	346	(167)	-	-	-	179
Furniture (b)	145	-	-	(145)	-	-
	$ 491	$ (181)	$ -	$ (131)	$ -	$ 179

Balance Sheet Breakout:
Other current liabilities (a)	$ 346	$ (181)	$ -	$ 14	$ -	$ 179
Fixed asset reserves (b)	145	-	-	(145)	-	-
	$ 491	$ (181)	$ -	$ (131)	$ -	$ 179

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and, of these facilities, the last sublease expires in 2008. We have subleased the facility for which our lease expires in 2008.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

During 2005, we recorded an additional $1.1 million in restructuring charges related to the 2003 restructuring actions due to our inability to sublease a facility because of market conditions in Roy, Utah.

Remaining restructuring reserves of $0.4 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at July 2, 2006. Utilization of and other activity relating to the 2003 restructuring reserves during the quarter ended July 2, 2006 are summarized below:

	Balance	Utilized			Balance
2003 Restructuring Actions	4/2/2006	Cash	Non-Cash	Additions	7/2/2006
	(In thousands)

Severance and benefits (a)	$ 2	$ -	$ -	$ -	$ 2
Lease termination costs (a)	668	(222)	-	-	446
Furniture (b)	117	-	(1)	-	116
	$ 787	$ (222)	$ (1)	$ -	$ 564

Balance Sheet Breakout:
Accrued restructuring charges (a)	$ 670	$ (222)	$ -	$ -	$ 448
Fixed asset reserves (b)	117	-	(1)	-	116
	$ 787	$ (222)	$ (1)	$ -	$ 564

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Utilization of and other activity relating to the 2003 restructuring reserves during the six months ended July 2, 2006 are summarized below:

	Balance	Utilized			Balance
2003 Restructuring Actions	12/31/2005	Cash	Non-Cash	Additions	7/2/2006
	(In thousands)

Severance and benefits (a)	$ 2	$ -	$ -	$ -	$ 2
Lease termination costs (a)	885	(439)	-	-	446
Furniture (b)	117	-	(1)	-	116
	$ 1,004	$ (439)	$ (1)	$ -	$ 564

Balance Sheet Breakout:
Accrued restructuring charges (a)	$ 887	$ (439)	$ -	$ -	$ 448
Fixed asset reserves (b)	117	-	(1)	-	116
	$ 1,004	$ (439)	$ (1)	$ -	$ 564

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

During the second quarter of 2006, we recorded an additional charge of $1.5 million for a change in sublease estimates due to poor market conditions in the Roy, Utah area for this type of facility.

Remaining restructuring reserves of $2.5 million are included in our other current liabilities as of July 2, 2006. Utilization of and other activity related to the 2001 restructuring reserves during the quarter ended July 2, 2006 is summarized below:

	Balance	Utilized			Balance
2001 Restructuring Actions	4/2/2006	Cash	Non-Cash	Additions	7/2/2006
(In thousands)

Lease cancellations (a)	$ 1,174	$ (219)	$ -	$ 1,500	$ 2,455
Leasehold improvements and furniture (b)	64	-	(62)	-	2
	$ 1,238	$ (219)	$ (62)	$ 1,500	$ 2,457

Balance Sheet Breakout:
Other current liabilities (a)	$ 1,174	$ (219)	$ -	$ 1,500	$ 2,455
Fixed asset reserves (b)	64	-	(62)	-	2
	$ 1,238	$ (219)	$ (62)	$ 1,500	$ 2,457

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4) Restructuring Charges (Continued)

Utilization of and other activity related to the 2001 restructuring reserves during the six months ended July 2, 2006 is summarized below:

	Balance	Utilized			Balance
2001 Restructuring Actions	12/31/2005	Cash	Non-Cash	Additions	7/2/2006
(In thousands)

Lease cancellations (a)	$ 1,434	$ (479)	$ -	$ 1,500	$ 2,455
Leasehold improvements and furniture (b)	74	-	(72)	-	2
	$ 1,508	$ (479)	$ (72)	$ 1,500	$ 2,457

Balance Sheet Breakout:
Other current liabilities (a)	$ 1,434	$ (479)	$ -	$ 1,500	$ 2,455
Fixed asset reserves (b)	74	-	(72)	-	2
	$ 1,508	$ (479)	$ (72)	$ 1,500	$ 2,457

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis which our lease expires in 2009.

(5) Commitments and Contingencies

Litigation

There are no material legal proceedings to which we are a party. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material impact on our results of operations, business or financial condition.

(6) Stockholders’ Equity

Share-Based Compensation Plan

Stock Incentive Plan

Our 1997 Stock Incentive Plan (the “1997 Plan”) provides for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, we may grant options for up to 4,100,000 shares of Common Stock to our officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of our Common Stock as of the date of grant, subject to certain limitations. Options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions which can be granted with a term of up to eleven years.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Stockholders’ Equity (Continued)

Director Stock Option Plans

We have a 1995 Director Stock Option Plan (the “1995 Director Plan”) and a 2005 Director Stock Option Plan (the “2005 Director Plan”). The 1995 Director Plan expired on April 25, 2005 and no further options may be granted under this plan; however, all outstanding options under the 1995 Director Plan remain in effect. The 2005 Director Plan was approved by our shareholders to replace the 1995 Director Plan. Under the 2005 Director Plan, we may grant options for up to 500,000 shares of Common Stock. The 2005 Director Plan provides for the grant to each non-employee Director of our Company, upon his or her initial election as a Director, an option to purchase 20,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Meeting beginning with the 2006 Annual Meeting provided such optionee has been a Director for the preceding six months. All options granted under these plans are NSOs. All options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of our Company. Under these plans, the exercise price per share of the option is equal to the fair market value of our Common Stock on the date of grant of the option. Any options granted under these plans must be exercised no later than ten years from the date of grant. All plans are described more fully in our 2005 Annual Report on Form 10-K.

Impact of the Adoption of SFAS 123r

See Note 1 for a description of our adoption of SFAS 123r on January 1, 2006. During the first quarter of 2006, we reduced our stock based compensation by $0.1 million due to a change in the estimated forfeiture rate as required by SFAS 123r. The $0.1 million reduction of the stock based compensation cost did not have a material impact upon the basic and diluted earnings per share calculation.

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

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-valuation model on the market yield in effect at the time of option grant provided from the Federal Reserve Board’s Statistical Releases and Historical Publications from the Treasury constant maturities rates for the equivalent remaining terms.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Stockholders’ Equity (Continued)

Dividends. We do not have plans to pay cash dividends in the future. Therefore, we use an expected dividend yield of zero in the Black-Scholes option-valuation model.

Forfeitures. SFAS 123r requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. In calculating the forfeiture rates used in the Black-Scholes option-valuation model, we have excluded options that were significantly out of the money, primarily because they relate to older, fully vested awards.

We used the following assumptions to estimate the fair value of options granted for the quarter and six months ended July 2, 2006 and July 3, 2005:

	For the Quarter Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Assumption

Average expected term (in years)	3.9	3.4	3.9	3.4
Expected stock price volatility	55%	45%	59%	48%
Risk-free interest rate (range)	4.5-5.1%	3.8%	4.3-5.1%	3.3-3.8%
Expected dividends	zero	zero	zero	zero
Forfeiture rate	27%	18%	27%	18%

Stock Option Activity and Share-Based Compensation Expense

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans at July 2, 2006 and their respective weighted average exercise prices and certain weighted average fair values:

		Weighted
	Shares	Average
	(000’s)	Exercise Price

Outstanding at beginning of year	3,028	$ 4.63
Granted (1)	1,088	2.98
Exercised	(13)	2.56
Forfeited / Cancelled / Expired (2)	(902)	4.28
Outstanding at end of quarter (3)	3,201	4.18
Options exercisable at quarter-end	1,106	6.20

(1)	The weighted average fair value of options granted was $1.60 for the quarter ended July 2, 2006 and $1.45 for the six months ended July 2, 2006.

(2)	The weighted average fair value of options forfeited / cancelled / expired during the six months ended July 2, 2006 was $1.58.
(3)

The weighted average exercise prices of all stock options outstanding include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1997 Plan and the 1995 Director Plan.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6) Stockholders’ Equity (Continued)

The following table summarizes information about awards outstanding under all stock option plans at July 2, 2006:

	Outstanding				Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Remaining	Average	Intrinsic
	(000’s)	Contractual	Exercise	Value	(000’s)	Contractual	Exercise	Value
Range of Exercise Prices	Outstanding	Life	Price	(000’s)	Outstanding	Life	Price	(000’s)

$0.03 to $2.48	609	7.7 years	$ 2.20	$ 349	316	6.6 years	$ 2.01	$ 243
$2.62 to $3.87	1,709	9.4 years	2.99	148	159	7.0 years	3.11	1
$4.42 to $6.00	565	8.0 years	4.68	-	327	8.0 years	4.69	-
$6.26 to $9.30	107	5.6 years	8.52	-	93	5.3 years	8.85	-
$9.50 to $14.22	118	4.2 years	13.47	-	118	4.2 years	13.47	-
$14.38 to $41.25	93	2.7 years	19.22	-	93	2.7 years	19.22	-
	3,201	8.3 years	4.18	$ 497	1,106	6.4 years	6.20	$ 244

We defined “in-the-money” options at July 2, 2006 as options that had exercise prices that were lower than the $2.98 average close market price of our common stock for the six months ended July 2, 2006. The aggregate intrinsic value of options outstanding at July 2, 2006 is calculated by taking the difference between the exercise price of the underlying options and the market price of our common stock for the 1,692,943 shares that were in-the-money at that date. There were 366,568 in-the-money options exercisable at July 2, 2006. The total intrinsic value of options exercised during the quarter and the six months ended July 2, 2006 was immaterial.

At July 2, 2006, our non-vested stock awards totaled 2,094,424 and had a weighted average grant date fair value of $1.30. At December 31, 2005, our non-vested stock awards totaled 2,133,677 and had a weighted average grant date fair value of $1.01. At July 2, 2006, options that vested during the last six months totaled 334,603 and had a weighted average fair value of $1.40.

Our total net share-based compensation expense for stock options was $0.2 million for the quarter and the six months ended July 2, 2006. The total tax benefit related to this share-based compensation was immaterial for the quarter and six months ended July 2, 2006. The total net share-based compensation expense for the quarter and six months ended July 2, 2006 was recorded in selling, general and administrative expenses in the statement of operations.

As of July 2, 2006, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.5 years.

Cash received from option exercises under all share-based payment arrangements was less than $0.1 million for the quarter and six months ended July 2, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements were immaterial for the quarter and six months ended July 2, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7) Other Matters

Other Intangible Assets

At July 2, 2006, our intangible asset was fully amortized.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

	July 2,	Dec. 31,
	2006	2005
	(In thousands)
Other Intangible Assets:
Gross value (1)	$ -	$ 8,791
Accumulated amortization	-	(8,095)
Net intangible assets	$ -	$ 696

(1) During the second quarter of 2006, a technology license expired and was retired.

Goodwill Impairment

We have performed the interim impairment test due to indications of impairment as required under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and have determined that our goodwill, all of which is associated with the Zip product line, was impaired at July 2, 2006. This test compares our Zip specific assets (inventory) to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. The estimated discounted, future cash flows were not adequate to cover the carrying value of Zip goodwill as of July 2, 2006. As a result, impairment charges of $2.3 million and $5.4 million were recorded as a separate component of operating expenses for the quarter and six month period ended July 2, 2006, respectively. We also anticipate additional non-cash goodwill impairment charges as the expected future Zip cash flows continue to decline.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8) Subsequent Event

On July 10, 2006, we entered into a definitive agreement with CSCI, Inc. (“CSCI”), a California corporation, and its shareholders, to acquire CSCI by merging a newly formed subsidiary of Iomega with and into CSCI. As a result, CSCI will become a wholly owned subsidiary of Iomega. CSCI is engaged in the managed security services and IT systems integration business. Under the agreement, we agreed to pay $4.5 million in cash, minus the amount of CSCI’s costs relating to the transaction and issue approximately $7.0 million of Iomega common stock. We have also promised to make certain additional incentive payments, totaling approximately $1.0 million in cash, primarily for the purpose of retaining CSCI’s owners. The proposed transaction is subject to certain closing conditions, including the issuance of a permit to Iomega by the California Department of Corporations for the distribution of common stock to certain individuals. Other conditions to our obligations to complete the acquisition include retention of certain employees of CSCI, absence of dissenting shares, absence of any material adverse effect on CSCI since the date of the agreement and other customary closing conditions.

CSCI’s business consists of IT systems integration and also selling managed security services under the OfficeScreen® trademark, so as to manage and/or provide secure wide-area networks for small- or medium-sized businesses in return for a monthly service fee. CSCI employs approximately 20 people and is based in San Diego, California.

The transaction agreement provides for a portion of the transaction consideration, consisting of $0.6 million in cash and $0.6 million in shares of Iomega common stock, to be held in escrow for 18 months following the transaction closing date, as partial security for the indemnification obligations of shareholders of CSCI to us. In addition, the agreement provides for an additional special $0.5 million escrow, half cash and half stock to be established for certain matters if insurance coverage for those matters is not procured. Further, the two owners of CSCI have promised additional indemnity to Iomega above the escrow amounts. We have agreed to indemnify the shareholders of CSCI for breaches by us of our representations, warranties, covenants and agreements in the merger agreement, on terms specified therein, for a total not to exceed $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Iomega designs and markets products that help our customers store and protect their valuable digital information. Our reportable segments are based primarily on the nature of our products and include Zip® Products, Consumer Storage Solutions (“CSS”) Products, REV® Products, Network Storage Systems (“NSS”) Products and Other Products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs throughout the world until June 30, 2006. As of July 1, 2006, due to the European Union Restriction of Hazardous Substances (“RoHS”), Zip drives can only be sold in countries outside of the European Union. Zip disks continue to be sold worldwide. The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard drives (“HDD”), CD-RW drives, DVD rewritable drives, Mini USB flash drives and external floppy disk drives. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and network HDD drives in the entry-level and low-end network attached storage market. The Other Products segment consists of license and patent fee income and products that have been discontinued or are otherwise immaterial, including Jaz disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Products segment has been the largest contributor to our product operating income. As the Zip business has approached the end of its product life cycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue. In recent years, we have invested significant efforts and dollars on the development of the first generation REV products, which were launched in the second quarter of 2004. In the second quarter of 2006, sales of REV products exceeded Zip product sales, however, REV products have continued to lose money. In July of 2006, we announced the availability of our next generation REV 70 products. The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses. Sales of the CSS business segment exceeds Zip product sales. However, our CSS business segment has not been profitable at the product operating income level. The NSS segment was only slightly profitable for the quarter ended July 2, 2006.

As part of an ongoing effort to return to profitability, we announced a restructuring plan on April 27, 2006, which will be implemented through the third quarter of 2006. The restructuring plan is part of an effort to reduce costs and simplify our organizational structure. We anticipate $20 million to $25 million in annual savings from these restructuring actions compared to the first quarter 2006 run rates.

During the first quarter of 2006, we established certain business goals to: (1) complete development of and launch the higher capacity, next generation REV products; (2) improve HDD product gross margins through sourcing changes, new products and other cost reductions; (3) focus on growing our REV product sales through system integrator programs to generate awareness, server OEM transactions and adoption in targeted vertical markets such as the professional audio/video market; and (4) evaluate other strategic opportunities in the small business market segment to facilitate long term growth.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During 2006, we have made steady progress toward these goals with the cost reductions associated with the April restructuring actions, the launch of our new REV 70 Backup Drive in July, the launch of newly designed lower cost external HDD products in August, and the announcement of our intention to enter the managed services market and definitive agreement to acquire CSCI, Inc. Notwithstanding these accomplishments, there can be no assurance that we will achieve or be able to sustain these results.

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

Results of Operations

Our net loss for the quarter ended July 2, 2006 was $10.4 million, or $0.20 per share, compared with a net loss of $6.4 million, or $0.12 per share, for the quarter ended July 3, 2005.

Our net loss for the six months ended July 2, 2006 was $14.6 million, or $0.28 per share, compared with a net loss of $12.3 million, or $0.24 per share, for the six months ended July 3, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended July 2, 2006 declined primarily due to lower CSS and Zip product sales. All prior period amounts have been reclassified to reflect the Network HDD drives classification change from the CSS segment in the Consumer Products category to NSS.

	For the Quarter Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Zip Products	$ 7,793	$ 16,778	$ (8,985)	(54)%
Consumer Storage Solutions	20,150	32,288	(12,138)	(38)
Total Consumer Products	27,943	49,066	(21,123)	(43)
Business Products:
REV Products	8,889	11,141	(2,252)	(20)
Network Storage Systems	3,395	4,989	(1,594)	(32)
Total Business Products	12,284	16,130	(3,846)	(24)
Other Products	425	516	(91)	(18)
Total Sales	$ 40,652	$ 65,712	$ (25,060)	(38)%

Zip product sales continued their expected decline for the quarter ended July 2, 2006, both in terms of units and sales dollars. The $12.1 million lower CSS sales resulted from $4.8 million of lower Optical, $3.7 million of lower Mini USB flash drive, $2.6 million of lower HDD drives and $1.0 million of lower floppy external drive sales. The sales decreases for Optical and Mini USB flash drives were primarily as a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines.

Our sales by region for the quarters ended July 2, 2006 and July 3, 2005 are shown in the table below:

For the Quarter Ended

	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$ 17,678	$ 32,874	$ (15,196)	(46)%
Europe	19,957	27,973	(8,016)	(29)
Asia Pacific	3,017	4,865	(1,848)	(38)
Total	$ 40,652	$ 65,712	$ (25,060)	(38)%

Percent of Total Sales:
Americas (includes Latin America)	44%	50%
Europe	49	43
Asia Pacific	7	7
Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower CSS, Zip and NSS product sales. The decrease in sales dollars in Europe was primarily due to lower CSS, Zip and REV product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower CSS and Zip product sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

As shown in the table below, total sales for the six months ended July 2, 2006 declined primarily due to lower Zip and CSS product sales. All prior period amounts have been reclassified to reflect the Network HDD drives classification change from the CSS segment in the Consumer Products category to NSS.

	For the Six Months Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Zip Products	$ 19,436	$ 36,923	$ (17,487)	(47)%
Consumer Storage Solutions	51,682	67,164	(15,482)	(23)
Total Consumer Products	71,118	104,087	(32,969)	(32)
Business Products:
REV Products	19,668	23,234	(3,566)	(15)
Network Storage Systems	8,251	10,329	(2,078)	(20)
Total Business Products	27,919	33,563	(5,644)	(17)
Other Products	696	974	(278)	(28)
Total Sales	$ 99,733	$ 138,624	$ (38,891)	(28)%

Zip product sales continued their expected decline for the six months ended July 2, 2006, in terms of both units and sales dollars. The $15.5 million lower CSS sales resulted from $11.0 million of lower Optical, $8.9 million of lower Mini USB flash drive and $1.8 million of lower floppy external drive sales, partially offset by $6.4 million of higher HDD product sales. The sales decreases for Optical and Mini USB flash drives were primarily a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines.

Our sales by region for the six months ended July 2, 2006 and July 3, 2005 are shown in the table below:

	For the Six Months Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$ 44,045	$ 66,652	$ (22,607)	(34)%
Europe	49,015	62,302	(13,287)	(21)
Asia Pacific	6,673	9,670	(2,997)	(31)
Total	$ 99,733	$ 138,624	$ (38,891)	(28)%

Percent of Total Sales:
Americas (includes Latin America)	44%	48%

Europe	49	45
Asia Pacific	7	7
Total	100%	100%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

The decrease in sales dollars in the Americas was primarily due to lower Zip, CSS and REV product sales. The decrease in sales dollars in Europe was primarily from lower CSS and Zip product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip and CSS product sales.

Gross Margin

Our gross margin details for the quarters ended July 2, 2006 and July 3, 2005 are shown in the table below:

	For the Quarter Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$ 6,793	$ 13,503	$ (6,710)	(50)%
Total Gross Margin (%)	16.7%	20.5%

Total gross margin dollars for the quarter ended July 2, 2006 decreased primarily due to lower overall sales, a lower proportion of Zip product sales, partially offset by lower overhead costs due to the past restructuring and other actions and higher CSS margin dollars. The lower gross margin percentage for the quarter ended July 2, 2006 was primarily due to $1.5 million of non-restructuring charges for supplier obligations and inventory reserves related to the RoHS initiative and moving to a new, low-cost external hard disk drive product line and supply chain and a $0.6 million expense for previously committed non recurring engineering (“NRE”) charges associated with the REV product line.

The Zip product gross margin percentage decreased slightly during the quarter ended July 2, 2006. Total Zip product gross margin dollars decreased due to lower Zip product sales.

The CSS product gross margins increased slightly in terms of dollars and percentage during the quarter ended July 2, 2006, primarily from an improvement in material costs and lower variable overhead costs.

The REV product gross margins declined in terms of dollars and percentage for the quarter ended July 2, 2006. The decline was primarily due to the impact of the non-restructuring charges for supplier obligations and inventory reserves and a $0.6 million expense for previously committed NRE charges described above.

The NSS product gross margins declined in terms of dollars due to lower sales but increased in terms of percentage for the quarter ended July 2, 2006. The increase in gross margin percentage was primarily due to higher margin product mix and lower material costs.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Our gross margin details for the six months ended July 2, 2006 and July 3, 2005 are shown in the table below:

	For the Six Months Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$ 18,594	$ 30,030	$ (11,436)	(38)%
Total Gross Margin (%)	18.6%	21.7%

Total gross margin dollars for the six months ended July 2, 2006 decreased primarily due to lower overall sales and a lower proportion of Zip product sales and the non-restructuring supplier claims and inventory charges and NRE charges described above. The gross margin percentage declined primarily due to a lower proportion of Zip product sales, the impact of the non-restructuring and NRE charges and a lower REV margin percentage, slightly offset by a higher NSS margin percentage.

Zip product gross margin dollars decreased for the six months ended July 2, 2006 when compared to the six months ended July 3, 2005, primarily as a result of lower Zip product sales. The Zip gross margin percentage decreased slightly from 53% for the six months ended July 3, 2005 to 52% for the six months ended July 2, 2006.

The REV product gross margins declined in terms of dollars and percentage for the six months ended July 2, 2006, primarily due to the impact of the non-restructuring and NRE charges described above.

The NSS gross margin dollars decreased during the six months ended July 2, 2006 primarily due to lower NSS product sales. The NSS gross margin percentage improved during the six months ended July 2, 2006 primarily from lower overhead expenses and higher margin product mix.

Future gross margin percentages will depend on a wide variety of factors, including those discussed in the section entitled, “Risk Factors” in Item 1A of Part II in this Form 10-Q filing. We can provide no assurance that we will be able to improve gross margins in any subsequent quarter or year.

Product Segment Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product lines on a direct approach or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and certain extraordinary costs.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

Our product operating income (loss) details for the quarters ended July 2, 2006 and July 3, 2005 are shown in the table below. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives classification change.

	For the Quarter Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Zip Products	$ 48	$ 4,939	$ (4,891)	(99)%
Consumer Storage Solutions	(4,723)	(7,611)	2,888	38
Total Consumer Products	(4,675)	(2,672)	(2,003)	(75)
Business Products:
REV Products	(3,759)	(3,429)	(330)	(10)
Network Storage Systems	33	(538)	571	106
Total Business Products	(3,726)	(3,967)	241	6
Other Products	1,106	477	629	132
Restructuring (charges) reversals	(4,291)	41	(4,332)	n/a
Total Operating Loss	$ (11,586)	$ (6,121)	$ (5,465)	(89)%

The decrease in Zip product operating income resulted primarily from the $2.3 million non-cash goodwill impairment charge and from lower sales. Zip product operating income as a percentage of Zip product sales decreased to less than 1% for the quarter ended July 2, 2006 from 29% for the quarter ended July 3, 2005 due to the goodwill impairment charge. We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle. We also anticipate additional non-cash goodwill impairment charges as the expected future Zip cash flows continue to decline. There is $6.3 million of goodwill related to the Zip product line on the balance sheet at July 2, 2006.

The CSS product operating loss as a percentage of CSS product sales was a negative 23% for the quarter ended July 2, 2006 and was basically flat when compared to the second quarter of 2005.

The REV product operating loss as a percentage of REV product sales was a negative 42% for the quarter ended July 2, 2006 compared to a negative 31% for the quarter ended July 3, 2005. The REV product operating loss for the quarter ended July 2, 2006 resulted primarily from the impact of the non-restructuring charges for supplier obligations and inventory reserves and $0.6 million for previously committed NRE charges described above, partially offset by lower research and development expenses.

The NSS product operating income as a percentage of NSS product sales improved to a positive 1% for the quarter ended July 2, 2006 compared with a negative 11% of product sales for the quarter ended July 3, 2005. The improved NSS product operating income for the quarter ended July 2, 2006 resulted primarily from lower selling and marketing expenses, and lower general and administrative expenses. Additionally, the second quarter of 2005, included inventory charges for slow moving inventory which accounted for approximately 3% of the NSS operating loss. Other Products product operating income improved for the quarter ended July 2, 2006 compared to the quarter ended July 3, 2005, primarily from the sale of certain patents.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

Our product operating income (loss) details for the six months ended July 2, 2006 and July 3, 2005 are shown in the table below. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives classification change.

	For the Six Months Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Zip Products	$ 1,107	$ 11,430	$ (10,323)	(90)%
Consumer Storage Solutions	(9,922)	(15,276)	5,354	35
Total Consumer Products	(8,815)	(3,846)	(4,969)	(129)
Business Products:
REV Products	(5,375)	(7,391)	2,016	27
Network Storage Systems	420	(1,088)	1,508	139
Total Business Products	(4,955)	(8,479)	3,524	42
Other Products	1,163	490	673	137
Non-Restructuring charges	(995)	-	(995)	(100)
Restructuring (charges) reversals	(4,569)	(194)	(4,375)	n/a
Total Operating Loss	$ (18,171)	$ (12,029)	$ (6,142)	(51)%

The decrease in Zip product operating income resulted primarily from the $5.4 million non-cash goodwill impairment charges and from lower sales. Zip product operating income as a percentage of Zip product sales decreased to 6% for the six months ended July 2, 2006 from 31% for the six months ended July 3, 2005 due to the goodwill impairment charges.

CSS product operating loss as a percentage of CSS product sales improved to a negative 19% for the six months ended July 2, 2006 from a negative product operating loss of 23% of product sales for the six months ended July 3, 2005. The improved CSS product operating loss percentage resulted primarily from lower selling and marketing expenses, lower general and administrative expenses and benefited from $0.7 million of releases of certain accruals, based on changes in estimates, relating to freight accruals and marketing program utilizations. The six months ended July 3, 2005 included a $1.5 million benefit from a change in estimated copyright royalty accruals in Europe.

The REV product operating loss as a percentage of REV product sales improved to a negative 27% for the six months ended July 2, 2006 compared to a negative 32% for the six months ended July 3, 2005. The improved REV product operating loss for the six months ended July 2, 2006 resulted primarily from lower research and development expenses and selling and marketing expenses, partially offset by lower gross margins and the non-restructuring and NRE charges described above.

The NSS product operating income as a percentage of NSS product sales improved to a positive 5% for the six months ended July 2, 2006, compared to a negative 11% of product sales for the six months ended July 3, 2005. The improved NSS product operating income for the six months ended July 2, 2006 resulted primarily from lower selling and marketing expenses and a higher gross margin percentage.

Other Products product operating income improved for the six months ended July 2, 2006 compared to the six months ended July 3, 2005, primarily from the benefit from the sale of certain patents.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

Non-restructuring charges primarily related to severance costs associated with our former Chief Executive Officer were not allocated to the product lines.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the quarters ended July 2, 2006 and July 3, 2005.

	For the Quarter Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$ 10,510	$ 16,116	$ (5,606)	(35)%
Research and development	2,475	3,959	(1,484)	(37)
Restructuring charges (reversals)	4,291	(41)	4,332	n/a
Goodwill impairment charge	2,341	-	2,341	100
License and patent fee income	(1,085)	(405)	(680)	(168)
Bad debt credit	(153)	(5)	(148)	n/a
Total Operating Expenses	$ 18,379	$ 19,624	$ (1,245)	(6)%

The table below shows the details of and changes in operating expenses for the six months ended July 2, 2006 and July 3, 2005.

	For the Six Months Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Operating Expenses:

Selling, general and administrative	$ 23,092	$ 34,611	$ (11,519)	(33)%
Research and development	5,042	7,958	(2,916)	(37)
Restructuring charges	4,569	194	4,375	n/a
Goodwill impairment charges	5,422	-	5,422	100
License and patent fee income	(1,085)	(412)	(673)	(163)
Bad debt credit	(275)	(292)	17	6
Total Operating Expenses	$ 36,765	$ 42,059	$ (5,294)	(13)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter ended July 2, 2006 compared to the quarter ended July 3, 2005 reflected lower costs resulting primarily from the 2005 restructuring actions and other cost reductions. Selling, general and administrative expenses increased as a percentage of sales to 26% for the quarter ended July 2, 2006, compared to 25% for the quarter ended July 3, 2005 due to lower sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

The decrease in selling, general and administrative expenses for the six months ended July 2, 2006 compared to the six months ended July 3, 2005 reflected lower costs resulting primarily from the 2005 restructuring actions and other cost reductions. The six months ended July 2, 2006 also included $1.0 million for severance-related costs associated with our former Chief Executive Officer. Selling, general and administrative expenses also decreased as a percentage of sales to 23% for the six months ended July 2, 2006, compared to 25% for the six months ended July 3, 2005 due to the 2005 restructuring actions and other cost reductions.

Research and Development Expenses

Lower research and development expenses for the quarter and six months ended July 2, 2006 compared to July 3, 2005 reflected lower expenses on REV products. Research and development expenses remained flat as a percentage of sales at 6% for the quarters ended July 2, 2006 and July 3, 2005 and decreased to 5% for the six months ended July 2, 2006, compared to 6% for the six months ended July 3, 2005.

Goodwill Impairment Charges

For the quarter ended July 2, 2006, operating expenses included a non-cash impairment charge for $2.3 million relating to Zip goodwill.

For the six months ended July 2, 2006, operating expenses included non-cash impairment charges for $5.4 million relating to Zip goodwill. These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycles. We also anticipate additional non-cash goodwill impairment charges as the expected future Zip cash flows continue to decline. There is $6.3 million of goodwill related to Zip on the balance sheet at July 2, 2006.

License and Patent Fee Income

For the quarter and six months ended July 2, 2006, license and patent fee income of $1.1 million was recognized from the sale of certain patents.

For the quarter and six months ended July 3, 2005, license and patent fee income of $0.4 million was recognized from an intellectual property license agreement entered into in the second quarter of 2005.

Bad Debt Credit

For the quarter ended July 2, 2006, the bad debt credit of $0.2 million increased by $0.1 million, compared to a bad debt credit of less than $0.1 million for the quarter ended July 3, 2005, primarily from the decrease in sales during the second quarter of 2006.

For the six months ended July 2, 2006, the bad debt credit of $0.3 million remained flat when compared to the six months ended July 3, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges

During the first quarter of 2006, we recorded restructuring charges of $0.3 million for severance and benefits associated with the termination of management employees as we began reorganizing our Company from a focus on autonomous geographic regions and products to a simplified functional organization. This reorganization resulted in the elimination of some management positions and material changes in responsibilities in other management positions.

During the second quarter of 2006, we recorded net restructuring charges of $4.3 million of which $1.5 million related to the 2001 restructuring actions; a $0.1 million release related to the 2004 restructuring actions and $2.9 million related to the 2006 restructuring actions.

The $1.5 million restructuring charge related to the 2001 actions was for a change in sublease estimates due to poor market conditions in the Roy, Utah area for this type of facility.

The $0.1 million release associated with the 2004 restructuring actions was related to an excess reserve associated with higher than expected proceeds from the sale of furniture.

Of the $2.9 million of 2006 restructuring charges, $2.7 million was cash charges for severance and benefits for approximately 90 personnel worldwide who were notified during the second quarter of 2006 that their positions were being eliminated, $0.1 million for miscellaneous IT contracts and licenses and $0.1 million for excess building assets associated with the shutdown of the Toronto, Canada facility.

During the first quarter of 2005, we recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that remained on transition under the 2004 restructuring actions.

During the second quarter of 2005, we had a net release of less than $0.1 million related to excess severance and benefits from the 2004 restructuring actions.

Interest Income

Interest income of $0.8 million for the quarter ended July 2, 2006 increased by $0.3 million from the second quarter ended July 3, 2005. The increase for the second quarter ended July 2, 2006 resulted from higher interest rates.

Interest income of $1.5 million for the six months ended July 2, 2006 increased by $0.5 million from the six months ended July 3, 2005. The increase for the six months ended July 2, 2006 resulted from higher interest rates.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net was a net expense of $0.4 million for the quarter ended July 2, 2006 compared to a net expense of $0.8 million for the quarter ended July 3, 2005. The improvement resulted primarily from foreign currency gains for the quarter ended July 2, 2006 compared to foreign currency losses in the second quarter of 2005, partially offset by a $0.5 million charge recorded for an uncollectible VAT receivable from a former customer in Europe.

Interest expense and other income and (expense), net, was a net expense of $0.1 million for the six months ended July 2, 2006 compared to a net expense of $1.7 million for the six months ended July 3, 2005. The improvement resulted primarily from foreign currency gains for the six months ended July 2, 2006 compared to foreign currency losses in the six months ended July 3, 2005 and lower bank charges, partially offset by a $0.5 million charge recorded for an uncollectible VAT receivable from a former customer in Europe.

Income Taxes

For the quarter ended July 2, 2006, we recorded a net income tax benefit of $0.8 million on a pre-tax loss of $11.2 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

For the quarter ended July 3, 2005, we recorded an income tax benefit of $0.1 million on a pre-tax loss from continuing operations of $6.4 million. The statutory tax benefit of $2.5 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax benefit of $0.1 million was comprised of small adjustments related to deferred taxes.

For the six months ended July 2, 2006, we recorded an income tax benefit of $2.2 million on a pre-tax loss of $16.8 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charges recognized, minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns and the accrual of foreign income and capital taxes.

For the six months ended July 3, 2005, we recorded an income tax benefit of $0.6 million on a pre-tax loss from continuing operations of $12.8 million. The statutory tax benefit of $5.0 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.6 million was comprised of $0.4 million of various foreign tax accrual releases due to a change in the estimate and the likely outcome of selected tax issues and $0.2 million of various adjustments related to deferred taxes.

We have recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at July 2, 2006 related to such foreign tax contingencies and related interest accruals was $13.7 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Detail of our total cash, cash equivalents and temporary investments is shown in the table below:

	July 2,	Dec. 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)

Total cash, cash equivalents and temporary investments for U.S. entities (1)	$ 20,741	$ 7,199	$ 13,542	188%
Total cash, cash equivalents and temporary investments for non-U.S. entities (2)	$ 56,896	$ 88,800	$ (31,904)	(36)
Total consolidated cash, cash equivalents and temporary investments	$ 77,637	$ 95,999	$ (18,362)	(19)

Working capital	$ 68,518	$ 77,344	$ (8,826)	(11)%

(1)	During the second quarter, we declared an intercompany dividend of $16.5 million to move money to the U.S.
(2)

Of the $56.9 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at July 2, 2006. At December 31, 2005, $0.3 million of the non-U.S. entity cash was restricted.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

For the six months ended July 2, 2006, cash used by operations amounted to $18.2 million. The primary uses of cash from operations for the six months ended July 2, 2006 were working capital requirements for the implementation of the new lower cost HDD supply chain, $3.5 million for restructuring disbursements, operating losses and changes in other current assets and current liabilities as described below.

Trade receivables decreased in the six months ended July 2, 2006, due to lower overall sales. Days sales outstanding (“DSO”) in receivables decreased from 37 days at December 31, 2005 to 33 days at July 2, 2006. DSO decreased primarily due to the timing of sales. Inventories increased during the six months ended July 2, 2006 primarily in the REV product line, partially offset by lower Zip inventory.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters

Recent Accounting Pronouncements

On February 16, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

Subsequent Event

On July 10, 2006, we entered into a definitive agreement with CSCI, Inc. (“CSCI”), a California corporation, and its shareholders, to acquire CSCI by merging a newly formed subsidiary of Iomega with and into CSCI. As a result, CSCI will become a wholly owned subsidiary of Iomega. CSCI is engaged in the managed security services and IT systems integration business. Under the agreement, we agreed to pay $4.5 million in cash, minus the amount of CSCI’s costs relating to the transaction and issue approximately $7.0 million of Iomega common stock. We have also promised to make certain additional incentive payments, totaling approximately $1.0 million in cash, primarily for the purpose of retaining CSCI’s owners. The proposed transaction is subject to certain closing conditions, including the issuance of a permit to Iomega by the California Department of Corporations for the distribution of common stock to certain individuals. Other conditions to our obligations to complete the acquisition include retention of certain employees of CSCI, absence of dissenting shares, absence of any material adverse effect on CSCI since the date of the agreement and other customary closing conditions.

CSCI’s business consists of IT systems integration and also selling managed security services under the OfficeScreen® trademark, so as to manage and/or provide secure wide-area networks for small- or medium-sized businesses in return for a monthly service fee. CSCI employs approximately 20 people and is based in San Diego, California.

The transaction agreement provides for a portion of the transaction consideration, consisting of $0.6 million in cash and $0.6 million in shares of Iomega common stock, to be held in escrow for 18 months following the transaction closing date, as partial security for the indemnification obligations of shareholders of CSCI to us. In addition, the agreement provides for an additional special $0.5 million escrow, half cash and half stock to be established for certain matters if insurance coverage for those matters is not procured. Further, the two owners of CSCI have promised additional indemnity to Iomega above the escrow amounts. We have agreed to indemnify the shareholders of CSCI for breaches by us of our representations, warranties, covenants and agreements in the merger agreement, on terms specified therein, for a total not to exceed $1.4 million

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

For quantitative and qualitative disclosures about market risk affecting Iomega, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, include its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 2, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the second quarter of 2006, we restructured the Company organization from a regional structure to a functional structure. This restructuring included a reduction of approximately 90 individuals on a worldwide basis and resulted in control procedures being performed by various employees who have not previously performed such functions. Based on the evaluation of the Company’s disclosure controls and procedures as of July 2, 2006, we are not aware of any material adverse impacts on our internal control over financial reporting as a result of these changes.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.5 and 31.6 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

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

ITEM 1A. RISK FACTORS

Demand for Our Products and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Worldwide market conditions and demand for digital storage products;
•	Our ability to replace rapidly declining Zip revenues and profits with revenues and profits from other products, particularly our REV products and our expected new IT managed services offerings;
•	Our ability to generate significant sales and profit margin from REV products and our new IT managed services offerings;
•	OEM adoption of REV products;
•	Our ability to significantly improve HDD gross margins;
•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
•	Our ability to maintain profitable relationships with our distributors, retailers, and other resellers;
•	Our ability to maintain an appropriate cost structure;
•	Our ability to attract and retain competent, motivated employees;
•	Our ability to comply with applicable legal requirements throughout the world;

•	Any disruption caused by Iomega’s active evaluation of strategic investments for Iomega, including evaluation of new opportunities related to services for small and medium businesses and
•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests, and defending claims made against us.

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

Additionally, we have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories. Sales of Zip disks will continue worldwide, including the European Union.

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Inability to create product awareness or lack of market acceptance;
•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
•	Failure to achieve significant OEM adoption of the products;
•	Manufacturing, technical, supplier, or quality-related delays, issues, or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;
•	Intense competition;
•	The potential for our OEM partner in the broadcast industry, Thomson N.A., to miss deadlines or fail to introduce expected products utilizing REV drives and disks;
•	Any delays, disruption or lack of success in ramping up our new REV 70 products;
•	Potential declines in demand or excess inventory for REV 35 products because of the launch of REV 70 products and
•	Risks that third parties may assert intellectual property claims against REV products.

Consumer Storage Solutions Products (“CSS”)

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

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Further, in their own effort to seek the highest margin possible, retail customers seek levels of promotional funds or other consideration and benefits that may not be consistent with our profit goals; depending upon positions taken by large U.S. retailers, our ability to sell products through those retailers may suffer, leaving us with a choice between undesirable retail sale agreements or lost sales opportunities. The result could be lower retail sales.

Network Storage Systems

We focus on the entry-level and low-end Network Attached Storage markets, where we attempt to leverage our small- to medium-sized business customer base and channel customers, including existing resellers already focused on these customers. Notwithstanding, the existing channels, this business has never achieved full year profitability and we can offer no assurance that we will achieve sustainable profitability on this segment.

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

We are spending significant resources attempting to develop new products, including next-generation REV products and data protection services for small- and medium-sized businesses. We may spend additional resources attempting to acquire the rights to new technologies or services, to fund development of such technologies, or to otherwise differentiate existing products. We can provide no assurance that any of these expenditures will yield profits.

Our planned acquisition of CSCI introduces management and various personnel to significant new challenges; over time, we will need to incorporate a private company into our public company processes and controls; we will need to focus significant energy integrating the new personnel and new products or services; and we expect to offer the OfficeScreen services through our channels to a variety of new customers, creating a need for us to simultaneously launch additional sales of this newly acquired service while hiring and scaling up support for offering OfficeScreen to more and more customers. Selling security and/or firewall services following the CSCI acquisition will require care to avoid liability for breaches of client security, necessitating new Iomega contracts and the wide distribution of a service that is to be a new offering from Iomega and potentially a new service for future customers. These efforts all involve execution and market risk, and competition, and there is no assurance that we will be successful in this new endeavor.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

As discussed in Note 4 of the notes to condensed consolidated financial statements, on April 27, 2006, we announced a restructuring plan in conjunction with our ongoing goals to reduce costs, simplify our organization and return to profitability. Other restructuring actions may be necessary in the future. As a result, we face risks of losing key institutional knowledge and internal controls as a result of workforce reductions and changes within the executive management team. In addition, our ability to retain key employees may be adversely affected because of restructuring activities, our recent financial performance, increased workloads resulting from the restructuring and recent improvements in the U.S. and European economies.

During the first half of 2006, we substantially changed our management team, with a new Chief Executive Officer, a new Chief Financial Officer, and new leadership over many other functions including international sales, product marketing, human resources, operations, and U.S. sales. We can offer no assurance that we will achieve projected cost savings or return to profitability because of our restructuring efforts, or that we will be able to retain key management, employees and know-how. Changes in senior leadership could impact employee stability as well.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

We are always at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in additional reported material weaknesses. The 2006 restructuring actions and reduced headcount (see Note 4 of the notes to condensed consolidated financial statements) increases the risk of a process breakdown and possible internal control deficiencies. Responsibility for the finance function for Europe has changed hands internally as we have restructured over the past year. We will have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

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

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

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

RISK FACTORS (Continued)

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

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and, to a lesser extent, Asia. We invoice the majority of our European customers in Euros and invoice our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results. Iomega management is giving serious attention to possible strategic opportunities to build the business and find synergistic products or services. Potential strategic transactions always involve a heightened risk of legal claims, disruption, and unexpected costs.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

We did not sell any equity securities during the quarter ended July 2, 2006 that were not registered under the Securities Act of 1933.

During the quarter ended July 2, 2006, we did not repurchase any shares of our Common Stock. As of July 2, 2006, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

1.	Our 2006 Annual Meeting of Stockholders was held on Thursday, May 11, 2006. At the Annual Meeting, our stockholders voted upon the election of seven directors, each for a one-year term.

The following table indicates the votes received for the proposal, which was approved by our stockholders.

			Against/		Broker
	Proposal	For	Withheld	Abstain	Non-Votes

1	Election of seven directors, each for a term of one year:
	Robert P. Berkowitz	40,160,591	1,644,260	-	-
	Bruce B. Darling	41,208,647	596,204	-	-
	Stephen N. David	40,063,353	1,741,498	-	-
	Margaret L. Hardin	40,151,880	1,652,971	-	-
	Jonathan S. Huberman	41,427,515	377,336	-	-
	Daniel R. Maurer	41,442,346	362,505	-	-
	John E. Nolan	41,203,795	601,056	-	-

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

/s/ Jonathan S. Huberman .
Dated: August 10, 2006 Jonathan S. Huberman
Vice Chairman and Chief Executive Officer

/s/ Preston Romm .
Dated: August 10, 2006 Preston Romm
Vice President of Finance and
Chief Financial Officer (Principal financial and
accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. Description

10.25(a) Compensation Arrangements with Certain Directors (filed on our Form 8-K on May 17, 2006 and incorporated by reference herein).

10.34 Separation Agreement and General Release, dated April 19, 2006, between the Company and former Vice President and General Manager, Americas, Ronald J. Gillies.

10.35 Separation Agreement and General Release, dated July 5, 2006, with Anna Aguirre, Vice President, Human Resources and Facilities.

10.36 Separation Agreement and General Release, dated July 17, 2006, with Ulrike Tegtmeier, Vice President, Managing Director, International Sales.

31.5 Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief
Executive Officer.

31.6 Section 302 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.

32.5 Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief
Executive Officer.

32.6 Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.