Form 10-Q
period 2006-10-01
IOMEGA CORP
filed 2006-11-09
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2006.

Common Stock, par value $0.03 1/3	54,726,195

(Title of each class)                                                                                                            (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES

__________________________________

Copyright © 2006 Iomega Corporation. All rights reserved. Iomega, Zip, Jaz, REV, OfficeScreen, StorCenter, iStorage, Micro Mini and Hotburn are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names, and company names may be trademarks or designations of their respective owners.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including, without limitation, any statements referring to:

•	The ongoing or carrying value of inventory;
•	All references to expected challenges associated with the CSCI acquisition or entry into the managed services market;
•	All references to expectations and estimates, such as the estimated value of options or expected stock volatility;
•	All references to plans to develop new products or data protection services;
•	Anticipated or predicted future warranty costs;
•	All accruals and reserves and all references to bad debt, foreign tax contingencies, or allowances for doubtful accounts;
•	The future impact of accounting changes including the impacts of SFAS 156, SFAS 155, SFAS 157, and FIN 48;
•	Predictions about our cost structure being aligned with future revenue levels;
•	Anticipated asset disposition including furniture disposition and future lease terminations;
•	The useful life of assets;
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
•

References to the fourth quarter normally being a seasonally strong quarter for our Consumer Storage Solutions business and our European sales are typically weaker during the summer months due to holidays;

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
•

References to the value of options, their expected term, expected volatility, expected dividend value, total unrecognized compensation costs of ours that will be adjusted for future changes in estimated forfeitures, and all expectations that we will recognize certain compensation costs over a weighted average period of 3.2 years and

•

Our belief that our balance of total unrestricted cash, cash equivalents, and temporary investments will be sufficient to fund anticipated working capital requirements for at least one year, as well as statements that should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

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

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Oct. 1, 2006	Dec. 31, 2005

	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 55,315	$ 70,943
Restricted cash	87	256
Temporary investments	14,414	24,800
Trade receivables, less allowance for doubtful accounts of $1,396 at October 1, 2006 and $2,165 at December 31, 2005	29,881	28,853
Inventories	34,803	27,532
Deferred income taxes	5,523	5,523
Other current assets	3,881	4,998

Total Current Assets	143,904	162,905

Property and Equipment, at Cost	84,648	87,629
Accumulated Depreciation	(77,489)	(79,318)

Net Property and Equipment	7,159	8,311

Goodwill	13,244	11,691
Other Intangibles, Net	1,093	696
Other Assets	60	66

Total Assets	$165,460	$183,669

Current Liabilities:
Accounts payable	$ 31,579	$ 35,500
Other current liabilities	44,715	49,751
Income taxes payable	832	310

Total Current Liabilities	77,126	85,561

Deferred Income Taxes	13,174	17,152
Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,301,395 shares at October 1, 2006 and 55,081,120 shares at December 31, 2005	1,846	1,839
Additional paid-in capital	59,396	79,613
Less: 575,200 Common Stock treasury shares, at cost, at October 1, 2006 and 3,432,922 at December 31, 2005	(5,662)	(33,791)
Retained earnings	19,580	33,295

Total Stockholders’ Equity	75,160	80,956

Total Liabilities and Stockholders’ Equity	$165,460	$183,669

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Quarter Ended

	Oct. 1, 2006	Oct. 2, 2005

	(Unaudited)
Sales	$53,595	$55,852
Cost of sales	41,379	44,890

Gross Margin	12,216	10,962

Operating Expenses:
Selling, general and administrative	8,216	14,173
Research and development	1,904	3,195
Restructuring charges (reversals)	(211)	6,579
Goodwill impairment charge	2,513	–
License and patent fee income	–	(889)
Bad debt expense	441	356

Total Operating Expenses	12,863	23,414

Operating loss	(647)	(12,452)
Interest income	722	692
Interest expense and other income (expense), net	987	(93)

Income (loss) from continuing operations before income taxes	1,062	(11,853)
Benefit (provision) for income taxes	(209)	(399)

Net income (loss) from continuing operations	853	(12,252)
Discontinued Operations:
Loss from discontinued operations, net of taxes	–	(73)

Total discontinued operations	–	(73)
Net Income (Loss)	$ 853	$(12,325)

Discontinued Operations Per Basic and Diluted Share	$ –	$ –

Net Income (Loss) Per Basic Share	$ 0.02	$ (0.24)

Net Income (Loss) Per Diluted Common Share	$ 0.02	$ (0.24)

Weighted Average Common Shares Outstanding	53,382	51,627

Weighted Average Common Shares Outstanding Assuming Dilution	53,389	51,627

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Nine Months Ended

	Oct. 1, 2006	Oct. 2, 2005

	(Unaudited)
Sales	$153,328	$194,476
Cost of sales	122,518	153,484

Gross Margin	30,810	40,992

Operating Expenses:
Selling, general and administrative	31,308	48,784
Research and development	6,946	11,153
Restructuring charges	4,358	6,773
Goodwill impairment charges	7,935	–
License and patent fee income	(1,085)	(1,301)
Bad debt expense	166	64

Total Operating Expenses	49,628	65,473

Operating loss	(18,818)	(24,481)
Interest income	2,261	1,659
Interest expense and other income (expense), net	852	(1,816)

Loss from continuing operations before income taxes	(15,705)	(24,638)
Benefit for income taxes	1,990	216

Loss from continuing operations	(13,715)	(24,422)
Discontinued Operations:
Loss from discontinued operations, net of taxes	–	(228)

Total discontinued operations	–	(228)
Net Loss	$(13,715)	$(24,650)

Discontinued Operations Per Basic and Diluted Share	$–	$–

Net Loss Per Basic and Diluted Common Share	$ (0.26)	$ (0.48)

Weighted Average Common Shares Outstanding	52,230	51,617

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended

	Oct. 1, 2006	Oct. 2, 2005

	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(13,715)	$(24,650)
Adjustments to Reconcile Net Loss to Net Cash Used In Operations:
Depreciation and amortization	3,538	5,681
Deferred income tax provision	(3,978)	(1,280)
Loss on disposal and impairment of fixed assets	–	169
Stock-related compensation expense	503	559
Goodwill impairment charges	7,935	–
Non-cash inventory write-offs (reversals)	(780)	530
Non-cash restructuring charges	–	438
Bad debt expense	166	64
Other	(541)	36
Changes in Assets and Liabilities (net of effects of acquisition):
Restricted cash	169	(261)
Trade receivables	359	3,960
Inventories	(6,405)	6,673
Other current assets	1,124	1,768
Accounts payable	(4,119)	(3,376)
Other current liabilities	(4,967)	(13,599)
Accrued restructuring	(874)	742
Income taxes	522	852

Net cash used in operating activities	(21,063)	(21,694)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,558)	(970)
Proceeds from sales of assets	173	745
Purchases of temporary investments	(13,425)	(35,571)
Sales of temporary investments	24,161	27,464
Initial investment in ByteTaxi (net of $171 of cash)	–	(44)
Purchase of CSCI, Inc. (net of $183 of cash)	(4,339)	–
Net change in other assets and other liabilities	7	(678)

Net cash provided by (used in) investing activities	5,019	(9,054)

Cash Flows from Financing Activities:
Payments on long-term debt	–	(139)
Proceeds from sales of Common Stock	416	56

Net cash provided by (used in) financing activities	416	(83)

Net Decrease in Total Cash and Cash Equivalents	(15,628)	(30,831)
Total Cash and Cash Equivalents at Beginning of Period	70,943	103,403

Total Cash and Cash Equivalents at End of Period	$ 55,315	$ 72,572

Non–Cash Investing and Financing Activities:
Issuance of treasury stock in CSCI, Inc. acquisition	$ 7,000	$ –

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of October 1, 2006 and December 31, 2005, the results of operations for the quarter and nine months ended October 1, 2006 and October 2, 2005 and cash flows for the nine months ended October 1, 2006 and October 2, 2005.

The results of operations for the quarter and nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements and notes to condensed consolidated financial statements to conform to the current period’s presentation. All prior period business segment information has been restated to be consistent with the current period’s presentation.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	Oct. 1,	Dec. 31,
	2006	2005

	(In thousands)

Raw materials	$ 2,263	$ 1,942
Finished goods	32,540	25,590

	$34,803	$27,532

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarter ended October 2, 2005 and nine month periods ending October 1, 2006 and October 2, 2005, thus there was no dilution as all outstanding options were considered anti-dilutive.

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period. The average market price of our Common Stock was $2.67 for the quarter ended October 1, 2006 and $3.05 for the quarter ended October 2, 2005. The average market price of our Common Stock was $2.88 for the nine months ended October 1, 2006 and $3.59 for the nine months ended October 2, 2005.

	For the Quarter Ended		For the Nine Months Ended

	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
	2006	2005	2006	2005

	(In thousands)

Out of the money options	2,675	1,783	1,765	1,680

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

Our condensed consolidated statements of operations included $0.3 million of compensation expense related to stock-based compensation plans for the quarter ended October 1, 2006 and $0.2 million for the quarter ended October 2, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies (continued)

Stock Compensation Expense (continued)

Our condensed consolidated statements of operations included $0.5 million of compensation expense related to stock-based compensation plans for the nine months ended October 1, 2006 and $0.6 million for the nine months ended October 2, 2005.

Under the modified prospective method, compensation expense that we recognized for the quarter and nine months ended October 1, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted on or after January 1, 2006 based on the grant date fair value in accordance with the provisions of SFAS 123r. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123r. We applied the provisions of SAB 107 in our adoption of SFAS 123r. See Note 7 for information about our various stock-based compensation plans, the impact of our adoption of SFAS 123r and the assumptions we use to calculate the fair value of share-based employee compensation.

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

Changes in our warranty liability during all periods presented were as follows:

	For the Quarter Ended		For the Nine Months Ended

	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
	2006	2005	2006	2005

	(In thousands)

Balance at beginning of period	$4,077	$5,126	$4,973	$5,537
Accruals/additions	1,372	1,703	3,009	5,073
Claims	(1,261)	(1,723)	(3,794)	(5,504)

Balance at end of period	$4,188	$5,106	$4,188	$5,106

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Instruments”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method or the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of FIN 48 on our financial statements.

On September 13, 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are still evaluating the potential impact on our financial position, results of operations or cash flows from adoption of this statement.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On September 15, 2006, the FASB issued, SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

(2) Acquisition

On August 11, 2006, we acquired all of the outstanding shares of CSCI, Inc. in exchange for $4.5 million in cash (less certain closing costs paid by CSCI, Inc.) and a total of 2,857,722 shares of Iomega Common Stock (treasury stock) equivalent to $7.0 million. The fair value of our shares was based upon the actual number of shares issued using the average closing trading price of our Common Stock on the New York Stock Exchange during the proceeding 20 days prior to the closing date.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The valuation of assets and liabilities has been determined and the purchase price was allocated as follows:

(In thousands)

Trade receivables	$ 964
Other receivables	589
Inventory	86
Other current assets	7
Property and equipment	81
Amortizable intangible assets	1,127
Goodwill	9,488
Accounts payable	(198)
Other liabilities	(805)

Total purchase price – net of cash acquired	$11,339

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Acquisition (continued)

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and CSCI, Inc. as if the acquisition had occurred at January 1, 2006 and January 1, 2005. Our results for the third quarter of 2006 include the results of CSCI, Inc. from the acquisition date. Our pro forma results presented below for the quarters and nine months ended October 1, 2006 and October 2, 2005 include our historical results and the historical results of CSCI, Inc. for the comparable periods prior to the acquisition on August 11, 2006. The unaudited pro forma financial information below is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our statutory tax rate.

	For the Quarter Ended		For the Nine Months Ended

	Oct. 1, 2006	Oct.2, 2005	Oct. 1, 2006	Oct. 2, 2005

	(In thousands)
Sales	$53,938	$57,734	$158,836	$199,722

Net income (loss) from continuing operations, net of tax	$ 1,083	$(11,788)	$(15,791)	$(24,559)

Net income (loss)	$ 866	$(12,285)	$(13,767)	$(24,602)

Net income (loss) per basic share	$ 0.02	$ (0.24)	$ (0.26)	$ (0.48)

Net income (loss) per diluted share	$ 0.02	$ (0.24)	$ (0.26)	$ (0.48)

(3) Income Taxes

For the quarter ended October 1, 2006, we recorded a net income tax provision of $0.2 million on pre-tax income of $1.1 million. This tax provision is primarily comprised of taxes provided on foreign earnings and foreign capital taxes, partially offset by a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

For the quarter ended October 2, 2005, we recorded an income tax benefit of $0.4 million on a pre-tax loss from continuing operations of $11.9 million. The statutory tax benefit of $4.2 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax provision of $0.4 million was comprised primarily of foreign taxes.

For the nine months ended October 1, 2006, we recorded an income tax benefit of $2.0 million on a pre-tax loss of $15.7 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charges recognized and minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns, offset by the accrual of taxes on foreign income and capital taxes.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Income Taxes (continued)

For the nine months ended October 2, 2005, we recorded an income tax benefit of $0.2 million on a pre-tax loss from continuing operations of $24.6 million. The statutory tax benefit of $8.6 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.2 million was comprised of a $0.8 million provision of foreign taxes, primarily Swiss withholding taxes, and more than offset by a $1.0 million benefit of various adjustments related to deferred taxes.

We have recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the accompanying condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different from the amounts recorded. The amount included in “other accrued liabilities” at October 1, 2006 related to such foreign tax contingencies and related interest accruals was $13.7 million.

(4) Business Segment Information

We have six reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments

Consumer Products	1. Consumer Storage Solutions
2. Zip Products

Business Products	3. REV Products
4. Network Storage Systems
5. Services

Other Products	6. Other Products

Consumer Products

Our Consumer Products category is comprised of the Consumer Storage Solutions segment and the Zip Products segment.

Our Consumer Storage Solutions (“CSS”) segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, Mini USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment primarily on HDD products.

Our Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories. Sales of Zip disks will continue worldwide, including the European Union.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Business Segment Information (continued)

Business Products

Our Business Products category is comprised of our REV Products, Network Storage Systems and Services segments.

Our REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The first generation REV drives, which began shipping in April 2004, are removable hard disk storage systems with a native capacity of 35 gigabytes (“GB” – where 1 gigabyte equals 1 billion bytes) and up to 90GB of compressed capacity. We began shipping the next generation REV 70 products in July of 2006. The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.

Our Network Storage Systems (“NSS”) segment consists primarily of the development, distribution and sale of Network Attached Storage servers and the Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end Network Attached Storage market.

Our Services segment consists of the operations of CSCI, Inc., including OfficeScreen solutions, system integration and Iomega services such as iStorage. We acquired CSCI, Inc. in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses. The Iomega services were previously reflected in the Other Products segment.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category.

Product Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product segments on a direct method or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as a product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and certain extraordinary costs.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Business Segment Information (continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives and Services classification changes.

Reportable Operating Segment Information:

	For the Quarter Ended		For the Nine Months Ended

	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions	$30,317	$26,049	$81,999	$93,213
Zip Products	6,245	14,868	25,681	51,791

Total Consumer Products	36,562	40,917	107,680	145,004
Business Products:
REV Products	11,201	10,255	30,869	33,489
Network Storage Systems	4,473	4,336	12,724	14,665
Services	1,254	124	1,515	456

Total Business Products	16,928	14,715	45,108	48,610

Other Products	105	220	540	862

Total Sales	$53,595	$55,852	$153,328	$194,476

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(1,744)	$(6,173)	$(11,666)	$(21,449)
Zip Products	767	3,320	1,874	14,750

Total Consumer Products	(977)	(2,853)	(9,792)	(6,699)
Business Products:
REV Products	(367)	(3,165)	(5,742)	(10,556)
Network Storage Systems	464	(889)	884	(1,977)
Services	(53)	33	174	96

Total Business Products	44	(4,021)	(4,684)	(12,437)

Other Products	75	1,001	1,011	1,428

Non-Restructuring charge	–	–	(995)	–

Restructuring (charges) reversals	211	(6,579)	(4,358)	(6,773)

Total Operating Loss	$ (647)	$(12,452)	$(18,818)	$(24,481)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges

We currently have restructuring reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

	Oct. 1,	Dec. 31,
	2006	2005

	(In thousands)
Other Current Liabilities:
Third Quarter 2001 restructuring actions	$2,224	$1,434
2003 restructuring actions	224	887
2004 restructuring actions	108	346
2005 restructuring actions	265	1,738
2006 restructuring actions	710	–

Total	$3,531	$4,405

Fixed Asset Reserves:
Third Quarter 2001 restructuring actions	$ 2	$ 74
2003 restructuring actions	115	117
2004 restructuring actions	–	145
2005 restructuring actions	161	259

Total	$ 278	$ 595

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

During the third quarter of 2006, we recorded a restructuring benefit of $0.2 million primarily related to the 2006 and 2005 restructuring actions.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2006 Restructuring Actions (continued)

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

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 90 impacted personnel worldwide, approximately 20 employees were on transition into the third quarter of 2006, primarily in Europe due to legal notice requirements.

The total $3.3 million was shown as restructuring expenses as a component of operating expenses. None of these restructuring charges was allocated to any of our business segments.

During the third quarter of 2006, we recorded a restructuring benefit of $0.1 million related to severance and benefits because of a combination of lower than expected benefits for certain transitional employees and re-hiring an individual who was on transition and had previously been notified that his position was eliminated.

As of October 1, 2006, we have made $2.3 million in cumulative cash payments related to the 2006 restructuring charges.

Remaining restructuring reserves of $0.7 million are included in our accrued restructuring charges at October 1, 2006. Utilization of and other activity related to the 2006 restructuring reserves during the quarter ended October 1, 2006 are summarized below:

	Balance		Utilization		Foreign Currency	Balance
	7/2/06	Reversals	Cash	Non-Cash	Changes	10/1/06

	(In thousands)
2006 Restructuring Actions:
Severance and benefits (a)	$1,954	$(116)	$(1,209)	$ –	$3	$632
Miscellaneous items (a) (b)	28	–	(14)	–	–	14
Lease termination costs (a)	110	–	(45)	–	(1)	64
Lease related assets (b)	77	–	–	(77)	–	–

	$2,169	$(116)	$(1,268)	$(77)	$2	$710

Balance Sheet Breakout:
Accrued restructuring charges (a)	$2,092	$(116)	$(1,268)	$ –	$2	$710
Fixed asset reserves (b)	77	–	–	(77)	–	–

	$2,169	$(116)	$(1,268)	$(77)	$2	$710

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2006 Restructuring Actions (continued)

Utilization of and other activity related to the 2006 restructuring reserves during the nine months ended October 1, 2006 are summarized below:

	Balance			Utilization		Foreign Currency	Balance
	12/31/05	Additions	Reversals	Cash	Non–Cash	Changes	10/1/06

	(In thousands)
2006 Restructuring Actions:
Severance and benefits (a)	$–	$2,969	$(116)	$(2,209)	$ –	$(12)	$632
Miscellaneous items (a) (b)	–	83	–	(14)	(55)	–	14
Lease termination costs (a)	–	119	–	(54)	–	(1)	64
Lease related assets (b)	–	80	–	–	(80)	–	–

	$–	$3,251	$(116)	$(2,277)	$(135)	$(13)	$710

Balance Sheet Breakout:
Accrued restructuring charges (a)	$–	$3,116	$(116)	$(2,277)	$ –	$(13)	$710
Fixed asset and other asset reserves (b)	–	135	–	–	(135)	–	–

	$–	$3,251	$(116)	$(2,277)	$(135)	$(13)	$710

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

The majority of the remaining severance and benefits reserved at October 1, 2006 relates to the Vice President level employees for which severance is generally paid on a continuous payroll basis.

2005 Restructuring Actions

During 2005, we recorded $5.7 million of restructuring charges for the 2005 restructuring actions. These charges included $4.0 million of cash charges for severance and benefits for approximately 120 personnel worldwide who were notified during the third quarter of 2005 that their positions were being eliminated, $0.7 million of cash charges for miscellaneous contract cancellations, $0.5 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The $5.7 million was shown as restructuring expenses as a component of operating expenses. None of these restructuring charges was allocated to any of our business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 120 impacted personnel worldwide, approximately 20 employees worked on a transition basis into the fourth quarter of 2005 and January of 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2005 Restructuring Actions (continued)

During the second quarter of 2006, we recorded an additional charge of $0.2 million for a change in sublease estimates on a building vacated last fall. This charge was basically offset by a release of excess reserves associated with negotiating lower certain contract cancellation payments.

During the third quarter of 2006, we recorded a restructuring benefit of $0.1 million due to negotiating lower cancellations than we were contractually obligated to pay on certain contracts.

We have made $4.8 million in cumulative cash payments in 2005 and 2006 related to the 2005 restructuring actions, of which $0.8 million was disbursed during the first quarter of 2006 and $0.5 million was disbursed in the second quarter of 2006. There were less than $0.1 million of disbursements made in the third quarter of 2006. The only remaining payments are for leases, which are made on a monthly basis.

Remaining restructuring reserves of $0.3 million are included in our accrued restructuring charges and approximately $0.1 million are included in our fixed asset reserves at October 1, 2006. Utilization of and other activity related to the 2005 restructuring reserves during the quarter ended October 1, 2006 are summarized below:

	Balance			Utilized		Balance
	7/2/06	Additions	Reversals	Cash	Non-Cash	10/1/06

	(In thousands)
2005 Restructuring Actions:
Severance and benefits (a)	$13	$–	$ –	$(13)	$ –	$ –
Contract termination costs (b)	83	–	(83)	–	–	–
Lease termination costs (a)	291	–	–	(26)	–	265
Lease related assets (b)	193	–	–	–	(32)	161

	$580	$–	$(83)	$(39)	$(32)	$426

Balance Sheet Breakout:
Accrued restructuring charges (a)	$387	$–	$(83)	$(39)	$ –	$265
Fixed asset reserves (b)	193	–	–	–	(32)	161

	$580	$–	$(83)	$(39)	$(32)	$426

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2005 Restructuring Actions (continued)

Utilization of and other activity related to the 2005 restructuring reserves during the nine months ended October 1, 2006 are summarized below:

	Balance			Utilized		Balance
	12/31/05	Additions	Reversals	Cash	Non-Cash	10/1/06

	(In thousands)
2005 Restructuring Actions:
Severance and benefits (a)	$ 681	$ 4	$ (69)	$ (616)	$ –	$ –
Contract termination costs (b)	670	–	(220)	(450)	–	–
Lease termination costs (a)	387	150	–	(272)	–	265
Lease related assets (b)	259	–	–	–	(98)	161

	$1,997	$154	$(289)	$(1,338)	$(98)	$426

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,738	$154	$(289)	$(1,338)	$ –	$265
Fixed asset reserves (b)	259	–	–	–	(98)	161

	$1,997	$154	$(289)	$(1,338)	$(98)	$426

(c)	Amounts represent primarily cash charges.
(d)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July of 2008. We have entered into a sublease agreement on the leased facility that expires in 2008. The majority of the lease-related assets are being utilized by the tenant who is subleasing the facility.

2004 Restructuring Actions

During 2004, we recorded $3.7 million of restructuring charges for the 2004 restructuring actions, including $2.6 million of cash charges for severance and benefits for 108 regular and temporary personnel worldwide (approximately 19% of our worldwide workforce) who were notified by September 26, 2004 that their positions were being eliminated, $0.7 million of cash charges for lease termination costs and $0.4 million of non-cash charges related to excess furniture. All of the $3.7 million of restructuring charges recorded during 2004 were shown as restructuring expenses as a component of operating expenses. None of these restructuring charges was allocated to any of the business segments.

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

(Unaudited)

(5) Restructuring Charges (continued)

2004 Restructuring Actions (continued)

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

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our downsizing. None of these charges was allocated to any of the business product segments. All but the $0.4 million of excess furniture charges was paid in cash.

During the second quarter of 2006, we released an excess reserve for $0.1 million associated with higher than expected proceeds from the sales of furniture.

During the third quarter of 2006, we released a minimal reserve, less than $0.1 million, due to adjustments of reserves for leases that have expired.

As of October 1, 2006, we have made $3.7 million in cumulative cash payments related to the 2004 restructuring actions, of which $0.2 million was disbursed during 2006.

Remaining restructuring reserves of $0.1 million are included in our accrued restructuring charges as of October 1, 2006. Utilization of and other activity related to the 2004 restructuring reserves during the quarter ended October 1, 2006 are summarized below:

	Balance		Utilized		Foreign Currency	Balance
	7/2/06	Reversals	Cash	Non-Cash	Changes	10/1/06

(In thousands)
2004 Restructuring Actions:
Lease termination costs (a)	$ 179	$ (10)	$ (61)	$ –	$ –	$ 108

Balance Sheet Breakout:
Accrued restructuring charges (a)	$ 179	$ (10)	$ (61)	$ –	$ –	$ 108

(a)	Amounts represent cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2004 Restructuring Actions (continued)

Utilization of and other activity relating to the 2004 restructuring charges during the nine months ended October 1, 2006 are summarized below:

	Balance			Utilized		Balance
	12/31/05	Addition	Reversals	Cash	Non-Cash	10/1/06

	(In thousands)
2004 Restructuring Actions:
Severance and benefits (a)	$ –	$14	$ –	$ (14)	$–	$ –
Lease termination costs (a)	346	–	(10)	(228)	–	108
Furniture (b)	145	–	(145)	–	–	–

	$491	$14	$(155)	$(242)	$–	$108

Balance Sheet Breakout:
Accrued restructuring charges (a)	$346	$14	$ (10)	$(242)	$–	$108
Fixed asset reserves (b)	145	–	(145)	–	–	–

	$491	$14	$(155)	$(242)	$–	$108

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis; and of these facilities, the last sublease expires in 2008. We have subleased the facility for which our lease expires in 2008.

Lease

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

(Unaudited)

(5) Restructuring Charges (continued)

2003 Restructuring Actions (continued)

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

Remaining restructuring reserves of $0.2 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at October 1, 2006. Utilization of and other activity relating to the 2003 restructuring reserves during the quarter ended October 1, 2006 are summarized below:

	Balance		Utilized		Balance
	7/2/06	Reversals	Cash	Non-Cash	10/1/06

	(In thousands)
2003 Restructuring Actions:
Severance and benefits (a)	$ 2	$(2)	$ –	$ –	$ –
Lease termination costs (a)	446	–	(222)	–	224
Furniture (b)	116	–	–	(1)	115

	$564	$(2)	$(222)	$(1)	$339

Balance Sheet Breakout:
Accrued restructuring charges (a)	$448	$(2)	$(222)	$ –	$224
Fixed asset reserves (b)	116	–	–	(1)	115

	$564	$(2)	$(222)	$(1)	$339

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2003 Restructuring Actions (continued)

Utilization of and other activity relating to the 2003 restructuring reserves during the nine months ended October l, 2006 are summarized below:

	Balance		Utilized		Balance
	12/31/05	Reversals	Cash	Non-Cash	10/1/06

	(In thousands)
2003 Restructuring Actions:
Severance and benefits (a)	$ 2	$(2)	$ –	$ –	$ –
Lease termination costs (a)	885	–	(661)	–	224
Furniture (b)	117	–	–	(2)	115

	$1,004	$(2)	$(661)	$(2)	$339

Balance Sheet Breakout:
Accrued restructuring charges (a)	$ 887	$(2)	$(661)	$ –	$224
Fixed asset reserves (b)	117	–	–	(2)	115

	$1,004	$(2)	$(661)	$(2)	$339

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Restructuring Charges (continued)

2001 Restructuring Actions (continued)

Remaining restructuring reserves of $2.2 million are included in our accrued restructuring charges as of October 1, 2006. Utilization of the 2001 restructuring reserves during the quarter ended October 1, 2006 is summarized below:

	Balance		Utilized		Balance
	7/2/06	Additions	Cash	Non-Cash	10/1/06

	(In thousands)
2001 Restructuring Actions:
Lease cancellations (a)	$2,455	$–	$(231)	$–	$2,224
Leasehold improvements and furniture (b)	2	–	–	–	2

	$2,457	$–	$(231)	$–	$2,226

Balance Sheet Breakout:
Accrued restructuring charges (a)	$2,455	$–	$(231)	$–	$2,224
Fixed asset reserves (b)	2	–	–	–	2

	$2,457	$–	$(231)	$–	$2,226

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Utilization of and other activity related to the 2001 restructuring reserves during the nine months ended October l, 2006 are summarized below:

	Balance		Utilized		Balance
	12/31/05	Additions	Cash	Non-Cash	10/1/06

	(In thousands)
2001 Restructuring Actions:
Lease cancellations (a)	$1,434	$1,500	$(710)	$ –	$2,224
Leasehold improvements and furniture (b)	74	–	–	(72)	2

	$1,508	$1,500	$(710)	$(72)	$2,226

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,434	$1,500	$(710)	$ –	$2,224
Fixed asset reserves (b)	74	–	–	(72)	2

	$1,508	$1,500	$(710)	$(72)	$2,226

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

Lease payments are being made on a continuous monthly basis, which our lease expires in 2009.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) Commitments and Contingencies

Litigation

There are no material legal proceedings to which we are a party. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material impact on our results of operations, business or financial condition.

(7) Stockholders’ Equity

Share-Based Compensation Plans

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Stockholders’ Equity (continued)

Impact of the Adoption of SFAS 123r

See Note 1 for a description of our adoption of SFAS 123r on January 1, 2006. During the first quarter of 2006, we reduced our stock-based compensation by $0.1 million due to a change in the estimated forfeiture rate as required by SFAS 123r. The $0.1 million reduction of the stock-based compensation cost did not have a material impact upon the basic and diluted earnings per share calculation.

Determining Fair Value

Valuation and Amortization Method. We use the Black-Scholes option-pricing model to estimate the fair value of each option grant on the date of grant or modification. We amortize the fair value on an accelerated method for recognizing stock compensation expense over the vesting period of the option.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Stockholders’ Equity (continued)

Determining Fair Value (Continued)

We used the following assumptions to estimate the fair value of options granted for the quarter and nine months ended October 1, 2006 and October 2, 2005:

	For the Quarter Ended		For the Nine Months Ended

Assumption	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Average expected term (in years)	3.9	3.4	3.9	3.4
Expected stock price volatility	47%	44%	56%	45%
Risk-free interest rate (range)	4.6-4.9%	3.7-4.0%	4.3-5.1%	3.6-4.0%
Expected dividends	Zero	Zero	Zero	Zero
Forfeiture rate	27%	18%	27%	18%

Stock Option Activity and Share-Based Compensation Expense

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans at October 1, 2006 and their respective weighted average exercise prices and certain weighted average fair values:

		Weighted
	Shares	Average
	(000’s)	Exercise Price

Outstanding at beginning of year	3,028	$ 4.63
Granted (1)	1,455	2.94
Exercised	(220)	1.89
Forfeited / Cancelled / Expired (2)	(1,178)	4.95

Outstanding at end of quarter (3)	3,085	3.91

Options exercisable at quarter-end	697	6.79

(1)	The weighted average fair value of options granted was $1.16 for the quarter ended October 1, 2006 and $1.40 for the nine months ended October 1, 2006.
(2)	The weighted average fair value of options forfeited / cancelled / expired during the nine months ended October 1, 2006 was $1.55.
(3)

The weighted average exercise prices of all stock options outstanding include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1997 Plan and the 1995 Director Plan in fiscal 2003.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Stockholders’ Equity (continued)

Stock Option Activity and Share-Based Compensation Expense (continued)

The following table summarizes information about awards outstanding under all stock option plans October 1, 2006:

	Outstanding				Exercisable

		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Remaining	Average	Intrinsic
Range of	(000’s)	Contractual	Exercise	Value	(000’s)	Contractual	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(000’s)	Outstanding	Life	Price	(000’s)

$0.03 to $2.48	394	8.6 years	$ 2.38	$113	100	8.2 years	$ 2.31	$36
$2.62 to $3.87	1,985	9.4 years	2.95	1	141	7.3 years	3.08	–
$4.42 to $6.00	458	7.7 years	4.67	–	223	7.7 years	4.68	–
$6.26 to $9.30	99	5.4 years	8.46	–	85	5.1 years	8.80	–
$9.50 to $14.22	85	3.8 years	13.74	–	84	3.8 years	13.74	–
$14.38 to $41.25	64	2.5 years	17.47	–	64	2.5 years	17.47	–

	3,085	8.6 years	3.91	$114	697	6.4 years	6.79	$36

We defined “in-the-money” options at October 1, 2006 as options that had exercise prices that were lower than the $2.67 average closing market price of our Common Stock for the nine months ended October 1, 2006. The aggregate intrinsic value of options outstanding at October 1, 2006 is calculated by taking the difference between the exercise price of the underlying options and the market price of our Common Stock for the 410,168 shares that were in-the-money at that date. There were 151,668 in-the-money options exercisable at October 1, 2006. The total intrinsic value of options exercised during the quarter and the nine months ended October 1, 2006 was immaterial.

At October 1, 2006, our non-vested stock awards totaled 2,387,450 and had a weighted average grant date fair value of $1.30. At December 31, 2005, our non-vested stock awards totaled 2,133,677 and had a weighted average grant date fair value of $1.01. At October 1, 2006, options that vested during the last nine months totaled 296,102 and had a weighted average fair value of $1.45.

Our total net share-based compensation expense for stock options was $0.3 million and $0.5 million for the quarter and the nine months ended October 1, 2006, respectively. The total tax benefit related to this share-based compensation was immaterial for the quarter and nine months ended October 1, 2006. The total net share-based compensation expense for the quarter and nine months ended October 1, 2006 was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations.

As of October 1, 2006, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.2 years.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Stockholders’ Equity (continued)

Stock Option Activity and Share-Based Compensation Expense (continued)

Cash received from option exercises under all share-based payment arrangements was approximately $0.4 million for the quarter and nine months ended October 1, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements were immaterial for the quarter and nine months ended October 1, 2006.

(8) Other Matters

Other Intangible Assets

At October 1, 2006, we had $1.1 million in net intangible assets, all of which are subject to amortization. Our intangible assets include the OfficeScreen Trade name and technology, and customer and vendor relationships obtained through the CSCI, Inc. acquisition. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Amortization expense was less than $0.1 million for quarter ended October 1, 2006 and $0.5 million for the quarter ended October 2, 2005. Amortization expense was $0.7 million for the nine months ended October 1, 2006 and $1.6 million for the nine months ended October 2, 2005. Amortization expense for each of the next five fiscal years is anticipated to be less than $0.1 million for the remainder of 2006, approximately $0.2 million each year from 2007 through 2010, $0.1 million in 2011 and $0.1 million thereafter. As of October 1, 2006, the weighted average useful life of our intangible assets is approximately 5.9 years.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

	Oct. 1, 2006	Dec. 31, 2005

	(In thousands)
Other Intangible Assets:
Gross value (1)	$1,127	$8,791
Accumulated amortization (1)	(34)	(8,095)

Net intangible assets	$1,093	$ 696

(1) During the second quarter of 2006, a technology license expired and was retired.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Other Matters (continued)

Goodwill Impairment

We have performed the interim impairment test due to indications of impairment as required under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and have determined that our goodwill associated with the Zip product line, was impaired at October 1, 2006. This test compares our Zip specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. The estimated discounted, future cash flows were not adequate to cover the carrying value of Zip goodwill as of October 1, 2006. As a result, impairment charges of $2.5 million and $7.9 million were recorded as a separate component of operating expenses for the quarter and nine months ended October 1, 2006, respectively. We also anticipate additional non-cash, goodwill impairment charges as the expected future Zip cash flows continue to decline.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS:

Overview

We design and market products and provide services that help our customers store and protect their valuable digital information. Our reportable segments are based primarily on the nature of our products and include Consumer Storage Solutions (“CSS”) Products, Zip® Products, REV® Products, Network Storage Systems (“NSS”) Products, Services and Other Products.

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard drives (“HDD”), CD-RW drives, DVD rewritable drives, Mini USB flash drives and external floppy disk drives. The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their inventories. Sales of Zip disks will continue worldwide, including the European Union. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and Network HDD drives in the entry-level and low-end network attached storage market. The Services segment consists of the operations of CSCI, Inc., including OfficeScreen solutions, systems integration and Iomega services such as iStorage. We acquired CSCI, Inc. in August of 2006. CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses. The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Products segment has been the largest contributor to our product operating income. As the Zip business has approached the end of its product life cycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue. In recent years, we have invested significant efforts and dollars on the development of the first and second generation REV products, which were launched in the second quarter of 2004 and July of 2006, respectively. In the second and third quarters of 2006, sales of REV products exceeded Zip product sales, however, REV products have continued to lose money. However, the REV products only lost $0.4 million in the third quarter of 2006. The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses. Sales of the CSS business segment exceeds Zip product sales. However, our CSS business segment has not been profitable at the product operating income level. The NSS segment was only slightly profitable for the quarters ended July 2, 2006 and October 1, 2006.

As part of an ongoing effort to return to profitability, we announced a restructuring plan on April 27, 2006, which was implemented in the second and third quarters of 2006. The restructuring plan was part of an effort to reduce costs and simplify our organizational structure. We anticipate $20 million to $25 million in annual savings from these restructuring actions compared to the first quarter 2006 run rates. In addition, we released new HDD products and made changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market place. Although we still lost money on our CSS segment, we experienced significant improvements to our CSS product operating losses due to the new products, supply chain changes and other cost reductions.

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

During 2006, we have made steady progress toward these goals with the cost reductions associated with the April restructuring actions, the launch of our new REV 70 Backup Drive in July, the launch of newly designed lower cost external HDD products in August and the acquisition of CSCI, Inc., a provider of managed services to small businesses, in August. Notwithstanding these accomplishments, there can be no assurance that we will achieve or be able to sustain these results.

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

Seasonality

Our CSS business is typically strongest during the fourth quarter. Our European sales are typically weakest during the summer months due to holidays. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future periods.

Results of Operations

Our net income for the quarter ended October 1, 2006 was $0.9 million, or $0.02 per diluted share, compared with a net loss of $12.3 million, or ($0.24) per share, for the quarter ended October 2, 2005.

Our net loss for the nine months ended October 1, 2006 was $13.7 million, or ($0.26) per share, compared with a net loss of $24.6 million, or ($0.48) per share, for the nine months ended October 2, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended October 1, 2006 declined over the prior year due to lower Zip product sales, partially offset by higher CSS and Business Products sales. All prior period amounts have been reclassified to reflect the Network HDD drives classification change from the CSS segment in the Consumer Products category to NSS segment and the classification change of Iomega services from Other Products to the Services segment under the Business Products category.

	For the Quarter Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$30,317	$26,049	$ 4,268	16%
Zip Products	6,245	14,868	(8,623)	(58)

Total Consumer Products	36,562	40,917	(4,355)	(11)

Business Products:
REV Products	11,201	10,255	946	9
Network Storage Systems	4,473	4,336	137	3
Services	1,254	124	1,130	911

Total Business Products	16,928	14,715	2,213	15

Other Products	105	220	(115)	(52)

Total Sales	$53,595	$55,852	$(2,257)	(4)%

Zip product sales continued their expected decline for the quarter ended October 1, 2006, both in terms of units and sales dollars. The $4.3 million higher CSS sales resulted from $10.3 million of higher HDD drives partially offset by $2.8 million of lower Optical products, $2.7 million of lower Mini USB flash drive and $0.5 million of lower floppy external drive sales. The sales decreases for Optical, Mini USB flash and floppy external drives were primarily as a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (continued)

Our sales by region for the quarters ended October 1, 2006 and October 2, 2005 are shown in the table below:

	For the Quarter Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$24,282	$30,094	$(5,812)	(19)%
Europe	26,697	21,247	5,450	26
Asia Pacific	2,616	4,511	(1,895)	(42)

Total	$53,595	$55,852	$(2,257)	(4)%

Percent of Total Sales:
Americas (includes Latin America)	45%	54%
Europe	50	38
Asia Pacific	5	8

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip and CSS (Optical and Mini USB flash drive) product sales partially offset by an increase in NSS product sales. The increase in sales dollars in Europe was primarily due to higher CSS (HDD) and REV product sales, partially offset by lower Zip product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower CSS, NSS and Zip product sales.

As shown in the table below, total sales for the nine months ended October 1, 2006 declined primarily due to lower Zip and CSS product sales, and to a lesser extent, Business Products sales. All prior period amounts have been reclassified to reflect the Network HDD drives classification change from the CSS segment in the Consumer Products category to the NSS segment and the classification change of Iomega services from Other Products to the Services segment under the Business Products category.

	For the Nine Months Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$81,999	$93,213	$(11,214)	(12)%
Zip Products	25,681	51,791	(26,110)	(50)

Total Consumer Products	107,680	145,004	(37,324)	(26)
Business Products:
REV Products	30,869	33,489	(2,620)	(8)
Network Storage Systems	12,724	14,665	(1,941)	(13)
Services	1,515	456	1,059	232

Total Business Products	45,108	48,610	(3,502)	(7)

Other Products	540	862	(322)	(37)

Total Sales	$153,328	$194,476	$(41,148)	(21)%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (continued)

Zip product sales continued their expected decline for the nine months ended October 1, 2006, in terms of both units and sales dollars. The $11.2 million lower CSS product sales resulted from $13.9 million of lower Optical product, $11.6 million of lower Mini USB flash drive and $2.4 million of lower floppy external drive sales, partially offset by $16.7 million of higher HDD product sales. The sales decreases for Optical, Mini USB flash and floppy external drives were primarily a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products.

Our sales by region for the nine months ended October 1, 2006 and October 2, 2005 are shown in the table below:

	For the Nine Months Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$ 68,329	$ 96,744	$(28,415)	(29)%
Europe	75,713	83,550	(7,837)	(9)
Asia Pacific	9,286	14,182	(4,896)	(35)

Total	$153,328	$194,476	$(41,148)	(21)%

Percent of Total Sales:
Americas (includes Latin America)	45%	50%
Europe	49	43
Asia Pacific	6	7

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip, CSS and REV product sales. The decrease in sales dollars in Europe was primarily from lower Zip, Optical, Mini USB flash drive and Floppy drive product sales, offset by higher HDD and REV product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, Optical, Mini USB flash drive, Floppy drive and REV product sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

Our gross margin details for the quarters ended October 1, 2006 and October 2, 2005 are shown in the table below:

	For the Quarter Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)

Total Gross Margin (dollars)	$ 12,216	$ 10,962	$ 1,254	11%
Total Gross Margin (%)	22.8%	19.6%

Total gross margin dollars for the quarter ended October 1, 2006 increased due to higher CSS, REV product and NSS gross margin dollars. These improvements more than offset the reduction in Zip revenue and that product’s higher gross margin.

The CSS product gross margins increased slightly in terms of dollars and percentage during the quarter ended October 1, 2006, primarily due to the release of new HDD products and improvements in material costs and lower variable overhead costs, resulting from the supply chain improvement.

The Zip product gross margin percentage increased slightly during the quarter ended October 1, 2006 due to a higher mix of Zip disks, which have a higher gross margin percentage and cost reductions. Total Zip product gross margin dollars decreased due to lower Zip product sales.

The REV product gross margins increased in terms of dollars and percentage for the quarter ended October 1, 2006. The improvement was a result of the release of the REV 70 Backup Drive and lower variable spending in the third quarter of 2006 and inventory charges recorded in the third quarter of 2005.

The NSS product gross margins improved in terms of dollars and percentage due to a better product mix and lower material costs for the quarter ended October 1, 2006.

Our gross margin details for the nine months ended October 1, 2006 and October 2, 2005 are shown in the table below:

	For the Nine Months Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)

Total Gross Margin (dollars)	$ 30,810	$ 40,992	$(10,182)	(25)%
Total Gross Margin (%)	20.1%	21.1%

Total gross margin dollars for the nine months ended October 1, 2006 decreased primarily due to lower overall sales and a lower proportion of Zip product sales. The gross margin percentage declined slightly due to a lower proportion of Zip product sales, partially offset by higher NSS and CSS margin percentages.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (continued)

CSS product gross margins dollars improved for the nine months ended October 1, 2006 due to higher overall sales, lower inventory adjustments and lower overhead costs related to the restructuring actions taken to reduce costs. The CSS product gross margin percentage for the nine months ended October 1, 2006 due to lower inventory adjustments and lower overhead costs related to the restructuring actions taken to reduce costs.

Zip product gross margin dollars decreased for the nine months ended October 1, 2006 when compared to the nine months ended October 2, 2005, primarily as a result of lower Zip product sales. The Zip product gross margin percentage increased from 50% for the nine months ended October 2, 2005 to 56% for the nine months ended October 1, 2006.

The REV product gross margins declined slightly in terms of dollars for the nine months ended October 1, 2006, primarily due to a higher inventory charges and slightly lower product sales in 2006. The gross margin percentage remained unchanged.

The NSS gross margin dollars increased slightly during the nine months ended October 1, 2006 primarily due to higher NSS product sales. The NSS gross margin percentage improved during the nine months ended

October 1, 2006 primarily from lower overhead expenses and higher margin product mix.

Future gross margin percentages will depend on a wide variety of factors, including those discussed in the section entitled, “Risk Factors” in Item 1A of Part II in this Form 10-Q filing. We can provide no assurance that we will be able to improve or maintain gross margins in any subsequent quarter or year.

Product Segment Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product segments on a direct basis or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as a product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and certain extraordinary costs.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives and Services classification changes.

	For the Quarter Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(1,744)	$(6,173)	$ 4,429	72%
Zip Products	767	3,320	(2,553)	(77)

Total Consumer Products	(977)	(2,853)	1,876	66
Business Products:
REV Products	(367)	(3,165)	2,798	88
Network Storage Systems	464	(889)	1,353	152
Services	(53)	33	(86)	(261)

Total Business Products	44	(4,021)	4,065	101

Other Products	75	1,001	(926)	(93)

Restructuring (charges) reversals	211	(6,579)	6,790	103

Total Operating Loss	$ (647)	$(12,452)	$11,805	95%

The CSS product operating loss as a percentage of CSS product sales decreased to a negative 6% for the quarter ended October 1, 2006 from a negative 24% for the quarter ended October 2, 2005. The lower CSS product segment operating loss was primarily a result of the release of new HDD products, supply chain changes made in the third quarter of 2006 and other cost reductions.

The decrease in Zip product operating income resulted primarily from the $2.5 million non-cash, goodwill impairment charge. Zip product operating income as a percentage of Zip product sales decreased to 12% for the quarter ended October 1, 2006 from 22% for the quarter ended October 2, 2005 due to the goodwill impairment charge. We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle. We also anticipate additional non-cash, goodwill impairment charges as the expected future Zip cash flows continue to decline. There is $3.8 million of goodwill related to the Zip product line remaining on the balance sheet at October 1, 2006.

The REV product operating loss as a percentage of REV product sales was a negative 3% for the quarter ended October 1, 2006 compared to a negative 31% for the quarter ended October 2, 2005. The lower REV product operating loss for the quarter ended October 1, 2006 resulted primarily from improved gross margins and a reduction in research and development and other operating expenses as a result of restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (continued)

The NSS product operating income as a percentage of NSS product sales improved to a positive 10% for the quarter ended October 1, 2006 compared with a negative 21% of product sales for the quarter ended

October 2, 2005. The NSS product operating income for the quarter ended October 1, 2006 resulted primarily from a better mix of higher margin products, lower selling and marketing expenses, and lower general and administrative expenses.

Other Products product operating income decreased for the quarter ended October 1, 2006 compared to the quarter ended October 2, 2005, primarily from the sale of certain patents in the third quarter of 2005.

Our product operating income (loss) details for the nine months ended October 1, 2006 and October 2, 2005 are shown in the table below. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives and Services classification changes.

	For the Nine Months Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(11,666)	$(21,449)	$9,783	46%
Zip Products	1,874	14,750	(12,876)	(87)

Total Consumer Products	(9,792)	(6,699)	(3,093)	(46)
Business Products:
REV Products	(5,742)	(10,556)	4,814	46
Network Storage Systems	884	(1,977)	2,861	145
Services	174	96	78	81

Total Business Products	(4,684)	(12,437)	7,753	62

Other Products	1,011	1,428	(417)	(29)

Non-Restructuring charge	(995)	–	(995)	(100)

Restructuring charges	(4,358)	(6,773)	2,415	36

Total Operating Loss	$(18,818)	$(24,481)	$5,663	23%

CSS product operating loss as a percentage of CSS product sales improved to a negative 14% for the nine months ended October 1, 2006 from a negative product operating loss of 23% of product sales for the nine months ended October 2, 2005. The lower CSS product operating loss percentage resulted primarily from improved gross margins, lower selling and marketing expenses, lower general and administrative expenses and benefited from $0.7 million of releases of certain accruals, based on changes in estimates, relating to freight accruals and marketing program utilizations. The nine months ended October 2, 2005 included a $1.5 million benefit from a change in estimated copyright royalty accruals in Europe.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (continued)

The decrease in Zip product operating income resulted primarily from lower Zip product sales and the $7.9 million of non-cash, goodwill impairment charges recorded in 2006. Zip product operating income as a percentage of Zip product sales decreased to 7% for the nine months ended October 1, 2006 from 28% for the nine months ended October 2, 2005 primarily due to the goodwill impairment charges, partially offset by improved gross margin percentage and lower costs related to the restructuring and other cost reductions.

The REV product operating loss as a percentage of REV product sales improved to a negative 19% for the nine months ended October 1, 2006 compared to a negative 32% for the nine months ended October 2, 2005. The lower REV product operating loss for the nine months ended October 1, 2006 resulted primarily from lower research and development expenses and selling and marketing expenses.

The NSS product operating income as a percentage of NSS product sales improved to a positive 7% for the nine months ended October 1, 2006, compared to a negative 13% of product sales for the nine months ended October 2, 2005. The NSS product operating income for the nine months ended October 1, 2006 resulted primarily from lower selling and marketing expenses and a higher gross margin percentage.

Other Products product operating income decreased for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005, primarily related to the benefit from the sale of certain patents recorded in the prior year.

The non-restructuring charge, primarily related to severance costs associated with our former Chief Executive Officer, was not allocated to the product lines.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the quarters ended October 1, 2006 and October 2, 2005.

	For the Quarter Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$ 8,216	$14,173	$ (5,957)	(42)%
Research and development	1,904	3,195	(1,291)	(40)
Restructuring charges (reversals)	(211)	6,579	(6,790)	(103)
Goodwill impairment charge	2,513	–	2,513	100
License and patent fee income	–	(889)	889	100
Bad debt expense	441	356	85	24

Total Operating Expenses	$12,863	$23,414	$(10,551)	(45)%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (continued)

The table below shows the details of and changes in operating expenses for the nine months ended October 1, 2006 and October 2, 2005.

	For the Nine Months Ended

	Oct. 1,	Oct. 2,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$31,308	$48,784	$(17,476)	(36)%
Research and development	6,946	11,153	(4,207)	(38)
Restructuring charges	4,358	6,773	(2,415)	(36)
Goodwill impairment charges	7,935	–	7,935	100
License and patent fee income	(1,085)	(1,301)	216	(17)
Bad debt expense	166	64	102	159

Total Operating Expenses	$49,628	$65,473	$(15,845)	(24)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter ended October 1, 2006 compared to the quarter ended October 2, 2005 reflected lower costs resulting primarily from the 2006 restructuring actions and other cost reductions. Selling, general and administrative expenses decreased as a percentage of sales to 15% for the quarter ended October 1, 2006, compared to 25% for the quarter ended October 2, 2005 due to the above cost savings actions.

The decrease in selling, general and administrative expenses for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005 reflected lower costs resulting primarily from the 2006 and 2005 restructuring actions and other cost reductions. The nine months ended October 1, 2006 also included $1.0 million for severance-related costs associated with our former Chief Executive Officer. Selling, general and administrative expenses also decreased as a percentage of sales to 20% for the nine months ended October 1, 2006, compared to 25% for the nine months ended October 2, 2005 due to the 2006 and 2005 restructuring actions and other cost reductions.

Research and Development Expenses

Lower research and development expenses for the quarter and nine months ended October 1, 2006 compared to October 2, 2005 reflected lower development expenses on REV products. Research and development expenses decreased as a percentage of sales to 4% for the quarter ended October 1, 2006 compared to 6% for the quarter ended October 2, 2005 and decreased to 5% for the nine months ended October 1, 2006, compared to 6% for the nine months ended October 2, 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (continued)

Goodwill Impairment Charges

For the quarter ended October 1, 2006, operating expenses included a non-cash impairment charge for $2.5 million relating to Zip goodwill.

For the nine months ended October 1, 2006, operating expenses included non-cash impairment charges totaling $7.9 million relating to Zip goodwill.

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycles. We also anticipate additional non-cash, goodwill impairment charges as the expected future Zip cash flows continue to decline. There is $3.8 million of goodwill related to Zip remaining on the balance sheet at October 1, 2006.

License and Patent Fee Income

There was no license and patent fee income in the third quarter of 2006. For the quarter ended October 2, 2005, license and patent fee income of $0.9 million was recognized from an intellectual property license agreement entered into in the second quarter of 2004.

For the nine months ended October 1, 2006, license and patent fee income of $1.1 million was recognized from the sale of certain patents. For the nine months ended October 2, 2005, license and patent fee income totaling $1.3 million was recognized for two intellectual property license agreement entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005.

Bad Debt Expense

For the quarter ended October 1, 2006, the bad debt expense of $0.4 million remained relatively flat when compared to the bad debt expense for the quarter ended October 2, 2005.

For the nine months ended October 1, 2006, the bad debt expense of $0.2 million increased by $0.1 million compared to a bad debt expense of $0.1 million for the nine months ended October 2, 2005.

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

The $0.1 million release associated with the 2004 restructuring actions was related to an excess reserve associated with higher than expected proceeds from the sales of furniture.

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

During the third quarter of 2006, we recorded a restructuring benefit of $0.2 million primarily related to the 2006 and 2005 restructuring actions.

During the first quarter of 2005, we recorded restructuring charges of $0.2 million related to the ratable recognition of severance and benefits for those employees that remained on transition under the 2004 restructuring actions.

During the second quarter of 2005, we had a net release of less than $0.1 million related to excess severance and benefits from the 2004 restructuring actions.

During the third quarter of 2005, we recorded total restructuring charges of $6.6 million of which $4.9 millions related to the 2005 restructuring actions, $0.3 million related to the 2004 restructuring actions, $1.1 million related to the 2003 restructuring actions and $0.3 million related to the 2001 restructuring actions.

Interest Income

Interest income of $0.7 million for the quarter ended October 1, 2006 was relatively flat with the third quarter ended October 2, 2005. Higher interest rates were offset by lower cash balances.

Interest income of $2.3 million for the nine months ended October 1, 2006 increased by $0.6 million from the nine months ended October 2, 2005. The increase for the nine months ended October 1, 2006 resulted from higher interest rates, partially offset by lower cash balances.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net was a net other income of $1.0 million for the quarter ended October 1, 2006 compared to a net other expense of $0.1 million for the quarter ended October 2, 2005. The net other income resulted primarily from a $1.1 million gain recorded from releasing liabilities associated with the dissolution of a European subsidiary, which ceased operations in 1999.

Interest expense and other income (expense), net was a net other income of $0.9 million for the nine months ended October 1, 2006 compared to a net other expense of $1.8 million for the nine months ended October 2, 2005. The improvement resulted primarily from a $1.1 million gain recorded from releasing liabilities associated with the dissolution of a European subsidiary which ceased operations in 1999, foreign currency gains for the nine months ended October 1, 2006 compared to foreign currency losses in the nine months ended October 2, 2005 and lower bank charges, partially offset by a $0.5 million charge recorded for an uncollectible VAT receivable from a former customer in Europe in the second quarter of 2006.

Income Taxes

For the quarter ended October 1, 2006, we recorded a net income tax provision of $0.2 million on pre-tax income of $1.1 million. This tax provision is primarily comprised of taxes provided on foreign earnings and foreign capital taxes, partially offset by a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

For the quarter ended October 2, 2005, we recorded an income tax benefit of $0.4 million on a pre-tax loss from continuing operations of $11.9 million. The statutory tax benefit of $4.2 million, resulting from operating losses, was entirely offset by a tax charge to increase the valuation allowance. The net tax provision of $0.4 million was comprised primarily of foreign taxes.

For the nine months ended October 1, 2006, we recorded an income tax benefit of $2.0 million on a pre-tax loss of $15.7 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charges recognized and minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns, offset by the accrual of taxes on foreign income and capital taxes.

For the nine months ended October 2, 2005, we recorded an income tax benefit of $0.2 million on a pre-tax loss from continuing operations of $24.6 million. The statutory tax benefit of $8.6 million, resulting from operating losses, was entirely offset by tax charges to increase the valuation allowance. The net tax benefit of $0.2 million was comprised of $0.8 million in provision for foreign taxes, primarily Swiss withholding taxes, and a $1.0 million benefit of various adjustments related to deferred taxes.

We have recorded foreign tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in the condensed consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at October 1, 2006 related to such foreign tax contingencies and related interest accruals was $13.7 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Details of our total cash, cash equivalents and temporary investments are shown in the table below:

	Oct. 1,	Dec. 31,
	2006	2005	$ Change	% Change

	(In thousands, except %)
Total cash, cash equivalents and temporary investments for the U.S. entity (1)	$13,199	$ 7,199	$ 6,000	83%
Total cash, cash equivalents and temporary investments for non-U.S. entities (2)	$56,617	88,800	(32,183)	(36)
Total consolidated cash, cash equivalents and temporary investments	$69,816	$95,999	$(26,183)	(27)

Working capital	$66,778	$77,344	$(10,566)	(14)%

(1)	During the second quarter, we declared an intercompany dividend of $16.5 million to move money to the U.S.
(2)

Of the $56.6 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at October 1, 2006. At December 31, 2005, $0.3 million of the non-U.S. entity cash was restricted.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

For the nine months ended October 1, 2006, cash used by operations amounted to $21.1 million. The primary uses of cash from operations for the nine months ended October 1, 2006 were operating losses, $5.3 million for restructuring disbursements, $4.3 million for the acquisition of CSCI, Inc., and changes in other current assets and current liabilities as described below.

Trade receivables decreased in the nine months ended October 1, 2006, due to lower overall sales. Days sales outstanding (“DSO”) in receivables increased from 37 days at December 31, 2005 to 50 days at October 1, 2006. DSO increased primarily due to the timing of sales. Inventories increased during the nine months ended October 1, 2006 primarily in the HDD product line due to the new lower cost supply chain whereby the majority of HDD products are fully assembled in Asia, partially offset by lower Zip inventory.

Accounts payable decreased due to lower purchases reflecting the lower sales volumes and an increased effort to reduce operating costs.

Additional paid in capital decreased primarily due to the issuance of treasury shares related to the acquisition of CSCI, Inc.

Our goal is to reverse the negative cash flows from operations through the implementation of the 2006 restructuring actions and other cost reductions, improving the financial results of the CSS business, in particular HDD, improving REV product sales and margins and managing the Zip Products business for cash flow. Although we have made significant progress on all these initiatives, we can give no assurance that this progress is sustainable long term.

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

Other Matters

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Instruments”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. This statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as a servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method or the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of FIN 48 on our financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (continued)

Recent Accounting Pronouncements (continued)

On September 13, 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We are still evaluating the potential impact on our financial position, results of operations or cash flows from adoption of this statement.

On September 15, 2006, the FASB issued, SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, include its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 1, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Demand for Our Products and Services and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Worldwide market conditions and demand for digital storage products;
•	Our ability to replace declining Zip revenues and profits with revenues and profits from other products, particularly our REV products and our expected new IT managed services offerings;
•	Our ability to generate significant sales and profit margin from REV products and OfficeScreen;
•	Our ability to significantly improve HDD gross margins;
•	OEM adoption of REV products;
•	Our success in meeting targeted availability dates for new and enhanced products;
•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;
•	Our ability to maintain an appropriate cost structure;
•	Our ability to attract and retain competent, motivated employees;
•	Our ability to comply with applicable legal requirements throughout the world;
•	Our ability to integrate and manage the new CSCI, Inc. subsidiary;
•	Any disruption caused by Iomega’s active evaluation of strategic investments for Iomega, including evaluation of new opportunities related to services for small- and medium-sized businesses and
•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence. In spite of considerable efforts, we have been unable to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to operate profitably in the future.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (continued)

RISK FACTORS (continued)

Zip Drives and Disks

Zip products have accounted for the vast majority of product operating income since 1997 and have provided our only meaningful source of product operating income for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999. These declines are expected to continue through the end of the Zip product life cycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions. Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in any subsequent quarter or year. Further, we will not be viable unless we generate significant product operating income from products other than Zip products. We have been unable to do this for several years and can provide no assurance that we will be able to do so in the future.

Additionally, we have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the RoHS initiative. Notwithstanding RoHS, our distributors and resellers are permitted and expected to continue to sell Zip products from their existing inventories. Sales of Zip disks will continue worldwide, including the European Union.

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Inability to create product awareness or lack of market acceptance;
•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
•	Failure to achieve significant OEM adoption of the products;
•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;
•	Intense competition;
•	The potential for our OEM partner in the broadcast industry, Thomson N.A., to miss deadlines or fail to introduce expected products utilizing REV drives and disks;
•	Any delays, disruption or lack of success in ramping up our new REV 70 products;
•	Potential declines in demand or excess inventory for REV 35 products because of the launch of REV 70 products and
•	Risks that third parties may assert intellectual property claims against REV products.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (continued)

RISK FACTORS (continued)

Consumer Storage Solutions Products

Virtually all of our CSS products are commodity-type products, which are functionally equivalent to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors, and we source hard drives from the same companies we compete with. Moreover, besides our trademarks, we own limited intellectual property relating to our CSS products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations, and frequent end user price reductions. In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives and this business has never achieved full year profitability. In light of these challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

Further, in their own effort to seek the highest margin possible, large retail customers seek levels of promotional funds or other consideration and benefits that may not be consistent with our profit goals; depending upon positions taken by large retailers, our ability to sell products through those retailers may suffer, leaving us with a choice between undesirable retail sale agreements or lost sales opportunities. The result could be lower retail sales.

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

Development and Introduction of New Products and Services and New Revenue Streams

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

We are spending significant resources attempting to develop new products, including next-generation REV products and data protection services for small- and medium-sized businesses. We may spend additional resources attempting to acquire the rights to new technologies or services, to fund development of such technologies or to otherwise differentiate existing products. We can provide no assurance that any of these expenditures will yield profits.

Our acquisition of CSCI introduces management and various personnel to new challenges. Over time, we must incorporate a private company into our public company processes and controls; we need to focus energy integrating the new personnel and new products or services and we will attempt to offer OfficeScreen services through our channels to a variety of new customers, creating a need for us to simultaneously launch additional sales of this newly acquired service while hiring and scaling up support for offering OfficeScreen to more and

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (continued)

RISK FACTORS (continued)

Development and Introduction of New Products and Services and New Revenue Streams (continued)

more customers. Selling security and/or firewall services will require new Iomega contracts and the wide distribution of a service that is a new offering from Iomega and potentially a new service for future customers. These efforts all involve execution and market risk and competition; and there is no assurance that we will be successful in this new endeavor.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

As discussed in Note 5 of the notes to condensed consolidated financial statements, on April 27, 2006, we announced a restructuring plan in conjunction with our ongoing goals to reduce costs, simplify our organization and return to profitability. Other restructuring actions may be necessary in the future. As a result, we face risks of losing key institutional knowledge and internal controls as a result of workforce reductions and changes within the management team. In addition, our ability to retain key employees may be adversely affected because of restructuring activities, financial losses, increased workloads resulting from the restructuring and improvements in the U.S. and European economies.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

We are always at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in additional reported material weaknesses. The 2006 restructuring actions and reduced headcount (see Note 5 of the notes to condensed consolidated financial statements) increases the risk of a process breakdown and possible internal control deficiencies. Responsibility for the finance function for Europe has changed hands internally as we have restructured over the past year. We have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge. In addition, our new managed security services subsidiary will require development of new process controls, associated with integrating a small private company into our Company. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

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

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (continued)

RISK FACTORS (continued)

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics centers, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services providers. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipment, unexpected price increases and inventory management risks. We have periodically experienced operational disruptions and have reported a material weakness (subsequently remediated) in internal control over financial reporting due to some of these factors.

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

Company Operations, Component Supplies and Inventory

In light of our declining revenues, it is difficult to negotiate or maintain favorable pricing, supply, business or credit terms with our vendors, suppliers and service providers. In some cases existing vendors, suppliers and service providers have begun imposing more stringent terms or even eliminating credit altogether. We anticipate continued challenges in this area for the foreseeable future.

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

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (continued)

RISK FACTORS (continued)

Company Operations, Component Supplies and Inventory (continued)

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

In addition, we employ people throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights and comply with all applicable laws and regulations under these agreements and relationships, our organization is complex and errors may occur. We have been sued and may be sued, under numerous legal theories, including breach of contract, tort, product liability, intellectual property infringement and other theories. Such litigation, regardless of outcome, may have an adverse effect upon our profitability or public perception.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (continued)

RISK FACTORS (continued)

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and, to a lesser extent, Asia. We invoice the majority of our European customers in Euros and invoice our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results. Iomega management is giving serious attention to possible strategic opportunities to build the business and find synergistic products or services. Potential strategic transactions always involve a heightened risk of legal claims, disruption and unexpected costs. Further, although we seek to manage the credit granted to our customers, certain trade receivable balances from one or more customers could become uncollectible; this could adversely affect our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On August 11, 2006, we issued a total of 2,857,722 shares of our common stock to certain shareholders and employees of CSCI, Inc. as partial consideration of our acquisition of CSCI pursuant to a merger. There were no underwriters involved in this issuance of shares of our common stock. Pursuant to a permit issued by the California Department of Corporations on August 8, 2006, we issued such shares of common stock in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, under section 3(a)(10) thereof.

During the quarter ended October 1, 2006, we did not repurchase any shares of our Common Stock. As of October 1, 2006, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

/s/ Jonathan S. Huberman
Dated: November 9, 2006 Jonathan S. Huberman
Vice Chairman and Chief Executive Officer

/s/ Preston Romm
Dated: November 9, 2006 Preston Romm
Vice President of Finance and
Chief Financial Officer (Principal financial and
accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                    Description

31.7                                Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief

                                       Executive Officer.

31.8                                Section 302 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.

32.7                                Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief

                                       Executive Officer.

32.8                                Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.