Form 10-K
period 2006-12-31
IOMEGA CORP
filed 2007-03-16
CIK 352789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at July 2, 2006 was $141,745,431 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at March 6, 2007 was 55,308,020.

Documents incorporated by reference:

•	Specifically identified portions of the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders into Part III of Form 10-K.

(This page has been left blank intentionally)

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

For The Fiscal Year Ended December 31, 2006

(This page has been left blank intentionally)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements, including, without limitation, statements referring to:

•	All descriptions of what our future operating results will depend upon;

•	objectives of our marketing activities;

•	any and all references to our goals;

•	statements relating to our anticipated operations, including expectations to fill the order backlog existing at December 31, 2006;

•	expectations regarding Zip goodwill impairment and plans for taking these charges including the timing of recording such charges;

•	expectations that our distributors and resellers in the EU will continue to sell existing inventory of Zip drives and all other statements about future sales of Zip disks or drives;

•	plans to develop and introduce follow-on REV products including with our broadcast industry partner, Thomson;

•	statements relating to potential markets for REV products;

•	anticipated cost and expense savings from past restructuring actions;

•	statements that Zip sales will continue to decline and will be significantly less in 2007 as compared to 2006;

•	our continued goal to profitably grow our Network Storage Systems (“NSS”) business and our plans for how best to compete in the NSS business in the future;

•

statements relating to our potential receipt of any licensing, royalty or other future payments, including any funds promised in connection with our DCT agreement, or any other intellectual property agreement;

•	statement that we are positioned to obtain an adequate supply of our products in the future;

•	statements relating to our potential repatriation of cash from foreign subsidiaries;

•	the expectation of continuing to lower product procurement costs, reducing ongoing operational costs or differentiating our Consumer Storage Solution products;

•	statements about continued or future focus on our supply chain or potential future actions or changes related to logistics or distribution;

•	our expectations to reduce product prices or offer rebates in the future;

•	anticipated research and development, marketing or promotional activities by us;

•

statements that research and development levels will be similar in 2007 to 2006 or that such costs will be associated with network storage products, software enhancements, potential follow-on and next generation REV products, and sourcing, qualification and testing of Consumer Products and other products;

•	the impacts of expensing stock option grants;

•	the factors affecting future gross margins;

•	expected sales levels due to seasonal demand;

•	goals to enforce and protect our intellectual property rights;

•	the adequacy of any reserves established by us;

•	statement that changes in price protection and rebate accruals would not impact our liquidity;

•	the expectation that compliance with environmental protection laws will not have a material effect on us in 2007;

•	discussions of hedging strategies;

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

•	expectations that in 2007, we will continue placing substantial focus on our supply chain and supply base;

•

expectations relating to revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and tax contingencies, and impairment of goodwill;

•	future disposal of assets;

•	the anticipated effects of accounting pronouncements;

•	the possible effects of an adverse outcome in any legal proceedings;

•	estimated warranty expenses;

•

our goal to achieve 2007 full year profitability and positive cash flow from operations through containing operating expense spending, HDD sales growth and maintaining or improving the gross margins, growing REV product sales, ramping OfficeScreen® services sales and managing the Zip products business for cash flow;

•	the lack of plans to pay any dividend;

•	all references to a potential new stock plan;

•	all references to those customers whose receivable balances would cause Iomega harm if rendered uncollectible and

•

the belief that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year.

Any other statements that are not statements of historical fact may be deemed to be forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “goals” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are numerous factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 7 and 7A of Part II and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was first filed with the SEC and we specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

___________________________________

Copyright © 2007 Iomega Corporation. All rights reserved. Iomega, Iomega’s stylized ‘I’ logo, Zip, Jaz, REV, OfficeScreen, StorCenter, iStorage, Micro Mini and Hotburn are either registered trademarks or trademarks of Iomega Corporation or its subsidiaries in the United States and/or other countries. Certain other product names, brand names, and company names may be trademarks or designations of their respective owners.

IOMEGA CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS:

We design and market products and provide services that help our customers store and protect their valuable digital information. Our six reportable segments are based primarily on the nature of our products and include Consumer Storage Solutions (“CSS”) Products, Zip® Products, REV® Products, Network Storage Systems (“NSS”) Products, Services and Other Products.

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

Product Categories

Products are described in more detail below.

Our Consumer Products include the following:

•	Iomega® desktop hard disk drives (“HDD”)

•	Iomega portable HDD drives

•	Iomega MiniMax HDD drives

•	Zip® drives

•	Iomega ScreenPlay™ Multimedia drives

•	Iomega CD-RW drives

•	Iomega DVD rewritable drives

•	Iomega Micro MiniTM USB flash drives

•	Iomega Floppy USB drive and Floppy 7-in-1 card reader drive

Our Business Products include the following:

•	REV® drives

•	REV-based Autoloaders

•	Iomega Network Attached Storage (“NAS”) servers

•	Iomega StorCenter™ network hard drives

•	OfficeScreen® Managed Firewall and SSL VPN Services

•	iStorageTM offsite remote storage

•	Aftermarket service plans for certain Iomega NAS servers and the REV Autoloaders

Regarding all capacity references contained in this filing, one-megabyte (or “MB”) equals 1 million bytes, one gigabyte (or “GB”) equals 1 billion bytes and one terabyte (or “TB”) equals 1 trillion bytes.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Availability

Iomega products are generally available worldwide from retailers, direct marketing resellers (“DMRs”) (formerly referred to as catalogs), distributors, original equipment manufacturers (“OEMs”), online vendors, value-added resellers (“VARs”) and system integrators. Iomega services are generally available from telecom resellers and distributors. We also sell our products and services through our www.iomega.com website.

Consumer Products

Consumer Storage Solutions Products

Iomega HDD Drives

Iomega Desktop HDD Drives. Iomega desktop HDD drives (3.5-inch form factor) include certain third-party backup software packages, are available in capacities ranging from 250GB to 1TB and are compatible with both PC and Mac® operating systems.

Iomega Portable HDD Drives. Iomega portable HDD drives (2.5-inch form factor) are available in capacities ranging from 60GB to 160GB, ship with certain third-party backup software packages, are host powered, so they can be used without requiring a separate power supply and are compatible with both PC and Mac® operating systems.

Iomega MiniMax Hard Drives. Iomega MiniMax Hard drives (3.5-inch form factor) are 6.5-inch square, compact external hard drives with capacities ranging from 250GB to 500GB, are also host powered, contain a interactive cooling system and are optimized for use with Mac® mini computers.

Iomega ScreenPlay™ Hard Drives. Iomega Screenplay hard drives are 60GB and 320GB Multimedia drives used for entertainment purposes. These small, compact drives allow the user to play stored video, movies or music and view photos directly on a television.

Optical Drives

Iomega CD-RW Drives. Iomega external CD-RW drives are used for creating customized music CDs, archiving and distributing photos and other digital data files. All current Iomega CD-RW drives are compatible with USB 2.0 interfaces, come with Iomega HotBurn® Pro CD/DVD writer software, Iomega Automatic Backup software and certain third-party software packages, and are compatible with both PC and Mac® operating systems.

Iomega DVD Rewritable Drives. Iomega DVD rewritable drives are used for the same purposes as CD-RW drives and for transferring and storing video content on DVD discs. Iomega Super DVD Writer supports all DVD formats (except for DVD-RAM); reads, writes and rewrites to CD-RW disks and is compatible with both PC and Mac® operating systems. All DVD drives support 4x dual layer formatted media and ship with lomega HotBurn Pro DVD burning software, Iomega Automatic Backup software and certain third-party software packages.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Consumer Products (Continued)

Iomega Micro MiniTM USB Flash Drives

The Iomega Micro Mini USB flash drive is a portable, easy-to-use, secure device for transporting and sharing data. The drive plugs into any computer’s USB port, is compatible with both PC and Mac® operating systems and has a capacity of 1GB.

Iomega Floppy USB Drives

The Iomega Floppy USB drive is a host-powered external floppy drive that reads and writes to all formatted floppy disks and is compatible with both PC and Mac® operating systems. The Iomega Floppy Plus 7-in-1 card reader has these same features and allows users to read and retrieve data from a variety of flash media devices.

Zip Products

Zip Drives. We introduced the Zip drive in March of 1995. The Zip drive is an affordable portable storage product for personal computer users, which allow users to easily store, transport and secure data on removable disks. Zip drives are available in capacities of 100MB, 250MB and 750MB and are available in internal and external configurations with USB 2.0 and ATAPI. Zip drives are compatible with leading operating systems for personal computers and workstations (both PC and Mac®). We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, as a result of the Restriction of Hazardous Substances (“RoHS”) lead free initiative. Notwithstanding RoHS, our distributors and resellers are permitted and have continued to sell Zip drives from their inventories. Zip drives use our proprietary Zip disks.

Zip Disks. Zip disks are available in 100MB, 250MB and 750MB capacities. Sales of Zip disks will continue worldwide, including the EU.

Business Products

REV Products

REV Drives and Disks. In April of 2004, we began shipping our first generation REV products, a 35GB native capacity drive and disk. We began shipping the next generation REV 70GB products in July of 2006. The REV products consist of a drive and removable, rugged and portable disk available in native capacities of 35GB and 70GB. With data compression, the disks have capacities up to 70GB and 140GB, respectively. The REV 35GB drive is available in external USB 2.0, Firewire and internal ATAPI, SCSI and SATA interfaces while the REV 70GB drive is available in external USB 2.0 and internal ATAPI and SATA interfaces. REV products are designed for backup, archive and high-capacity portable storage for small- and medium-sized businesses and enterprise workgroups. Other potential markets include traditional tape backup/archiving, video surveillance, professional audio/video, medical imaging data storage and high-end workstation support applications. Compared to DDS/DAT and Travan-based tape systems, REV drives and disks are faster, more durable, easier to maintain, provide random access to data and the drives are less expensive.

REV-Based Autoloaders. During the fourth quarter of 2005, we launched a REV-based Autoloader, which is one REV 35GB drive and holds eight 35GB removable disks. The next generation Autoloader, based on the REV 70GB platform, was launched in September 2006, giving one drive access to 560GB on eight 70GB disks.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Business Products (Continued)

Iomega Network Attached Storage Products

NAS Servers. We ship NAS servers with capacities ranging from 500GB to 2TB. We market our NAS products toward small- and medium-sized businesses and enterprise workgroups. Our NAS servers either use a Microsoft® Windows®-based operating system or an Iomega developed imbedded Linux operating system. Aftermarket service plans for Iomega NAS servers are available either separately or bundled with NAS servers depending upon the NAS server model.

Iomega StorCenter Network Hard Drives. Iomega StorCenter network hard drives are available in capacities ranging from 250GB to 1TB and are compatible with PC, Mac® and Linux operating systems. With the StorCenter network hard drive, multiple users can store and share files from any standard or wireless computer connected to that network. For backup applications, certain third party applications and other miscellaneous products are included along with password protection and data management.

Services

Services consists of the operations of CSCI, Inc., including OfficeScreen solutions and system integration, and Iomega services such as iStorage. We acquired CSCI, Inc. in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, virtual private networks (“VPNs”) and providing secure remote access for small businesses.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz® disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category. The Other Products segment included the research and development of the Digital Capture Technology (“DCT”) development program, which was cancelled in the second half of 2004.

Product Development

Research and development expenses were $8.9 million, or 4% of sales, for 2006, $14.1 million, or 5% of sales, for 2005 and $24.4 million, or 7% of sales, for 2004. These expenses were incurred primarily for the research and development of REV products, DCT technology (incurred in 2004 only) and, to a lesser extent, network storage devices. Development expenses were also incurred for software enhancements as well as in the sourcing, qualification and testing of certain products, including external HDD products, CD-RW and DVD rewritable drives, and other products.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Product Development (Continued)

Overall research and development amounts are anticipated to be similar in amount in 2007 as compared to 2006. Such costs will be associated with network storage products, software enhancements, potential follow-on and next generation REV products, and sourcing, qualification and testing of Consumer Products and other products.

Marketing

Our worldwide marketing objective is to build awareness of and generate demand for our products and services. Our marketing efforts are focused on the positioning and messaging of our products, software and services to enhance the value of the Iomega brand.

We deliver brand and product-specific messages to a variety of segments including consumers, business decision makers and Information Technology (“IT”) professionals through public relations efforts, tradeshows and events, direct marketing, internet marketing and our www.iomega.com website. These awareness-generating activities are enhanced with demand stimulus programs and promotions, such as in-store, direct mail or e-mail offers, through distribution, reseller, DMR, retail and service-provider channel partners.

In addition, to enhance our ability to serve the small- to medium-sized businesses segment, we continue to actively recruit qualified VAR partners to sell our REV and NSS products. These VAR partners are supported through our IPartner and IoClub online initiatives, which are company sponsored groups, with marketing programs, training and sales materials.

Sales

We sell our products primarily through computer product and consumer electronic distributors, retailers, DMRs, VARs and on our own website. We sell our services through telecom resellers, distributors and on our own website. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 14 of the notes to consolidated financial statements for financial information about our business segments as well as a description of the markets served by our respective products.

Our CSS business is typically strongest during the fourth quarter. Our European sales are typically weaker during the summer months due to holidays. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior period are not necessarily indicative of the sales to be expected in any future period.

Retail Sales

Retail outlets for our products include computer superstores, consumer electronic superstores, mail order DMRs, office supply superstores, specialty computer stores and other retail outlets. We sell our products to retail channels directly as well as indirectly through distributors. In Europe, Asia and Latin America, we primarily sell our products indirectly to the retail channel through distributors. Certain of our products are sold at a retail level by a number of the leading retailers of computer products.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Sales (Continued)

Distributors

We sell our products through approximately fifty distributors throughout the world, the two largest customers being Ingram Micro, Inc., and Tech Data Corporation.

For the year ended December 31, 2006, sales to Ingram Micro, Inc. accounted for 23% of our consolidated sales and sales to Tech Data Corporation accounted for 13% of our consolidated sales. The loss of either of these customers would have a material adverse effect on us.

Company Website

We offer our products, including various promotional items, through our www.iomega.com website.

International Sales

We sell our products in Europe, Asia and South America through international and local distributors. In the third quarter of 2006, we began selling direct to certain retail customers in Europe. We have sales and marketing organizations in several locations in Western Europe and Asia. The majority of sales to European customers are denominated in Euros. All sales to customers in South America and Asia are denominated in U.S. dollars. In total, sales outside of the United States were 62% for 2006, 55% for 2005 and 50% for 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 14 of the notes to consolidated financial statements for more information on international sales.

OEMs and Licensees

In addition to sales through retail and distribution channels, we have entered into a number of agreements with a variety of OEMs within the computer industry. We have entered into agreements with several OEMs regarding REV internal drives.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to us and an additional fixed $3.5 million cash payment to us at a later date based upon the earlier of licensee’s commercialization date of the technology or November of 2007. Further, the license agreement calls for potential royalties to be paid on any future products utilizing the technology up to $11.0 million; however, we believe the licensee has suspended development on products they intended to utilize the DCT technology, so potential royalties from that transaction are unlikely. The $10.5 million was reflected as a benefit to operating expenses on the consolidated statement of operations under the caption, “license and patent fee income”. We will not recognize the $3.5 million in our consolidated financial statements until the related cash payment is received. There is no guarantee that we will receive any future payments from this transaction.

During 2004, we entered into a separate license agreement regarding certain disk controller technology. The license terms included the payment of $1.0 million to us. This license agreement calls for royalties to be paid on future products.

During 2005, we entered into a patent agreement, whereby we received $0.4 million and the possibility of future additional royalties related to specific patents. There is no guarantee of future payments.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

OEMs and Licensees (Continued)

During 2006, we entered into certain additional patent agreements, whereby we received a total of $1.1 million and the possibility of future additional royalties related to specific patents. There is no guarantee of future payments.

Supply Chain

We outsource all manufacturing and certain supply chain operations. In the first half of 2005, we transferred the distribution and logistics operations for Asia to the same logistics partner used in our other regions to consolidate logistic vendors. In 2006, we changed the supply chain and assembly process related to the high volume HDD drives to reduce costs. These changes resulted in several new suppliers and process changes at the logistic partner since they now do very little configuration of the high volume HDD drives.

In 2007, we will continue placing substantial focus on our supply chain and supply base to best support business objectives. These changes may include changes to the supply chain model and the supply base.

As the Zip product line reaches its expected end of life, we have been making last time purchases for many of the product components and are winding down component production operations at various suppliers. The third-party manufacturing of Zip drives is expected to continue into at least the first half of 2007 and disk production is expected to continue at least through the end of 2007. During 2005, we entered into a last-time-buy agreement with our supplier for the flexible magnetic media used to make Zip disks and the Zip magnetic media production line has since closed down.

Although we believe we are positioned to obtain an adequate supply of our products in the future, we may encounter future difficulties in achieving desired levels of product, in managing relationships with our suppliers or in locating suppliers able to meet our quality, quantity, pricing and other requirements for manufactured products.

Distribution

In recent years, we have outsourced our distribution and logistics centers to various suppliers. During 2004, we entered into separate agreements with a global provider of distribution and logistics services and a global provider of reverse logistics services to consolidate our distribution, logistics and reverse logistics requirements. These relationships remained in place during 2005. During 2006, we transferred our reverse logistics services to our distribution and logistics provider. The contract with our current distribution and logistics partner expires in mid-2007 and we are reviewing various options and proposals with the continuing goal to improve our operational efficiency and lower costs.

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

Backlog

We had an order backlog of approximately $9 million at December 31, 2006 and an immaterial order backlog at December 31, 2005. The entire December 31, 2006 order backlog is expected to be filled early in 2007; however, the purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty.

Competition

Consumer Products

Our Consumer Products compete with a broad variety of data storage devices. In many cases, these competing devices are similar to our products. For example, we sell external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, floppy drives and flash USB drives. A number of manufacturers (including our suppliers) and competitors make and sell products that are substantially similar to our products in these areas. We compete with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support, channel presence, support and software/accessories included with the drives. Given these competitive factors, we are subject to significant supply risk and situations where the manufacturer under-prices us in the market. We attempt to differentiate our non-Zip Consumer Products with compelling software, interface, usability and other features, but can provide no assurance that we will be able to successfully do so.

By contrast, we are not aware of any product that shares the specific characteristics of our Zip drives and disks (affordable, removable, flexible, magnetic media with capacities ranging up to 750MB). Nevertheless, all of the substitute products identified above compete with our Zip products in areas identified above. Other products competing with our Consumer Products include internal hard drives, magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives and magneto optical drives. Given the wide variety of competing personal storage products in the market, we expect that Zip sales will continue to decline and will be significantly less in 2007 as compared to 2006.

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

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

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

We compete primarily in the entry-level and low-end of the NAS market. The key competitors in these two categories include Dell, Snap Appliance, Buffalo Technology, LaCie and Hewlett-Packard (“HP”). We intend to compete by providing small- to medium-sized businesses relevant features, competitive pricing, brand recognition, strong relationships in the VAR and DMR channels, quality, customer support and strong sourcing relationships. Given that we are sourcing substantially complete products from a limited number of sources, some of whom sell products that compete with ours, we are subject to significant hardware supply risks.

Managed Services

Iomega OfficeScreen Managed Services compete with a variety of managed service providers, though no two service providers offer the same hardware, engineering and services. As our solution utilizes Juniper® Networks hardware, we also find ourselves in the position of competing with appliance manufacturers that offer managed services programs. Finally, the services we provide often replace legacy connectivity solutions, such as private line and frame relay, which can also be considered competition. Competitors include IBM, Sonicwall and Fortinet.

OfficeScreen Services differentiate themselves in a variety of ways, including the fact that they were designed for the small/medium business (“SMB”). With OfficeScreen Services, the services are easily scalable; the SMBs do not incur any capital expenditures or have any network security expertise, making this a solution that is feasible considering their limited resources. In addition, the OfficeScreen solution is built on industry-leading Juniper® Networks hardware, which in combination with our engineering expertise allows us to make advanced security solutions such as SSL VPN with VeriSign® Dual Factor Authentication available to smaller businesses. Finally, when compared to legacy connectivity options, OfficeScreen Services are just as secure, but much more affordable.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

Conclusion

Since the majority of our current business relates to HDD products, we believe that in order to compete successfully, we must continually reduce our product costs and operating costs of doing business. As a result, we have undergone several restructuring actions in the past few years, including 2006, 2005, 2004, 2003 and 2001 with the intent of reducing ongoing operational costs. See the caption entitled “Restructuring Charges/Reversals” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K or Note 6 of the notes to the consolidated financial statements in Part IV of this Annual Report on Form 10-K for more details concerning these restructuring actions. During 2006 and 2005, we continued our efforts to optimize the supply chain to gain cost efficiencies and better serve our customers. Through these and other actions, we are continuing to focus on reducing the costs of our products by reducing the cost of components used in our products through improved procurement processes and inventory management, product design modifications and by taking advantage of industry-wide reductions in costs and decreasing defect rates. We continually evaluate our prices and, based on continuous competition, expect to reduce product prices or offer rebates in the future. Reductions in the prices at which we sell our products or any rebates offered by us would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of such products.

We believe that in order to compete successfully, we will also need to differentiate our products from the competition through effective marketing and advertising portraying the benefits of our products and embedded software.

We believe that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per MB of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), broad market adoption and standardization of the technology across many devices, ease of installation and use, brand, perceived functionality and utility, and security of data. Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible. The most common form factor for floppy drives is 3.5-inch. We currently offer 3.5-inch Zip drives and 2.5-inch REV drives.

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

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect our technology. We have pending approximately 30 U.S. and foreign patent applications relating to our Zip and REV drives and disks, Optical drives, flexible media technology and various software applications, although there can be no assurance that such patents will be issued. We hold approximately 400 individually or jointly owned issued or pending U.S. and foreign patents relating to our Zip and REV drives and disks, Optical drives, flexible media technology, software applications and other technologies. Some of these patents and patent applications are subject to license agreements with third parties. Additionally, several of the patents have expired but could still be applicable for enforcing prior infringements. There can be no assurance that any patents or other intellectual property rights obtained or held by us will provide substantial value or protection to us, that they will prevent or impede a third party from developing competing products or that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

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

Certain technology used in, or software bundled with, our products is licensed on a royalty-bearing basis from third parties. The termination of a license arrangement could materially impact our business until a work arount or suitable substitute were found.

Employees

At December 31, 2006, we employed 253 individuals worldwide. Four of our employees in Italy are subject to a collective bargaining agreement.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on us in 2006 and is not expected to have a material effect in 2007. We ceased selling Zip drives and certain other products containing lead to distributors or resellers in the EU starting July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) initiative. Notwithstanding RoHS, our distributors and resellers are permitted and have continued to sell Zip drives from their inventories after the July 1 date.

Certifications

Our Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by our Chief Executive Officer to the New York Stock Exchange on May 24, 2006 in accordance with the New York Stock Exchange’s listing requirements.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 1A.    RISK FACTORS:

Demand for Our Products and Services and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Our ability to improve and/or sustain satisfactory HDD gross margins;

•	Our ability to generate significant sales and profit margin from REV, NAS products and OfficeScreen services;

•	Our ability to replace declining Zip revenues and profits with revenues and profits from other products;

•	Worldwide market conditions and demand for digital storage products;

•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world;

•	Our ability to avoid disruptions to our ongoing business as we evaluate strategic investments, including the evaluation of new opportunities related to services for small- and medium-sized businesses;

•	Our ability to utilize reliable outsource partners for certain critical functions at prices that keep us competitive and

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence. Although we have recorded profits in the past two quarters, we have been unable to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to sustain profits in the future.

Zip Drives and Disks

Zip products have accounted for the majority of our product operating income since 1997 and have provided our only meaningful source of product operating income for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999. These declines are expected to continue through the end of the Zip product life cycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions. Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in the future. Further, we will not be viable unless we generate significant product operating income from products other than Zip products. We can provide no assurance that we will be able to do so in the future.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Inability to create product awareness or lack of market acceptance of the REV 70 Backup Drive;

•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;

•	Failure to achieve significant OEM adoption of the products;

•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;

•	Intense competition;

•	The potential for further delays or other failures of our OEM partner in the broadcast industry, Thomson N.A., to introduce expected products utilizing REV drives and disks in 2007;

•	Potential declines in demand for REV 35GB products because of the launch of REV 70GB products and

•	Risks that third parties may assert intellectual property claims against REV products.

Consumer Storage Solutions Products

Virtually all of our CSS products are commodity-type products, which are similar to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors and we source hard drives from the same companies we compete with. Moreover, besides our trademarks, we own limited intellectual property relating to many of our CSS products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations and frequent end user price reductions. In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives and this business has never achieved full year profitability. In light of these challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

Further, in their own effort to seek the highest margin possible, large retail customers seek levels of promotional funds or other consideration and benefits that may not be consistent with our profit goals; lower retail sales or higher selling expenses therefore can result from positions taken by large retailers.

Development and Introduction of New Products and Services and New Revenue Streams

We believe that we must continually either develop or acquire the right to profitably sell new products or services in order to remain viable in the data storage industry. However, our efforts in this regard have frequently been unsuccessful. Since 1999, we have developed and/or acquired the right to market a variety of new products, but most have not delivered consistent, material profits.

We are spending significant resources attempting to develop new products. We may spend additional resources attempting to acquire the rights to new technologies or services, to fund development of such technologies or to otherwise differentiate existing products. We can provide no assurance that any of these expenditures will yield profits.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Our acquisition of CSCI, Inc. introduces management and various personnel to new challenges, including the need to incorporate a private company into our public company processes and controls; the need for us to simultaneously launch additional sales of this newly acquired service while hiring and scaling up support for offering OfficeScreen services to more and more customers. Selling security and/or firewall services will require new contracts and the wide distribution of a service that is a new offering from us and potentially a new service for future customers. These efforts all involve execution and market risk and competition; and there is no assurance that we will be successful in this new endeavor.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

We have initiated various restructuring actions in the past in conjunction with our desire to reduce costs and operate efficiently. Other restructuring actions may be necessary in the future. Our ability to retain key employees or our success at maintaining institutional knowledge and consistent application of controls, may be adversely affected because of past or any future restructuring activities, if any occur.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

We are always at risk that any future failure of our own internal controls or the internal control at any of our outsourcing partners could result in reported material weaknesses. Responsibility for the finance function for Europe has changed hands internally as we have restructured over the past year. We have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge. In addition, our new managed security services subsidiary will require development of new process controls, associated with integrating a small private company into our Company. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

Product Manufacturing and Procurement

We have fully outsourced all manufacturing and have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics operations, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services provider. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks. We have periodically experienced operational disruptions and have reported a material weakness (subsequently remediated) in internal control over financial reporting due to some of these factors.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Reporting of Channel Inventory and Product Sales by Channel Partners

We defer recognition of sales on estimated excess inventory in the distribution, retail and DMR channels. For this purpose, excess inventory is the amount of inventory that exceeds the channel’s four-week requirement as estimated by management. We rely on reports from our distributors and resellers to make these estimations. Although we have processes and systems checks in place to help reasonably ensure the accuracy of the reports, we cannot guarantee that the third-party data, as reported, will be accurate.

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

Company Operations, Component Supplies and Inventory

It is difficult to negotiate or maintain favorable pricing, supply, business or credit terms with our vendors, suppliers and service providers. We anticipate continued challenges in this area for the foreseeable future. Zip and REV products, as well as certain key components, are each manufactured by single manufacturers, which creates risks of disruption in the event of labor, quality or other problems at Zip or REV product manufacturers or certain key component manufacturers. In addition, product manufacturing costs may increase if we fail to achieve anticipated volumes. There can be no assurance that we will be able to successfully manage these risks.

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

Purchase orders for components or finished products are based on forecasted future sales requirements. It is difficult to estimate future product demand for new products or products with declining sales. Further, our customers frequently adjust their ordering patterns in response to factors such as inventory on hand, new product introductions, seasonal fluctuations, promotions, market demand and other factors. As a result, our estimates, when inaccurate, can result in excess or insufficient purchase commitments. We have recorded significant charges in the past relating to excess purchase commitments and inventory reserves and these charges can adversely affect our financial results. We may be required to take similar charges attributable to forecasting inaccuracies in the future.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims have been and may continue to be asserted against us at any time. Such claims could have a number of adverse consequences, including an injunction against current or future product shipments, liability for damages and/or royalties, indemnification obligations and significant legal expenses. We try to protect our intellectual property rights through a variety of means, including seeking and obtaining patents, trademarks and copyrights, and through license, nondisclosure and other agreements. Any failure or inability to adequately protect our intellectual property rights could have material adverse consequences.

Legal Risks

We have entered into multiple agreements, including license, service, supply, resale, distribution, development and other agreements in multiple jurisdictions throughout the world. We are also subject to an array of regulatory and compliance requirements, including foreign legal requirements and a complex worldwide tax structure.

In addition, we employ people throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights and comply with all applicable laws and regulations under these agreements and relationships, our organization is complex and errors may occur. We have been sued and may be sued, under numerous legal theories, including breach of contract, tort, product liability, intellectual property infringement and other theories. Such litigation, regardless of the outcome, may have an adverse effect upon our profitability or public perception.

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and, to a lesser extent, Asia. We invoice the majority of our European customers in Euros and invoice our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results. Our management is giving serious attention to possible strategic opportunities to build the business and find synergistic products or services. Potential strategic transactions always involve a heightened risk of legal claims, disruption and unexpected costs.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 1B.    UNRESOLVED STAFF COMMENTS:

None.

ITEM 2.    PROPERTIES:

Our executive offices and corporate headquarters are located in leased offices in San Diego, California. The majority of our research and development, operations, facilities and other administrative functions are located in leased offices in Roy, Utah. In addition, we lease office space in various locations throughout North America for local sales, marketing and technical support.

Outside North America, we lease office space in Geneva, Switzerland for use as our International headquarters. We lease office space in Singapore for our Asia Pacific sales and marketing activities. There are market development organizations in several locations in Western Europe and Asia. We also lease office space in Taiwan for a portion of our procurement activities. We consider our properties to be in good operating condition and suitable for their intended purposes. We own substantially all equipment used in our facilities. See Note 7 of the notes to consolidated financial statements for the future lease payment amounts by year.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

Executive Officers of the Company

The executive officers of the Company as of March 15, 2007 were as follows:

Jonathan S. Huberman	41	Vice Chairman and Chief Executive Officer

Thomas D. Kampfer	43	President, Chief Operating Officer

Preston Romm	53	Vice President and Chief Financial Officer
		(Principal financial and accounting officer)

Jonathan S. Huberman was appointed Vice Chairman and Chief Executive Officer in February 2006. Prior to joining the Company, he was managing director of aAd Capital Management, LP (that he co-founded) from January 2005 to February 2006. aAd Capital Management, LP is a long/short equity hedge fund that invests primarily in small- and mid-cap U.S. public equities. From August 1995 through September 2004, Mr. Huberman was a general partner at Idanta Partners, Ltd. (“Idanta”), a private venture capital partnership investing in public and private enterprises. Prior to Idanta, Mr. Huberman was a case leader with the Boston Consulting Group, a strategic management consulting firm, where he focused on the high technology and consumer products industries and advised clients on a range of issues, such as corporate and business unit strategy, marketing strategy, new product development and reengineering. Mr. Huberman served on Iomega’s Board of Directors from November 1999 to May 2004 and again from November 2004 to February 2006.

Thomas D. Kampfer joined the Company in July 2001 and served as Vice President, General Counsel and Secretary until October 2005. Mr. Kampfer also served as Executive Vice President, Business Solutions from November 2004 to October 2005. Mr. Kampfer also served as Interim Chief Financial Officer from June 2004 to February 2005 and November 2005 to March 2006. During February 2006, Mr. Kampfer was appointed Chief Operating Officer and then promoted to President, Chief Operating Officer. From February 2001 to July 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January 1995 to January 2001, Mr. Kampfer was with Proxima, a manufacturer of multimedia display projectors, where he served in several capacities including General Counsel and Secretary and Vice President, Business Development. Prior to Proxima, Mr. Kampfer spent ten years at IBM Corporation, a global manufacturer of computer products and services, where he held a variety of engineering and legal positions.

Preston Romm joined the Company in March 2006 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. Romm had nearly 30 years of finance and accounting experience, including extensive operational experience as a chief financial officer with multiple public and privately held high tech companies. Mr. Romm was most recently Vice President of Finance, CFO, Treasurer and Secretary at Dot Hill Systems Corporation (“Dot Hill”), a $250 million publicly traded storage systems company from 1999 to March 2006. From 1997 to 1999, Mr. Romm was Vice President of Finance, CFO and Secretary at Verteq, Inc., a privately held $60 million company in the front-end semiconductor capital equipment industry. Mr. Romm’s finance leadership experience in technology-related industries also includes assignments as Vice President, Controller and Chief Accounting Officer with MTI Technology Corporation from 1990 to 1994, followed by the role of Vice President of Finance and Administration and CFO at STM Wireless, Inc., from 1994 to 1997.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

                  PURCHASES OF EQUITY SECURITIES:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM. As of March 6, 2007, there were 3,447 holders of record of Common Stock. We have not historically paid regular recurring cash dividends on our Common Stock. We have no plan to pay cash dividends in the future. The following table reflects the high and low sales prices of our Common Stock as reported by the New York Stock Exchange for 2006 and 2005.

Price Range of Common Stock

	2006		2005
	High	Low	High	Low
1st Quarter	$3.48	$2.36	$5.60	$4.22
2nd Quarter	3.95	2.52	5.10	2.28
3rd Quarter	3.00	2.16	3.60	2.50
4th Quarter	4.25	2.81	3.20	2.41

Unregistered Sales of Equity Securities

We did not sell any equity securities during the fourth quarter of 2006 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

On August 11, 2006, we issued 2,857,722 shares of our Common Stock to certain shareholders and employees of CSCI, Inc. as partial consideration of our acquisition of CSCI, Inc. pursuant to a merger. There were no underwriters involved in this issuance of shares of our Common Stock. Pursuant to a permit issued by the California Department of Corporations on August 8, 2006, we issued such shares of Common Stock in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, under section 3(a)(10) thereof.

During the fourth quarter of 2006, we did not repurchase any shares of our Common Stock. As of December 31, 2006, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations:
Sales	$229,554	$264,505	$328,663	$391,344	$614,363
Cost of sales	183,342	208,670	255,951	281,068	378,239

Gross margin	46,212	55,835	72,712	110,276	236,124

Operating expenses:
Selling, general and administrative(1)	41,391	60,535	89,804	104,416	130,438
Research and development	8,905	14,054	24,444	31,555	36,249
License and patent fee income	(1,085)	(1,301)	(10,599)	—	—
Goodwill impairment charges	8,728	—	—	—	—
Restructuring charges (reversals)	3,529	7,579	4,531	11,437	(2,423)

Total operating expenses	61,468	80,867	108,180	147,408	164,264

Operating income (loss)	(15,256)	(25,032)	(35,468)	(37,132)	71,860

Interest and other income (expense), net	3,865	404	3,754	4,536	4,029

Income (loss) before income taxes	(11,391)	(24,628)	(31,714)	(32,596)	75,889

Benefit (provision) for income taxes	2,276	945	(4,963)	13,735	(41,170)

Income (loss) from continuing operations	(9,115)	(23,683)	(36,677)	(18,861)	34,719

Discontinued Operations (see Note 3):
Gain on sale of ByteTaxi, Inc., net of taxes	272	1,158	—	—	—
Losses from discontinued operations, net of taxes	—	(228)	—	—	—

Total discontinued operations	272	930	—	—	—

Net income (loss)	$(8,843)	$(22,753)	$(36,677)	$(18,861)	$34,719

Net income (loss) per basic and diluted share:
Continuing	$(0.17)	$(0.46)	$(0.71)	$(0.37)	$0.68
Discontinued	—	0.02	—	—	—

Net income (loss) per common share:	$(0.17)	$(0.44)	$(0.71)	$(0.37)	$0.68

Dividend paid per share	$—	$—	$—	$5.00	$—

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (Continued)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except employee data)
Significant Balance Sheet Items:
Total Cash (1)	$68,148	$95,999	$120,809	$168,931	$453,864
Trade receivables, net	30,418	28,853	30,764	37,234	54,477
Inventories	42,593	27,532	31,345	23,745	40,525
Deferred income taxes	2,747	5,523	9,710	16,938	27,573
Current assets	147,307	162,905	199,673	254,401	590,929
Property and equipment, net	6,553	8,311	13,563	16,053	18,102
Intangible assets, net	1,043	696	2,448	4,525	6,755
Goodwill	12,451	11,691	11,691	11,691	11,691
Total assets	167,414	183,669	227,502	286,741	627,599

Current liabilities	68,034	85,561	101,437	122,870	164,080
Other long-term obligations	—	—	721	1,471	2,244
Deferred income taxes	9,573	17,152	22,537	24,512	50,236
Retained earnings	33,988	33,295	56,048	92,725	135,292
Total stockholders’ equity	89,807	80,956	102,807	137,888	411,039
Total liabilities and stockholders’ equity	167,414	183,669	227,502	286,741	627,599

Other Metrics:
Cash for the U.S. entity (1)	$2,293	$7,199	$14,307	$697	$168,641
Cash for non-U.S. entities (1)	65,855	88,800	106,502	168,234	285,223

Total Cash (1)	$68,148	$95,999	$120,809	$168,931	$453,864

Working capital	$79,273	$77,344	$98,236	$131,531	$426,849

Total employees	253	291	462	591	850

(1)	“Cash” is defined as “Cash, Cash Equivalents, Restricted Cash and Temporary Investments”.

Significant changes for the years presented in the consolidated financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” following.

In 2003, the Board of Director’s declared and paid a $5 dividend per share which decreased total cash by $257 million.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS:

Overview

We design and market products and provide services that help our customers store and protect their valuable digital information. Our six reportable segments are based primarily on the nature of our products and include Consumer Storage Solutions (“CSS”) Products, Zip® Products, REV® Products, Network Storage Systems (“NSS”) Products, Services and Other Products.

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, Micro Mini™ USB flash drives and external floppy disk drives. The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative. Notwithstanding RoHS, our distributors and resellers are permitted and have continued to sell Zip drives from their inventories. Sales of Zip disks are continuing worldwide, including the EU. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and Network HDD drives (previously included in the CSS Products segment) in the entry-level and low-end network attached storage market. The Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions, systems integration and Iomega services such as iStorageTM (previously included in the Other Products segment). We acquired CSCI in August of 2006. CSCI’s OfficeScreen managed security services include managing firewalls, virtual private networks (“VPNs”) and providing remote access for small businesses. The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz disks and software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Products segment has been the largest contributor to our product operating income. As the Zip business has approached the end of its product lifecycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue. In recent years, we have invested significant efforts and dollars on the development of the first and second generation REV products, which were launched in the second quarter of 2004 and July of 2006, respectively. Sales of REV products have exceeded Zip product sales for the past three quarters, however, REV products are not yet profitable; however, the REV products operating losses have declined for the past several quarters as a result of the cost reduction actions that we have taken in 2005 and 2006.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses. Sales of the CSS business segment significantly exceeds Zip product sales. Our CSS business segment achieved operating profitability of $2.3 million in the fourth quarter of 2006. This was the first profitable quarter for CSS ever. The NSS segment has been only slightly profitable for the past several quarters.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

As part of an ongoing effort to return to profitability, we announced a restructuring plan on April 27, 2006, which was implemented in the second and third quarters of 2006. The restructuring plan was part of an effort to reduce costs and simplify our organizational structure. We anticipate $20 million to $25 million in annual savings from these restructuring actions compared to the first quarter 2006-run rates. In addition, in 2006, we released new HDD products and made changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market place. Although we still lost money on our CSS segment for the full year ended 2006, we experienced significant improvements to our CSS product operating losses, which decreased significantly due to the new products, supply chain changes and other cost reductions and made a profit in the fourth quarter.

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

During 2006, we made significant steady progress toward these goals with the cost reductions associated with the April restructuring actions, the launch of our new REV 70 Backup Drive in July, the launch of newly designed lower cost external HDD products in August and the acquisition of CSCI, Inc., a provider of managed services to small businesses, in August.

At December 31, 2006, our total cash, cash equivalents, restricted cash and temporary investments were $68.1 million (see the “Liquidity and Capital Resources” discussion for more detail on the tax impacts of repatriating foreign cash). We believe our total cash is sufficient to operate the business for at least one year.

Our goals for 2007 are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business; (3) to continue to penetrate the high-growth NAS market; (4) to ramp REV 70GB products and push for broad market adoption; (5) to grow our managed services business domestically and abroad and (6) to continue to evaluate new opportunities where we can leverage our brand and channel assets. Notwithstanding our recent accomplishments, there can be no assurance that we will achieve these goals.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to, revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and tax contingencies, and impairment of goodwill. Actual results could differ materially from these estimates.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

Revenue Recognition

We defer recognition of sales on estimated excess inventory in the distribution, retail and direct marketing reseller (“DMR”) (formerly referred to as catalog) channels. For this purpose, excess inventory is the amount of inventory that exceeds our channel’s four-week requirement as estimated by us. Original Equipment Manufacturers (“OEMs”) and value-added resellers (“VARs”) customers are not considered to have excess inventory, as they usually do not carry more than four weeks of inventory. We estimate the distribution, retail and DMR channel’s four-week requirement based on inventory and sell-through amounts reported to us by our key customers in each channel, who make up the substantial majority of our sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. This inventory and sell-through information is reported to us at the stock keeping unit (“SKU”) level. However, for purposes of our excess inventory calculation, this information is accumulated at the major product level (i.e. Zip 100MB drive, Zip 250MB drive, etc.). We use the last 13 weeks of reported sell-through information to calculate a weekly average, which is then used to estimate the channel’s four-week requirement. This estimate may not be indicative of four weeks of future sell-through. We defer sales and cost of sales associated with estimated excess channel inventory in our consolidated statements of operations, with the resulting offset being reflected in our consolidated balance sheets in margin on deferred revenue.

The table below shows the deferred sales and related cost of sales associated with estimated excess channel inventory.

	December 31,
	2006	2005
	(In thousands)
Deferred revenue	$7,890	$12,708
Deferred cost of sales	(5,080)	(7,472)

Margin on estimated channel inventory	$2,810	$5,236

The decrease in margin on estimated channel inventory during 2006 reflects lower levels of channel inventory and product mix changes away from high margin Zip products to lower margin products.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

Price Protection and Rebate Reserves

We have agreements with some of our direct and indirect customers which, in the event of a price decrease, allow those customers (subject to certain limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease. When a price decrease is anticipated, we establish reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers. In addition, we record reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized. Estimates for rebates are based on a number of variable factors that depend on the specific program or product. These variables include the anticipated redemption rate of rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience. Changes in any of these variables would have a direct impact on the amount of the recorded reserves. We use price protection and rebate programs in all of our segments and record the charges in our consolidated statement of operations against their respective segment.

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

Reserves for volume and other rebates and price protection totaled $9.2 million at December 31, 2006 and $11.4 million at December 31, 2005 and are netted against trade receivables in our consolidated balance sheets. The decrease in this reserve for 2006 was primarily a reflection of lower rebate and price protection programs during 2006 relative to the lower sales in 2006. We believe that the use of rebates will continue to be a significant part of our business strategy.

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

During 2006, we recorded a net decrease in inventory valuation reserves of $5.0 million. The $5.0 million decrease was comprised of net additions of $0.1 million less utilization of $5.1 million as reserved products were scrapped or sold. The $0.1 million of net additions to inventory valuation reserves were comprised of $0.3 million of net additions for CSS products, partially offset by $0.1 million of net releases for Zip products and $0.1 million of net releases for REV products. The $0.3 million of CSS products charges related primarily to write downs of HDD inventory to market costs, partially offset by HDD products that we determined could be re-worked and sold that had previously been considered excess. The $5.1 million inventory reserve utilizations were comprised of $4.4 million for Zip products and $0.7 million for CSS products (primarily HDD) as products were sold or scrapped. The Zip products utilization related primarily to Zip product components scrapped in the first quarter of 2006.

During 2005, we recorded a net decrease in inventory valuation reserves of $1.1 million. The $1.1 million decrease was comprised of additions of $1.4 million less utilization of $2.5 million as reserved product was scrapped or sold. The $1.4 million of additions to inventory valuation reserves were comprised of $0.7 million for CSS products, $0.3 million for Zip products, $0.2 million for REV products, $0.1 million for NSS products, with the remaining $0.1 million for other various products. The $0.7 million of CSS products charges related primarily to write downs of inventory to market costs and excess inventory on certain HDD products that were not selling as originally expected. The $2.5 million inventory reserve utilizations were

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

comprised of $1.8 million for Zip products, $0.2 million for CSS products, $0.2 million for NSS products and $0.3 million for other various products as products were sold or scrapped. The Zip products utilization related primarily to Zip product assemblies scrapped in the second quarter of 2005.

At December 31, 2006, we had inventory valuation reserves of $1.2 million, which compares to inventory valuation reserves of $6.2 million at December 31, 2005. The decrease of $5.0 million in inventory valuation reserves during 2006 was primarily attributable to utilizations of reserves as described above.

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

With the continuing decline of Zip volumes, this has become an area of particular risk for us. Suppliers of certain critical components of both Zip drives and disks have stopped producing, or EOL’d, such components and other suppliers are planning to do so. In such cases, we attempt to make an EOL purchase of the required component(s) based on our estimates of all future requirements. With respect to estimating excess purchase commitments, we are at risk that we will order insufficient or excess quantities of key components or that certain suppliers may produce excess inventory of key components in the absence of firm orders from us, leading to potential disputes regarding payment obligations.

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

During 2006, we recorded a net increase in excess purchase commitment reserves of $0.7 million. This increase was comprised of $2.2 million of additions less utilizations of $1.5 million. The additions of $2.2 million resulted from $2.1 million for REV products and $0.1 million for CSS products. The $1.5 million of utilizations resulted primarily from $1.1 million for Zip products, $0.2 million for CSS products and $0.2 million for REV products.

During 2005, we recorded a net increase in excess purchase commitment reserves of $0.6 million. This increase was comprised of $2.4 million of additions less utilizations of $1.8 million. The additions of $2.4 million resulted from $1.1 million for CSS products (primarily HDD products), $0.7 million for Zip products and $0.6 million for REV products. The $1.8 million of utilizations resulted primarily from $0.6 million for Zip products, $0.5 million for CSS products, $0.3 million for REV products, and the remaining $0.4 million for other various products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

Since we have no material debt and adequate cash balances, we believe that changes in accrued excess purchase commitments would not impact our liquidity.

Tax Valuation Allowances and Tax Contingencies

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

We believe that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provision/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheets.

For example, during 2006, we recorded a $6.3 million decrease in the valuation allowance resulting primarily from decreases in deferred tax assets and partially offset by decreases in deferred tax liabilities. Included in the $6.3 million decrease in the valuation allowance was a $15.9 million decreased valuation allowance resulting from decreases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses. We also released $9.5 million of foreign tax contingencies. See Note 15 of the notes to the consolidated financial statements.

Additionally during 2005, we recorded an $8.3 million increase in the valuation allowance resulting primarily from new foreign tax credits and decreases in deferred tax liabilities.

Adjustments to deferred tax valuation allowances are non-cash adjustments and do not affect our cash flows.

Impairment of Goodwill

We have $12.5 million of goodwill, of which $3.0 million is associated with the Zip Products segment. The remaining goodwill is associated with the CSCI, Inc. acquisition. We expect to experience additional non-cash, Zip goodwill impairment charges as Zip sales and profits continue to decline. We will be required to take these charges in 2007 and we expect that the charges most likely will be recorded in the first half of 2007. We perform our annual impairment test required under SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”) in the first quarter of each year. This test compares our Zip specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. Additionally, each quarter, we compare how actual quarterly Zip profits are tracking with the projected Zip profits/cash flows that were used in the annual impairment test to make sure that there has not been a significant adverse change in business climate or that an unforeseen trend has developed. As part of this quarterly review, we also look for any other indicators of impairment, such as any significant adverse changes in legal factors, adverse regulatory assessments or loss of key personnel.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

We believe that the accounting estimates related to assessing potential impairment of our goodwill are “critical accounting estimates” because: (1) the subjectivity inherent in determining the fair value of the Zip Products segment and (2) the impact that future impairment charges will have on the consolidated statements of operations and the consolidated balance sheets.

Future goodwill impairment charges will be non-cash charges and will not affect our cash flows.

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales (including charges)	79.9	78.9	77.9

Gross margin	20.1	21.1	22.1

Operating Expenses (Income):
Selling, general and administrative (1)	18.1	22.9	27.3
Research and development	3.9	5.3	7.4
License and patent fee income	(0.5)	(0.5)	(3.2)
Goodwill impairment charges	3.8	—	—
Restructuring charges	1.5	2.9	1.4

Total operating expenses	26.8	30.6	32.9

Operating loss	(6.7)	(9.5)	(10.8)
Interest and other income and expense	1.7	0.2	1.1

Loss from continuing operations before income taxes	(5.0)	(9.3)	(9.7)
Benefit (provision) for income taxes	1.0	0.4	(1.5)

Loss from continuing operations	(4.0)	(8.9)	(11.2)
Discontinued Operations:
Gain on disposal, net of taxes	0.1	0.4	—
Loss on discontinued operations, net of taxes	—	(0.1)	—

Net loss	(3.9)%	(8.6)%	(11.2)%

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Our net loss for the year ended December 31, 2006 was $8.8 million, or $0.17 per share, compared with a net loss of $22.8 million, or $0.44 per share, for the year ended December 31, 2005. The 2006 net loss included:

•	Pre-tax goodwill impairment charges of $8.7 million;

•	Pre-tax restructuring charges of $3.5 million;

•	Pre-tax, non-restructuring severance and benefits charges of $1.0 million associated with our prior CEO;

•	A pre-tax benefit of $1.1 million associated with the release of various liabilities for a European subsidiary for which operations ceased in 1999 and was dissolved in 2006;

•	A net after tax gain of $0.3 million on the sale of ByteTaxi, Inc. (see the “ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations” discussion for more details);

•	Tax benefits of $6.3 million from decreased valuation allowances;

•	Tax charges of $8.4 million related to the write off of foreign NOLs and

•	Tax benefits of $4.0 million related to the statutory benefit on pre-tax losses from continuous operations and changes in other deferred tax items (see the “Income Taxes” discussion for more details).

The 2005 net loss included:

•	Pre-tax restructuring charges of $7.6 million;

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

Seasonality

Our CSS business is typically strongest during the fourth quarter. Our European sales are typically weaker during the summer months due to holidays. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior period are not necessarily indicative of the sales to be expected in any future period.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations

In the first quarter of 2005, we acquired a 10% ownership interest in ByteTaxi, Inc. (“ByteTaxi”), a start-up software development company, with an option to purchase up to 29% of the company. Under the agreement, we received exclusive license rights to certain products, including ByteTaxi’s FolderShareTM software. Because we were the primary beneficiary of ByteTaxi’s operations, we were required to consolidate ByteTaxi’s operations under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). While consolidated under FIN 46, ByteTaxi was reported under the CSS product segment.

During the fourth quarter of 2005, we reached an agreement to sell our investment in ByteTaxi. Specifically, on October 28, 2005, Iomega, ByteTaxi and certain major shareholders of ByteTaxi entered into a Termination Agreement, under which we would receive a total of $2.9 million (payable as described below) in return for the sale of our equity ownership of ByteTaxi and termination of our distribution rights to FolderShareTM software. This Agreement was part of a larger series of transactions whereby Microsoft Corporation purchased all of the stock of ByteTaxi. We received a cash payment of $2.4 million on October 28, 2005 and the remaining funds were to be paid during the fourth quarter of 2006, subject to the satisfaction of certain escrow and indemnity terms. The escrow and indemnity provisions related to customary representations and warranties by selling shareholders relating to title, intellectual property issues, tax liabilities or other post-closing adjustments.

During the fourth quarter 2006, we received the final payment of $0.4 million from an escrow account related to the sale of Iomega’s equity interest in ByteTaxi. This is presented on the income statement as income from discontinued operations, net of taxes, of $0.3 million.

Upon the sale of our ownership interest in ByteTaxi, we ceased to be the primary beneficiary of ByteTaxi’s operations. Consequently, ByteTaxi has been deconsolidated at December 31, 2005, as per FIN 46. Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the sale of ByteTaxi was treated as a discontinued operation. Therefore, the losses from discontinued operations of ByteTaxi for the nine months ended October 2, 2005 and the gain relating to the sale of ByteTaxi have been reported under the discontinued operations section of our consolidated statement of operations.

The ByteTaxi losses from discontinued operations during 2005 and related taxes are presented as follows:

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program License Agreement, Impairment Charges and Related Asset Sales

DCT technology was a small form factor flexible media technology previously developed by us. In 2004, we undertook an analysis and objective evaluation of the market environment in which the DCT technology would compete and decided not to proceed with the DCT development: rather, we would seek to license the technology. As part of the wind down activities during the third quarter of 2004, we determined that fixed assets related solely to the DCT technology were impaired and thus during 2004 recorded, as cost of sales, $4.5 million of impairment charges. These $4.5 million of charges were attributable entirely to the Other Products business segment. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past. During 2004, we also recorded $0.5 million of other charges for cancelled commitments, comprised primarily of supplier claims, for equipment and parts that had been committed to by our suppliers as well as second tier suppliers.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to us and an additional $3.5 million cash payment to us at a later date based upon the licensee’s commercialization date of the technology, but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on any future products utilizing the technology up to $11.0 million; work on certain products has been suspended that would utilize the technology, so potential royalties from that transaction are unlikely. The $10.5 million was reflected as a benefit to operating expenses on the consolidated statement of operations under the caption, “license and patent fee income”, as the cash had been received and we have fulfilled all of our obligations related to that payment. We will not recognize the $3.5 million in our financial statements until the related cash payment is received. There is no guarantee that we will receive any future payments from this transaction.

During the license agreement negotiations, we also entered into other agreements, including the sale of various fixed assets, primarily testing equipment and miscellaneous engineering equipment that we had used as part of the DCT Program. We received $1.2 million of cash for these assets resulting in a gain of $1.1 million. The breakout of the gain between “cost of sales” and “research and development” was determined based upon where the initial expense to purchase the respective assets was recorded. All of these charges and gains were reflected in the Other Products business segment.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DCT Program License Agreement, Impairment Charges and Related Asset (Continued)

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

	December 31,
	2006	2005
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$1,366	$1,434
2003 restructuring actions	6	887
2004 restructuring actions	77	346
2005 restructuring actions	219	1,738
2006 restructuring actions	205	—

Total	$1,873	$4,405

Fixed Asset Reserves:
Third quarter 2001 restructuring actions	$—	$74
2003 restructuring actions	114	117
2004 restructuring actions	—	145
2005 restructuring actions	131	259

Total	$245	$595

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

During 2001, we recorded $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001.

During 2002, we had a net reversal of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

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

During 2005, we recorded net restructuring charges of $7.6 million, of which $5.7 million was for restructuring actions initiated during the third quarter of 2005, $0.5 million was for the 2004 restructuring actions, $1.1 million was for the 2003 restructuring actions and $0.3 million was for the third quarter 2001 restructuring actions.

During 2006, we recorded net restructuring charges of $3.5 million which consisted of a $3.0 million net charge for restructuring actions initiated during the first and second quarters of 2006, a $0.1 million net release for the 2005 restructuring actions, a $0.2 million release for the 2004 restructuring actions and a $0.9 million net charge for the third quarter 2001 restructuring actions.

The detail of the third quarter 2001, 2003, 2004, 2005 and 2006 restructuring actions and an update of the current status of each of these actions as of December 31, 2006 follows below.

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

During the fourth quarter of 2001, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees were identified for termination at September 30, 2001. However, since the employees had not been notified, we did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to us unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, we had originally assumed we would not be able to sublease the facility.

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

The Malaysia activities consisted of a workforce reduction of 295 regular employees across almost all business functions, the majority of which were direct labor employees. All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter. This workforce reduction resulted in charges of $0.5 million for severance and outplacement costs, all of which were paid during the third quarter of 2001.

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves

Remaining restructuring reserves of $8.9 million were included in our accrued restructuring charges and $3.6 million were included in the fixed asset reserves as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below.

Third Quarter 2001 Restructuring Actions	Original Charges	Utilized		Additions (Reversals)	Balance 12/31/01
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations (a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture (b)	7,227	—	(5,125)	—	2,102
Information technology assets (b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	—	253	82
Lease cancellations (a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture (b)	636	—	(636)	—	—
Other (a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	—	—	332
Lease cancellations (a)	182	(49)	—	257	390
Leasehold improvements and furniture (b)	239	—	(4)	—	235
Information technology assets (b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves (b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

Third Quarter 2001 Restructuring Actions	Balance 12/31/03	Utilized		Additions	Foreign Currency Changes	Balance 12/31/04
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$3,274	$(1,071)	$—	$—	$—	$2,203
Leasehold improvements and furniture (b)	299	—	(131)	—	—	168

	3,573	(1,071)	(131)	—	—	2,371

Europe Reorganization:
Lease cancellations (a)	1,324	(1,995)	—	676	(3)	2

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,598	$(3,066)	$—	$676	$(3)	$2,205
Fixed asset reserves (b)	299	—	(131)	—	—	168

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

Third Quarter 2001 Restructuring Actions	Balance 12/31/04	Utilized		Additions (Reversals)	Balance 12/31/05
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$2,203	$(1,030)	$—	$261	$1,434
Leasehold improvements and furniture (b)	168	—	(94)	—	74

	2,371	(1,030)	(94)	261	1,508

Europe Reorganization:
Lease cancellations (a)	2	—	—	(2)	—

	$2,373	$(1,030)	$(94)	$259	$1,508

Balance Sheet Breakout:
Accrued restructuring charges (a)	$2,205	$(1,030)	$—	$259	$1,434
Fixed asset reserves (b)	168	—	(94)	—	74

	$2,373	$(1,030)	$(94)	$259	$1,508

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2005, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire.

2006 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2006, we recorded an additional net $0.9 million for U.S. lease termination costs because of us not being able to locate a subtenant in the timeframe originally anticipated. In January of 2007, we finalized an agreement to assist a company to purchase the building we were leasing and they will occupy the building and release us from our remaining lease obligations. This resulted in an overall $0.6 million cash savings reflected in the release in the below table.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.4 million are included in our accrued restructuring charges at December 31, 2006. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2006 are summarized below.

Third Quarter 2001 Restructuring Actions	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$1,434	$(947)	$—	$1,500	$(621)	$1,366
Leasehold improvements and furniture (b)	74	—	(72)	—	(2)	—

	$1,508	$(947)	$(72)	$1,500	$(623)	$1,366

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,434	$(947)	$—	$1,500	$(621)	$1,366
Fixed asset reserves (b)	74	—	(72)	—	(2)	—

	$1,508	$(947)	$(72)	$1,500	$(623)	$1,366

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2006, the remaining lease cancellation costs relate to estimated costs associated with subsidizing a buyer of the building and estimated repair costs.

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

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to our Zip product segment and the remaining $9.5 million was not allocated to any of our business segments. Of the $14.5 million in restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. During 2003, we made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 employees located in North American, $2.1 million related to 31 employees located in Europe and $0.4 million related to 17 employees located in Asia. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to our continued sales decline. Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments were made after the last day of employment and after separation agreements were signed by the employees. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained on transition into 2004 as defined by SFAS 146.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2006 Activity/Changes in 2003 Restructuring Reserves

Remaining restructuring reserves of $0.1 million are included in our fixed asset reserves at December 31, 2006. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2006 are summarized below.

	Balance 12/31/05	Utilized		Reversals	Balance 12/31/06
2003 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2	$—	$—	$(2)	$—
Lease termination costs (a)	885	(879)	—	—	6
Furniture (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

Balance Sheet Breakout:
Accrued restructuring charges (a)	$887	$(879)	$—	$(2)	$6
Fixed asset reserves (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

The remaining lease cancellation costs are the estimated costs to return the building to the property owner. We anticipate completing the disposal of the furniture in the first quarter of 2007.

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

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North American, $0.4 was for 9 employees located in Asia and $0.3

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

million was for 5 employees located in Europe. The worldwide workforce reduction was across all business functions and across all levels of the Company. At December 31, 2004, of the 117 individuals worldwide, all but 15 had been released. All but one of these remaining 15 employees was scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service and job level, and included health insurance continuance payments. Separation payments, for most employees, was made after the last day of employment after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees. The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs, which were paid or will be paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by SFAS 146.

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

At December 31, 2004, the remaining severance and benefits reserves related to the 15 employees who were on transition. Lease payments were being made on a continuous monthly basis, and of these facilities, the last lease expires in 2008.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2005 Activity/Changes in 2004 Restructuring Reserves

During 2005, we recorded $0.6 million of additional restructuring charges for the 2004 restructuring actions, including $0.4 million of cash charges for severance and benefits for those employees on transition and $0.2 million of cash charges for lease termination costs. Additionally, we released $0.1 million of outplacement reserves because the utilization rate was less than originally expected.

We made an additional $1.7 million of cash payments in 2005 for these restructuring charges, related to severance and benefits and lease commitments, bringing total cash payments related to the 2004 restructuring actions to $3.5 million at December 31, 2005.

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

2006 Activity/Changes in 2004 Restructuring Reserves

During 2006, we recorded $0.2 million of restructuring releases for the 2004 restructuring actions, including $0.1 million for lease termination costs and $0.1 million for furniture due to higher than estimated sales proceeds.

We made additional $0.2 million in cash payments in 2006 for these restructuring charges, related to severance and benefits and lease commitments bringing total cash payments related to the 2004 restructuring actions to $3.7 million at December 31, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.1 million are included in our accrued restructuring charges at December 31, 2006. Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2006 are summarized below.

	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
2004 Restructuring Actions		Cash	Non-Cash
	( In thousands)
Severance and benefits (a)	$—	$(14)	$—	$14	$—	$—
Lease termination costs (a)	346	(194)	—	—	(75)	77
Furniture (b)	145	—	—	—	(145)	—

	$491	$(208)	$—	$14	$(220)	$77

Balance Sheet Breakout:
Accrued restructuring charges (a)	$346	$(208)	$—	$14	$(75)	$77
Fixed asset reserves (b)	145	—	—	—	(145)	—

	$491	$(208)	$—	$14	$(220)	$77

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

At December 31, 2005, the remaining severance and benefits reserves are related to employees who were on transition and certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008.

2006 Activity/Changes in 2005 Restructuring Reserves

During 2006, we recorded $0.2 million of restructuring charges for the 2005 restructuring actions for lease cancellation due to our inability to sublease a facility in Texas. This was more than offset by a $0.3 million release of restructuring reserves associated with miscellaneous contract obligations due to negotiating lower settlement amounts and excess severance and benefits.

We made additional cash payments of $1.4 million in 2006 for these restructuring charges, related to severance and benefits and lease commitments. This brings total cash payments related to the 2005 restructuring actions to $4.9 million.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.2 million are included in our accrued restructuring charges and $0.1 million are included in fixed asset reserves at December 31, 2006. Utilization of and other activity related to the 2005 restructuring reserves during the year ended December 31, 2006 are summarized below.

2005 Restructuring Actions	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$681	$(616)	$—	$4	$(69)	$—
Contract termination costs (b)	670	(450)	—	—	(220)	—
Lease termination costs (a)	387	(318)	—	150	—	219
Lease related assets (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

Balance Sheet Breakout:
Other current liabilities (a)	$1,738	$(1,384)	$—	$154	$(289)	$219
Fixed asset reserves (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2006, lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July of 2008. We have entered into a sublease agreement on the leased facility that expires in 2008. The lease related assets are being utilized by the tenant who is subleasing the facility.

2006 Restructuring Actions

During 2006, we recorded $3.0 million of net restructuring charges for the 2006 restructuring actions. These charges included $2.7 million of cash charges for severance and benefits for approximately 90 personnel worldwide who were notified during the first and second quarters of 2006 that their positions were being eliminated, $0.2 million of cash charges for miscellaneous contract and lease cancellations and $0.1 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The $3.0 million was shown as restructuring expenses as a component of operating expenses. None of these restructuring charges was allocated to any of our business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels and to reorganize our Company from a focus on autonomous geographic regions and products to a simplified functional organization.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 90 impacted personnel worldwide, approximately 20 employees worked on a transition basis into the third quarter of 2006, primarily in Europe due to legal notice requirements.

We have made $2.6 million in cumulative cash payments in 2006 related to the 2006 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

The breakdown of the 2006 restructuring charges and utilization of and other activity related to the 2006 restructuring reserves during the year ended December 31, 2006 are summarized below.

	Original Charges	Utilized		Reversals	Foreign Currency Changes	Balance 12/31/06
2006 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2,969	$(2,568)	$—	$(259)	$(9)	$133
Lease termination costs (a)	119	(58)	—	—	(3)	58
Lease related assets (b)	80	—	(80)	—	—	—
Miscellaneous assets (b)	55	—	(55)	—	—	—
Miscellaneous liabilities (a)	28	(14)	—	—	—	14

	$3,251	$(2,640)	$(135)	$(259)	$(12)	$205

Balance Sheet Breakout:
Other current liabilities (a)	$3,116	$(2,640)	$—	$(259)	$(12)	$205
Fixed asset reserves (b)	135	—	(135)	—	—	—

	$3,251	$(2,640)	$(135)	$(259)	$(12)	$205

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2006, the remaining severance and benefits reserves relate to certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of this facility, the lease expires in December of 2007. We have entered into a sublease agreement on the leased facility.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

Consumer Products

Our Consumer Products category is comprised of the Consumer Storage Solutions (“CSS”) segment and the Zip Products segment.

Our CSS segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, Micro Mini USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment primarily on HDD products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative. Notwithstanding RoHS, our distributors and resellers are permitted and have continued to sell Zip drives from their inventories. Sales of Zip disks will continue worldwide, including the EU.

Business Products

Our Business Products category is comprised of the REV Products, the Network Storage Systems (“NSS”) and the Services segments.

Our REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The first generation REV drives, which began shipping in April of 2004, are removable hard disk storage systems with a native capacity of 35 gigabytes (“GB” – where 1 gigabyte equals 1 billion bytes) and up to 90GB of compressed capacity. We began shipping the next generation REV 70GB products in July of 2006. The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.

Our NSS segment consists primarily of the development, distribution and sale of Network Attached Storage servers and the Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end Network Attached Storage market.

Our Services segment consists of the operations of CSCI, including OfficeScreen solutions and system integration, and Iomega services such as iStorage. We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses. The Iomega services were previously reflected in the Other Products segment.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

Product Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we began to evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product segments on a direct method or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as a product operating loss. The accounting policies of the product segments are the same as those described in Note 1 of the notes to consolidated financial statments. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and certain extraordinary expenses.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005

Sales

As shown in the table below, total sales for 2006 declined primarily due to lower Zip products sales. All prior period amounts have been reclassified to reflect the Network HDD drives classification change from the CSS Products segment in the Consumer Products category to NSS Products segment in the Business Products category and the classification change of Iomega services from Other Products to the Services segment under the Business Products category.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions Products	$134,149	$133,482	$667	1%
Zip Products	31,153	64,101	(32,948)	(51)

Total Consumer Products	165,302	197,583	(32,281)	(16)
Business Products:
REV Products	42,798	45,932	(3,134)	(7)
Network Storage Systems Products	17,817	19,395	(1,578)	(8)
Services	3,051	605	2,446	404

Total Business Products	63,666	65,932	(2,266)	(3)
Other Products	586	990	(404)	(41)

Total Sales	$229,554	$264,505	$(34,951)	(13)%

Sales of CSS products represented 58% of total sales for 2006, compared to 51% of total sales for 2005. The percentage of total sales increased in 2006 due primarily to the lower total consolidated sales. Although total CSS products sales increased only $0.7 million from the previous year, our external hard drive business increased by $33.5 million, or 38%, over the prior year. This increase was primarily offset by a $15.6 million decrease in Optical sales, $14.2 million in Micro Mini USB flash drive sales and $3.0 million in floppy drive sales. The lower Optical and Micro Mini USB sales are a result of our decision in mid-2005 to eliminate unprofitable SKUs in the Optical and Micro Mini USB flash product lines.

Zip product sales continued to decline in 2006, both in terms of units and sales dollars. Sales of Zip products represented 14% of total sales for 2006, compared to 24% of total sales for 2005. We expect Zip drive and disk sales to continue to decrease as Zip products approach the end of their product life cycle. In addition, we have ceased selling Zip drives to distributors or resellers in the EU as of July 1, 2006, in the wake of the RoHS lead free initiative. Notwithstanding RoHS, our distributors and resellers are permitted and have continued to sell Zip drives from their inventories after July 1, 2006.

REV product sales represented 19% of total sales for 2006, compared to 17% of total sales for 2005. REV sales decreased by $3.1 million in 2006 from $45.9 million of sales in 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

NSS product sales represented 8% of total sales for 2006, compared to 7% of total sales for 2005. NSS product sales decreased slightly in 2006 when compared to the same period in 2005.

Services sales represented 1.3% of total sales for 2006 compared to 0.2% of total sales for 2005. This increase is primarily a result of our acquisition of CSCI, Inc. in August of 2006.

Our sales by region for the years ended December 31, 2006 and 2005 are shown in the table below.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$93,439	$125,583	$(32,144)	(26)%
Europe	124,273	120,872	3,401	3
Asia Pacific	11,842	18,050	(6,208)	(34)

Total	$229,554	$264,505	$(34,951)	(13)%

Percent of Total Sales:
Americas (includes Latin America)	41%	47%
Europe	54	46
Asia Pacific	5	7

Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip, REV and CSS (Optical and Micro Mini USB flash drive) product sales, offset by higher Services and NSS product sales. The increase in sales dollars in Europe was primarily due to higher CSS (HDD), REV and NSS product sales, partially offset by lower Zip, Optical and Micro Mini USB product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower CSS, REV and Zip product sales.

Gross Margin

Our gross margin details for the years ended December 31, 2006 and 2005 are shown in the table below.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Total gross margin (dollars)	$46,212	$55,835	$(9,623)	(17)%
Total gross margin (%)	20%	21%

Total gross margin dollars in 2006 decreased primarily from a lower proportion of higher margin Zip product sales and from lower overall sales. The lower gross margin percentage was primarily due to a lower proportion of Zip product sales, partially offset by higher CSS product gross margins.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

The Zip product gross margin percentage increased in 2006 primarily from the 2006 and 2005 restructuring actions and the fact that the 2005 gross margin contained higher EOL charges. Total Zip product gross margin dollars decreased due to significantly lower Zip product sales. Future Zip product gross margin percentage could fluctuate from quarter to quarter as Zip product sales continue to decline and depending on potential EOL or other charges.

CSS product gross margins increased in terms of both dollars and percentages during 2006. The increase in gross margin dollars was primarily due to the introduction of new cost competitive HDD products, lower material and overhead costs of the HDD products; lower Optical, Micro Mini USB flash and floppy sales and pricing and other programs related to HDD drives and higher overall CSS sales. All CSS products faced competitive pricing pressures during the year ended December 31, 2006 and we anticipate continued competitive pricing pressures on these products in the future.

REV product gross margins decreased in terms of both dollars and percentages during 2006, due to lower volumes and the manufacturing start-up costs associated with the launch of the REV 70GB products.

Future gross margin percentages will depend on a wide variety of factors, including those discussed in the section entitled, “Risk Factors” in Item 1A of Part I in this Form 10-K filing. We can provide no assurance that we will be able to improve or maintain gross margins in any subsequent quarter or year.

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

2006 As Compared to 2005 (Continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives and Services classification changes.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions Products	$(9,335)	$(24,843)	$15,508	62%
Zip Products	3,384	19,362	(15,978)	(83)

Total Consumer Products	(5,951)	(5,481)	(470)	(9)
Business Products:
REV Products	(6,940)	(12,163)	5,223	43
Network Storage Systems Products	1,574	(1,491)	3,065	206
Services	(290)	227	(517)	(228)

Total Business Products	(5,656)	(13,427)	7,771	58
Other Products	875	1,455	(580)	(40)

Non-restructuring charge	(995)	—	(995)	(100)

Restructuring charges	(3,529)	(7,579)	4,050	53

Operating Loss	$(15,256)	$(25,032)	$9,776	39%

CSS product operating loss as a percentage of CSS product sales improved to a negative 7% for the year ended December 31, 2006 from a negative product operating loss of 19% of product sales for the year ended December 31, 2005. The lower CSS product operating loss resulted primarily from improved gross margins, lower operating expenses and benefited from $0.7 million of releases of certain accruals, based on changes in estimates, relating to freight accruals and marketing program utilizations.

The decrease in Zip product operating income resulted primarily from lower Zip product sales and the $8.7 million of non-cash, goodwill impairment charges recorded in 2006. Zip product operating income as a percentage of Zip product sales decreased to 11% for the year ended December 31, 2006 from 30% for the year ended December 31, 2005 primarily due to the goodwill impairment charges, partially offset by improved gross margin percentage and lower costs as a result of the restructuring and other cost reductions.

The REV product operating loss as a percentage of REV product sales improved to a negative 16% for the year ended December 31, 2006 compared to a negative 26% for the year ended December 31, 2005. The lower REV product operating loss for the year ended December 31, 2006 resulted primarily from lower research and development expenses and selling and marketing expenses, partially offset by lower gross margins.

The NSS product operating income as a percentage of NSS product sales improved to a positive 9% for the year ended December 31, 2006, compared to a negative 8% of product sales for the year ended December 31, 2005. The NSS product operating income for the year ended December 31, 2006 resulted primarily from lower selling and marketing expenses and a higher gross margin percentage.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

The Services operating loss was primarily a result of start-up and marketing costs associated with our new Managed Services business.

Other Products product operating income decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily from lower license and patent fee income in the current year.

The non-restructuring charge, related to severance costs associated with our former Chief Executive Officer, was not allocated to the product lines.

See separate discussion above for details related to the restructuring charges.

Operating Expenses (Income)

The table below shows the details of and changes in operating expenses for years ended December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Operating Expenses (Income):
Selling, general and administrative	$41,124	$60,847	$(19,723)	(32)%
Research and development	8,905	14,054	(5,149)	(37)
License and patent fee income	(1,085)	(1,301)	216	17
Goodwill impairment charges	8,728	—	8,728	100
Restructuring charges	3,529	7,579	(4,050)	(53)
Bad debt expense (credit)	267	(312)	579	186

Total Operating Expenses	$61,468	$80,867	$(19,399)	(24)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses in 2006 compared to 2005 reflected lower costs resulting primarily from the 2006 and 2005 restructuring actions and other cost reductions. Selling, general and administrative expenses decreased as a percentage of sales to 18% in 2006 from 23% in 2005. The 2006 expenses included a $1.0 million non-restructuring charge, related to severance costs associated with our former Chief Executive Officer.

Research and Development Expenses

The decrease in research and development expenses in 2006 compared to 2005 reflected lower development expenses on REV and HDD products. Research and development expenses decreased slightly as a percentage of sales to 4% in 2006, compared to 5% in 2005. We anticipate research and development dollars in 2007 to be comparable in amount with 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

License and Patent Fee Income

For the year ended December 31, 2006, license and patent fee income of $1.1 million was recognized from the sale of certain patents. For the year ended December 31, 2005, license and patent fee income totaling $1.3 million was recognized for two intellectual property license agreements, one entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005.

Goodwill Impairment Charges

For the year ended December 31, 2006, operating expenses included non-cash, impairment charges totaling $8.7 million relating to Zip goodwill.

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycles. We also anticipate additional non-cash, goodwill impairment charges in the first half of 2007 as the expected future Zip cash flows continue to decline. As of December 31, 2006, there was $3.0 million of goodwill related to the Zip product segment remaining on the balance sheet which is subject to impairment.

Bad Debt

We experienced a bad debt expense of $0.3 million in 2006 primarily as a result of a specific bad debt and a deterioration of customer accounts receivable agings in Europe. This compares to a bad debt credit of $0.3 million in 2005.

At December 31, 2006, we had $3.6 million in trade receivables in excess of 180 days past due compared to $2.7 million at December 31, 2005. The increase is primarily a result of deductions taken by customers for returns, programs and other reasons, which we are in the process of reconciling and matching off against approved credits.

Interest Income

Interest income of $2.8 million during 2006 increased by $0.4 million, or 20%, as compared to the $2.4 million for 2005. The $0.4 million increase in 2006 was due from higher interest rates in 2006 as compared to 2005 as actual cash balances declined.

Other Income (Expense), Net

Net other income of $1.1 million in 2006 increased $2.7 million compared to other net expense of $1.6 million in 2005. Included in the 2006 net other income was a $1.1 million gain associated with the release of various liabilities for a European subsidiary for which operations ceased in 1999 and was dissolved in 2006. In addition to the $1.1 million gain described above, foreign currency gains of $0.5 million were incurred in 2006, compared to foreign currency losses of $1.1 million in 2005.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

Income Taxes

For 2006, we recorded a net income tax benefit of $2.3 million, on a pre-tax loss from continuing operations of $11.4 million. The net income tax benefit was primarily comprised of a $6.3 million decrease in the valuation allowance and tax benefits of $4.0 million related to the statutory benefit on pre-tax losses from continuous operations and changes in other deferred tax items, partially offset by tax charges of $8.4 million related to the write off of foreign NOLs. Included in the $6.3 million decrease in the valuation allowance was a $15.9 million decreased valuation allowance resulting from decreases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses. This decrease was partially offset by an increase in the valuation allowance as the result of decreases in the deferred tax liabilities of $9.6 million related to a decrease in the pool of unrepatriated foreign earnings.

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

We have recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in our consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “other accrued liabilities” at December 31, 2006 and December 31, 2005 related to such tax contingencies was $4.3 million and $13.7 million, respectively. We reversed tax contingencies of $9.5 million in 2006 to retained earnings in accordance with SAB 108 related to foreign tax contingencies (see Note 15 of the notes to consolidated financial statements). We recorded tax contingencies of $0.2 million in 2006 to the “benefit (provision) for income taxes” to accrue interest on foreign contingencies. We reversed tax contingencies of $0.2 million in 2005 to the “benefit (provision) for income taxes”, due to the completion of a tax authority exam without adjustment.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards at December 31, 2006.

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$0
State NOLs	10,144	2006 to 2025
Foreign NOLs	4	Indefinite

	$10,148

Tax Credit Deferred Tax Assets:
Foreign tax credits	$23,636	2009 to indefinite
Research credits	10,374	2007 to 2026
Alternative minimum tax credits	1,130	Indefinite

	$35,140

At December 31, 2006, we had no deferred tax assets related to federal NOLs and $10.1 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $254 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from our foreign subsidiary.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

Quarterly Information

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
	(In thousands, except per share data)
Year Ended December 31, 2006
Sales	$59,081	$40,652	$53,595	$76,226	$229,554
Gross margin	11,801	6,793	12,216	15,402	46,212
Pre-tax income (loss) from continuing operations	(5,571)	(11,196)	1,062	4,314	(11,391)
Discontinued operations, net of taxes	—	—	—	272	272
Net income (loss)	(4,169)	(10,399)	853	4,872	(8,843)
Net income (loss) per common share:
Basic and Diluted EPS	$(0.08)	$(0.20)	$0.02	$0.09	$(0.17)

Year Ended December 31, 2005
Sales	$72,912	$65,712	$55,852	$70,029	$264,505
Gross margin	16,527	13,503	10,962	14,843	55,835
Pre-tax income (loss) from continuing operations	(6,359)	(6,426)	(11,853)	10	(24,628)
Discontinued operations, net of taxes	(60)	(95)	(73)	1,158	930
Net income (loss)	(5,925)	(6,400)	(12,325)	1,897	(22,753)
Net income (loss) per common share:
Basic and Diluted EPS	$(0.11)	$(0.12)	$(0.24)	$0.04	$(0.44)

Operating expenses for the first quarter of 2006 included goodwill impairment charges of $3.1 million related to the Zip goodwill, $1.0 million of non-restructuring severance and benefits associated with our prior CEO and restructuring charges of $0.3 million related to severance and benefits for certain management employees laid off in the first quarter (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the first quarter of 2006 also included a tax benefit of $1.4 million primarily from the release of deferred tax liabilities related to the impaired goodwill and tax benefits from various foreign tax true-ups.

Gross margin for the second quarter of 2006 included $2.1 million of charges related to inventory reserves and supplier claims because of RoHs and supply chain changes. Operating expenses for the second quarter of 2006 included goodwill impairment charges of $2.3 million related to the Zip goodwill, restructuring charges of $4.2 million for severance and benefit costs under the 2006 restructuring actions and lease commitments under the 2001, 2005 and 2006 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail) and patent fee income of $1.1 million related to the sale of certain patents. The net loss for the second quarter of 2006 also included a tax benefit of $0.8 million primarily from the release of deferred tax liabilities related to the impaired goodwill, partially offset with provisions for foreign, state and local taxes.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

Operating expenses for the third quarter of 2006 included goodwill impairment charges of $2.5 million related to the Zip goodwill and a restructuring benefit of $0.2 million (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Other income for the third quarter of 2006 included a $1.1 million gain associated with the release of various liabilities for a European subsidiary which ceased operations in 1999 that we dissolved in the quarter. Net income for the third quarter of 2006 also included a tax provision of $0.2 million primarily from the accrual of current year foreign, state and local taxes, partially offset with a benefit from the release of deferred tax liabilities related to the impaired goodwill.

Operating expenses for the fourth quarter of 2006 included goodwill impairment charges of $0.8 million related to the Zip goodwill and $0.8 million of restructuring benefits primarily associated with the third quarter 2001 restructuring actions for lease commitments (see the section above entitled, “Restructuring Charges/Reversals” for more detail). Net income for the fourth quarter of 2006 also included a tax benefit of $0.3 million primarily from the release of deferred tax liabilities related to the impaired goodwill, partially offset with provision for foreign, state and local taxes.; and an after-tax gain of $0.3 million associated with the sale of our investment in ByteTaxi, Inc. (see the section above entitled, “ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations” for more detail).

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

Operating expenses for the third quarter of 2005 included license fee income of $0.9 million that was recognized from an intellectual property license agreement entered into in the second quarter of 2004 and restructuring charges of $6.6 million of which $4.9 million related to the 2005 restructuring actions, $0.3 million related to the 2004 restructuring actions, $1.1 million related to the 2003 restructuring actions and $0.3 million related to the third quarter 2001 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail). The net loss for the third quarter of 2005 also included a statutory tax benefit of $4.2 million that was entirely offset by a tax charge to increase the valuation allowance and tax charges of $0.6 million primarily from various foreign tax accruals.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004

Sales

As shown in the table below, total sales for 2005 declined primarily due to lower Zip and CSS product sales, partially offset by higher sales of REV products. Amounts have been reclassified to reflect the Network HDD drives classification change from the CSS Products segment in the Consumer Products category to NSS Products segment in the Business Products category and the classification change of Iomega services from Other Products to the Services segment under the Business Products category.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions Products	$133,482	$143,931	$(10,449)	(7)%
Zip Products	64,101	133,731	(69,630)	(52)

Total Consumer Products	197,583	277,662	(80,079)	(29)
Business Products:
REV Products	45,932	30,778	15,154	49
Network Storage Systems Products	19,395	16,295	3,100	19
Services	605	555	50	9

Total Business Products	65,932	47,628	18,304	38
Other Products	990	3,373	(2,383)	(71)

Total Sales	$264,505	$328,663	$(64,158)	(20)%

Sales of CSS products represented 50% of total sales for 2005, compared to 44% of total sales for 2004. The percentage of total sales increased in 2005 due to lower total consolidated (especially Zip products) sales. The $10.4 million decrease in CSS products sales was comprised of a $31.6 million decrease in Optical sales, a decrease of $10.5 million in Iomega Mini and Micro Mini USB flash drives and a decrease of $2.3 million in floppy external drives sales, partially offset by an increase of $34.0 million in HDD drives. The CSS product sales decline was primarily driven by our third quarter 2005 decision to eliminate certain unprofitable Optical and Mini USB flash drive products.

Zip product sales continued to decline in 2005. Sales of Zip products represented 24% of total sales for 2005, compared to 41% of total sales for 2004. We continue to lose shelf space for Zip products with our key resellers and retailers because of reduced volumes. OEM sales have declined rapidly and the availability of Zip products as “configure to order” options were discontinued in 2005 by leading OEMs.

REV product sales represented 17% of total sales for 2005, compared to 9% of total sales for 2004. REV products began shipping in April 2004. REV sales increased by $15.2 million in 2005 from $30.8 million of sales in 2004. The increase is largely due to our efforts to make REV products a significant part of our overall product portfolio.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

NSS product sales represented 7% of total sales for 2005, compared to 5% of total sales for 2004. NSS product sales remained flat in 2005 when compared to the same period in 2004.

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

The decrease in sales dollars in the Americas was primarily due to lower Zip, Optical, Mini USB and NSS product sales, partially offset by increased HDD and REV sales. The decrease in sales dollars in Europe was primarily due to lower Zip, Optical and Mini USB product sales, partially offset by an increase in REV and HDD sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, Optical, and Mini USB products sales, slightly offset by higher REV, HDD and NSS product sales.

Gross Margin

Our gross margin details for the years ended December 31, 2005 and 2004 are shown in the table below.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Total gross margin (dollars)	$55,835	$72,712	$(16,877)	(23)%
Total gross margin (%)	21%	22%

Zip gross margin %	51%	45%

Total gross margin dollars in 2005 decreased primarily from lower overall sales and from a lower proportion of higher margin Zip product sales. The lower gross margin percentage was primarily due to a lower proportion of Zip product sales and lower CSS products gross margin percentages, partially offset by higher REV sales and gross margin percentage. Gross margins for 2004 included $4.4 million of net impairment and other charges related to the discontinuance of the DCT Program.

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

CSS product gross margins declined in terms of both dollars and percentages during 2005. The decrease in gross margin dollars was primarily due to lower Optical, Mini USB flash and floppy sales and pricing and other programs related to HDD drives. The lower Optical and Mini USB sales are a result of our decision to eliminate unprofitable SKUs in the Optical and Mini USB flash product lines. All CSS products faced competitive pricing pressures during the year ended December 31, 2005.

REV product gross margins improved in terms of both dollars and percentages during 2005, due to steady volume increases and the lack of the 2004 manufacturing start-up costs.

Product Segment Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product segments on a direct basis or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as a product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges.

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives and Services classification changes.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions Products	$(24,843)	$(30,518)	$5,675	19%
Zip Products	19,362	28,850	(9,488)	(33)

Total Consumer Products	(5,481)	(1,668)	(3,813)	(229)
Business Products:
REV Products	(12,163)	(25,270)	13,107	52
Network Storage Systems Products	(1,491)	(2,937)	1,446	49
Services	227	162	65	40

Total Business Products	(13,427)	(28,045)	14,618	52
Other Products	1,455	(1,223)	2,678	219

Restructuring charges	(7,579)	(4,531)	(3,048)	(67)

Total Operating Loss	$(25,032)	$(35,467)	$10,435	29%

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

CSS product operating loss as a percentage of CSS product sales was relatively consistent at approximately negative 19% in 2005 and 21% in 2004. The losses are primarily because of significant price pressure on the CSS products.

The decrease in Zip product operating income resulted primarily from lower Zip sales, partially offset by a higher gross margin percentage. Zip operating income as a percentage of Zip product sales increased to 30% for 2005 from 22% for 2004, primarily from the higher gross margin percentage as described above and from lower operating expenses reflecting the benefits of the 2005 and 2004 restructuring actions.

The REV product operating loss improved in terms of both dollars and percentages during 2005. The REV product loss as a percentage of REV product sales was a negative 26% for 2005 compared to a negative 82% for 2004. REV product operating loss dollars improved by $13.1 million from the negative $25.3 million product operating loss in 2004. The improvement was primarily from the 2004 manufacturing start-up costs and higher marketing launch expenses incurred in 2004 to create product awareness.

The improved NSS product operating loss in 2005 resulted primarily from lower product costs and operating expenses.

Other Products operating income improved in terms of both dollars and percentages when compared to 2004. Other Products operating income dollars improved from a product operating loss of $1.2 million in 2004 to an operating income of $1.4 million in 2005, primarily due to the license and patent fee income of $1.3 million earned in 2005 and the lack of the DCT development costs incurred in 2004.

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

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses in 2005 compared to 2004 reflects lower costs primarily from the restructuring actions implemented in the third quarters of 2005 and 2004. The 2004 operating expenses included $10.7 million of increased sales and marketing costs associated with the new REV products, $1.7 million of increased expenses relating to our information technology system upgrade which was implemented during the third quarter of 2004 and $0.9 million of costs for certain strategic

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005 As Compared to 2004 (Continued)

planning consulting services to evaluate potential future business strategies for us. Selling, general and administrative expenses decreased as a percentage of sales to 23% in 2005 from 27% in 2004.

Research and Development Expenses

The decrease in the 2005 research and development expenses of $10.4 million is a result of the cancellation of the DCT development program in the second half of 2004 and cost savings from the 2005 and 2004 restructuring actions, partially offset by higher CSS products research and development activities (primarily for HDD) and sustained REV product research and development spending. Research and development expenses decreased as a percentage of sales to 5% in 2005, compared to 7% in 2004.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Details of our total cash, cash equivalents, restricted cash and temporary investments are shown in the table below.

	December 31,
	2006	2005	$ Change	% Change
	(In thousands, except %)
Total cash and cash equivalents for the U.S. entity	$2,293	$7,199	$(4,906)	(68)%
Total cash, cash equivalents, restricted cash and temporary investments for non-U.S. entities	65,855	88,800	(22,945)	(26)

Total consolidated cash, cash equivalents, restricted cash and temporary investments	$68,148	$95,999	$(27,851)	(29)%

Working capital	$79,273	$77,344	$1,929	2%

We repatriated approximately $34 million of foreign cash to the U.S. during the year. This cash was used to fund operations, acquire CSCI and make payments on an intercompany loan. The repatriation of any of the $65.9 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37% and also require a 5% Swiss withholding tax. The amount of cash required for U.S. federal and state taxes will be significantly less than our effective tax rate due to the availability of existing state NOLs, tax credit carry-forwards, and previously taxed income.

The increase in working capital resulted primarily from lower accrued liabilities and higher inventory, partially offset by lower cash, cash equivalents and temporary investments and lower deferred taxes.

The primary uses of cash from operations in 2006 were increases in inventories, operating losses, $6.1 million for restructuring disbursements and changes in other current assets and liabilities as described below. We also used $4.3 million for the cash portion of the CSCI acquisition.

Trade receivables increased in 2006 primarily from the timing of sales. Days sales outstanding (“DSO”) in receivables remained relatively stable with only a slight decrease from 37 days at December 31, 2005 to 36 days at December 31, 2006. DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the quarter ended of the applicable year. Current deferred income taxes decreased primarily due to lower inventory and other accrued expense reserves. Inventories increased during 2006 primarily due to HDD products in transit at year end to satisfy existing backlog in early January. Other current liabilities decreased primarily as a result of the cumulative effect of adjustments from the adoption of SAB No. 108, which reduced tax contingency reserves by $9.5 million.

Additional paid-in capital decreased in 2006 as compared to 2005 primarily due to the issuance of treasury shares related to the acquisition of CSCI.

It is our goal to achieve 2007 full year profitability and positive cash flow from operations through containing operating expense spending, HDD sales growth and maintaining or improving the gross margins of HDD products, growing REV product sales, ramping OfficeScreen services sales, and managing the Zip products business for cash flow. However, we can give no assurance that we will be successful in achieving any of these goals.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During 2006, we did not repurchase any shares of our Common Stock. At December 31, 2006, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 8, 2000. The repurchase plan does not have a fixed termination date.

We believe that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. We do not believe that our cash balances would be adequate to fund a material acquisition. In that situation, we would need to borrow cash or fund the acquisition through a stock offering. However, cash flow from future operations, investing activities, and the precise amount and timing of our future financing needs cannot be determined. Future cash flow will depend on a number of factors, including those set forth in the section labeled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Should we be unable to meet our cash needs from our current balance of cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of cash, cash equivalents and temporary investments is our sole source of liquidity. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

Contractual Obligations

Our contractual obligations at December 31, 2006 were as follows:

		Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Obligation
Purchase obligations	$33,907	$33,890	$17	$—	$—
Operating leases	3,976	2,331	1,573	72	—
Accrued warranty	4,576	3,660	916	—	—
Restructuring commitments	1,873	1,873	—	—	—
Excess purchase commitments	4,049	4,049	—	—	—

Total	$48,381	$45,803	$2,506	$72	$—

Purchase obligations are comprised of open purchase orders for inventory and other supplier commitments at December 31, 2006 that are not recorded on our balance sheet at December 31, 2006, as they are not considered commitments under accounting principles generally accepted in the United States. These purchase obligations include those contracts that we can terminate for our convenience on advance written notice to the supplier.

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

The remaining commitments under our 2005, 2004, 2003 and third quarter 2001 restructuring actions relate to lease obligations, which the obligations are being paid monthly. The remaining commitments under our 2006 restructuring actions relate to severance, lease obligations and miscellaneous contract payments which will be paid in 2007. The largest of the lease obligations relates to a facility vacated in 2001. In January of 2007, this facility was sold to another party who agreed to release us from our future obligations for a reduced upfront payment of approximately $1.3 million. The lease with the longest duration will expire in July of 2008. See the section above entitled, “Restructuring Charges/Reversals” for more detail.

For more detail on the excess purchase commitments, see the discussion above in the Application of Critical Accounting Policies section.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2006 as defined by applicable SEC rules.

Other Matters

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which amends SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement was effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this new standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not anticipate the adoption of FIN 48 to have a material impact on our financial results.

On September 13, 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement was effective for fiscal years ending after November 15, 2006. As a result of adopting SAB 108, we reduced other accrued liabilities and increased retained earnings by $9.5 million related to excess tax contingency reserves. There was no impact on net income or cash flow.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

On September 15, 2006, the FASB issued SFAS Statement No. 157 “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February of 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial results.

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

We use forward contracts to hedge those net assets and liabilities that, when re-measured according to accounting principles generally accepted in the United States of America, impact our consolidated statement of operations. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, we are using only forward contract instruments to hedge our net balance sheet exposures. The contracts are in European currencies. We enter into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days. See Note 7 of the notes to consolidated financial statements.

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

IOMEGA CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The fair value of our forward contracts is subject to change because of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $2.5 million at December 31, 2006 and $1.6 million at December 31, 2005. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. Factors that could impact the effectiveness of our hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and our ability to accurately project net asset or liability positions. Actual gains and losses in the future may differ materially from our analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and our actual exposures and hedges.

We did not have any significant debt outstanding at December 31, 2006 and December 31, 2005. Should we need to borrow funds in the future, we would be subject to credit-based interest rate risks. We are also subject to interest rate risks on our current cash, cash equivalents and temporary investment balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.8 million during 2006 and $1.1 million during 2005. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

Investments purchased with maturities in excess of three months are classified as temporary investments. None of our temporary investments have an effective maturity greater than 24 months and at December 31, 2006 and 2005, the average duration of our temporary investments was less than 18 months. At December 31, 2006, we had debt security investments of $3.7 million that will mature within one year and $7.7 million that will mature in more than one year but less than two years. We seek to minimize our credit risk associated with temporary investments by purchasing investment grade, liquid securities. We have classified all of our temporary investments as available-for-sale securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in our Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report. The selected quarterly financial data required by this item is included in Item 7.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                   DISCLOSURE:

None.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES:

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on its assessment, as of December 31, 2006, management concluded that the Company’s internal control over financial reporting was effective based on those criteria.

As part of our 2006 restructuring actions (see Note 6 to the notes to our consolidated financial statements), we significantly reduced worldwide headcount, including within the finance function, thereby necessitating that fewer people perform the required finance and accounting functions. Voluntary turnover also occurred in our Finance function, which has resulted in the hiring of several new individuals in the fourth quarter of 2006; however, these changes did not have a material impact on our internal control structure as of December 31, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting (Continued)

Further, we acquired CSCI, Inc. in 2006, a private company which we are integrating into our controls. Although CSCI, Inc. is not included in our assessment as of December 31, 2006 since they were not acquired until August of 2006, there were no indications that the CSCI, Inc. acquisition is impacting the adequacy of our internal control over financial reporting.

Except for the changes described above, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Iomega Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CSCI, Inc, which was acquired on August 11, 2006, and which is included in the consolidated balance sheets of Iomega Corporation as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. CSCI, Inc constituted 7% and 12% of total assets and net assets, respectively, as of December 31, 2006, and 1% and 4% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of CSCI, Inc because of the timing of the acquisition which was completed on August 11, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CSCI, Inc.

In our opinion, management’s assessment that Iomega Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO Framework. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iomega Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Costa Mesa, California
March 15, 2007

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9B.    OTHER INFORMATION:

During 2006, the Company’s Compensation Committee of the Board of Directors did not grant any discretionary cash bonuses.

IOMEGA CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:

The information required by this item will appear in the sections of our Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” “— Section 16(a) Beneficial Ownership Reporting Compliance”, which sections are incorporated herein by reference and in Part I of this Annual Report on Form 10-K under the heading “EXECUTIVE OFFICERS OF THE COMPANY”.

Website Availability of Corporate Governance and Other Documents

The following documents are available in the investor relations section of our website, www.iomega.com: (1) our Code of Conduct adopted by us which is applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other executive officers, (2) our Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Nominating, Compensation and Ethics/Compliance Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Ron Zollman, Corporate Secretary of Iomega Corporation, 10955 Vista Sorrento Parkway, San Diego, California 92130. We intend to post on our website, www.iomega.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the Code of Conduct.

Audit Committee Financial Expert

Information regarding the Audit Committee Financial Expert will appear in the section of our Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “CORPORATE GOVERNANCE – Board Committees — Audit Committee”, which section is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION:

The information required by this item will appear in the sections of our Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “DIRECTOR COMPENSATION”, “EXECUTIVE COMPENSATION”, “— Compensation Committee Report” and “— Compensation Committee Interlocks and Insider Participation”, which sections are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                     STOCKHOLDER MATTERS:

The information required by this item will appear in the sections of our Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION” “—Equity Compensation Plan Information”, and “STOCK OWNERSHIP INFORMATION” “— Ownership by Management, Directors and Principal Stockholders” which sections are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:

The information required by this item will appear in the sections of our Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION” “— Employment and Severance Agreements” and “— Certain Relationships” and “CORPORATE GOVERNANCE” “—Board Determination of Independence”, which sections are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The information required by this item will appear in the section of our Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”, which section is incorporated herein by reference.

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

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

ITEMS 8, 15(a)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Iomega Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iomega Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Iomega Corporation and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock based transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/ BDO Seidman, LLP

Costa Mesa, California
March 15, 2007

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$56,617	$70,943
Restricted cash	88	256
Temporary investments	11,443	24,800
Trade receivables, less allowance for doubtful accounts of $1,535 and $2,165, respectively	30,418	28,853
Inventories	42,593	27,532
Deferred income taxes	2,747	5,523
Other current assets	3,401	4,998

Total Current Assets	147,307	162,905

Property and Equipment, at cost:
Machinery and equipment	70,644	72,387
Leasehold improvements	7,288	7,808
Furniture and fixtures	6,810	7,283
Unfinished property and equipment	103	151

	84,845	87,629
Accumulated depreciation and amortization	(78,292)	(79,318)

Net Property and Equipment	6,553	8,311

Goodwill	12,451	11,691
Intangible Assets, Net	1,043	696
Other Assets	60	66

Total Assets	$167,414	$183,669

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	December 31,
	2006	2005
Current Liabilities:
Accounts payable	$35,105	$35,500
Margin on deferred revenue	4,897	7,150
Marketing program accruals	1,998	3,726
Accrued payroll, vacation and bonus	4,919	3,812
Accrued warranty	4,576	4,973
Accrued restructuring charges	1,873	4,405
Accrued excess purchase commitments	4,049	3,352
Tax contingency reserves	4,323	13,692
Other accrued liabilities	5,840	8,641
Income taxes payable	454	310

Total Current Liabilities	68,034	85,561

Deferred Income Taxes	9,573	17,152

Commitments and Contingencies (Notes 6 and 7)

Stockholders’ Equity:
Preferred Stock, $0.01 par value - authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock - authorized 400,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,307,270 shares at December 31, 2006 and 55,081,120 shares at December 31, 2005	1,846	1,839
Additional paid-in capital	59,635	79,613
Less: 575,200 Common Stock treasury shares, at cost, at December 31, 2006 and 3,432,922 Common Stock treasury shares, at cost, at December 31, 2005	(5,662)	(33,791)
Retained Earnings	33,988	33,295

Total Stockholders’ Equity	89,807	80,956

Total Liabilities and Stockholders’ Equity	$167,414	$183,669

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Sales	$229,554	$264,505	$328,663
Net impairment charges	—	—	4,402
Cost of sales	183,342	208,670	251,549

Gross margin	46,212	55,835	72,712

Operating Expenses (Income):
Selling, general and administrative	41,124	60,847	90,118
Research and development	8,905	14,054	24,444
License and patent fee income	(1,085)	(1,301)	(10,599)
Goodwill impairment charges	8,728	—	—
Restructuring charges	3,529	7,579	4,531
Bad debt expense (credit)	267	(312)	(314)

Total Operating Expenses	61,468	80,867	108,180

Operating loss	(15,256)	(25,032)	(35,468)
Interest income	2,848	2,375	1,564
Interest expense	(35)	(327)	(385)
Other income (expense), net	1,052	(1,644)	2,575

Loss from continuing operations before income taxes	(11,391)	(24,628)	(31,714)

Benefit (provision) for income taxes	2,276	945	(4,963)

Loss from continuing operations	(9,115)	(23,683)	(36,677)

Discontinued Operations (see Note 3):
Gain on sale of ByteTaxi, Inc., net of taxes	272	1,158	—
Losses from discontinued operations, net of taxes	—	(228)	—

Total discontinued operations	272	930	—

Net loss	$(8,843)	$(22,753)	$(36,677)

Net income (loss) per basic and diluted common share:
Continuing	$(0.17)	$(0.46)	$(0.71)
Discontinued	—	0.02	—

Net loss	$(0.17)	$(0.44)	$(0.71)

Weighted average common shares outstanding	52,855	51,623	51,553

Weighted average common shares outstanding – assuming dilution	52,855	51,623	51,553

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2003	54,931,209	$1,834	$77,120	$(33,791)	$92,725	$137,888
Sales of Common Shares pursuant to exercises of stock options at an average price of $1.88 cash per share	53,125	2	98	—	—	100
Tax benefit from dispositions of employee stock	—	—	123	—	—	123
Compensation expense related to Management Incentive Plan restricted stock	24,650	1	134	—	—	135
Return of $5.00 one-time cash dividend for 6,044 shares of unvested restricted stock that was forfeited	—	—	30	—	—	30
Treasury Shares from forfeiture of 4,332 shares of unvested restricted stock	4,332	—	—	—	—	—
Stock compensation expense	—	—	1,122	—	—	1,122
Issuances of Common Shares under Employee Stock Purchase Plan	15,586	—	86	—	—	86
Net loss	—	—	—	—	(36,677)	(36,677)

Balances at December 31, 2004	55,028,902	1,837	78,713	(33,791)	56,048	102,807

Sales of Common Shares pursuant to exercises of stock options at an average price of $1.75 cash per share	39,300	2	67	—	—	69
Tax benefit from dispositions of employee stock	—	—	61	—	—	61
Compensation expense related to Management Incentive Plan restricted stock	12,918	—	4	—	—	4
Stock compensation expense	—	—	768	—	—	768
Net loss	—	—	—	—	(22,753)	(22,753)

Balances at December 31, 2005	55,081,120	1,839	79,613	(33,791)	33,295	80,956

Cumulative effect of adjustment from the adoption of SAB No. 108	—	—	—	—	9,536	9,536
Sales of Common Shares pursuant to exercises of stock options at an average price of $1.89 cash per share	226,150	7	423	—	—	430
Tax benefit from dispositions of employee stock	—	—	21	—	—	21
Treasury Shares issued of 2,857,722 in connection with the acquisition of CSCI, Inc.	—	—	(21,129)	28,129	—	7,000
Stock compensation expense	—	—	707	—	—	707
Net loss	—	—	—	—	(8,843)	(8,843)

Balances at December 31, 2006	55,307,270	$1,846	$59,635	$(5,662)	$33,988	$89,807

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(8,843)	$(22,753)	$(36,677)
Adjustments to Reconcile Net Loss to Net Cash used in Operations:
Depreciation and amortization	4,542	7,094	8,734
Deferred income tax (benefit) provision	(4,803)	(1,337)	5,253
Non-cash inventory write-offs	6	949	—
Net gain on sale of ByteTaxi, Inc.	(272)	(1,158)	—
Stock-related compensation expense	707	772	1,257
(Gain) loss on fixed assets and other assets and temporary investment amortization	(706)	20	(329)
Goodwill impairment charges	8,728	—	5,172
Bad debt charge (credit)	267	(312)	(314)
Non-cash restructuring charges	77	438	427
Tax benefit from dispositions of employee stock	—	61	123
Changes in Assets and Liabilities (net of effects of disposition and acquisition):
Trade receivables	(279)	2,223	6,784
Inventories	(14,980)	2,864	(7,600)
Other current assets	1,604	1,978	508
Accounts payable	(593)	296	(2,834)
Other current liabilities	(6,012)	(15,448)	(12,008)
Accrued restructuring charges	(2,533)	(284)	(3,724)
Restricted cash	168	(256)	200
Income taxes	(30)	(1,095)	(2,867)

Net Cash Used in Operating Activities	(22,952)	(25,948)	(37,895)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,906)	(1,421)	(10,695)
Purchases of temporary investments	(17,080)	(41,266)	(221,544)
Sales of temporary investments	30,856	33,914	250,238
Proceeds from sale of Digital Capture Technology assets	—	—	1,197
Purchase of ByteTaxi, Inc. (net of $171,000 cash)	—	(44)	—
Purchase of CSCI, Inc. (net of $183,000 cash)	(4,339)	—	—
Proceeds from sale of ByteTaxi, Inc. (net of $155,000 cash in 2005)	446	2,290	—
Proceeds from sale of assets	191	745	101
Net change in other assets and other liabilities	7	(660)	(806)

Net Cash Provided by (Used in) Investing Activities	8,175	(6,442)	18,491

Cash Flows from Financing Activities:
Forfeiture of cash dividend	—	—	30
Proceeds from sales of Common Stock	430	69	186
Tax benefit from dispositions of employee stock	21	—	—
Payments on long-term debt	—	(139)	—

Net Cash Provided by (Used in) Financing Activities	451	(70)	216

Net Decrease in Cash and Cash Equivalents	(14,326)	(32,460)	(19,188)
Cash and Cash Equivalents at Beginning of Year	70,943	103,403	122,591

Cash and Cash Equivalents at End of Year	$56,617	$70,943	$103,403

Non-Cash Investing and Financing Activities:
Issuance of treasury stock in CSCI, Inc. acquisition	$7,000	$—	$—

SAB 108 adjustment	$9,536	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

We design and market products that help our customers protect, secure, capture and share their valuable digital information. Our principal products include magnetic drives and disks marketed under the REV® and Zip® trademarks, portable, desktop, minimax and network hard disk drives (“HDD”) and Networked Attached Storage (NAS) servers. OfficeScreen® services, Iomega’s managed security services for small and medium business (“SMBs”), features industry-leading firewall/VPN (virtual private network), SSL (secure socket layer) VPN and IPSec bundles that create secure wide area networks that connect remote offices and workers to applications and data at their company’s headquarters, while countering security threats from hackers, worms and viruses across a company’s entire network. We also sell optical drives marketed under the Iomega CD-RW and Iomega DVD rewritable trademarks and Iomega Micro MiniTM USB flash drives, Iomega Floppy USB drives and various software titles.

Retail outlets for our products include computer superstores, consumer electronic superstores, mail order direct marketing resellers (“DMRs”) (formerly referred to as catalogs), office supply superstores, specialty computer stores and online vendors. We sell our products directly to retail channels as well as indirectly through distributors. In addition, we have sales relationships with a variety of companies within the computer and consumer electronics industries. These relationships include arrangements with original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”) that provide for certain of our products to be resold on a stand-alone basis or incorporated, as an option, in new computers and other systems at the time of purchase. We also sell our products through our website, www.iomega.com.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to, revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and tax contingencies, and impairment of goodwill. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ notes to consolidated financial statements to conform to the current year’s presentation. Our business segment presentation has been changed to reflect how we currently evaluate our business. All prior year business segment information has been restated to be consistent with the current year presentation and these reclassifications are discussed in Note 14.

Revenue Recognition

We recognize revenue based on the criteria in the SEC’s Staff Accounting Bulletin (“SAB”) 104. These criteria are that revenue should be recognized when there is: 1) persuasive evidence of an arrangement with the buyer, 2) delivery has occurred or the services have been rendered, 3) the selling price is fixed and determinable and 4) collectibility is reasonably assured.

Our customers include OEMs, retailers, distributors, VARs, DMRs, and end users. Typically, retail and distribution customer agreements have provisions that allow the customer to return product under certain conditions within specified time periods. The reserves for estimated returns are calculated by reviewing historical return rates on a product-by-product basis and then applying that return rate to the most recent three months of shipments on a product-by-product basis. Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer. We have established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in our consolidated financial statements. The reserves for estimated returns totaled $1.8 million at December 31, 2006 and $1.6 million at December 31, 2005.

In addition to reserves for estimated returns, we defer recognition of sales on estimated excess inventory in the distribution, retail and DMR channels. For this purpose, excess inventory is the amount of inventory that exceeds the channel’s four-week requirement as estimated by us. OEM and VAR customers are not considered to have excess inventory, as they usually do not carry more than four weeks of inventory. The distribution, retail and DMR channel’s four-week requirement is estimated based on inventory and sell-through amounts reported to us by our key customers in each channel, who make up the substantial majority of our sales in these channels. No adjustment is made for those customers that do not report inventory and sell-through information. We defer estimated sales and cost of sales associated with estimated excess channel inventory in our consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The table below shows the deferred sales and related cost of sales associated with estimated excess channel inventory.

	December 31,
	2006	2005
	(In thousands)
Deferred revenue	$7,890	$12,708
Deferred cost of sales	(5,080)	(7,472)

Margin on estimated channel inventory	$2,810	$5,236

Additionally, we bundle various extended service plans with selected Network Attached Storage (“NAS”) servers and sell additional NAS and REV extended service plans on a stand-alone basis. The service periods of the extended service plans are up to five years, with the vast majority of the plans being for three years. We defer sales of extended service plans and recognize the sales ratably over the respective life of the service plan at the earlier of the extended service plan being registered with us by the end-user or three months after the service plan was sold into the channel. The bundled extended service plans are deferred based on the stand-alone sales price. The related costs of servicing these plans are expensed as incurred as we are charged per service call, thus there is no deferral of cost associated with the extended service plans.

The components of “margin on deferred revenue” in our consolidated balance sheets are as follows:

	December 31,
	2006	2005
	(In thousands)
Margin on estimated excess channel inventory	$2,810	$5,236
Deferred extended service plans	2,087	1,914

Margin on deferred revenue	$4,897	$7,150

We also sell software that is embedded or bundled with some of our drive products, as well as some software titles that are downloaded from our website. Sales from the software embedded or bundled with drive products, less reserves for estimated returns, are recognized upon shipment to the customer. Sales from software that is downloaded from our website are recognized at the time of the download. The software sold by us does not contain multiple elements. Our software sales are immaterial.

With the acquisition of CSCI, Inc. (“CSCI”), we sell multiple year service contracts to customers for managed services. The majority of the contracts are billed monthly so it is not necessary to defer sales. To the extent that we bill in advance of the service, we defer the revenue and recognize the revenue over the service period of the contract.

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

Reserves for volume and other rebates and price protection totaled $9.2 million at December 31, 2006 and $11.4 million at December 31, 2005 and are netted against trade receivables in our consolidated balance sheets.

License and Patent Fee Income

License and patent fee income totaling $1.1 million for the year ended December 31, 2006 was recognized for the sale of certain patents and $1.3 million for the year ended December 31, 2005 was recognized from two intellectual property license agreements, one entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005.

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

During 2004, we entered into a separate license agreement regarding certain disk controller technology. The license terms included the payment of $1.0 million to us. This license agreement calls for royalties to be paid on future products, if such products are sold.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

We use forward contracts to hedge those net assets and liabilities that, when re-measured according to accounting principles generally accepted in the United States of America, impact our consolidated statements of operations. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or anticipated currency exposure, not for speculation or trading purposes. The forward contracts are in European currencies. We enter into contracts throughout the month as necessary. These contracts normally have maturities that do not exceed 40 days. See Note 7.

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

Restricted Cash

We had restricted cash of $0.1 million at December 31, 2006 related to a rental deposit and $0.3 million at December 31, 2005 of which $0.2 million related to a rental deposit and $0.1 million to cover a Custom’s guarantee for value added taxes (“VAT”). This cash is reported separately as “restricted cash” in our consolidated balance sheets.

Temporary Investments

Investments purchased with maturities in excess of three months are classified as temporary investments. None of our temporary investments have an effective maturity greater than 24 months and at December 31, 2006 and 2005, the average duration of our temporary investments was less than 18 months. At December 31, 2006, we had debt security investments of $3.7 million that will mature within one year and $7.7 million that will mature in more than one year but less than two years. We seek to minimize our credit risk associated with temporary investments by purchasing investment grade, liquid securities. We have classified all of our temporary investments as available-for-sale securities.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The carrying value of the various financial investments (which approximates fair value) that comprise our cash, cash equivalents and temporary investments are as follows:

	December 31,
	2006	2005
	(In thousands)
Cash and Cash Equivalents:
Cash	$41,669	$29,898
Corporate obligations	14,948	33,459
Money market funds	—	7,586

Total Cash and Cash Equivalents	$56,617	$70,943

Temporary Investments:
U.S. treasuries	$7,739	$17,099
U.S. agencies	—	1,002
Certificates of deposit	—	1,000
Corporate obligations	3,704	5,699

Total Temporary Investments	$11,443	$24,800

At both December 31, 2006 and 2005, our temporary investments, that were in an unrealized loss positions, represented an immaterial amount.

Allowance for Doubtful Accounts

We record our trade receivables at sales value and establish a non-specific allowance for estimated doubtful accounts by applying specified percentages to the different receivable aging categories based upon our historical experience. The percentage applied against the aging categories increases as the accounts become further past due. Accounts in excess of 180 days past due are fully reserved. In addition, specific reserves are established for specific customer accounts as collection problems become known or occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by us based on the following assumptions/variables: customer’s financial position, age of the customer’s receivable and changes in payment schedules. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts whether due to insolvency, settlement or disputes.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2006	2005
	(In thousands)
Raw materials	$1,891	$1,942
Finished goods	40,702	25,590

	$42,593	$27,532

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

Property and Equipment

Purchases of property and equipment are recorded at cost and major improvements are capitalized. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets as well as the related accumulated depreciation and amortization accounts; and the net resulting gain or loss is included in “net impairment charges”, “cost of sales”, “research and development” or “selling, general and administrative” in our consolidated statements of operations depending on the nature of the asset. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property.

Category	Estimated Useful Lives	Net Book Value at December 31, 2006
		(In thousands)
Machinery and equipment	2-5 years	$5,397
Leasehold improvements	5 years	605
Furniture and fixtures	10 years	448
Unfinished property and equipment		103

		$6,553

Fixed asset reserves are established for those assets that are considered impaired or if a commitment has been made for the removal of a fixed asset. These reserves are included with “accumulated depreciation and amortization” in our consolidated balance sheets.

The carrying amounts of fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the asset (see Notes 4 and 6 for more detail).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Goodwill

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS 142”), goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. We have performed the impairment test required under SFAS 142 and have determined that our goodwill associated with the Zip product line, was impaired at December 31, 2006. This test compared our Zip specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. The estimated discounted, future cash flows were not adequate to cover the carrying value of Zip goodwill as of December 31, 2006. As a result, impairment charges of $8.7 million were recorded as a separate component of operating expenses for the year ended December 31, 2006. We also anticipate additional non-cash, goodwill impairment charges during 2007 as the expected future Zip cash flows continue to decline.

Intangible Assets

Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the assets and are subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

At December 31, 2006, we had intangible assets of approximately $1.0 million, which include the OfficeScreen Trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition. The remaining estimated useful lives for our intangible assets are approximately 4.6 years for the OfficeScreen technology and customer and vendor relationships and approximately 9.6 years for the OfficeScreen Trade name.

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

Advertising

We expense the cost of advertising as it is incurred, except cooperative advertising or MDF with distributors and retailers, which are accrued at the time of sale. We incurred advertising expenses totaling $2.3 million for 2006, $8.8 million for 2005 and $14.0 million for 2004.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Shipping and Handling Costs

We record, as cost of sales, shipping and handling costs incurred in shipping product to our customers.

Restructuring Charges

Our third quarter 2001 restructuring charges were recorded under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 states that restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and we have the ability to reasonably estimate costs. Estimated amounts for severance and benefits were accrued once the potentially affected employees had been notified of the termination and severance benefits had been communicated. We revised some of our estimates for the third quarter 2001 restructuring actions during 2006, 2005, 2004, 2003 and 2002 under the guidance provided by EITF 94-3 (see Note 6 for more detail).

Our 2006, 2005, 2004 and 2003 restructuring charges were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Thus, amounts for severance and benefits are accrued once the affected employees have been notified of the termination, severance benefits have been communicated and the employee will not be retained more than 60 days after the notification date. For those employees on transition who will remain with us beyond 60 days after their notification date, we calculate their estimated severance costs and record this liability ratably over the remaining service period. We record the liability for contract termination costs once the contract has been terminated or we cease receiving any benefit from the contract. In the case of leased property, once we have exited the facility and are no longer receiving any benefit from the lease, we record a liability for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the lease. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed.

Other Accrued Liabilities

Other accrued liabilities includes accruals for royalties, forward foreign exchange contracts, self-insurance liabilities, litigation, professional fees, value added taxes (“VAT”), sales and other taxes and other miscellaneous liabilities.

Stock Compensation Expense

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Our consolidated statements of operations included $0.7 million, $0.8 million and $1.1 million of compensation expense related to stock-based compensation plans for the years ended December 31, 2006, 2005 and 2004, respectively.

Valuation and Amortization. We use the Black-Scholes option-pricing model to estimate the fair value of each option grant on the date of grant or modification. We amortize the fair value on an accelerated method for recognizing stock compensation expense over the vesting period of the option.

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

Forfeitures. SFAS 123r requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. In calculating the forfeiture rates used in the Black-Scholes option-valuation model, we have excluded options that were significantly out of the money, primarily because they relate to older, fully vested awards. During the first quarter of 2006, we reduced our stock-based compensation by $0.1 million due to a change in the estimated forfeiture rate as required by SFAS 123r. The $0.1 million reduction of the stock-based compensation cost did not have a material impact on the basic and diluted earnings per share calculation.

The fair value of each stock option grant made during 2006 was estimated on the grant date using the Black-Scholes model using the following weighted-average assumptions consistent with the requirements of SFAS 123r.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The following table sets forth the fair value per share information, including related assumptions, used to determine compensation cost.

	Years Ended December 31,
Assumption	2006	2005	2004
Expected stock price volatility	42%	44%	48%
Risk-free interest rate	4.60%	3.99%	3.23%
Expected dividends	zero	zero	zero
Expected average life of options	3.90 years	3.40 years	3.40 years
Forfeiture rate	27%	18%	18%

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. In years where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for all of the years reported, thus there was no dilution, as all outstanding options were considered anti-dilutive. We had no securities that were considered dilutive for these three years.

The table below shows the number of outstanding options in each year that had an exercise price greater than the average market price of the Common Shares (out of the money options) for the four preceding quarters as well as the number of Management Incentive Plan (“MIP”) restricted shares that were not vested.

	December 31,
	2006	2005	2004
Out of the money options	758,277	1,315,614	739,622
Unvested MIP restricted shares	—	—	12,918

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Changes in our warranty liability during 2006 and 2005 were as follows:

	Years Ended December 31,
	2006	2005
	(In thousands)
Balance at beginning of year	$4,973	$5,537
Accruals/additions	4,858	6,370
Claims	(5,255)	(6,934)

Balance at end of year	$4,576	$4,973

Guarantees

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

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which amends SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this new standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not anticipate the adoption of FIN 48 to have a material impact on our financial results.

On September 13, 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement was effective for fiscal years ending after November 15, 2006. As a result of adopting SAB 108, we reduced other accrued liabilities and increased retained earnings by $9.5 million related to excess tax contingency reserves. There was no impact on net income or cash flow.

On September 15, 2006, the FASB issued SFAS Statement No. 157 “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February of 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial results.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisition

On August 11, 2006, we acquired all of the outstanding shares of CSCI in exchange for $4.5 million in cash (less certain closing costs paid by CSCI) and a total of 2,857,722 shares of Iomega Common Stock (treasury stock) equivalent to $7.0 million. The acquisition of CSCI allows us to expand our offerings to the small- and medium-sized businesses who we currently market our hardware products. We believe that a combination of our strong brand name, being a more established company in the SMB market and our customer channels, coupled with CSCI’s OfficeScreen managed services and their established telco channel, will create a synergy that provides an opportunity to diversify our business. We believe that the managed services area is growing and we were willing to pay a premium for the OfficeScreen technology. Because the underlying OfficeScreen technology is not proprietary, it was assigned a low value for purposes of the valuation. There was also a premium paid to acquire an existing managed service business versus building a managed service business from the ground up. Accordingly, we paid a significant premium over the estimated fair value of the tangible and intangible assets, which resulted in goodwill being recorded in the amount of $9.5 million.

The acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. Goodwill of $9.5 million was recorded, of which $8.8 million is deductible for tax purposes. The valuation of assets and liabilities has been determined and the purchase price was allocated as follows:

(In thousands)
Trade receivables	$964
Other receivables	589
Inventory	86
Other current assets	7
Property and equipment	81
Amortizable intangible assets	1,127
Goodwill	9,488
Accounts payable	(198)
Other liabilities	(805)

Total purchase price – net of cash acquired	$11,339

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisition (Continued)

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and CSCI, Inc. as if the acquisition had occurred at January 1, 2006 and January 1, 2005. Our results for the year ended December 31, 2006 include the results of CSCI, Inc. from the acquisition date. Our pro forma results presented below for the years ended December 31, 2006 and December 31, 2005 include our historical results and the historical results of CSCI, Inc. for the comparable periods prior to the acquisition on August 11, 2006. The unaudited pro forma financial information below is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our statutory tax rate.

	Years Ended December 31,
	2006 (Unaudited)	2005 (Unaudited)
	(In thousands)
Sales	$235,062	$272,070

Net loss from continuing operations, net of tax	$(11,477)	$(24,476)

Net income (loss)	$(9,167)	$(23,590)

Net income (loss) per basic share	$(0.17)	$(0.44)

Net income (loss) per diluted share	$(0.17)	$(0.44)

(3) ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations

In the first quarter of 2005, we acquired a 10% ownership interest in ByteTaxi, Inc. (“ByteTaxi”), a start-up software development company, with an option to purchase up to 29% of the company. Under the agreement, we received exclusive license rights to certain products, including ByteTaxi’s FolderShareTM software. Because we were the primary beneficiary of ByteTaxi’s operations, we were required to consolidate ByteTaxi’s operations under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). While consolidated under FIN 46, ByteTaxi was reported under the CSS product segment.

During the fourth quarter of 2005, we reached an agreement to sell our investment in ByteTaxi. Specifically, on October 28, 2005, Iomega, ByteTaxi and certain major shareholders of ByteTaxi entered into a Termination Agreement, under which we would receive a total of $2.9 million (payable as described below) in return for the sale of our equity ownership of ByteTaxi and termination of our distribution rights to FolderShareTM software. This Agreement was part of a larger series of transactions whereby Microsoft Corporation purchased all of the stock of ByteTaxi. We received a cash payment of $2.4 million on October 28, 2005 and the remaining funds were to be paid during the fourth quarter of 2006, subject to the satisfaction of certain escrow and indemnity terms. The escrow and indemnity provisions related to customary representations and warranties by selling shareholders relating to title, intellectual property issues, tax liabilities or other post-closing adjustments.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations (Continued)

During the fourth quarter of 2006, we received the final payment of $0.4 million from an escrow account related to the sale of Iomega’s equity interest in ByteTaxi. This is presented on the consolidated statements of operations as income from discontinued operations, net of taxes, of $0.3 million.

Upon the sale of our ownership interest in ByteTaxi, we ceased to be the primary beneficiary of ByteTaxi’s operations. Consequently, ByteTaxi has been deconsolidated at December 31, 2005, as per FIN 46. Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the sale of ByteTaxi was treated as a discontinued operation. Therefore, the losses from discontinued operations of ByteTaxi for the nine months ended October 2, 2005 and the gain relating to the sale of ByteTaxi have been reported under the discontinued operations section of our consolidated statement of operations.

The ByteTaxi losses from discontinued operations during 2005 and related taxes are presented as follows:

Description	Amount	Original Financial Statement Line Item
	(In thousands)
Sales	$79	Sales
Sales and marketing costs	(44)	Selling, general, and administrative
Research and development costs	(397)	Research and development

Loss from operations	(362)
Other income and expense	(6)

Loss before taxes	(368)

Tax benefit	140	Income taxes

Net loss	$(228)

(4) DCT Program License Agreement, Impairment Charges and Related Asset Sales

DCT technology was a small form factor flexible media technology previously developed by us. In 2004, we undertook an analysis and objective evaluation of the market environment in which the DCT technology would compete and decided not to proceed with the DCT development: rather, we would seek to license the technology. As part of the wind down activities during the third quarter of 2004, we determined that fixed assets related solely to the DCT technology were impaired and thus during 2004 recorded, as cost of sales, $4.5 million of impairment charges. These $4.5 million of charges were attributable entirely to the Other Products business segment. The fair value of the assets was determined based on industry knowledge and from the disposition of similar assets in the past. During 2004, we also recorded $0.5 million of other charges for cancelled commitments, comprised primarily of supplier claims, for equipment and parts that had been committed to by our suppliers as well as second tier suppliers.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property. The license agreement terms included an upfront cash payment of $10.5 million to us and an additional $3.5 million cash payment to us at a later date based upon the licensee’s commercialization date of the technology, but no later than November 2007. Further, the license agreement calls for potential royalties to be paid on any future products utilizing the technology up to $11.0 million; work on certain products has been suspended that would utilize the technology, so potential royalties from that transaction are unlikely. The $10.5 million was reflected as a benefit to operating expenses on the consolidated statement of

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) DCT Program License Agreement, Impairment Charges and Related Asset Sales (Continued)

operations under the caption, “license and patent fee income”, as the cash had been received and we have fulfilled all of our obligations related to that payment. We will not recognize the $3.5 million in our financial statements until the related cash payment is received. There is no guarantee that we will receive any future payments from this transaction.

During the license agreement negotiations, we also entered into other agreements, including the sale of various fixed assets, primarily testing equipment and miscellaneous engineering equipment that we had used as part of the DCT Program. We received $1.2 million of cash for these assets resulting in a gain of $1.1 million. The breakout of the gain between “cost of sales” and “research and development” was determined based upon where the initial expense to purchase the respective assets was recorded. All of these charges and gains were reflected in the Other Products business segment.

A breakdown of the DCT Program license fees, impairment and other charges incurred during 2004 is included in the table below.

Description	Amount	Financial Statement Line Item
	(In thousands)
License fees	$10,500	License and patent fee income
Fixed asset impairments	(4,488)	Cost of sales
Gain from sale of DCT assets	613	Cost of sales
Gain from sale of DCT assets	543	Research and development
Other charges (primarily supplier claims)	(527)	Cost of sales

Net DCT gain	$6,641

Statement of Operations Breakout:
Cost of sales	$(4,402)

Research and development	543

License and patent fee income	10,500

Net DCT gain	$6,641

(5) Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
U.S.	$(16,188)	$(26,857)	$(32,566)
Non-U.S.	4,797	2,229	852

	$(11,391)	$(24,628)	$(31,714)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

The benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current Income Taxes:
U.S. State	$59	$—	$(878)
Non-U.S.	(2,727)	(933)	(1,546)

	(2,668)	(933)	(2,424)

Deferred Income Taxes:
U.S. Federal	3,792	8,107	20,167
U.S. State	(155)	1,042	2,390
Non-U.S.	(4,967)	1,036	(3,865)

	(1,330)	10,185	18,692

Total current and deferred income taxes	(3,998)	9,252	16,268
Decrease (increase) in valuation allowance	6,274	(8,307)	(21,231)

Benefit (provision) for income taxes	$2,276	$945	$(4,963)

The differences between the benefit (provision) for income taxes from continuing operations at the U.S. statutory rate and the actual benefit (provision) recorded by us are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Benefit at U.S. statutory rate	$3,986	$8,620	$11,100
Permanent book to tax adjustment items	(26)	(47)	(139)
State income taxes, net of federal effect	(205)	1,042	1,269
Foreign income taxes	1,006	863	(9,273)
Reversal of permanently invested earnings	(1,595)	(660)	—
Foreign tax credits	1,657	(255)	9,273
Research credits	36	108	646
True-up to deferred tax assets	—	(472)	—
True-up to taxes payable	11	—	—
(Increase) release of foreign tax accruals	(492)	66	2,767
Increase in state NOL deferred tax asset resulting from completion of IRS audit	—	—	1,009
Expired foreign NOLs	(8,406)	—	(446)
Other	30	(13)	62

	(3,998)	9,252	16,268
Decrease (increase) in valuation allowance	6,274	(8,307)	(21,231)

Benefit (provision) for income taxes	$2,276	$945	$(4,963)

NOL(s) = Net operating loss carryforward(s)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

The realizability of the net deferred tax assets is evaluated quarterly in accordance with SFAS 109, which requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2006, we recorded a $6.3 million decrease in the valuation allowance resulting primarily from decreases in deferred tax assets and partially offset by decreases in deferred tax liabilities. Included in the $6.3 million decrease in the valuation allowance was a $15.9 million decreased valuation allowance resulting from decreases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses. This decrease was partially offset by an increase in the valuation allowance as the result of decreases in the deferred tax liabilities of $9.6 million related to a decrease in the pool of unrepatriated foreign earnings.

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

We have recorded tax contingencies related to items in various countries, which are included in “tax contingency reserves” and in “deferred income taxes” in our consolidated balance sheets. These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded. The amount included in “tax contingency reserves” at December 31, 2006 and December 31, 2005 related to such tax contingencies was $4.3 million and $13.7 million, respectively. We reversed tax contingencies of $9.5 million in 2006 to retained earnings in accordance with SAB 108 related to foreign tax contingencies (see Note 15). We recorded tax contingencies of $0.2 million in 2006 to the “benefit (provision) for income taxes” to accrue interest on foreign contingencies. We reversed tax contingencies of $0.2 million in 2005 to the “benefit (provision) for income taxes”, due to the completion of a tax authority exam without adjustment.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

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

	December 31,
	2006	2005
	(In thousands)
Deferred Tax Assets (Liabilities):
Current Deferred Tax Assets:
Trade receivable reserves	$3,435	$3,498
Inventory reserves	355	2,052
Accrued expense reserves	6,187	8,281
Other	37	37

Total current deferred tax assets	10,014	13,868

Non-Current Deferred Tax Assets:
Fixed asset reserves	110	253
Tax credit carryforwards	35,140	37,587
Accelerated depreciation and amortization	4,268	4,739
U.S. and foreign loss carryforwards	10,178	19,406
Other	1,765	1,489

Total non-current deferred tax assets	51,461	63,474

Total deferred tax assets	61,475	77,342

Non-Current Deferred Tax Liabilities:
Tax on unremitted foreign earnings	(19,654)	(30,742)
Purchased goodwill	(1,251)	(4,560)

Total non-current deferred tax liabilities	(20,905)	(35,302)

Current valuation allowance	(7,267)	(8,345)
Non-current valuation allowance	(40,129)	(45,324)

Net deferred tax liabilities	$(6,826)	$(11,629)

As Reported on the Balance Sheets:
Current deferred tax assets	$2,747	$5,523

Non-current deferred tax liabilities	$(9,573)	$(17,152)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Income Taxes (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards at December 31, 2006.

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$0
State NOLs	10,144	2006 to 2025
Foreign NOLs	4	Indefinite

	$10,148

Tax Credit Deferred Tax Assets:
Foreign tax credits	$23,636	2009 to indefinite
Research credits	10,374	2007 to 2026
Alternative minimum tax credits	1,130	Indefinite

	$35,140

At December 31, 2006, we had no deferred tax assets related to federal NOLs and $10.1 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $254 million in future state tax deductions. The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from our foreign subsidiary.

Cash paid for income taxes and received from refunds is shown in the table below.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash paid for income taxes	$806	$1,014	$3,631
Cash received from tax refunds	189	860	556

The tax benefits associated with the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by less than $0.1 million in 2006, less than $0.1 million in 2005 and $0.1 million in 2004. Such benefits were recorded as an increase to additional paid-in capital in our consolidated balance sheets.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a deduction of 85% of certain foreign earnings that were repatriated, as defined in the AJCA. We elected to not repatriate earnings under this provision.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals

We currently have restructuring reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions.

	December 31,
	2006	2005
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$1,366	$1,434
2003 restructuring actions	6	887
2004 restructuring actions	77	346
2005 restructuring actions	219	1,738
2006 restructuring actions	205	—

Total	$1,873	$4,405

Fixed Asset Reserves:
Third quarter 2001 restructuring actions	$—	$74
2003 restructuring actions	114	117
2004 restructuring actions	—	145
2005 restructuring actions	131	259

Total	$245	$595

During 2001, we recorded $33.1 million (net of a $0.2 million fourth quarter 2001 reversal) related to restructuring actions initiated during the third quarter of 2001.

During 2002, we had a net reversal of $2.4 million of previously recorded restructuring reserves. This $2.4 million net reversal was comprised of $2.0 million related to charges recorded for the 1999 restructuring actions and $0.4 million related to charges recorded for the third quarter 2001 restructuring actions.

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

During 2005, we recorded net restructuring charges of $7.6 million, of which $5.7 million was for restructuring actions initiated during the third quarter of 2005, $0.5 million was for the 2004 restructuring actions, $1.1 million was for the 2003 restructuring actions and $0.3 million was for the third quarter 2001 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

During 2006, we recorded net restructuring charges of $3.5 million which consisted of a $3.0 million net charge for restructuring actions initiated during the first and second quarters of 2006, a $0.1 million net release for the 2005 restructuring actions, a $0.2 million release for the 2004 restructuring actions and a $0.9 million net charge for the third quarter 2001 restructuring actions.

The detail of the third quarter 2001, 2003, 2004, 2005 and 2006 restructuring actions and an update of the current status of each of these actions as of December 31, 2006 follows below.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

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

During the fourth quarter of 2001, the 12 transition employees in the Asia Pacific region were notified that their positions were being terminated, resulting in additional charges of $0.3 million in the fourth quarter of 2001. These employees were identified for termination at September 30, 2001. However, since the employees had not been notified, we did not accrue the severance and benefit costs associated with these individuals in the original third quarter 2001 restructuring charges. Additionally, in the fourth quarter of 2001, $0.7 million of lease termination accruals were reversed due to us unexpectedly locating a tenant for one of the vacated facilities and being released from future rent obligations. In light of prevailing poor economic conditions, we had originally assumed we would not be able to sublease the facility.

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

The Malaysia activities consisted of a workforce reduction of 295 regular employees across almost all business functions, the majority of which were direct labor employees. All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter. This workforce reduction resulted in charges of $0.5 million for severance and outplacement costs, all of which were paid during the third quarter of 2001.

2001 Activity/Changes in Third Quarter 2001 Restructuring Reserves

Remaining restructuring reserves of $8.9 million were included in our accrued restructuring charges and $3.6 million were included in the fixed asset reserves as of December 31, 2001. The third quarter 2001 restructuring charges originally totaled $33.3 million.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Utilization of and other activity relating to the third quarter 2001 restructuring reserves during 2001 are summarized below.

	Original Charges	Utilized		Additions (Reversals)	Balance 12/31/01
Third Quarter 2001 Restructuring Actions		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Severance and benefits (a)	$12,697	$(10,503)	$—	$—	$2,194
Lease cancellations (a)	6,251	(428)	—	—	5,823
Leasehold improvements and furniture (b)	7,227	—	(5,125)	—	2,102
Information technology assets (b)	1,693	—	(477)	—	1,216

	27,868	(10,931)	(5,602)	—	11,335

Asia Pacific Reorganization:
Severance and benefits (a)	850	(1,021)	—	253	82
Lease cancellations (a)	1,106	(347)	—	(691)	68
Leasehold improvements and furniture (b)	636	—	(636)	—	—
Other (a)	38	(38)	—	—	—

	2,630	(1,406)	(636)	(438)	150

Europe Reorganization:
Severance and benefits (a)	1,849	(1,517)	—	—	332
Lease cancellations (a)	182	(49)	—	257	390
Leasehold improvements and furniture (b)	239	—	(4)	—	235
Information technology assets (b)	28	—	(2)	—	26

	2,298	(1,566)	(6)	257	983

Malaysia Workforce Reduction:
Severance and benefits (a)	470	(470)	—	—	—

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

Balance Sheet Breakout:
Accrued restructuring charges (a)	$23,443	$(14,373)	$—	$(181)	$8,889
Fixed asset reserves (b)	9,823	—	(6,244)	—	3,579

	$33,266	$(14,373)	$(6,244)	$(181)	$12,468

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2001, we had terminated the employment of all affected employees, except for those employees offered retention packages into 2002 and vacated all facilities in connection with the third quarter 2001 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $4.6 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2003. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2003 are summarized below.

		Utilized
Third Quarter 2001 Restructuring Actions	Balance 12/31/02	Cash	Non-Cash	Additions (Reversals)	Balance 12/31/03
		(In thousands)
North America Reorganization:
Severance and benefits (a)	$78	$—	$—	$(78)	$—
Lease cancellations (a)	3,194	(1,041)	—	1,121	3,274
Leasehold improvements and furniture (b)	431	—	(132)	—	299

	3,703	(1,041)	(132)	1,043	3,573

Europe Reorganization:
Lease cancellations (a)	727	(333)	—	930	1,324

	$4,430	$(1,374)	$(132)	$1,973	$4,897

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,999	$(1,374)	$—	$1,973	$4,598
Fixed asset reserves (b)	431	—	(132)	—	299

	$4,430	$(1,374)	$(132)	$1,973	$4,897

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $2.2 million were included in our accrued restructuring charges and $0.2 million were included in our fixed asset reserves at December 31, 2004. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2004 are summarized below.

	Balance 12/31/03	Utilized		Additions	Foreign Currency Changes	Balance 12/31/04
Third Quarter 2001 Restructuring Actions		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$3,274	$(1,071)	$—	$—	$—	$2,203
Leasehold improvements and furniture (b)	299	—	(131)	—	—	168

	3,573	(1,071)	(131)	—	—	2,371

Europe Reorganization:
Lease cancellations (a)	1,324	(1,995)	—	676	(3)	2

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

Balance Sheet Breakout:
Accrued restructuring charges (a)	$4,598	$(3,066)	$—	$676	$(3)	$2,205
Fixed asset reserves (b)	299	—	(131)	—	—	168

	$4,897	$(3,066)	$(131)	$676	$(3)	$2,373

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2004, the remaining leasehold improvements were associated with subleased facilities and cannot be disposed of until the subleases expire.

2005 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2005, we recorded an additional $0.3 million for U.S. lease termination costs because of us not being able to locate a subtenant as originally anticipated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.4 million are included in our accrued restructuring charges and $0.1 million are included in our fixed asset reserves at December 31, 2005. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2005 are summarized below.

	Balance 12/31/04	Utilized		Additions (Reversals)	Balance 12/31/05
Third Quarter 2001 Restructuring Actions		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$2,203	$(1,030)	$—	$261	$1,434
Leasehold improvements and furniture (b)	168	—	(94)	—	74

	2,371	(1,030)	(94)	261	1,508

Europe Reorganization:
Lease cancellations (a)	2	—	—	(2)	—

	$2,373	$(1,030)	$(94)	$259	$1,508

Balance Sheet Breakout:
Accrued restructuring charges (a)	$2,205	$(1,030)	$—	$259	$1,434
Fixed asset reserves (b)	168	—	(94)	—	74

	$2,373	$(1,030)	$(94)	$259	$1,508

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2005, the remaining leasehold improvements are associated with subleased facilities and cannot be disposed of until the subleases expire.

2006 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2006, we recorded an additional net $0.9 million for U.S. lease termination costs because of us not being able to locate a subtenant in the timeframe originally anticipated. In January of 2007, we finalized an agreement to assist a company to purchase the building we were leasing and they will occupy the building and release us from our remaining lease obligations. This resulted in an overall $0.6 million cash savings reflected in the release in the below table.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.4 million are included in our accrued restructuring charges at December 31, 2006. Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2006 are summarized below.

	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
Third Quarter 2001 Restructuring Actions		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$1,434	$(947)	$—	$1,500	$(621)	$1,366
Leasehold improvements and furniture (b)	74	—	(72)	—	(2)	—

	$1,508	$(947)	$(72)	$1,500	$(623)	$1,366

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,434	$(947)	$—	$1,500	$(621)	$1,366
Fixed asset reserves (b)	74	—	(72)	—	(2)	—

	$1,508	$(947)	$(72)	$1,500	$(623)	$1,366

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2006, the remaining lease cancellation costs relate to estimated costs associated with subsidizing a buyer of the building and estimated repair costs.

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

Of the $14.5 million recorded for the 2003 restructuring actions, $5.0 million was charged to cost of sales with the remaining $9.5 million being shown as restructuring expenses as a component of operating expenses. The $5.0 million charged to cost of sales included $2.6 million to reimburse a strategic supplier for its restructuring expenses and $2.4 million to exit a third-party Zip disk manufacturing agreement. This $5.0 million was charged to our Zip product segment and the remaining $9.5 million was not allocated to any of our business segments. Of the $14.5 million in restructuring charges, all but the $0.6 million related to excess furniture will be paid in cash. During 2003, we made cash payments of $10.3 million related to these restructuring actions.

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 employees located in North American, $2.1 million related to 31 employees located in Europe and $0.4 million related to 17 employees located in Asia. The worldwide workforce reduction was across all business functions and across all levels of the Company and was in response to our continued sales decline. Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6) Restructuring Charges/Reversals (Continued)

basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004. Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred. Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments. Separation payments were made after the last day of employment and after separation agreements were signed by the employees. The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained on transition into 2004 as defined by SFAS 146.

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

(6) Restructuring Charges/Reversals (Continued)

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

(6) Restructuring Charges/Reversals (Continued)

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

2006 Activity/Changes in 2003 Restructuring Reserves

Remaining restructuring reserves of $0.1 million are included in our fixed asset reserves at December 31, 2006. Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2006 are summarized below.

	Balance 12/31/05	Utilized		Reversals	Balance 12/31/06
2003 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2	$—	$—	$(2)	$—
Lease termination costs (a)	885	(879)	—	—	6
Furniture (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

Balance Sheet Breakout:
Accrued restructuring charges (a)	$887	$(879)	$—	$(2)	$6
Fixed asset reserves (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

The remaining lease cancellation costs are the estimated costs to return the building to the property owner. We anticipate completing the disposal of the furniture in the first quarter of 2007.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

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

At December 31, 2004, the remaining severance and benefits reserves related to the 15 employees who were on transition. Lease payments were being made on a continuous monthly basis, and of these facilities, the last lease expires in 2008.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

2005 Activity/Changes in 2004 Restructuring Reserves

During 2005, we recorded $0.6 million of additional restructuring charges for the 2004 restructuring actions, including $0.4 million of cash charges for severance and benefits for those employees on transition and $0.2 million of cash charges for lease termination costs. Additionally, we released $0.1 million of outplacement reserves because the utilization rate was less than originally expected.

We made an additional $1.7 million of cash payments in 2005 for these restructuring charges, related to severance and benefits and lease commitments, bringing total cash payments related to the 2004 restructuring actions to $3.5 million at December 31, 2005.

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

2006 Activity/Changes in 2004 Restructuring Reserves

During 2006, we recorded $0.2 million of restructuring releases for the 2004 restructuring actions, including $0.1 million for lease termination costs and $0.1 million for furniture due to higher than estimated sales proceeds.

We made additional $0.2 million in cash payments in 2006 for these restructuring charges, related to severance and benefits and lease commitments bringing total cash payments related to the 2004 restructuring actions to $3.7 million at December 31, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.1 million are included in our accrued restructuring charges at December 31, 2006. Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2006 are summarized below.

2004 Restructuring Actions	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
		Cash	Non-Cash
	( In thousands)
Severance and benefits (a)	$—	$(14)	$—	$14	$—	$—
Lease termination costs (a)	346	(194)	—	—	(75)	77
Furniture (b)	145	—	—	—	(145)	—

	$491	$(208)	$—	$14	$(220)	$77

Balance Sheet Breakout:
Accrued restructuring charges (a)	$346	$(208)	$—	$14	$(75)	$77
Fixed asset reserves (b)	145	—	—	—	(145)	—

	$491	$(208)	$—	$14	$(220)	$77

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

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

At December 31, 2005, the remaining severance and benefits reserves are related to employees who were on transition and certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July 2008.

2006 Activity/Changes in 2005 Restructuring Reserves

During 2006, we recorded $0.2 million of restructuring charges for the 2005 restructuring actions for lease cancellation due to our inability to sublease a facility in Texas. This was more than offset by a $0.3 million release of restructuring reserves associated with miscellaneous contract obligations due to negotiating lower settlement amounts and excess severance and benefits.

We made additional cash payments of $1.4 million in 2006 for these restructuring charges, related to severance and benefits and lease commitments. This brings total cash payments related to the 2005 restructuring actions to $4.9 million.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $0.2 million are included in our accrued restructuring charges and $0.1 million are included in fixed asset reserves at December 31, 2006. Utilization of and other activity related to the 2005 restructuring reserves during the year ended December 31, 2006 are summarized below.

2005 Restructuring Actions	Balance 12/31/05	Non-Cash		Additions	Reversals	Balance 12/31/06
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$681	$(616)	$—	$4	$(69)	$—
Contract termination costs (b)	670	(450)	—	—	(220)	—
Lease termination costs (a)	387	(318)	—	150	—	219
Lease related assets (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

Balance Sheet Breakout:
Other current liabilities (a)	$1,738	$(1,384)	$—	$154	$(289)	$219
Fixed asset reserves (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2006, lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July of 2008. We have entered into a sublease agreement on the leased facility that expires in 2008. The lease related assets are being utilized by the tenant who is subleasing the facility.

2006 Restructuring Actions

During 2006, we recorded $3.0 million of net restructuring charges for the 2006 restructuring actions. These charges included $2.7 million of cash charges for severance and benefits for approximately 90 personnel worldwide who were notified during the first and second quarters of 2006 that their positions were being eliminated, $0.2 million of cash charges for miscellaneous contract and lease cancellations and $0.1 million of non-cash charges related to excess furniture, leasehold improvements and other miscellaneous assets. The $3.0 million was shown as restructuring expenses as a component of operating expenses. None of these restructuring charges was allocated to any of our business segments. The restructuring actions were part of an effort to align our cost structure with our expected future revenue levels and to reorganize our Company from a focus on autonomous geographic regions and products to a simplified functional organization.

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 90 impacted personnel worldwide, approximately 20 employees worked on a transition basis into the third quarter of 2006, primarily in Europe due to legal notice requirements.

We have made $2.6 million in cumulative cash payments in 2006 related to the 2006 restructuring actions.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Restructuring Charges/Reversals (Continued)

The breakdown of the 2006 restructuring charges and utilization of and other activity related to the 2006 restructuring reserves during the year ended December 31, 2006 are summarized below.

2006 Restructuring Actions	Original Charges	Utilized		Reversals	Foreign Currency Changes	Balance 12/31/06
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2,969	$(2,568)	$—	$(259)	$(9)	$133
Lease termination costs (a)	119	(58)	—	—	(3)	58
Lease related assets (b)	80	—	(80)	—	—	—
Miscellaneous assets (b)	55	—	(55)	—	—	—
Miscellaneous liabilities (a)	28	(14)	—	—	—	14

	$3,251	$(2,640)	$(135)	$(259)	$(12)	$205

Balance Sheet Breakout:
Other current liabilities (a)	$3,116	$(2,640)	$—	$(259)	$(12)	$205
Fixed asset reserves (b)	135	—	(135)	—	—	—

	$3,251	$(2,640)	$(135)	$(259)	$(12)	$205

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

At December 31, 2006, the remaining severance and benefits reserves relate to certain executives who receive their severance payments on a continuous pay basis. Lease payments are being made on a continuous monthly basis, and of this facility, the lease expires in December of 2007. We have entered into a sublease agreement on the leased facility.

(7) Commitments and Contingencies

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Commitments and Contingencies (Continued)

Lease Commitments

We conduct all of our operations from leased facilities. Aggregate lease commitments under non-cancellable operating leases in effect at December 31, 2006 are as follows:

Years Ending December 31,	Lease Commitments
(In thousands)
2007	$2,331
2008	1,472
2009	53
2010	48
2011	44
Thereafter	28

$3,976

Future lease commitments that are a part of one of the restructuring actions are included in restructuring commitments and are not included in operating leases in the table above. See Note 6 for details. Total rent expense was $2.3 million in 2006, $3.2 million in 2005 and $4.1 million in 2004.

Excess Purchase Commitments

The purchase orders under which we buy many of our components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product. The quantities on the purchase orders are based on forecasted future sales requirements. In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where we have made commitments to purchase products that we do not anticipate utilizing and therefore are considered excess. The accrual for excess purchase commitments also includes liabilities such as cancellation charges or handling fees incurred because of excess supplier inventory or equipment. The accrual for excess purchase commitments totaled $4.0 million at December 31, 2006 and $3.4 million at December 31, 2005.

Guaranteed and Retention Bonuses

As part of the management changes made by the Board of Directors during the first quarter of 2006, certain key executives were offered guaranteed bonuses for 2006. At December 31, 2006, there was $0.5 million accrued for these guaranteed bonuses. These amounts were paid in February of 2007. Additionally, we paid $0.2 million associated with the guaranteed bonus of the CEO in April of 2006, as required under his employment agreement.

In conjunction with our acquisition of CSCI, certain key employees of CSCI were offered retention bonuses to provide an incentive for these individuals to stay with us to assist in the transition of CSCI to Iomega. The agreement provides for 50% of the bonus to be paid if the individual is employed by us in August of 2007 and the remaining 50% of the bonus is to be paid if the individual is employed with us in August of 2008. At December 31, 2006, there was $0.2 million accrued for these bonuses.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Commitments and Contingencies (Continued)

Cash Bonus Plan

We have a management incentive cash bonus plan that provides for payments to officers and key employees based on certain financial and operational objectives, as set annually by the Board of Directors. The operating income targets were not achieved in 2005; therefore, at December 31, 2005, there were no accruals or payments for this plan.

For 2004, we modified both our management incentive bonus plan and profit sharing plan (each plan covered a different group of employees) for the second half of 2004, to have the same goals. Under this modified plan, we had to achieve certain REV sales targets and be profitable from normal operations in the fourth quarter in order for any payments to be made. Neither the profitability objective nor the REV sales targets were achieved; therefore, at December 31, 2004, there were no accruals or payments for either of these two plans.

For 2006, we modified both our management incentive bonus plan and profit sharing plan (each plan covered a different group of employees) for the second half of 2006, to have the same goals. The individuals that were provided the guaranteed and retention bonuses described above were not eligible to participate in these plans. Under this modified management incentive plan, we had to achieve certain profits from normal operations in the second half in order for any payments to be made. This target was achieved and $0.7 million was accrued at December 31, 2006. These amounts were paid in February of 2007.

Profit Sharing Plan

Our profit sharing plan provides for payments to all eligible employees of their share of a pool based on the attainment of certain quarterly financial objectives. The plan has no service time requirements. Employees receive a share of the profit sharing pool based upon their annual salary as a ratio to total annual salaries of all eligible employees. For 2004 and 2006, we modified the profit sharing plan for the second half of 2004 and second half of 2006. Under these modified plans, we had to achieve certain profits from normal operations in the second half in order for any payments to be made. This target was achieved for 2006 and $0.5 million was accrued at December 31, 2006. These amounts were paid in February of 2007.

There were no accruals or payments made under the profit sharing plan for 2005 and 2004.

Management Incentive Plan

In January 2003, our Board of Directors adopted the Management Incentive Plan (the “MIP”) for executives and key employees. Under the MIP, the total pool for the granting of cash awards and/or restricted stock for the 2003 to 2005 plan period (where such period was based on 2002 results) was $4.3 million. Under the provisions of the MIP, participants elected to receive either cash or restricted stock or a combination of the two in 25% increments. Restricted stock was granted based on 75% of the closing price of the Common Stock ten days after the participant received notice of his/her award. For the 2003 to 2005 plan period, 50% of the cash and the restricted stock vested on January 1, 2004 and the remaining 50% vested on January 1, 2005. We made no cash or restricted stock grants under the MIP during 2004 for the 2004 to 2006 plan period (where such period was based on 2003 results). We did not make any cash or restricted stock grants under the MIP for the 2005 to 2007 plan period (where such period was based on 2004 results).

On May 20, 2003, our stockholders approved the restricted stock provisions of the MIP and the reservation of 1,000,000 shares of Common Stock for the restricted stock grants. No restricted stock was granted until stockholder approval was received. At December 31, 2004, we had accrued $1.6 million for the cash payouts

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Commitments and Contingencies (Continued)

and $0.1 million for the vesting of restricted stock. Both the cash and the restricted stock were distributed in January 2005.

On January 1, 2005, in accordance with the plan, following the distribution of the cash and restricted stock awards that vested on January 1, 2005, the MIP terminated.

Forward Exchange Contracts

All forward exchange contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or expected foreign currency exposure, not for speculation or trading purposes. At December 31, 2006, outstanding forward exchange contracts, which matured no later than February of 2007, were as follows (rates are quoted as other currency unit per one United States dollar).

	Notional Amount	Contracted Forward Rate	Month-End Forward Rate
	(buy/(sell))
European Currency Unit	(27,800,000)	0.75816	0.75916
Swiss Franc	(800,000)	1.217297	1.220708

At the end of each month, existing forward exchange contracts are revalued at the month-end forward rate. Our theoretical risk in these transactions is the cost of replacing, at current market rates, these forward exchange contracts in the event of default by the counterparty. At December 31, 2006, there was $0.3 million in current assets and zero in other current liabilities related to forward exchange contracts.

(8) Cash Paid for Interest

Cash paid for interest was less than $0.1 million in 2006, $0.1 million in 2005 and $0.1 million in 2004, including interest on tax payments.

(9) Preferred Stock

We have authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share. Our Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof. At December 31, 2006, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Preferred Stock (Continued)

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

(11) Stock-Based Compensation Plans

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation Plans (Continued)

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

Stock Incentive Plans

We have two stock incentive plans: the 1987 Plan and the 1997 Plan. The 1987 Plan has expired and no further grants may be made under this plan. At December 31, 2006, there are no outstanding options under the 1987 Plan, as any unexercised options were forfeited during 2006. The 1997 Plan provides for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, we were authorized to grant options for up to 4,100,000 shares of Common Stock to our officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan may not be less than 100% of the fair market value at the date of grant; NSOs may be granted with exercise prices below the fair market value of our Common Stock as of the date of grant, subject to certain limitations. The duration of options awarded under these plans may not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which can be granted with a term of up to 11 years. At December 31, 2006, we had reserved 3,660,526 shares of Common Stock pursuant to awards granted or to be granted under these two plans. However the 1997 Plan expired in January of 2007 and no other options may be granted under the plan.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation Plans (Continued)

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under the 1987 and 1997 Plans for the years ended December 31, 2006, 2005 and 2004 at their respective weighted average exercise prices.

	2006		2005		2004
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year	2,885	$4.51	2,441	$6.58	1,760	$10.07
Granted	1,407	2.94	1,782	2.86	1,625	4.68
Exercised	(226)	1.91	(39)	1.81	(53)	2.05
Forfeited	(1,197)	4.85	(1,299)	6.21	(891)	10.28

Outstanding at end of year (1)	2,869	3.83	2,885	4.51	2,441	6.58

Options exercisable at year-end	735	6.08	848	7.27	937	9.65
Weighted average fair value of options granted during the year		$1.49		$1.02		$1.66

(1)	The weighted average exercise prices of all stock options outstanding include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1997 and 1987 Plans.

The number of shares available for future grant under the 1997 Plan totaled 791,652 at December 31, 2006 and 979,300 at December 31, 2005; however, this Plan expired in January 2007. We expect to present a new Plan to our shareholders for approval at our 2007 Annual Shareholders Meeting.

Director Stock Option Plans

We have the 1995 Director Plan (which was amended during 1997 and 1998) and a 2005 Director Stock Option Plan (the “2005 Director Plan”), which was approved at the 2005 Annual Shareholders Meeting. The 1995 Director Plan expired on April 25, 2005 and no further options may be granted under this plan; however, all outstanding options under the 1995 Director Plan remain in effect. The 2005 Director Plan was approved by our shareholders to replace the 1995 Director Plan. Upon approval of the 2005 Director Plan, an adjustment grant of 10,000 options was automatically made to each individual who served as Director immediately prior to and immediately following the 2005 Annual Shareholders Meeting. Under the 2005 Director Plan, we may grant options for up to 500,000 shares of Common Stock. The 2005 Director Plan provides for the grant to each non-employee Director, on his or her initial election as a Director, an option to purchase 20,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Shareholder Meeting beginning with the 2006 Annual Shareholder Meeting provided such optionee has been a Director for the preceding six months. All options granted under these plans are NSOs. All options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of our Company. Under these plans, the exercise price per share of the option is equal to the fair market value of our Common Stock on the date of grant of the option. Any options granted under these plans must be exercised no later than ten years from the date of grant. At December 31, 2006, we had reserved 566,005 shares of Common Stock for issuance upon exercise of options granted or to be granted under these plans.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation Plans (Continued)

The following table presents the options granted, exercised and forfeited under the 1995 and 2005 Director Plans for the years ended December 31, 2006, 2005 and 2004 at their respective weighted average exercise prices.

	2006		2005		2004
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of year (1)	143	$7.12	81	$10.69	74	$17.16
Granted	65	3.21	62	2.44	34	5.60
Exercised	—	—	—	—	—	—
Forfeited	(17)	16.66	—		(27)	11.07

Outstanding at end of year (1)	191	4.94	143	7.12	81	10.69

Options exercisable at year-end	57	8.61	47	13.88	33	16.26
Weighted average fair value of options granted during the year		$1.68		$0.88		$2.27

(1)	The weighted average exercise price of all stock options outstanding include the effects of the $5.00 per share adjustment to stock options that were outstanding under the 1995 Director Plan.

The total number of shares available for future grant under the 2005 Director Plan was 375,000 at December 31, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Stock-Based Compensation Plans (Continued)

The following table summarizes information about awards outstanding under all stock option plans at December 31, 2006.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000’s) Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s) Exercisable at 12/31/06	Weighted Average Exercise Price
$0.03 to $2.74	407	8.4 years	$2.40	100	$2.32
$2.75 to $2.75	525	9.2 years	2.75	50	2.75
$2.80 to $2.92	835	9.3 years	2.87	113	2.92
$3.05 to $3.43	534	9.2 years	3.23	72	3.20
$3.55 to $4.69	514	7.7 years	4.55	228	4.67
$5.31 to $41.25	245	3.9 years	12.53	229	12.95

	3,060	8.4 years	3.90	792	6.26

We defined “in-the-money” options at December 31, 2006 as options that had exercise prices that were lower than the $3.47 average closing market price of our Common Stock for the year ended December 31, 2006. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated by taking the difference between the exercise price of the underlying options and the market price of our Common Stock for the shares that were in-the-money at that date. There were 2,305,002 in-the-money options exercisable at December 31, 2006. The aggregate intrinsic value of options outstanding at December 31, 2006 was $1.4 million while the aggregate intrinsic value of options exercisable at December 31, 2006 was $0.2 million. The weighted average remaining contractual term of options exercisable is 6.7 years. At December 31, 2006, options which vested during the year totaled 1,229,288 and had a total fair value of $0.3 million.

Our total net share-based compensation expense for stock options was $0.7 million for the year ended December 31, 2006. The total tax benefit related to this share-based compensation was immaterial for the year ended December 31, 2006. The total net share-based compensation expense for the year ended December 31, 2006 was recorded in selling, general and administrative expenses in the consolidated statement of operations.

At December 31, 2006, there was $2.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures. We expect to recognize those costs over a weighted average period of 3.9 years.

Cash received from option exercises under all share-based payment arrangements was approximately $0.4 million for the year ended December 31, 2006. The actual tax benefits that we realized as tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements were immaterial for the year ended December 31, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Retirement Plan

The Iomega Retirement and Investment Savings Plan (the “IRIS Plan”) includes 100% employer matching contributions for the first $750 contributed by the employee and after the first $750, matching $0.60 of every dollar contributed up to 8% of employees’ eligible contributions. Also part of the plan is a two-year cliff-vesting schedule, meaning that an employee is fully vested in their employer match after two years of service. The IRIS Plan provides for a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS. The discretionary performance match is based on Company profitability goals, with the match percentage, if any, determined annually by our Board of Directors. The IRIS Plan permits eligible employees to make tax deferred investments through payroll deductions. The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 (“ERISA”). Under the terms of the IRIS Plan, all employee contributions are immediately vested in full. We contributed approximately $0.6 million in 2006, $1.0 million in 2005 and $1.4 million in 2004 to the IRIS Plan; however, no discretionary performance match contributions were made in any of these periods.

(13) Nonqualified Deferred Compensation Plan

Beginning in 1998, we offered a nonqualified deferred compensation plan to a select group of management and highly compensated employees that provided the opportunity to defer a specified percentage of their cash compensation. Participants were permitted to defer up to 50% of annual base salary and up to 100% of cash bonuses. Our obligations under this plan were unfunded, for tax purposes and for purposes of Title I of ERISA, and unsecured general obligations by us to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant, during the deferral period. At December 31, 2005, no compensation had been deferred under the plan. At December 31, 2004, $0.3 million of compensation had been deferred under this plan. This plan was terminated on July 19, 2005.

(14) Business Segment Information

We have six reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments
Consumer Products	1. Consumer Storage Solutions
2. Zip Products

Business Products	3. REV Products
4. Network Storage Systems
5. Services

Other Products	6. Other Products

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Business Segment Information (Continued)

Consumer Products

Our Consumer Products category is comprised of the Consumer Storage Solutions (“CSS”) segment and the Zip Products segment.

Our CSS segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives, Micro Mini USB flash drives and external floppy disk drives. During the second half of 2005, we began to focus this segment primarily on HDD products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative. Notwithstanding RoHS, our distributors and resellers are permitted and have continued to sell Zip drives from their inventories. Sales of Zip disks will continue worldwide, including the EU.

Business Products

Our Business Products category is comprised of the REV Products, the Network Storage Systems (“NSS”) and the Services segments.

Our REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The first generation REV drives, which began shipping in April of 2004, are removable hard disk storage systems with a native capacity of 35 gigabytes (“GB” – where 1 gigabyte equals 1 billion bytes) and up to 90GB of compressed capacity. We began shipping the next generation REV 70GB products in July of 2006. The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.

Our NSS segment consists primarily of the development, distribution and sale of Network Attached Storage servers and the Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end Network Attached Storage market.

Our Services segment consists of the operations of CSCI, including OfficeScreen solutions and system integration, and Iomega services such as iStorage. We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses. The Iomega services were previously reflected in the Other Products segment.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Business Segment Information (Continued)

Product Operating Income (Loss)

We no longer measure our product segment performance based on product profit margin. Effective January 1, 2006, we began to evaluate such performance based on product operating income. Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses. Operating expenses are charged to the product segments on a direct method or as a percentage of sales. When such costs and expenses exceed sales and other income, this is referred to as a product operating loss. The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material. Non-allocated operating expenses include restructuring charges and certain extraordinary costs.

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to match the 2006 Product Operating Income presentation and to reflect the Network HDD drives and Services classification changes.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Business Segment Information (Continued)

Reportable Operating Segment Information:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions Products	$134,149	$133,482	$143,931
Zip Products	31,153	64,101	133,731

Total Consumer Products	165,302	197,583	277,662
Business Products:
REV Products	42,798	45,932	30,778
Network Storage Systems Products	17,817	19,395	16,295
Services	3,051	605	555

Total Business Products	63,666	65,932	47,628
Other Products	586	990	3,373

Total Sales	$229,554	$264,505	$328,663

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions Products	$(9,335)	$(24,843)	$(30,518)
Zip Products	3,384	19,362	28,850

Total Consumer Products	(5,951)	(5,481)	(1,668)
Business Products:
REV Products	(6,940)	(12,163)	(25,270)
Network Storage Systems Products	1,574	(1,491)	(2,937)
Services	(290)	227	161

Total Business Products	(5,656)	(13,427)	(28,046)

Other Products	875	1,455	(1,223)

Non-restructuring charge	(995)	—	—

Restructuring charges	(3,529)	(7,579)	(4,531)

Total Operating Loss	$(15,256)	$(25,032)	$(35,468)

Net Impairment and Other Charges: (1)
Zip Products	$(8,728)	$—	$—

Other Products	$—	$—	$(4,402)

License and Patent Fee Income: (1)

Zip Products	$246	$—	$—

Other Products	$839	$1,301	$10,599

(1)	Included in segment product operating income (loss) above.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Business Segment Information (Continued)

Segment assets consist of inventory, net fixed assets, goodwill and intangibles as these are the only assets allocated to the product segments. Capital expenditures are specifically identified to each product segment. The following tables show capital expenditures and total assets by segment.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Capital Expenditures:
Consumer Products:
Consumer Storage Solutions Products	$34	$162	$13
Zip Products	—	—	—

Total Consumer Products	34	162	13
Business Products:
REV Products	1,308	494	4,036
Network Storage Systems Products	5	26	24
Services	207	—	—

Total Business Products	1,520	520	4,060
Other Products	—	15	3,748
Non-allocated	352	724	2,874

Total capital expenditures	$1,906	$1,421	$10,695

	December 31,
	2006	2005	2004
	(In thousands)
Assets:
Consumer Products:
Consumer Storage Solutions Products	$29,622	$13,416	$11,662
Zip Products	8,559	20,049	22,213

Total Consumer Products	38,181	33,465	33,875
Business Products:
REV Products	10,746	10,319	15,442
Network Storage Systems Products	1,002	594	3,135
Services	1,156	—	—

Total Business Products	12,904	10,913	18,577
Other Products	(137)	118	673
Non-allocated	11,692	3,734	5,922

Total assets	$62,640	$48,230	$59,047

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Business Segment Information (Continued)

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

Following is a summary of our United States and significant non-United States country sales and the United States and significant non-United States country long-lived assets. Many of the United States assets are located at vendors outside of the United States, but are managed by and assigned to operations within the United States. Sales are attributed to individual countries based on the location of sales to unaffiliated customers based on shipping location.

	Years Ended December 31,
	2006	2005	2004
	(In millions)
Sales:
United States	$86.7	$117.9	$164.7
The Netherlands	31.0	35.7	34.7
France	30.6	25.9	31.6
Other countries	81.3	85.0	97.7

Total	$229.6	$264.5	$328.7

	December 31,
	2006	2005	2004
	(In millions)
Long-Lived Assets: (1)
United States	$20.0	$20.6	$27.5
Other countries	0.1	0.2	0.3

Total	$20.1	$20.8	$27.8

(1)	Long-lived assets consist of all long-term assets other than deferred tax assets.

The United States, the Netherlands and France were the only countries that accounted for more than 10% of total sales during the reported years.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Other Matters

Intangible Assets

At December 31, 2006, we had $1.0 million in net intangible assets, all of which are subject to amortization. Our intangible assets include the OfficeScreen Trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition. Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Amortization expense was $0.8 million in 2006, $1.8 million in 2005 and $2.1 million in 2004. Amortization expense for each of the next five fiscal years is anticipated to be $0.2 million in 2007 through 2010 and $0.1 million in 2011. At December 31, 2006, the weighted average useful life of our intangible assets is approximately 5.6 years.

	December 31,
	2006	2005
	(In thousands)
Intangible Assets:
Gross value: (1)
Technology license	$—	$8,791
Vendor relationship	550	—
Customer relationships	260	—
OfficeScreen Trade name	230	—
OfficeScreen technology	87	—

Total gross value	1,127	8,791
Accumulated amortization	(84)	(8,095)

Net intangible assets	$1,043	$696

(1)	The change in the gross value of intangible assets between December 31, 2005 and December 31, 2006 resulted from the expiration of a technology license which was retired. In addition, we acquired intangibles in the CSCI acquisition.

Significant Customers

The following table shows those customers that accounted for more than 10% of our consolidated sales.

	Years Ended December 31,
	2006	2005	2004
	(Percent of consolidated sales)
Ingram Micro, Inc.	23%	25%	22%
Tech Data Corporation	13%	18%	14%

Sales to Ingram Micro, Inc. and Tech Data Corporation consisted of product sales from all of our business segments. No other customer accounted for 10% or more of consolidated sales.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Other Matters (Continued)

Concentration of Credit Risk

We market our products primarily through computer product distributors, DMRs, retailers and OEMs. Accordingly, as we grant credit to our customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs. If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on our results of operations and financial condition.

The table below shows the balances of the customers with the ten highest outstanding gross trade receivables balances as well as the customer with the largest gross trade receivable balance.

	December 31,
	2006	2005
	(In thousands, except for %)
Top 10 trade receivables	$29,293	$32,296
% of gross trade receivables	68%	76%
Largest trade receivable (single customer)	$8,246	$9,798
% of gross trade receivables	19%	23%

Tax Contingency Reserves

On September 13, 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement was effective for fiscal years ending after November 15, 2006. As a result of adopting SAB 108, we reduced other accrued liabilities and increased retained earnings by $9.5 million related to an excess tax contingency reserve. There was no impact on net income or cash flow.

Over the period from 1997 through 2005, we accrued for a tax contingency reserve related to a Swiss tax exposure related to a research and development cost-sharing agreement. It has been determined that these accruals were done in error and that the appropriate tax contingency reserve as of January 1, 2006 should be $0.9 million. This resulted in an overstatement of the tax contingency reserve of $9.5 million from 1997 through 2005.

Historically, we have evaluated uncorrected differences utilizing the rollover approach. We believe the impact of these tax contingency reserve errors were immaterial to prior years under the rollover method. However, under SAB 108, which we were required to adopt for the year ended December 31, 2006, we assessed materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative contingency reserve overstatements were material to our 2006 financial statements and, therefore, we have recorded an adjustment to our opening 2006 retained earnings balance in the amount of $9.5 million in accordance with the implementation guidance in SAB 108.

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION

By:	/s/ JONATHAN S. HUBERMAN
Jonathan S. Huberman
Vice Chairman and Chief Executive Officer

Date:	March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JONATHAN S. HUBERMAN	Vice Chairman and Chief Executive Officer (Principal executive officer)	March 15, 2007
Jonathan S. Huberman

/s/ PRESTON ROMM	Vice President of Finance and Chief Financial Officer (Principal financial and accounting officer)	March 15, 2007
Preston Romm

/s/ STEPHEN N. DAVID	Chairman of the Board of Directors	March 15, 2007
Stephen N. David

/s/ ROBERT P. BERKOWITZ	Director	March 15, 2007
Robert P. Berkowitz

/s/ REYNOLDS BISH	Director	March15, 2007
Reynolds Bish

/s/ BRUCE B. DARLING	Director	March 15, 2007
Bruce B. Darling

/s/ MARGARET L. HARDIN	Director	March 15, 2007
Margaret L. Hardin

/s/ DAN MAURER	Director	March 15, 2007
Dan Maurer

/s/ JOHN E. NOLAN	Director	March 15, 2007
John E. Nolan

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (Credits) Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts: (a)

Year ended December 31, 2006	$2,165	$267	$(897)	$1,535
Year ended December 31, 2005	2,885	(312)	(408)	2,165
Year ended December 31, 2004	2,899	(314)	300	2,885

Price Protection and Volume Rebates: (b)

Year ended December 31, 2006	$11,376	$21,075	$(23,269)	$9,182
Year ended December 31, 2005	15,972	23,241	(27,837)	11,376
Year ended December 31, 2004	18,737	35,157	(37,922)	15,972

Warranty Reserves: (c)

Year ended December 31, 2006	$4,973	$4,858	$(5,255)	$4,576
Year ended December 31, 2005	5,537	6,370	(6,934)	4,973
Year ended December 31, 2004	5,225	9,695	(9,383)	5,537

Inventory Reserves: (d)

Year ended December 31, 2006	$6,245	$60	$(5,102)	$1,203
Year ended December 31, 2005	7,301	1,428	(2,484)	6,245
Year ended December 31, 2004	8,458	4,871	(6,028)	7,301

Excess Purchase Commitments: (e)

Year ended December 31, 2006	$3,352	$2,185	$(1,488)	$4,049
Year ended December 31, 2005	2,759	2,363	(1,770)	3,352
Year ended December 31, 2004	4,744	2,292	(4,277)	2,759

Sales Returns Reserves: (f)

Year ended December 31, 2006	$1,632	$11,255	$(11,088)	$1,799
Year ended December 31, 2005	2,082	9,837	(10,287)	1,632
Year ended December 31, 2004	3,113	15,251	(16,282)	2,082

(a)	Deductions represent (write-offs) recoveries of trade receivables.
(b)	Additions reduce sales. Deductions represent credits granted against trade receivables.
(c)	We use a statistical-based model to estimate warranty accrual requirements. Generally, if a product is subject to failure or likely to fail, the product fails early in the usage cycle. Therefore, a significant amount of the deductions and charges against the reserve during the year are for products sold during that same year.
(d)	Deductions reflect product scrap, sales of reserved product and other usage.
(e)	Deductions reflect payments to suppliers and other usage.
(f)	Additions reduce sales. These amounts represent the deferred revenue associated with estimated sales returns that is reflected as a reduction in trade receivables. Deductions reflect actual returns.

CONSENT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-59027, 33-62029, 333-26375, 333-41955, 333-64921, 333-78079 and 333-126085) of our reports dated March 15, 2007, relating to the consolidated financial statements and schedule, and the effectiveness of Iomega Corporation’s internal control over financial reporting which appear in this Annual Report on Form 10-K.

/S/ BDO SEIDMAN, LLP
Costa Mesa, California
March 15, 2007

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
3(i).1	(7)	Restated Certificate of Incorporation of the Company, as amended.

3(ii).1	(7)	By-Laws of the Company, as amended.

4.1	(2)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

**10.1	(1)	Form of Indemnification Agreement between the Company and each of its Directors.

**10.2	(4)	1997 Stock Incentive Plan of the Company, as amended.

10.3	(3)	Lease Agreement, dated January 25, 1996, between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.

+10.4	(5)	Manufacturing Services and Supply Agreement by and between Iomega Corporation, Iomega (Malaysia) Sdn. Bhd. and Venture Corporation Limited.

10.5	(6)	Agreement Regarding Lease, dated February 14, 2003, between the Company, JNI Corp. and Pacific Plaza Carmel Valley LLC; and Assignment and Assumption Agreement, dated February 27, 2003, between the Company and JNI Corp.

**10.6	(8)	1987 Stock Option Plan of the Company, as amended.

**10.7	(8)	1995 Director Stock Option Plan of the Company, as amended.

**10.8	(8)	Standard Executive Option Agreement under the 1997 Stock Incentive Plan of the Company.

**10.9	(8)	Standard Director Option Agreement under the 1995 Director Stock Option Plan of the Company.

**10.10	(9)	2005 Director Stock Option Plan.

**10.11	(10)	Non-Statutory Stock Option Agreement under the 2005 Director Stock Option Plan of the Company.

**10.12	(11)	Cash Compensation for Non-Management Directors of the Company.

**10.12(a)	(13)	Compensation Arrangements with Certain Directors (filed on our Form 8-K on May 17, 2006 and incorporated by reference herein).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

**10.13	(12)	Amendment of the Executive Transition Agreement, dated January 25, 2006, between the Company and Thomas D. Kampfer.

**10.14	(12)	Executive Agreement, dated February 24, 2006, between the Company and Jonathan Huberman.

**10.15	(12)	Employment letter, dated March 1, 2006, between the Company and Preston Romm.

**10.16	(12)	Executive Agreement, dated March 2, 2006, between the Company and Thomas D. Kampfer.

**10.17	(12)	Separation Agreement and General Release, dated March 20, 2006, between the Company and former CEO and President, Werner T. Heid.

**10.19	(13)	Separation Agreement and General Release, dated July 5, 2006, with Anna Aguirre, Vice President, Human Resources and Facilities.

**10.20	(13)	Separation Agreement and General Release, dated July 17, 2006, with Ulrike Tegtmeier, Vice President, Managing Director, International Sales.

**10.21		Executive Retention Agreement, dated February 24, 2006, between the Company and Jonathan S. Huberman.

**10.22		Executive Retention Agreement, dated February 24, 2006, between the Company and Thomas D. Kampfer.

**10.23		Executive Retention Agreement, dated March 27, 2006, between the Company and Preston Romm.

**10.24		Base Salaries of Executive Officers of the Company.

**10.25		Iomega 2007 Corporate Bonus Plan

21.1		Subsidiaries of the Company.

23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (appears on page 156 of this Annual Report on Form 10-K).

31.1		Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.

31.2		Section 302 certification letter from Preston Romm, Vice President, of Finance and Chief Financial Officer.

32.1		Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.

32.2		Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

**	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Confidential treatment requested as to certain portions. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(2)	Incorporated herein by reference to the exhibits to our Registration Statement on Form 8-A, filed on August 5, 1999 (File No. 1-12333).

(3)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-11963).

(4)	Incorporated herein by reference to Appendix to our Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).

(5)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12333).

(6)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 1-12333).

(7)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-8, filed on June 26, 2003 (File No. 1-12333).

(8)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12333).

(9)	Incorporated herein by reference to the Exhibit A of Iomega’s Proxy Statement for the 2005 Annual Meeting of Stockholders (File No. 1-12333).

(10)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended July 3, 2005 (File No. 1-12333).

(11)	Incorporated herein by reference to the Current Report on Form 8-K on May 11, 2005 (File No. 1-12333).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

(12)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended April 2, 2006 (File No. 1-12333).

(13)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended July 2, 2006 (File No. 1-12333).