Form 10-Q
period 2007-04-01
IOMEGA CORP
filed 2007-05-11
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007.

Common Stock, par value $0.03 1/3	55,308,020

                  (Title of each class)                                                                                                                                   (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES

__________________________________

Copyright© 2007 Iomega Corporation. All rights reserved. Iomega, Zip, REV, StorCenter, iStorage, OfficeScreen and Jaz are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries. Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS (Continued)

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “contingency(ies),” “plans,” “forecasts,” “reserves,” goals,” “objectives” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to, statements concerning:

•

Our goals for 2007, which are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business; (3) to continue to penetrate the high-growth NAS market; (4) to ramp REV 70GB products and push for broad market adoption; (5) to grow our managed services business domestically and abroad; and (6) to continue to evaluate new opportunities where we can leverage our brand and channel assets.

•	Our goal of increasing cash flow from operations;
•

Our goal to achieve 2007 full year profitability and positive cash flow from operations through containing operating expense spending, HDD sales growth and maintaining or improving the gross margins, growing REV product sales and ramping OfficeScreen® services sales;

•	In the second quarter of 2007, in an effort to further reduce operating costs, we are changing our distributions and logistics supplier globally to a new partner;
•	References to our fourth quarter being seasonally strong, or our second quarter being seasonally slow in Europe due to holidays;
•	Expected future taxes including taxes on repatriation of cash from Europe to the U.S.;
•	References to expected volatility, expected term and value of stock options;
•

The Section below entitled “Risk Factors”, including all discussions therein concerning things that could happen to Iomega, its products, employees, profits or other aspects of the business in the future;

•	All references to a potential new stock plan and
•

The belief that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year.

There are numerous factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 2 and 2 of Part I and “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the SEC and we specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2007	Dec. 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$66,856	$56,617
Restricted cash	88	88
Temporary investments	9,904	11,443
Trade receivables, less allowance for doubtful accounts of
$1,088 at April 1, 2007 and $1,535 at December 31, 2006	23,357	30,418
Inventories	41,482	42,593
Deferred income taxes	—	2,747
Other current assets	2,957	3,401
Total Current Assets	144,644	147,307

Property and Equipment, at Cost	79,010	84,845
Accumulated Depreciation	(73,249)	(78,292)
Net Property and Equipment	5,761	6,553

Goodwill	10,951	12,451
Other Intangibles, Net	992	1,043
Other Assets	16	60
Total Assets	$162,364	$167,414

Current Liabilities:
Accounts payable	$35,330	$35,105
Other current liabilities	23,969	32,475
Deferred income taxes	153	—
Income taxes payable	958	454
Total Current Liabilities	60,410	68,034

Deferred Income Taxes	6,075	9,573
Other Liabilities	4,414	—
Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000
shares, issued 55,308,020 shares at April 1, 2007 and
55,307,270 shares at December 31, 2006	1,846	1,846
Additional paid-in capital	60,144	59,635
Less: 575,200 Common Stock treasury shares, at cost, at
April 1, 2007 and December 31, 2006	(5,662)	(5,662)
Retained earnings	35,137	33,988
Total Stockholders’ Equity	91,465	89,807
Total Liabilities and Stockholders’ Equity	$162,364	$167,414

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(Unaudited)
Sales	$75,984	$59,081
Cost of sales	61,681	47,280
Gross Margin	14,303	11,801

Operating Expenses:
Selling, general and administrative	10,384	12,582
Research and development	1,739	2,567
Restructuring charges (reversals)	(38)	278
Goodwill impairment charge	1,710	3,081
License and patent fee income	(350)	—
Bad debt credit	(264)	(122)
Total Operating Expenses	13,181	18,386
Operating income (loss)	1,122	(6,585)

Interest income	670	763
Interest expense and other income (expense), net	(415)	251
Income (loss) before income taxes	1,377	(5,571)

Benefit (provision) for income taxes	(228)	1,402
Net Income (Loss)	$1,149	$(4,169)

Net Income (Loss) Per Basic Share	$0.02	$(0.08)
Net Income (Loss) Per Diluted Common Share	$0.02	$(0.08)

Weighted Average Common Shares Outstanding	54,733	51,649
Weighted Average Common Shares Outstanding Assuming Dilution	54,979	51,649

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,149	$(4,169)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from
Operations:
Depreciation and amortization	863	1,603
Deferred income tax benefit	(598)	(1,207)
Stock-related compensation expense	297	20
Goodwill impairment charge	1,710	3,081
Non-cash inventory write-offs (reversals)	210	(330)
Bad debt credit	(264)	(122)
Other	(63)	(136)
Changes in Assets and Liabilities:
Restricted cash	—	174
Trade receivables	7,325	6,036
Inventories	901	1,291
Other current assets	444	(894)
Accounts payable	225	(8,671)
Other current liabilities	(7,005)	(2,591)
Accrued restructuring	(1,501)	(1,177)
Income taxes	504	(553)
Net cash provided by (used in) operating activities	4,197	(7,645)

Cash Flows from Investing Activities:
Purchases of property and equipment	(117)	(165)
Proceeds from sales of assets	49	21
Purchases of temporary investments	(2,054)	(6,846)
Sales of temporary investments	3,704	4,500
Net change in other assets and other liabilities	4,458	—
Net cash provided by (used in) investing activities	6,040	(2,490)

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	2	21
Net cash provided by financing activities	2	21
Net Increase (Decrease) in Total Cash and Cash Equivalents	10,239	(10,114)
Total Cash and Cash Equivalents at Beginning of Period	56,617	70,943
Total Cash and Cash Equivalents at End of Period	$66,856	$60,829

Non-Cash Investing and Financing Activities:
Adjustment of CSCI acquisition	$210	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Operations and Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of April 1, 2007 and December 31, 2006, the results of operations for the quarter ended April 1, 2007 and April 2, 2006 and cash flows for the quarter ended April 1, 2007 and April 2, 2006.

The results of operations for the quarter ended April 1, 2007 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	April 1,	Dec.31,
	2007	2006
	(In thousands)

Raw materials	$1,713	$1,891
Finished goods	39,769	40,702
	$41,482	$42,593

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Operations and Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding. Losses have been recorded for the quarter ended April 2, 2006, thus there was no dilution as all outstanding options were considered anti-dilutive.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented..

	Net Income (Loss) (Numerator)	Shares (Denominator)	PerShareAmount
	(In thousands, except per share data)

For the Quarter Ended:
April 1, 2007:
Basic EPS	$1,149	54,733	$0.02
Effect of options	—	246	—
Diluted EPS	$1,149	54,979	$0.02

April 2, 2006:
Basic EPS	$(4,169)	51,649	$(0.08)
Effect of options	—	—	—
Diluted EPS	$(4,169)	51,649	$(0.08)

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period. The average market price of our Common Stock was $3.71 for the quarter ended April 1, 2007 and $2.73 for the quarter ended April 2, 2006.

	For the Three Months Ended
	April 1,	April 2,
	2007	2006

Out of the money options	713,092	2,693,367

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Operations and Significant Accounting Policies (Continued)

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

Our condensed consolidated statements of operations included $0.3 million of compensation expense related to stock-based compensation plans for the quarter ended April 1, 2007 and less than $0.1 million for the quarter ended April 2, 2006. During the first quarter of 2006, we reduced our stock based compensation by $0.1 million due to a change in the estimated forfeiture rate as required by SFAS 123r.

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

Dividends. We have no plans to pay cash dividends in the future. Therefore, we use an expected dividend yield of zero in the Black-Scholes option-valuation model.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Operations and Significant Accounting Policies (Continued)

Stock Compensation Expense (Continued)

We used the following assumptions to estimate the fair value of options granted for the three months ended April 1, 2007 and April 2, 2006:

	For the Three Months Ended
Assumption	April 1, 2007	April 2, 2006

Average expected term (in years)	3.9	3.9
Expected stock price volatility	39%	60%
Risk-free interest rate (range)	4.5 – 4.9%	4.3 – 4.8%
Expected dividends	Zero	Zero
Forfeiture rate	27%	27%

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

Changes in our warranty liability during all periods presented were as follows:

	For the Three Months Ended
	April 1,	April2,
	2007	2006
	(In thousands)
Balance at beginning of period	$4,576	$4,973
Accruals/additions	1,996	695
Claims	(1,473)	(1,213)
Balance at end of period	$5,099	$4,455

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Operations and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which amends SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $8.2 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized. Consistent with the provisions of FIN 48, we reclassified $4.0 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. At April 1, 2007, we have $5.9 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we have approximately $0.4 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject. We are no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by they IRS if they either have been or will be used in a future period. Various state income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

For the quarter ended April 1, 2007, we recorded a net income tax provision of $0.2 million on pre-tax income of $1.4 million. This tax provision is primarily comprised of taxes provided on foreign earnings and foreign capital taxes, partially offset by a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

For the quarter ended April 2, 2006, we recorded an income tax benefit of $1.4 million on a pre-tax loss of $5.6 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the goodwill impairment charge recognized and also includes minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Business Segment Information

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

Our CSS segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives. During the second half of 2005, we began to focus this segment primarily on HDD products.

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative. Sales of Zip disks continue worldwide, including the European Union.

Business Products

Our Business Products category is comprised of the REV Products, the Network Storage Systems (“NSS”) and the Services segments.

Our REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The first generation REV drives, which began shipping in April of 2004, are removable hard disk storage systems with a native capacity of 35 gigabytes (“GB” – where 1 gigabyte equals 1 billion bytes) and up to 90GB per disk of compressed capacity. We began shipping the next generation REV 70GB products in July of 2006. The REV 70GB Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity per disk.

Our NSS segment consists primarily of the development, distribution and sale of Network Attached Storage servers and the Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end Network Attached Storage market.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Business Segment Information (Continued)

Our Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen solutions and system integration, and Iomega services such as iStorageTM. We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses. The Iomega services were previously reflected in the Other Products segment.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz®, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products. iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Business Segment Information (Continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to reflect the Network HDD drives and Services classification changes.

Reportable Operating Segment Information:

	For the Three Months Ended
	April 1, 2007	April2, 2006
	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions	$52,489	$31,532
Zip Products	5,518	11,643
Total Consumer Products	58,007	43,175
Business Products:
REV Products	11,204	10,779
Network Storage Systems	4,738	4,856
Services	1,892	115
Total Business Products	17,834	15,750
Other Products	143	156
Total Sales	$75,984	$59,081

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$354	$(5,199)
Zip Products	355	1,059
Total Consumer Products	709	(4,140)
Business Products:
REV Products	304	(1,616)
Network Storage Systems	409	387
Services	(520)	102
Total Business Products	193	(1,127)
Other Products	182	(45)
Non-restructuring charge	—	(995)
Restructuring (charges) reversals	38	(278)
Total Operating Income (Loss)	$1,122	$(6,585)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Restructuring Charges/Reversals

We currently have restructuring reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions. The following table summarizes the reserve balances related to each of these restructuring actions:

	April 1,	Dec.31,
	2007	2006
	(In thousands)

Other Current Liabilities:
Third Quarter 2001 restructuring actions	$12	$1,366
2003 restructuring actions	5	6
2004 restructuring actions	165	77
2005 restructuring actions	132	219
2006 restructuring actions	58	205
Total	$372	$1,873

Fixed Asset Reserves:
2003 restructuring actions	$—	$114
2005 restructuring actions	93	131
Total	$93	$245

During the first quarter of 2007, we recorded a net restructuring release of less than $0.1 million.

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

During the second quarter of 2006, we recorded additional restructuring charges of $2.9 million as follows: a cash charge of $2.7 million for severance and benefits for approximately 90 personnel worldwide who were notified during the second quarter of 2006 that their positions were being eliminated; $0.1 million for miscellaneous IT contracts and licenses and $0.1 million for excess building assets associated with the shutdown of our Toronto, Canada facility.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

2006 Restructuring Actions (Continued)

The worldwide workforce reduction was across all business functions and levels within Iomega. Of the 90 impacted personnel worldwide, approximately 20 employees were on transition into the third quarter of 2006, primarily in Europe due to legal notice requirements.

All of the restructuring charges recorded during 2006 were shown as restructuring expenses as a component of operating expenses.

During the third quarter of 2006, we recorded a restructuring benefit of $0.1 million related to severance and benefits because of a combination of lower than expected benefits for certain transitional employees and re-hiring an individual who was on transition and had previously been notified that his position was eliminated.

During the fourth quarter of 2006, we recorded a restructuring benefit of $0.1 million related to severance and benefits because of lower than expected severance and benefits due to employees working their transitional periods.

During the first quarter of 2007, we recorded a restructuring benefit of less than $0.1 million related to severance and benefits because of lower than expected benefits.

As of April 1, 2007, we have made $2.7 million in cumulative cash payments related to the 2006 restructuring charges.

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges at April 1, 2007. Utilization of and other activity related to the 2006 restructuring reserves during the quarter ended April 1, 2007 are summarized below:

	Balance		Utilization		Foreign Currency	Balance
	12/31/06	Reversals	Cash	Non-Cash	Changes	4/1/07
	(In thousands)
2006 Restructuring Actions:
Severance and benefits (a)	$133	$(38)	$(95)	$—	$1	$1
Lease termination costs (a)	58	—	(14)	—	—	44
Miscellaneous liabilities (a)	14	—	(1)	—	—	13
	$205	$(38)	$(110)	$—	$1	$58

Balance Sheet Breakout:
Accrued restructuring charges (a)	$205	$(38)	$(110)	$—	$1	$58

(a)	Amounts represent primarily cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

2006 Restructuring Actions (Continued)

Lease payments are being made on a continuous monthly basis and this lease expires in December of 2007. We have entered into a sublease agreement on this facility.

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

During the first quarter of 2007, we recorded a restructuring benefit of $0.1 million due to higher than expected sublease income.

We have made $4.9 million in cumulative cash payments related to the 2005 restructuring actions, of which less than $0.1 million was disbursed during the first quarter of 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

2005 Restructuring Actions (Continued)

Remaining restructuring reserves of $0.1 million are included in our accrued restructuring charges and approximately $0.1 million are included in our fixed asset reserves at April 1, 2007. Utilization of and other activity related to the 2005 restructuring reserves during the three months ended April 1, 2007 are summarized below:

	Balance		Utilized		Balance
	12/31/06	Reversals	Cash	Non-Cash	4/1/07
	(In thousands)
2005 Restructuring Actions:
Lease termination costs (a)	$219	$(81)	$(6)	$—	$132
Lease related assets (b)	131	—	—	(38)	93
	$350	$(81)	$(6)	$(38)	$225

Balance Sheet Breakout:
Accrued restructuring charges (a)	$219	$(81)	$(6)	$—	$132
Fixed asset reserves (b)	131	—	—	(38)	93
	$350	$(81)	$(6)	$(38)	$225

(a) Amounts represent primarily cash charges.
(b) Amounts represent primarily non-cash charges.

At April 1, 2007, lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July of 2008. We have entered into a sublease agreement on the leased facility that expires in 2008. The lease related assets are being utilized by the tenant who is subleasing the facility.

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

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

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

During the fourth quarter of 2006, we released $0.1 million for lease termination costs.

During the first quarter of 2007, we recorded an additional $0.1 million for lease termination costs related to increases in landlord maintenance costs.

As of April 1, 2007, we have made $3.7 million in cumulative cash payments related to the 2004 restructuring actions, of which less than $0.1 million was disbursed during 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

2004 Restructuring Actions (Continued)

Remaining restructuring reserves of $0.2 million are included in our accrued restructuring charges as of April 1, 2007. Utilization of and other activity related to the 2004 restructuring reserves during the three months ended April 1, 2007 are summarized below:

	Balance		Utilized		Balance
	12/31/06	Additions	Cash	Non-Cash	4/1/07
	(In thousands)
2004 Restructuring Actions:
Lease termination costs (a)	$77	$88	$—	$—	$165

Balance Sheet Breakout:
Accrued restructuring charges (a)	$77	$88	$—	$—	$165

(a)	Amounts represent cash charges.

Lease payments are being made on a continuous monthly basis, and the lease expires in 2008. The facility has been subleased.

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

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

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

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges at April 1, 2007. Utilization of the 2003 restructuring reserves during the three months ended April 1, 2007 is summarized below:

	Balance	Utilized		Balance
	12/31/06	Cash	Non-Cash	4/1/07
	(In thousands)
2003 Restructuring Actions:
Lease termination costs (a)	$6	$(1)	$—	$5
Furniture (b)	114	—	(114)	—
	$120	$(1)	$(114)	$5

Balance Sheet Breakout:
Accrued restructuring charges (a)	$6	$(1)	$—	$5
Fixed asset reserves (b)	114	—	(114)	—
	$120	$(1)	$(114)	$5

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Restructuring Charges/Reversals (Continued)

Third Quarter 2001 Restructuring Actions (Continued)

During 2005, we recorded an additional $0.3 million for U.S. lease termination costs because of us not being able to locate a subtenant as originally anticipated.

During the second quarter of 2006, we recorded an additional charge of $1.5 million for a change in sublease estimates due to poor market conditions in the Roy, Utah area for this type of facility.

During the fourth quarter of 2006, we recorded a release of $0.6 million. In January of 2007, we finalized an agreement to assist a company to purchase the building we were leasing and they will occupy the building and release us from our remaining lease obligations.

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges as of April 1, 2007. Utilization of the Third Quarter 2001 restructuring reserves during the three months ended April 1, 2007 is summarized below:

	Balance	Utilized		Balance
	12/31/06	Cash	Non-Cash	4/1/07
	(In thousands)
Third Quarter 2001 Restructuring Actions:
Lease cancellations (a)	$1,366	$(1,354)	$—	$12

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,366	$(1,354)	$—	$12

(a) Amounts represent primarily cash charges.

At April 1, 2007, the remaining lease cancellation costs relate to estimated repair costs.

(5) Commitments and Contingencies

Litigation

There are no material legal proceedings to which we are a party. We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material impact on our results of operations, business or financial condition.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) Stockholders’ Equity

Share-Based Compensation Plans

Stock Incentive Plan

Our 1997 Stock Incentive Plan (the “1997 Plan”) provided for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards. Under the 1997 Plan, we could grant options for up to 4,100,000 shares of Common

(6) Stockholders’ Equity (Continued)

Share-Based Compensation Plans (Continued)

Stock to our officers, key employees, directors, consultants and advisors. The exercise price of ISOs granted under the 1997 Plan could not be less than 100% of the fair market value at the date of grant; NSOs could be granted with exercise prices below the fair market value of our Common Stock as of the date of grant, subject to certain limitations. Options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant. The duration of options awarded under this plan could not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which could be granted with a term of up to eleven years. However, the 1997 Plan expired in January of 2007 and no other options can be granted under the plan after its expiration date. We have submitted a new Stock Incentive Plan (the “2007 Plan”) to our shareholders for approval at our 2007 Annual Shareholders Meeting, scheduled for May 23, 2007.

Director Stock Option Plans

We have a 1995 Director Stock Option Plan (the “1995 Director Plan”) and a 2005 Director Stock Option Plan (the “2005 Director Plan”). The 1995 Director Plan expired on April 25, 2005 and no further options can be granted under this plan after its expiration date; however, all outstanding, un-expired options under the 1995 Director Plan remain in effect. The 2005 Director Plan was approved by our shareholders to replace the 1995 Director Plan. Under the 2005 Director Plan, we may grant options for up to 500,000 shares of Common Stock. The 2005 Director Plan provides for the grant to each non-employee Director of our Company, upon his or her initial election as a Director, an option to purchase 20,000 shares of Common Stock. In addition to the initial option grant, each non-employee Director is granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Meeting beginning with the 2006 Annual Meeting provided such optionee has been a Director for the preceding six months. All options granted under these plans are NSOs. All options generally become exercisable in four or five equal annual installments, commencing approximately one year from the date of grant, provided the holder continues to serve as a Director of our Company. Under these plans, the exercise price per share of the option is equal to the fair market value of our Common Stock on the date of grant of the option. Any options granted under these plans must be exercised no later than ten years from the date of grant. We anticipate that if the 2007 Plan is approved at our 2007 Annual Shareholders’ Meeting, we will cease awarding options under the 2005 Director Plan and will instead grant options to directors under the 2007 Plan.

All plans are described more fully in our 2006 Annual Report on Form 10-K.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) Stockholders’ Equity (Continued)

Stock Option Activity and Weighted Average Prices

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans during the quarter ended April 1, 2007 and their respective weighted average exercise prices and certain weighted average fair values:

		Weighted
	Shares	Average
	(000’s)	Exercise Price

Outstanding at beginning of quarter	3,060	$3.90
Granted	5	3.82
Exercised	(1)	2.92
Forfeited / Cancelled / Expired	(33)	3.05
Outstanding at end of quarter	3,031	3.91
Options exercisable at quarter-end	1,000	5.57

(7) Other Matters

Other Intangible Assets

At April 1, 2007, we had $1.0 million in net intangible assets, all of which are subject to amortization. Our intangible assets include the OfficeScreen Trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition. Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Amortization expense was less than $0.1 million for quarter ended April 1, 2007 and $0.5 million for the quarter ended April 2, 2006. Amortization expense for each of the next five fiscal years is anticipated to be less than $0.2 million for the remainder of 2007, approximately $0.2 million each year from 2008 through 2010, $0.1 million in 2011 and $0.1 million thereafter. At April 1, 2007, the weighted average useful life of our intangible assets was approximately 5.4 years.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

	April 1, 2007	Dec. 31, 2006
	(In thousands)
Other Intangible Assets:
Gross value	$1,127	$1,127
Accumulated amortization	(135)	(84)
Net intangible assets	$992	$1,043

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Other Matters (Continued)

Goodwill Impairment

We have performed the interim impairment test due to indications of impairment as required under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and have determined that our goodwill, associated with the Zip product line, was impaired at April 1, 2007. This test compares our Zip specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets. The estimated discounted, future cash flows were not adequate to cover the carrying value of Zip goodwill as of April 1, 2007. As a result, impairment charges of $1.7 million and $3.1 million were recorded as a separate component of operating expenses for the three months ended April 1, 2007 and April 2, 2006, respectively. We also anticipate additional non-cash, goodwill impairment charges (totaling $1.3 million) as the expected future Zip cash flows continue to decline.

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

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives. The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors and resellers. We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative. Sales of Zip disks are continuing worldwide, including the EU. The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world. The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and Network HDD drives (previously included in the CSS Products segment) in the entry-level and low-end network attached storage market. The Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions, systems integration and Iomega services such as iStorageTM (previously included in the Other Products segment). We acquired CSCI in August of 2006. CSCI’s OfficeScreen managed security services include managing firewalls, virtual private networks (“VPNs”) and providing remote access for small businesses. The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz disks and software products such as Iomega Automatic Backup software and other miscellaneous products.

From 1996 through 2006, the Zip Products segment was the largest contributor to our product operating income. As the Zip business has approached the end of its product lifecycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue. In recent years, we have invested significant efforts and dollars on the development of the first and second generation REV products, which were launched in the second quarter of 2004 and July of 2006, respectively. Sales of REV products have exceeded Zip product sales for the past several quarters, however, REV products have been unprofitable every quarter until the first quarter of 2007 where the product line was slightly profitable.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses. CSS business segment product sales (primarily HDD) significantly exceed Zip product sales. Our CSS business segment achieved operating profitability of $2.3 million in the fourth quarter of 2006 and made a small profit in the first quarter of 2007. The fourth quarter of 2006 was the first profitable quarter for CSS ever. The NSS segment has been slightly profitable for the past several quarters.

As part of an ongoing effort to return to profitability, we announced a restructuring plan on April 27, 2006, which was implemented in the second and third quarters of 2006. The restructuring plan was part of an effort to reduce costs and simplify our organizational structure. In addition, in 2006, we released new HDD products and made changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market place. Although we still lost money on our CSS segment for the full year ended 2006, we experienced significant improvements to our CSS product operating losses, which decreased significantly due to the new products, supply chain changes and other cost reductions and made a profit in the fourth quarter of 2006 and first quarter of 2007. However, the HDD business remains extremely competitive.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During 2006, we made significant steady progress toward our goals with the cost reductions associated with the April restructuring actions, the launch of our new REV 70GB Backup Drive in July, the launch of newly designed lower cost external HDD products in August and the acquisition of CSCI, a provider of managed services to small businesses, in August.

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

Application of Critical Accounting Policies

Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves, tax valuation allowances and impairment of goodwill. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies have not changed materially since December 31, 2006.

Seasonality

Our CSS business is typically strongest during the fourth quarter. Our European sales, which comprised approximately two-thirds of our total sales in the first quarter of 2007, are typically weakest during the summer months due to holidays. There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future periods.

Results of Operations

Our net income for the quarter ended April 1, 2007 was $1.1 million, or $0.02 per diluted share, compared with a net loss of $4.2 million, or ($0.08) per share, for the quarter ended April 2, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended April 1, 2007 increased over the prior year due to the introduction and market acceptance of our new HDD products, partially offset by the expected decrease in Zip product sales. All prior period amounts have been reclassified to reflect the Network HDD drives classification change from the CSS segment in the Consumer Products category to NSS segment and the classification change of Iomega services from Other Products to the Services segment under the Business Products category.

	For the Three Months Ended
	April 1,	April2,
	2007	2006	$Change	%Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$52,489	$31,532	$20,957	66%
Zip Products	5,518	11,643	(6,125)	(53)
Total Consumer Products	58,007	43,175	14,832	34
Business Products:
REV Products	11,204	10,779	425	4
Network Storage Systems	4,738	4,856	(118)	(2)
Services	1,892	115	1,777	1,545
Total Business Products	17,834	15,750	2,084	13
Other Products	143	156	(13)	(8)
Total Sales	$75,984	$59,081	$16,903	29%

The $21.0 million higher CSS sales resulted from $23.9 million of higher HDD drives partially offset by $1.0 million of lower Optical products, $1.6 million of lower Mini USB flash drive and $0.4 million of lower floppy external drive sales. The sales decreases for Optical, Mini USB flash and floppy external drives were primarily as a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products. Zip product sales continued their expected decline for the quarter ended April 1, 2007, both in terms of units and sales dollars.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Our sales by region for the quarters ended April 1, 2007 and April 2, 2006 are shown in the table below:

	For the Three Months Ended
	April 1,	April2,
	2007	2006	$Change	%Change
	(In thousands, except %)
Sales Dollars:
Americas (includes Latin America)	$21,999	$26,367	$(4,368)	(17)%
Europe	51,413	29,058	22,355	77
Asia Pacific	2,572	3,656	(1,084)	(30)
Total	$75,984	$59,081	$16,903	29%

Percent of Total Sales:
Americas (includes Latin America)	29%	45%
Europe	68	49
Asia Pacific	3	6
Total	100%	100%

The decrease in sales dollars in the Americas was primarily due to lower Zip and CSS (Optical and Mini USB flash drive) product sales partially offset by an increase in services as a result of the CSCI acquisition. The increase in sales dollars in Europe was primarily due to higher CSS (HDD) and REV product sales, partially offset by lower Zip product sales. The decrease in sales dollars in the Asia Pacific region was primarily due to lower CSS, NSS and Zip product sales. The sales growth in Europe has been primarily due to the introduction of lower cost, competitive HDD products in 2006 and strong retail distribution throughout Europe. The Americas retail environment is more challenging than the environment we face in Europe and is generally promotional and discount driven. We currently focus on gross margin generation and other sales channels where we believe we can profitably sell our products and intend to continue this focus in the future. As a result of our focus on profitable sales, we have recently constrained our Americas retail sales and expect that trend to continue.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

Our gross margin details for the quarters ended April 1, 2007 and April 2, 2006 are shown in the table below:

	For the Three Months Ended
	April 1,	April 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$14,303	$11,801	$2,502	21%
Total Gross Margin (%)	18.8%	20.0%

The decrease in the gross margin percentage was primarily due to the expected decline in Zip revenue, partially offset by new lower cost external HDD products, supply chain improvements and other cost reduction actions.

The CSS product gross margins increased in terms of dollars and percentage for the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006, primarily due to the release of new HDD products, higher sales and improvements in material costs and lower variable overhead costs, resulting from the supply chain improvements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

The Zip product gross margin percentage decreased for the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006 due to charges associated with the end of life. Total Zip product gross margin dollars decreased due to lower Zip product sales.

The REV product gross margins increased in terms of dollars and percentage for the quarter ended April 1, 2007, compared to the quarter ended April 2, 2006. The improvement was a result of the release of the REV 70GB Backup Drive and lower variable and fixed overhead spending in the first quarter of 2007.

The NSS product gross margins were relatively flat in terms of dollars and percentage.

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

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes. All prior period amounts have been reclassified to reflect the Network HDD drives and Services classification changes.

	For the Three Months Ended
	April 1,	April2,
	2007	2006	$Change	%Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$354	$(5,199)	$5,553	107%
Zip Products	355	1,059	(704)	(66)
Total Consumer Products	709	(4,140)	4,849	117
Business Products:
REV Products	304	(1,616)	1,920	119
Network Storage Systems	409	387	22	6
Services	(520)	102	(622)	(610)
Total Business Products	193	(1,127)	1,320	117
Other Products	182	(45)	227	504
Non-Restructuring Charges	—	(995)	995	100
Restructuring (charges) reversals	38	(278)	316	114
Total Operating Income (Loss)	$1,122	$(6,585)	$7,707	117%

The CSS product operating income as a percentage of CSS product sales improved to 1% for the quarter ended April 1, 2007 from a negative 16% product operating loss for the quarter ended April 2, 2006. The CSS product segment operating income resulted primarily from improved gross margins from the HDD supply chain improvements and lower operating expenses.

Zip product operating income as a percentage of Zip product sales decreased to 6% for the quarter ended April 1, 2007 from 9% for the quarter ended April 2, 2006 due to lower volumes. We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle. We also anticipate additional non-cash, goodwill impairment charges as the expected future Zip cash flows continue to decline. There is $1.3 million of goodwill related to the Zip product line remaining on the balance sheet at April 1, 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The REV product operating income as a percentage of REV product sales improved to 3% for the quarter ended April 1, 2007 compared to a negative 15% for the quarter ended April 2, 2006. The REV product operating income for the quarter ended April 1, 2007 resulted primarily from lower research and development expenses and selling and marketing expenses, partially offset by lower gross margins.

The NSS product operating income as a percentage of NSS product sales was relatively flat for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. The NSS product operating income for the quarter ended April 1, 2007 resulted primarily from lower selling and marketing expenses and a higher gross margin percentage.

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our new managed Services business.

Other Products product operating income increased for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006, primarily as a result of license fee and patent income.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the quarters ended April 1, 2007 and April 2, 2006.

	For the Three Months Ended
	April 1,	April2,
	2007	2006	$Change	%Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$10,384	$12,582	$(2,198)	(17)%
Research and development	1,739	2,567	(828)	(32)
Restructuring charges (reversals)	(38)	278	(316)	(114)
Goodwill impairment charge	1,710	3,081	(1,371)	(44)
License and patent fee income	(350)	—	(350)	(100)
Bad debt credit	(264)	(122)	(142)	(116)
Total Operating Expenses	$13,181	$18,386	$(5,205)	(28)%

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006 reflected lower costs resulting primarily from the 2006 restructuring actions and other cost reductions. Selling, general and administrative expenses decreased as a percentage of sales to 14% for the quarter ended April 1, 2007, compared to 21% for the quarter ended April 2, 2006 due to higher revenue and the above cost savings actions. Operating expenses for 2006 included $1.0 million of severance-related costs associated with our former CEO.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Research and Development Expenses

Lower research and development expenses for the quarter ended April 1, 2007 compared to April 2, 2006 reflected lower development expenses on REV products. Research and development expenses decreased as a percentage of sales to 2% for the quarter ended April 1, 2007 compared to 4% for the quarter ended April 2, 2006 as a result of higher revenue and the lower REV product development costs described above.

Goodwill Impairment Charges

For the quarter ended April 1, 2007, operating expenses included a non-cash impairment charge for $1.7 million relating to Zip goodwill as compared to $3.1 million for the quarter ended April 2, 2006.

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycle. We also anticipate additional non-cash, goodwill impairment charges in 2007 as the expected future Zip cash flows continue to decline. At April 1, 2007, there was $1.3 million of goodwill related to the Zip products segment remaining on the balance sheet which is subject to impairment.

License and Patent Fee Income

For the quarter ended April 1, 2007, license and patent fee income of $0.4 million was recognized for the sale of certain patents. There was no license and patent fee income in the first quarter of 2006.

Bad Debt Credit

For the quarter ended April 1, 2007, we had a bad debt credit of $0.3 million compared a $0.1 million bad debt credit for the quarter ended April 2, 2006.

Restructuring Charges

During the first quarter of 2007, we recorded a net restructuring release of less than $0.1 million.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Income

Interest income of $0.7 million for the quarter ended April 1, 2007 was relatively flat with the quarter ended April 2, 2006, which was $0.8 million. The decrease was a result of lower average cash balances, partially offset by higher interest rates.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net was a net other expense of $0.4 million for the quarter ended April 1, 2007 compared to a net other income of $0.3 million for the quarter ended April 2, 2006. The net other expense resulted primarily from the revaluation of foreign currency contracts and bank fees.

Income Taxes

For the quarter ended April 1, 2007, we recorded a net income tax provision of $0.2 million on pre-tax income of $1.4 million. This tax provision is primarily comprised of taxes provided on foreign earnings and foreign capital taxes, partially offset by a release of the deferred tax liability resulting from the goodwill impairment charge recognized. We have been experiencing a low income tax rate on the majority of our European income over the past ten years due to a Swiss tax holiday. This tax holiday has expired and although we expect the European tax rate to continue to be lower than other tax jurisdictions, we recorded higher tax rates in the first quarter and anticipate to record higher tax rates on this income in the future.

For the quarter ended April 2, 2006, we recorded an income tax benefit of $1.4 million on a pre-tax loss of $5.6 million. This tax benefit is primarily comprised of a release of the deferred tax liability resulting from the impairment charge recognized and also includes minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $8.2 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized. Consistent with the provisions of FIN 48, we reclassified $4.0 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. At April 1, 2007, we have $5.9 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we have approximately $0.4 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject. We are no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by they IRS if they either have been or will be used in a future period. Various state income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Details of our total cash, cash equivalents and temporary investments are shown in the table below:

	April 1,	Dec.31,
	2007	2006	$Change	%Change
	(In thousands, except %)

Total cash, cash equivalents and temporary
investments for the U.S. entity	$7,444	$2,653	$4,791	181%
Total cash, cash equivalents and temporary
investments for non-U.S. entities (1)	$69,404	65,495	3,909	6
Total consolidated cash, cash equivalents
and temporary investments	$76,848	$68,148	$8,700	13

Working capital	$84,234	$79,273	$547	1%

(1)

Of the $69.4 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at April 1, 2007. At December 31, 2006, $0.1 million of the non-U.S. entity cash was restricted.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

For the three months ended April 1, 2007, cash provided by operations amounted to $8.6 million. The primary sources of cash from operations for the three months ended April 1, 2007 were strong collections from seasonal fourth quarter receivables and net income.

Trade receivables decreased in the three months ended April 1, 2007, due to the timing of sales during the respective quarters. Days sales outstanding (“DSO”) in receivables decreased from 36 days at December 31, 2006 to 28 days at April 1, 2007. DSO increased primarily due to the timing of sales. Inventories decreased slightly during the three months ended April 1, 2007 primarily in the Zip product line. During the quarter, we paid out $1.5 million in restructuring payments, primarily for leases, and approximately $1.7 million in employee bonuses and profit sharing.

Our goal is to continue to increase cash flows from operations by improving the financial results of the CSS business, in particular HDD and improving REV product sales and margins. Although we have made significant progress on all of these initiatives, we can give no assurance that this progress is sustainable in the long term.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

We believe that our current balance of total unrestricted cash, cash equivalents and temporary investments will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year. We do not believe that our cash balances would be adequate to fund a material acquisition. In that situation, we would need to borrow cash or fund the acquisition through a stock offering. Additionally, cash flow from future operations, investing activities and the precise amount and timing of our future financing needs cannot be determined. Future cash flow will depend on a number of factors, including management’s ability to achieve the goals set forth in the preceding paragraph and those factors set forth in the section labeled “Risk Factors” in Item 1A of Part II in this Form 10-Q. Should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of total unrestricted cash, cash equivalents and temporary investments is our sole source of liquidity. Given our history of sales declines and losses, there is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

Other Matters

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which amends SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

For quantitative and qualitative disclosures about market risk affecting Iomega, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 1, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Demand for Our Products and Services and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Our ability to improve and/or sustain satisfactory HDD gross margins;
•	Our ability to generate significant sales and profit margin from REV and NAS products and OfficeScreen services;
•	Our ability to replace declining Zip revenues and profits with revenues and profits from other products and services;
•	Worldwide market conditions and demand for digital storage products;
•	Our success in meeting targeted availability dates for new and enhanced products;
•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;
•	Our ability to maintain an appropriate cost structure;
•	Our ability to attract and retain competent, motivated employees;
•	Our ability to comply with applicable legal requirements throughout the world;
•	Our ability to avoid disruptions to our ongoing business as we evaluate strategic investments, including the evaluation of new opportunities related to services for small- and medium-sized businesses;
•	Access to HDD at a competitive price and in sufficient quantities;
•	Our ability to utilize reliable outsource partners for certain critical functions at prices that keep us competitive and
•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence. Although we have recorded profits in the past three quarters, we have been unable to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to sustain profits in the future.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Zip Drives and Disks

Zip products have accounted for the majority of our product operating income from 1996 through 2006 and have provided our only meaningful source of product operating income for the past several years. However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999. These declines are expected to continue through the end of the Zip product lifecycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions. Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in the future. Further, we will not be viable unless we generate significant product operating income from products other than Zip products. We can provide no assurance that we will be able to do so in the future. In addition, as a result of the end of the life cycle for Zip, we expect to incur various claims for excess and obsolete inventory and may incur higher per-unit charges on small volumes of purchases or other costs associated with waning sales of this product line. Further, retail distributors who have featured Iomega products because of their desire to sell our proprietary Zip products may reduce or end purchases of non-Zip products as Zip sales become less important to pulling in customers for their businesses.

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Inability to create product awareness or lack of market acceptance of the REV 70GB Backup Drive;
•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
•	Failure to achieve significant OEM adoption of the products;
•	Intense competition;
•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;
•	The potential for further delays or other failures of our OEM partner in the broadcast industry, Thomson N.A., to introduce expected products utilizing REV drives and disks in 2007;
•	Potential declines in demand for REV 35GB products because of the launch of REV 70GB products;
•	The potential for cost overruns, schedule misses or performance issues with next generation REV products as we develop additional REV products and
•	Risks that third parties may assert intellectual property claims against REV products.

Consumer Storage Solutions Products

CSS products and primarily HDD products have accounted for the majority of our revenue over the past several quarters. Additionally, with the introduction of the new HDD products in the second half of 2006, HDD has become an even larger portion of our revenue and is absorbing a large amount of our fixed overhead and spending costs. As a result, the impact of competition in this segment can have a larger impact on our financial results than in the past.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Consumer Storage Solutions Products (Continued)

Virtually all of our CSS products are commodity-type products, which are similar to many other widely available products. These competing products are marketed by both name-brand manufacturers and generic competitors and we source hard drives from the same companies we compete with. Hard drive manufacturers, who are suppliers and also competitors, have an inherent cost advantage and therefore can undercut Iomega’s pricing in the market at any time. Moreover, besides our trademarks, we own limited intellectual property relating to many of our CSS products. Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations and frequent end user price reductions. In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory. Historically, we have failed to accomplish these objectives and this business has never achieved full year profitability. In light of these challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.

Further, in their own effort to seek the highest margin possible, large retail customers seek levels of promotional funds or other consideration and benefits that may not be consistent with our profit goals; lower retail sales or higher selling expenses therefore can result from positions taken by large retailers. In the highly competitive U.S. retail channel, there could be swings in demand for our CSS products, and we could be faced with difficult decisions about whether to grant costly concessions such as product returns or stock rotation, at any time.

U.S. Sales

Selling HDD products into retail channels in the U.S. has been an increasing challenge for us. Recently, CompUSA announced they would close a substantial number of their stores, reducing certain volume opportunities for Iomega. Further, it appears that some companies with their own manufacturing capabilities are increasing competition and lowering prices aggressively. We have generally believed that a certain volume of retail sales is beneficial to maintain brand awareness; however, our retail HDD volume in the U.S. has been decreasing over the past few quarters. We can give no assurances regarding our future success in selling HDD products in retail channels in the U.S. Additionally, as Zip products approach the end of their life, there is a risk that our distribution or retail customers elect to discontinue selling Zip products earlier than anticipated due to lower volumes.

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

Our acquisition of CSCI, Inc. introduces management and various personnel to new challenges, including the need to incorporate a private company into our public company processes and controls; the need for us to simultaneously launch additional sales of this newly acquired service while hiring and scaling up support for offering OfficeScreen services to more and more customers. Historically, CSCI did not have the same extent of process controls as a public company, and that company environment is in the midst of a period of change, from ownership by two founders to ownership and integration by a public company. Changing the management and tracking of information could result in disruption or loss of past checks and balances. Further, selling security and/or firewall services will require new contracts and the wide distribution of a service that is a new offering from us and potentially a new service for future customers. These efforts all involve execution, market risk and competition; implementation of new business processes and systems and there is no assurance that we will be successful in this new endeavor.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

We have initiated various restructuring actions in the past in conjunction with our desire to reduce costs, operate efficiently and maintain lean staffing levels. Other restructuring actions may be necessary in the future. Our ability to retain key employees or our success at maintaining institutional knowledge and consistent application of controls, may be adversely affected because of past or any future restructuring activities or any regrettable turnover of personnel, if any occur.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

We are always at risk that any future failure of our own controls or the controls at any of our outsourcing partners could result in reported material weaknesses. Responsibility for the finance function for Europe has changed hands internally as we have restructured over the past year. In general, we have somewhat more risk and a newer, smaller compliance team in Europe, but our greatest growth in revenue has been in Europe in recent quarters. We have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge. In addition, our new managed security services subsidiary will require development of new process controls, associated with integrating a small private company into our Company. Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control. Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

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

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics operations, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services provider. These systems may develop communication, compatibility, control or reliability problems. In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks. In the second quarter of 2007, in an effort to further reduce operating costs, we are changing our distributions and logistics supplier globally to a new partner. Transitioning a highly integrated, critical relationship can cause disruption, incremental costs during the transition, interruptions to shipments, increased manual processes, risk of accounting or I.T. issues or other business risks.

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

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Company Operations, Component Supplies and Inventory (Continued)

As suppliers upgrade their components, they regularly “end of life” older components. As we become aware of an end of life situation, we attempt to make purchases to cover all future requirements or find a suitable substitute component. In such cases, we may not be successful in obtaining sufficient numbers of components or in finding a substitute. In particular, Zip products are quickly approaching the end of their lifecycle and we have experienced supplier charges and excess inventory components. Although we cannot quantify the charges, we anticipate to experience future charges related to Zip end of life. In summary, we can offer no assurance that we will be able to obtain a sufficient supply of components on a timely and cost effective basis. Our failure to do so would lead to a material adverse impact on our business.

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

International Operations

Our International operations are currently accounting for more than two-thirds of our revenue. Additionally, we have a relatively small administrative staff to support these operations. Much of the support is coming from Corporate in the U.S. International laws and rules can be very complicated and there is a risk that we will not meet all of the legal, tax and other requirements which could result in penalties or other actions.

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

In addition, we employ people throughout the world. Although we attempt to fulfill all of our obligations, enforce all of our rights appropriately and comply with all applicable laws and regulations under these agreements and relationships, our organization is complex and errors may occur. We have been sued and may be sued, under numerous legal theories, including breach of contract, tort, product liability, intellectual property infringement and other theories. Such litigation, regardless of the outcome, may have an adverse effect upon our profitability or public perception.

Changes in our assumptions with respect to uncertain tax positions may have an adverse effect on our results of operations.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007, as required. In 2007 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence. Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results. Significant portions of our sales are generated in Europe and, to a lesser extent, Asia. We invoice the majority of our European customers in Euros and invoice most of our remaining customers in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results. Our management is giving serious attention to possible strategic opportunities to build the business and find synergistic products or services. Potential strategic transactions always involve a heightened risk of legal claims, disruption and unexpected costs, even failed explorations of transactions can result in spikes in costs for advisors, and even successful transactions can lead to unexpected costs.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarter ended April 1, 2007, we did not repurchase any shares of our Common Stock. As of April 1, 2007, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000. The repurchase plan does not have a fixed termination date.

ITEM 6. EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

/s/ Jonathan S. Huberman .
Dated: May 10, 2007 Jonathan S. Huberman
Vice Chairman and Chief Executive Officer

/s/ Preston Romm .
Dated: May 10, 2007 Preston Romm
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