Form 10-Q
period 2007-07-01
IOMEGA CORP
filed 2007-08-09
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
                                                                                      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from ………… to……………

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

Large accelerated filer ☐                                     Accelerated filer ☒                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2007.

Common Stock, par value $0.03 1/3                                                                                                                           55,319,520
                    (Title of each class)                                                                                                                                 (Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES

                                            Page

Note Regarding Forward-Looking Statements...................................................................................................	2

PART I - FINANCIAL STATEMENTS

Item 1.       Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at July 1, 2007
and December 31, 2006.......................................................................................................................	3

Condensed Consolidated Statements of Operations for the Three Months
Ended July 1, 2007 and July 2, 2006................................................................................................	4

Condensed Consolidated Statements of Operations for the Six Months
Ended July 1, 2007 and July 2, 2006.................................................................................................	5

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended July 1, 2007 and July 2, 2006.................................................................................................	6

Notes to Condensed Consolidated Financial Statements...............................................................	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations.............................................................................................	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................................	46

Item 4. Controls and Procedures........................................................................................................................	46

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................................................................................	47

Item 1A. Risk Factors.............................................................................................................................................	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........................................................	55

Item 4. Submission of Matters to a Vote of Security Holders.........................................................................	55

Item 6. Exhibits........................................................................................................................................................	55

Signatures.................................................................................................................................................................	56

Exhibit Index.............................................................................................................................................................	57

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “contingency(ies),” “plans,” “forecasts,” “forecasted,” “we generally,” “reserves,” goals,” “objectives” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to, statements concerning:

•
Our goals for 2007, which are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business; (3) to continue to penetrate the high-growth NAS market; (4) to ramp REV® 70GB products and push for broad market adoption; (5) to grow our managed services business domestically and abroad; and (6) to continue to evaluate new opportunities where we can leverage our brand and channel assets.

•	Our goal of increasing cash flow from operations;
•
Our goal to achieve 2007 full year profitability and positive cash flow from operations through containing operating expense spending, HDD sales growth and maintaining or improving the gross margins and growing REV product sales;

•	References to the ongoing efforts to complete our transition to a new distribution and logistics supplier;
•	References to our fourth quarter being seasonally strong, or our summer months being seasonally slow in Europe due to holidays;
•	Expected future taxes including taxes on repatriation of cash from Europe to the U.S.;
•	References to expected volatility, expected term and value of stock options;
•
The Section below entitled “Risk Factors”, including all discussions therein concerning things that could happen to Iomega®, its products, employees, profits or other aspects of the business in the future;

•	All references to our focus or intended focus for our sales efforts;
•
The belief that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year.

There are numerous factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements.  These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources”  and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 2 and 2 of Part I and “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q.  In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the SEC and undue reliance should not be placed on these statements.  We specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	July 1, 2007	Dec. 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$70,274	$56,617
Restricted cash	88	88
Temporary investments	4,766	11,443
Trade receivables, less allowance for doubtful accounts of $955 at July 1, 2007 and $1,535 at December 31, 2006	21,402	30,418
Inventories	41,530	42,593
Deferred income taxes	2,247	2,747
Other current assets	2,385	3,401
Total Current Assets	142,692	147,307

Property and Equipment, at Cost	75,846	84,845
Accumulated Depreciation	(70,685)	(78,292)
Net Property and Equipment	5,161	6,553

Goodwill	9,818	12,451
Other Intangibles, Net	925	1,043
Other Assets	17	60
Total Assets	$158,613	$167,414

Current Liabilities:
Accounts payable	$30,888	$35,105
Other current liabilities	22,350	32,475
Income taxes payable	1,646	454
Total Current Liabilities	54,884	68,034

Deferred Income Taxes	8,048	9,573
Other Liabilities	2,842	-

Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,317,270 shares at July 1, 2007 and 55,307,770 shares at December 31, 2006	1,847	1,846
Additional paid-in capital	60,426	59,635
Less: 575,200 Common Stock treasury shares, at cost, at July 1, 2007 and December 31, 2006	(5,662)	(5,662)
Retained earnings	36,228	33,988
Total Stockholders’ Equity	92,839	89,807
Total Liabilities and Stockholders’ Equity	$158,613	$167,414

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended
	July 1, 2007	July 2, 2006
	(Unaudited)
Sales	$59,319	$40,652
Cost of sales	47,180	33,859
Gross Margin	12,139	6,793

Operating Expenses:
Selling, general and administrative	10,397	10,510
Research and development	1,784	2,475
Restructuring charges (reversals)	(44)	4,291
Goodwill impairment charge	1,253	2,341
License and patent fee income	(102)	(1,085)
Bad debt credit	(102)	(153)
Total Operating Expenses	13,186	18,379
Operating loss	(1,047)	(11,586)

Interest income	605	776
Interest expense and other income (expense), net	307	(386)
Loss before income taxes	(135)	(11,196)

Benefit for income taxes	1,226	797
Net Income (Loss)	$1,091	$(10,399)

Net Income (Loss) Per Basic Share	$0.02	$(0.20)
Net Income (Loss) Per Diluted Common Share	$0.02	$(0.20)

Weighted Average Common Shares Outstanding	54,737	51,658
Weighted Average Common Shares Outstanding - Assuming Dilution	55,148	51,658

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Six Months Ended
	July 1, 2007	July 2, 2006
	(Unaudited)
Sales	$135,303	$99,733
Cost of sales	108,861	81,139
Gross Margin	26,442	18,594

Operating Expenses:
Selling, general and administrative	20,781	23,092
Research and development	3,523	5,042
Restructuring charges (reversals)	(82)	4,569
Goodwill impairment charges	2,963	5,422
License and patent fee income	(452)	(1,085)
Bad debt credits	(366)	(275)
Total Operating Expenses	26,367	36,765
Operating income (loss)	75	(18,171)

Interest income	1,274	1,539
Interest expense and other income (expense), net	(107)	(135)
Income (loss) before income taxes	1,242	(16,767)

Benefit for income taxes	998	2,199
Net Income (Loss)	$2,240	$(14,568)

Net Income (Loss) Per Basic Share	$0.04	$(0.28)
Net Income (Loss) Per Diluted Common Share	$0.04	$(0.28)

Weighted Average Common Shares Outstanding	54,735	51,653
Weighted Average Common Shares Outstanding - Assuming Dilution	55,054	51,653

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

 IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	July 1, 2007	July 2, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$2,240	$(14,568)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operations:
Depreciation and amortization	1,687	2,675
Deferred income tax provision (benefit)	(1,025)	(2,122)
Tax contingency net releases	(1,481)	-
Stock-related compensation expense	555	171
Goodwill impairment charges	2,963	5,422
Non-cash inventory write-offs (reversals)	582	(742)
Bad debt credits	(366)	(275)
Other	(36)	(372)
Changes in Assets and Liabilities:
Restricted cash	–	169
Trade receivables	9,382	14,397
Inventories	481	(1,154)
Other current assets	1,016	279
Accounts payable	(4,217)	(18,226)
Other current liabilities	(4,142)	(4,372)
Accrued restructuring	(1,660)	1,156
Income taxes	1,192	(599)
Net cash provided by (used in) operating activities	7,171	(18,161)

Cash Flows from Investing Activities:
Purchases of property and equipment	(279)	(403)
Proceeds from sales of assets	56	82
Purchases of temporary investments	(6,795)	(11,280)
Sales of temporary investments	13,554	17,420
Additional payments associated with CSCI, Inc. acquisition	(120)	-
Net change in other assets and other liabilities	43	7
Net cash provided by investing activities	6,459	5,826

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	27	34
Net cash provided by financing activities	27	34
Net Increase (Decrease) in Total Cash and Cash Equivalents	13,657	(12,301)
Total Cash and Cash Equivalents at Beginning of Period	56,617	70,943
Total Cash and Cash Equivalents at End of Period	$70,274	$58,642

Non-Cash Investing and Financing Activities:
Adjustment of CSCI, Inc. acquisition	$210	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)  Operations and Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of July 1, 2007 and December 31, 2006, the results of operations for the quarter and six months ended July 1, 2007 and July 2, 2006 and cash flows for the six months ended July 1, 2007 and July 2, 2006.

The results of operations for the quarter and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the entire year or for any future period.

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

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	July 1,	Dec. 31,
	2007	2006
	(In thousands)

Raw materials	$1,645	$1,891
Finished goods	39,885	40,702
	$41,530	$42,593

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.  Losses have been recorded for the quarter ended July 2, 2006, thus there was no dilution, as all outstanding options were considered anti-dilutive.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)

For the Three Months Ended:
July 1, 2007:
Basic EPS	$1,091	54,737	$0.02
Effect of options	-	411	-
Diluted EPS	$1,091	55,148	$0.02

July 2, 2006:
Basic EPS	$(10,399)	51,658	$(0.20)
Effect of options	-	-	-
Diluted EPS	$(10,399)	51,658	$(0.20)

For the Six Months Ended:
July 1, 2007:
Basic EPS	$2,240	54,735	$0.04
Effect of options	-	319	-
Diluted EPS	$2,240	55,054	$0.04

July 2, 2006:
Basic EPS	$(14,568)	51,653	$(0.28)
Effect of options	-	-	-
Diluted EPS	$(14,568)	51,653	$(0.28)

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share (Continued)

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period.  The average market price of our Common Stock was $4.11 for the three months ended July 1, 2007 and $3.22 for the three months ended July 2, 2006.  The average market price of our Common Stock was $3.92 for the six months ended July 1, 2007 and $2.98 for the six months ended July 2, 2006.

	For the Three Months Ended		For the Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

Out of the money options	846,892	1,180,621	848,392	1,507,955

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

Our condensed consolidated statements of operations included $0.3 million of compensation expense related to stock-based compensation plans for the three months ended July 1, 2007 and $0.2 million for the three months ended July 2, 2006.

Our condensed consolidated statements of operations included $0.6 million of compensation expense related to stock-based compensation plans for the six months ended July 1, 2007 and $0.2 million for the six months ended July 2, 2006.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Stock Compensation Expense (Continued)

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

Forfeitures.  SFAS 123r requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  In calculating the forfeiture rates we have excluded options that were significantly out of the money, primarily because they relate to older, fully vested awards.

We used the following assumptions to estimate the fair value of options granted for the three months ended July 1, 2007 and July 2, 2006:

	For the Three Months Ended		For the Six Months Ended
Assumption	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)

Average expected term (in years)	3.9	3.9	3.9	3.9
Expected stock price volatility	39%	55%	39%	59%
Risk-free interest rate (range)	4.6–4.9%	4.5–5.1%	4.5-4.9%	4.3-5.1%
Expected dividends	Zero	Zero	Zero	Zero

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

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

Changes in our warranty liability during all periods presented were as follows:

	For the Three Months Ended		For the Six Months Ended
	July ,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(In thousands)

Balance at beginning of period	$5,099	$4,455	$4,576	$4,973
Accruals/additions	1,276	942	3,272	1,637
Claims	(1,386)	(1,320)	(2,859)	(2,533)
Balance at end of period	$4,989	$4,077	$4,989	$4,077

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September of 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement provides enhanced guidance for using fair value to measure assets and liabilities.  This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 does not expand the use of fair value in any new circumstances.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

At April 1, 2007, we had $5.9 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.

As a result of the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities during the second quarter of 2007, as described below, the total amount of unrecognized tax benefits was reduced by $1.4 million. At July 1, 2007, we have $4.5 million of unrecognized tax benefits, $2.6 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption of FIN 48, we had accrued $0.3 million for the payment of interest and penalties relating to unrecognized tax benefits.  This amount was increased during the first quarter of 2007 by $0.1 million for additional accruals of interest and penalties and reduced during the second quarter of 2007 by $0.2 million for the release of accruals related to the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities.  As of July 1, 2007, we have approximately $0.2 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.  We are no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  Various state income tax returns are under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

For the quarter ended July 1, 2007, we recorded a net income tax benefit of $1.2 million on a pre-tax loss of $0.1 million.  This net tax benefit was primarily comprised of a $1.6 million release of a contingency reserve related to a foreign tax exposure for which the statute of limitations expired in the second quarter of 2007 and a $0.5 million release of a deferred tax liability resulting from the goodwill impairment charge recorded during the quarter, partially offset by taxes provided on foreign earnings and capital taxes.

For the quarter ended July 2, 2006, we recorded an income tax benefit of $0.8 million on a pre-tax loss of $11.2 million.  This tax benefit was primarily comprised of a release of a deferred tax liability resulting from the goodwill impairment charge.

For the six months ended July 1, 2007, we recorded a net income tax benefit of $1.0 million on pre-tax income of $1.2 million.  This net tax benefit was primarily comprised of a $1.6 million release of a contingency reserve related to a foreign tax exposure for which the statute of limitations expired in the second quarter of 2007 and releases of $1.2 million of deferred tax liabilities resulting from the goodwill impairment charges recognized, partially offset by taxes provided on foreign earnings and capital taxes.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(2)  Income Taxes (Continued)

For the six months ended July 2, 2006, we recorded an income tax benefit of $2.2 million on a pre-tax loss of $16.8 million.  This tax benefit was primarily comprised of a release of a deferred tax liability resulting from the goodwill impairment charges recognized, minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns and the accrual of foreign income and capital taxes.

(3)  Business Segment Information

We have six reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments

Consumer Products	1. Consumer Storage Solutions
2. Zip Products

Business Products	3. REV Products
4. Network Storage Systems
5. Services

Other Products	6. Other Products

Consumer Products

Our Consumer Products category is comprised of the Consumer Storage Solutions (“CSS”) segment and the Zip® Products segment.

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

Our Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions and system integration, and Iomega services such as iStorageTM.  We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses.  The Iomega services were previously reflected in the Other Products segment.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.  iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category.

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

Reportable Operating Segment Information:

	For the Quarter Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions	$40,088	$20,150	$92,577	$51,682
Zip Products	3,763	7,793	9,281	19,436
Total Consumer Products	43,851	27,943	101,858	71,118
Business Products:
REV Products	9,203	8,889	20,407	19,668
Network Storage Systems	4,816	3,395	9,554	8,251
Services	1,353	146	3,245	261
Total Business Products	15,372	12,430	33,206	28,180
Other Products	96	279	239	435
Total Sales	$59,319	$40,652	$135,303	$99,733

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$50	$(4,723)	$404	$(9,922)
Zip Products	225	48	580	1,107
Total Consumer Products	275	(4,675)	984	(8,815)
Business Products:
REV Products	(274)	(3,759)	30	(5,375)
Network Storage Systems	(764)	33	(355)	420
Services	(535)	125	(1,055)	227
Total Business Products	(1,573)	(3,601)	(1,380)	(4,728)
Other Products	207	981	389	936
Non-restructuring charge	-	-	-	(995)
Restructuring (charges) reversals	44	(4,291)	82	(4,569)
Total Operating Income (Loss)	$(1,047)	$(11,586)	$75	$(18,171)

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals

We currently have restructuring reserves under three different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions and the 2004 restructuring actions.  The following table summarizes the reserve balances related to each of these restructuring actions:

	July 1,	Dec. 31,
	2007	2006
	(In thousands)

Other Current Liabilities:
Third Quarter 2001 restructuring actions	$-	$1,366
2003 restructuring actions	-	6
2004 restructuring actions	111	77
2005 restructuring actions	84	219
2006 restructuring actions	18	205
Total	$213	$1,873

Fixed Asset Reserves:
2003 restructuring actions	$-	$114
2005 restructuring actions	64	131
Total	$64	$245

During both the first and second quarters of 2007, we recorded a net restructuring release of less than $0.1 million.

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

During the second quarter of 2007, we recorded a restructuring benefit of less than $0.1 million related to international facilities.  Due to recent organization changes, we began utilizing a portion of the floor space that we had subleased to another company.  As of July 1, 2007, we have made $2.7 million in cumulative cash payments related to the 2006 restructuring charges.

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges at July 1, 2007.  Utilization of and other activity related to the 2006 restructuring reserves during the quarter ended July 1, 2007 are summarized below:

	Balance		Utilized		Foreign Currency	Balance
	4/1/07	Reversals	Cash	Non-Cash	Changes	7/1/07
	(In thousands)
2006 Restructuring Actions:
Severance and benefits (a)	$1	$(1)	$-	$–	$-	$-
Lease termination costs (a)	44	(19)	(19)	–	-	6
Miscellaneous liabilities (a)	13	(1)	-	-	–	12
	$58	$(21)	$(19)	$-	$-	$18

Balance Sheet Breakout:
Accrued restructuring charges (a)	$58	$(21)	$(19)	$-	$-	$18

(a)	Amounts represent primarily cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2006 Restructuring Actions (Continued)

Utilization of and other activity related to the 2006 restructuring reserves during the six months ended July 1, 2007 are summarized below:

	Balance		Utilized		Foreign Currency	Balance
	12/31/06	Reversals	Cash	Non-Cash	Changes	7/1/07
	(In thousands)
2006 Restructuring Actions:
Severance and benefits (a)	$133	$(39)	$(95)	$–	$1	$-
Lease termination costs (a)	58	(19)	(33)	–	-	6
Miscellaneous liabilities (a)	14	(1)	(1)	-	–	12
	$205	$(59)	$(129)	$-	$1	$18

Balance Sheet Breakout:
Accrued restructuring charges (a)	$205	$(59)	$(129)	$-	$1	$18

(a)	Amounts represent primarily cash charges.

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

We have made $5.0 million in cumulative cash payments related to the 2005 restructuring actions, of which less than $0.1 million was disbursed during the first quarter of 2007 and $0.1 million was disbursed during the second quarter of 2007.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2005 Restructuring Actions (Continued)

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges and less than $0.1 million are included in our fixed asset reserves at July 1, 2007.  Utilization of and other activity related to the 2005 restructuring reserves during the three months ended July 1, 2007 are summarized below:

	Balance		Utilized		Balance
	4/1/07	Reversals	Cash	Non-Cash	7/1/07
	(In thousands)
2005 Restructuring Actions:
Lease termination costs (a)	$132	$-	$(48)	$–	$84
Lease related assets (b)	93	–	–	(29)	64
	$225	$-	$(48)	$(29)	$148

Balance Sheet Breakout:
Accrued restructuring charges (a)	$132	$-	$(48)	$–	$84
Fixed asset reserves (b)	93	–	–	(29)	64
	$225	$-	$(48)	$(29)	$148

(a)	Amounts represent primarily cash charges.
    (b)   Amounts represent primarily non-cash charges.

Utilization of and other activity related to the 2005 restructuring reserves during the six months ended July 1, 2007 are summarized below:

	Balance		Utilized		Balance
	12/31/06	Reversals	Cash	Non-Cash	7/1/07
	(In thousands)
2005 Restructuring Actions:
Lease termination costs (a)	$219	$(81)	$(54)	$–	$84
Lease related assets (b)	131	–	–	(67)	64
	$350	$(81)	$(54)	$(67)	$148

Balance Sheet Breakout:
Accrued restructuring charges (a)	$219	$(81)	$(54)	$–	$84
Fixed asset reserves (b)	131	–	–	(67)	64
	$350	$(81)	$(54)	$(67)	$148

(a)	Amounts represent primarily cash charges.
    (b)   Amounts represent primarily non-cash charges.

At July 1, 2007, lease payments are being made on a continuous monthly basis, and of these facilities, the last lease expires in July of 2008.  We have entered into a sublease agreement on the leased facility that expires in 2008.  The lease related assets are being utilized by the tenant who is subleasing the facility.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2004 Restructuring Actions (Continued)

During the second quarter of 2007, we released less than $0.1 million associated with lease termination costs for a building which lease expired and the facility was turned back to the landlord.

As of July 1, 2007, we have made $3.7 million in cumulative cash payments related to the 2004 restructuring actions, of which less than $0.1 million was disbursed during 2007.

Remaining restructuring reserves of $0.1 million are included in our accrued restructuring charges as of July 1, 2007.  Utilization of and other activity related to the 2004 restructuring reserves during the three months ended July 1, 2007 are summarized below:

	Balance			Utilized	Balance
	4/1/07	Additions	Reversals	Cash	Non-Cash	7/1/07
	(In thousands)
2004 Restructuring Actions:
Lease termination costs (a)	$165	$-	$(6)	$(48)	$–	$111

Balance Sheet Breakout:
Accrued restructuring charges (a)	$165	$-	$(6)	$(48)	$–	$111

(a)	Amounts represent cash charges.

Utilization of and other activity relating to the 2004 restructuring charges during the six months ended July 1, 2007 are summarized below:

	Balance			Utilized	Balance
	12/31/07	Additions	Reversals	Cash	Non-Cash	7/1/07
	(In thousands)
2004 Restructuring Actions:
Lease termination costs (a)	$77	$88	$(6)	$(48)	$–	$111

Balance Sheet Breakout:
Accrued restructuring charges (a)	$77	$88	$(6)	$(48)	$–	$111

(a)	Amounts represent cash charges.

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

During the second quarter of 2007, we released less than $0.1 million associated with lease termination costs for a building which lease expired and the facility was turned back to the landlord.

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges at July 1, 2007.  Utilization of the 2003 restructuring reserves during the three months ended July 1, 2007 is summarized below:

	Balance	Utilized			Balance
	4/1/07	Cash	Non-Cash	Reversals	7/1/07
	(In thousands)
2003 Restructuring Actions:
Lease termination costs (a)	$5	$-	$–	$(5)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$5	$-	$–	$(5)	$-

(a)	Amounts represent primarily cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2003 Restructuring Actions (Continued)

Utilization of the 2003 restructuring reserves during the six months ended July 1, 2007 is summarized below:

	Balance	Utilized			Balance
	12/31/06	Cash	Non-Cash	Reversals	7/1/07
	(In thousands)
2003 Restructuring Actions:
Lease termination costs (a)	$6	$(1)	$–	$(5)	$-
Furniture (b)	114	–	(114)	-	-
	$120	$(1)	$(114)	$(5)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$6	$(1)	$–	$(5)	$-
Fixed asset reserves (b)	114	–	(114)	-	-
	$120	$(1)	$(114)	$(5)	$-

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

During 2006, we recorded an additional net $0.9 million for U.S. lease termination costs because of us not being able to locate a subtenant in the timeframe originally anticipated.  In January of 2007, we finalized an agreement to assist a company to purchase the building we were leasing and they have released us from our remaining lease obligations.  This resulted in an overall $0.6 million cash savings.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

Third Quarter 2001 Restructuring Actions (Continued)

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges as of July 1, 2007.  Utilization of the Third Quarter 2001 restructuring reserves during the three months ended July 1, 2007 is summarized below:

	Balance	Utilized			Balance
	4/1/07	Cash	Non-Cash	Reversals	7/1/07
	(In thousands)
Third Quarter 2001 Restructuring Actions:
Lease cancellations (a)	$12	$-	$–	$(12)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$12	$-	$–	$(12)	$-

(a) Amounts represent primarily cash charges.

Utilization of the Third Quarter 2001 restructuring reserves during the six months ended July 1, 2007 is summarized below:

	Balance	Utilized			Balance
	12/31/06	Cash	Non-Cash	Reversals	7/1/07
	(In thousands)
Third Quarter 2001 Restructuring Actions:
Lease cancellations (a)	$1,366	$(1,354)	$–	$(12)	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,366	$(1,354)	$–	$(12)	$-

(a) Amounts represent primarily cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(6)  Stockholders’ Equity

Share-Based Compensation Plans

Stock Option Plans

We had a 1997 Stock Incentive Plan (the “1997 Plan”).  Our 1997 Plan provided for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards.  The 1997 Plan expired in January of 2007 and no other options have been granted under this plan after its expiration date; however, all outstanding, un-expired options under the 1997 Plan remain in effect.

We had a 1995 Director Stock Option Plan (the “1995 Director Plan”), and a 2005 Director Stock Option Plan (the “2005 Director Plan”).  The 1995 Director Plan expired on July 25, 2005 and no further options have been granted under this plan after its expiration date; however, all outstanding, un-expired options under the 1995 Director Plan remain in effect.  The 2005 Director Plan was terminated on May 23, 2007 as a result for the shareholder approval of the new 2007 Stock Option Plan described below and no further options have been granted under this plan after its termination date; however, all outstanding, un-expired options under the 2005 Director Plan remain in effect.

We have a 2007 Stock Option Plan (the “2007 Plan”).  Our 2007 Plan was approved by the Shareholders on May 23, 2007, following an earlier Board vote to recommend this Plan.  The 2007 Plan provides for the grant of various awards including incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified options, restricted shares, performance awards, and other stock based awards, as determined at the time of grant.  Under the 2007 Plan, we can grant options or awards for up to 5,500,000 shares of Common Stock to our employees, officers, directors, consultants and advisors.  The exercise price for all options granted under the plan will be the closing price of our Common Stock on the date of grant.  Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable option agreement.  The duration of options awarded under this plan cannot exceed ten years from the date of grant, except as may be required under laws of other countries.  The Board may award restricted shares of our Common Stock, which shares may be subject to risk of forfeiture or restrictions as may be imposed by the Board.  The total of all shares subject to awards other than stock options may not exceed 33% of the authorized shares under the 2007 Plan.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(6)  Stockholders’ Equity (Continued)

Stock Option Activity and Weighted Average Prices

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans at July 1, 2007 and their respective weighted average exercise prices:

		Weighted
	Shares	Average
	(000’s )	Exercise Price

Outstanding at beginning of year	3,060	$3.90
Granted	161	4.14
Exercised	(11)	2.73
Forfeited / Cancelled / Expired	(56)	5.32
Outstanding at July 1, 2007	3,154	3.89
Options exercisable at July 1, 2007	1,233	5.11

(7)  Other Matters

Other Intangible Assets

At July 1, 2007, we had $0.9 million in net intangible assets, all of which are subject to amortization.  Our intangible assets include the OfficeScreen trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition.  Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization expense was less than $0.1 million for quarter ended July 1, 2007 and $0.2 million for the six months ended July 1, 2007.  Amortization expense for each of the next five fiscal years is anticipated to be $0.1 million for the remainder of 2007, approximately $0.2 million each year from 2008 through 2010, $0.1 million in 2011 and $0.1 million thereafter.  At July 1, 2007, the weighted average useful life of our intangible assets was approximately 5.2 years.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

	July 1, 2007	Dec. 31, 2006
	(In thousands)
Other Intangible Assets:
Gross value	$1,127	$1,127
Accumulated amortization	(202)	(84)
Net intangible assets	$925	$1,043

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(7)  Other Matters(Continued)

Goodwill Impairment

We have performed the interim impairment test due to indications of impairment as required under FASB  Statement No. 142, “Goodwill and Other Intangible Assets” and have determined that our goodwill, associated with the Zip product line, was impaired at July 1, 2007.  This test compares our Zip specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets.  The estimated discounted, future cash flows were not adequate to cover the carrying value of Zip goodwill as of July 1, 2007.  As a result, impairment charges of $1.3 million and $3.0 million were recorded as a separate component of operating expenses for the quarter and six months ended July 1, 2007.  There is no remaining goodwill related to Zip specific products as of July 1, 2007, as the assets have now been fully written off.

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

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives.  The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors and resellers.  We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative.  Sales of Zip disks are continuing worldwide, including the EU.  The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world.  The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and Network HDD drives (previously included in the CSS Products segment) in the entry-level and low-end network attached storage market.  The Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions, systems integration and Iomega services such as iStorageTM (previously included in the Other Products segment).  We acquired CSCI in August of 2006.  CSCI’s OfficeScreen managed security services include managing firewalls, virtual private networks (“VPNs”) and providing remote access for small businesses.  The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz® disks and software products such as Iomega Automatic Backup software and other miscellaneous products.

From 1996 through 2006, the Zip Products segment was the largest contributor to our product operating income.  As the Zip business has approached the end of its product lifecycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue.  In recent years, we have invested significant efforts and dollars on the development of the first and second generation REV products, which were launched in the second quarter of 2004 and July of 2006, respectively.  Sales of REV products have exceeded Zip product sales for the past several quarters; however, REV products have been unprofitable every quarter until 2007 where the product line was slightly profitable the first half of 2007.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses.  CSS business segment product sales (primarily HDD) significantly exceed Zip product sales.  Our CSS business segment achieved operating profitability of $2.3 million in the fourth quarter of 2006 and made a small profit in the first two quarters of 2007.  The fourth quarter of 2006 was the first profitable quarter for CSS ever.  The NSS segment product sales have also been steadily increasing with moderate profits in most periods.  We are continuing to develop our NAS product line, targeting the home office and small and mid-size business segments.  Towards the end of the first quarter of 2007, we began shipping the StorCenterTM Pro NAS 150d product.

We announced a restructuring plan on April 27, 2006, which was implemented in the second and third quarters of 2006.  The restructuring plan was part of an effort to reduce costs and simplify our organizational structure.  In addition, in 2006, we released new HDD products and made changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market place.  Primarily as a result of the above actions, at July 1, 2007, we have recorded our fourth consecutive quarter of net income and third consecutive quarter of year-over-year revenue growth.  The revenue growth is primarily a result of the HDD business which remains extremely competitive.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Our goals for 2007 remain: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business; (3) to continue to penetrate the high-growth NAS market; (4) to ramp REV 70GB products and push for broad market adoption; (5) to grow our managed services business domestically and abroad and (6) to continue to evaluate new opportunities where we can leverage our brand and channel assets.  Notwithstanding our recent accomplishments, there can be no assurance that we will achieve these goals.

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

Seasonality

Our CSS business is typically strongest during the fourth quarter.  Our European sales, which comprise approximately two-thirds of our total sales, are typically weakest during the summer months due to holidays.  There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior quarter are not necessarily indicative of the sales to be expected in any future periods.

Results of Operations

Our net income for the quarter ended July 1, 2007 was $1.1 million, or $0.02 per diluted share, compared with a net loss of $10.4 million, or ($0.20) per share, for the quarter ended July 2, 2006.

Our net income for the six months ended July 1, 2007 was $2.2 million, or $0.04 per diluted share, compared with a net loss of $14.6 million, or ($0.28) per share, for the six months ended July 2, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended July 1, 2007 increased 46% over the same period in the prior year primarily due to the introduction and market acceptance of our new HDD products, partially offset by the expected decrease in Zip product sales.  All prior period amounts have been reclassified to reflect the classification change of Iomega services from Other Products to the Services segment under the Business Products category.

	For the Three Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$40,088	$20,150	$19,938	99%
Zip Products	3,763	7,793	(4,030)	(52)
Total Consumer Products	43,851	27,943	15,908	57
Business Products:
REV Products	9,203	8,889	314	4
Network Storage Systems	4,816	3,395	1,421	42
Services	1,353	146	1,207	827
Total Business Products	15,372	12,430	2,942	24
Other Products	96	279	(183)	(66)
Total Sales	$59,319	$40,652	$18,667	46%

The $19.9 million higher CSS sales resulted from $21.6 million of higher HDD drives, partially offset by $0.9 million of lower Optical product, $0.7 million of lower Mini USB flash drive and $0.1 million of lower floppy external drive sales.  The sales decreases for Optical, Mini USB flash and floppy external drives were primarily as a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products.  Zip product sales continued their expected decline for the quarter ended July 1, 2007, in terms of both units and sales dollars.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Our sales by region for the three months ended July 1, 2007 and July 2, 2006 are shown in the table below:

	For the Three Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Europe	$38,389	$19,957	$18,432	92%
Americas (includes Latin America)	18,110	17,678	432	2
Asia Pacific	2,820	3,017	(197)	(7)
Total	$59,319	$40,652	$18,667	46%

Percent of Total Sales:
Europe	65%	49%
Americas (includes Latin America)	30	44
Asia Pacific	5	7
Total	100%	100%

The increase in sales dollars in Europe was primarily due to higher CSS (HDD), NSS and REV product sales, partially offset by lower Zip product sales.  Sales dollars in the Americas and Asia Pacific region remained relatively flat period over period.  The sales growth in Europe has been primarily due to the introduction of lower cost, competitive HDD products in 2006 and strong retail distribution throughout Europe.  The Americas retail environment is more challenging than the environment we face in Europe and is generally promotional and discount driven.  We currently focus on gross margin generation and other sales channels where we believe we can profitably sell our products and intend to continue this focus in the future. As a result of our focus on profitable sales, we have constrained our Americas retail sales and expect that trend to continue.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

As shown in the table below, total sales for the six months ended July 1, 2007 increased over the prior year primarily due to the introduction and market acceptance of our new HDD products, partially offset by the expected decrease in Zip product sales.  All prior period amounts have been reclassified to reflect the classification changes of the Network HDD drive from the CSS to NSS segment and Iomega Services from Other Products to the Services segment under the Business Products category.

	For the Six Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$92,577	$51,682	$40,895	79%
Zip Products	9,281	19,436	(10,155)	(52)
Total Consumer Products	101,858	71,118	30,740	43
Business Products:
REV Products	20,407	19,668	739	4
Network Storage Systems	9,554	8,251	1,303	16
Services	3,245	261	2,984	1143
Total Business Products	33,206	28,180	5,026	18
Other Products	239	435	(196)	(45)
Total Sales	$135,303	$99,733	$35,570	36%

The $40.9 million higher CSS sales resulted from $45.6 million of higher HDD drives, partially offset by $2.3 million of lower Mini USB flash drive sales, $1.9 million of lower Optical product sales, and $0.5 million of lower floppy external drive sales.  The sales decreases for Mini USB flash, Optical and floppy external drives were primarily as a result of our third quarter 2005 decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products.  Zip product sales continued their expected decline for the six months ended July 1, 2007, in terms of both units and sales dollars.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Our sales by region for the six months ended July 1, 2007 and July 2, 2006 are shown in the table below:

	For the Six Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Europe	$89,802	$49,015	$40,787	83%
Americas (includes Latin America)	40,109	44,045	(3,936)	(9)
Asia Pacific	5,392	6,673	(1,281)	(19)
Total	$135,303	$99,733	$35,570	36%

Percent of Total Sales:
Europe	66%	49%
Americas (includes Latin America)	30	44
Asia Pacific	4	7
Total	100%	100%

The increase in sales dollars in Europe was primarily due to higher CSS (HDD) and NSS product sales, partially offset by lower Zip product sales.  The decrease in sales dollars in the Americas was primarily due to lower Zip and CSS (Optical and Mini USB flash drive) product sales, partially offset by an increase in Services as a result of the CSCI acquisition.  The decrease in sales dollars in the Asia Pacific region was primarily due to lower CSS, NSS and Zip product sales.  The sales growth in Europe has been primarily due to the introduction of lower cost, competitive HDD products and strong retail distribution throughout Europe.  The Americas retail environment is more challenging than the environment we face in Europe and is generally promotional and discount driven.  We currently focus on gross margin generation and other sales channels where we believe we can profitably sell our products and intend to continue this focus in the future. As a result of our focus on profitable sales, we have constrained our Americas retail sales and expect that trend to continue.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

Our gross margin details for the three months ended July 1, 2007 and July 2, 2006 are shown in the table below:

	For the Three Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$12,139	$6,793	$5,346	79%
Total Gross Margin (%)	20.5%	16.7%

The increase in the gross margin percentage was primarily due to new lower cost external HDD products, supply chain improvements, taking non-restructuring inventory and supplier claim charges associated with the implementation of RoHS (the European lead free initiative) in the second quarter of 2006, and other cost reductions, partially offset by an expected decline in Zip revenue.  The increase in gross margin dollars is due to higher revenues and the improved gross margin percentage.

The CSS product gross margins increased in terms of dollars and percentage for the quarter ended July 1, 2007 as compared to the quarter ended July 2, 2006, primarily due to the release of new HDD products, higher sales and improvements in material costs and lower variable overhead costs, resulting from the supply chain improvements.

The Zip product gross margin decreased in terms of dollars for the quarter ended July 1, 2007 as compared to the quarter ended July 2, 2006 due to lower revenue.  Total Zip product gross margin percentage increased primarily due to a higher mix of Zip disks.

The REV product gross margins increased in terms of dollars and percentage for the quarter ended July 1, 2007, compared to the quarter ended July 2, 2006.  The improvement was a result of the release of the REV 70GB Backup Drive and lower variable and fixed overhead spending in the first and second quarters of 2007.

The NSS product gross margins decreased in terms of dollars and percentage for the quarter ended July 1, 2007, compared to the quarter ended July 2, 2006 due to charges associated with the launch of the StorCenter Pro NAS 150d product, combined with a higher mix of product sales with lower gross margins.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Our gross margin details for the six months ended July 1, 2007 and July 2, 2006 are shown in the table below:

	For the Six Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$26,442	$18,594	$7,848	42%
Total Gross Margin (%)	19.5%	18.6%

The increase in the gross margin percentage was primarily due to new lower cost external HDD products, supply chain improvements, taking non-restructuring inventory and supplier claim charges associated with the implementation of RoHS (the European lead free initiative) in the second quarter of 2006 and other cost reductions, partially offset by an expected decline in Zip revenue.

The CSS product gross margins increased in terms of dollars and percentage for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006, primarily due to the release of new HDD products, higher sales and improvements in material costs and lower variable overhead costs, resulting from the supply chain improvements.

The Zip product gross margin decreased in terms of dollars for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006 due to the expected decline in revenues as well as charges associated with the end of life.

The REV product gross margins increased in terms of dollars and percentage for the six months ended July 1, 2007, compared to the six months ended July 2, 2006.  The improvement was a result of the release of the REV 70GB Backup Drive and lower fixed overhead spending in the first and second quarters of 2007.

The NSS product gross margins percentage decreased for the six months ended July 1, 2007, compared to the six months ended July 2, 2006 due to charges associated with the launch of the StorCenter Pro NAS 150d product, combined with a higher mix of product sales with lower gross margins.  NSS gross margin dollars for the six month period remained constant.

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

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.  All prior period amounts have been reclassified to reflect the Services classification change.

	For the Three Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$50	$(4,723)	$4,773	101%
Zip Products	225	48	177	369
Total Consumer Products	275	(4,675)	4,950	106
Business Products:
REV Products	(274)	(3,759)	3,485	93
Network Storage Systems	(764)	33	(797)	(2,415)
Services	(535)	125	(660)	(528)
Total Business Products	(1,573)	(3,601)	2,028	56
Other Products	207	981	(774)	(79)
Restructuring (charges) reversals	44	(4,291)	4,335	101
Total Operating Income (Loss)	$(1,047)	$(11,586)	$10,539	91%

The CSS product operating income as a percentage of CSS product sales improved to 0.1% for the quarter ended July 1, 2007 from a negative 23% product operating loss for the quarter ended July 2, 2006.  The CSS product segment operating income resulted primarily from improved gross margins from the HDD supply chain improvements, lower operating expenses and other cost reductions.

Zip product operating income as a percentage of Zip product sales increased to 6% for the quarter ended July 1, 2007 from 0.6% for the quarter ended July 2, 2006 due to lower operating expenses in 2007 and a larger impairment charge taken in the second quarter of 2006.  We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle.  There is no remaining goodwill related to the Zip product line on the balance sheet at July 1, 2007, as the last impairment charges were taken in the second quarter of 2007.

The REV product operating loss as a percentage of REV product sales improved to a negative 3% for the quarter ended July 1, 2007 compared to a negative 42% for the quarter ended July 2, 2006.  The lower REV product operating loss for the quarter ended July 1, 2007 resulted primarily from lower research and development expenses, lower selling and marketing expenses and  improved gross margins.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The NSS product operating loss as a percentage of NSS product sales decreased to a negative 16% for the quarter ended July 1, 2007 as compared to a positive 1% for the quarter ended July 2, 2006.  The NSS product operating loss for the quarter ended July 1, 2007 resulted primarily from charges associated with the launch of the StorCenter Pro NAS 150d product, combined with a higher mix of product sales with lower gross margins.

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our new managed Services business.

Other Products product operating income decreased for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006, primarily as a result of lower license fee and patent income, which is not expected to be consistent from quarter to quarter.

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.  All prior period amounts have been reclassified to reflect the Network HDD drives and Services classification changes.

	For the Six Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$404	$(9,922)	$10,326	104%
Zip Products	580	1,107	(527)	(48)
Total Consumer Products	984	(8,815)	9,799	111
Business Products:
REV Products	30	(5,375)	5,405	101
Network Storage Systems	(355)	420	(775)	(185)
Services	(1,055)	227	(1,282)	(565)
Total Business Products	(1,380)	(4,728)	3,348	71
Other Products	389	936	(547)	(58)
Non-Restructuring Charges	-	(995)	995	100
Restructuring (charges) reversals	82	(4,569)	4,651	102
Total Operating Income (Loss)	$75	$(18,171)	$18,246	100%

The CSS product operating income as a percentage of CSS product sales improved to 0.4% for the six months ended July 1, 2007 from a negative 19% product operating loss for the six months ended July 2, 2006.  The CSS product segment operating income resulted primarily from improved gross margins from the HDD supply chain improvements and lower operating expenses.

Zip product operating income as a percentage of Zip product sales remained relatively flat for the six months ended July 1, 2007, as compared to the six months ended July 2, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The REV product operating income as a percentage of REV product sales improved to 0.1% for the six months ended July 1, 2007 compared to a negative 27% for the six months ended July 2, 2006.  The REV product operating income for the six months ended July 1, 2007 resulted primarily from lower research and development expenses, lower selling and marketing expenses and improved gross margins.

The NSS product operating loss as a percentage of NSS product sales decreased to a negative 4% for the six months ended July 1, 2007 as compared to a positive 5% for the six months ended July 2, 2006.  The NSS product operating loss for the quarter ended July 1, 2007 resulted primarily from charges associated with the launch of the StorCenter Pro NAS 150d product, combined with a higher mix of product sales with lower gross margins.

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our new managed Services business.

Other Products product operating income decreased for the six months ended July 1, 2007 compared to the six months ended July 2, 2006, primarily as a result of lower license fee and patent income.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the three months ended July 1, 2007 and July 2, 2006.

	For the Three Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$10,397	$10,510	$(113)	(1)%
Research and development	1,784	2,475	(691)	(28)
Restructuring charges (reversals)	(44)	4,291	(4,335)	(101)
Goodwill impairment charge	1,253	2,341	(1,088)	(46)
License and patent fee income	(102)	(1,085)	983	91
Bad debt credit	(102)	(153)	51	33
Total Operating Expenses	$13,186	$18,379	$(5,193)	(28)%

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

The table below shows the details of and the changes in operating expenses for the six months ended July 1, 2007 and July 2, 2006.

	For the Six Months Ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$20,781	$23,092	$(2,311)	(10)%
Research and development	3,523	5,042	(1,519)	(30)
Restructuring charges (reversals)	(82)	4,569	(4,651)	(102)
Goodwill impairment charge	2,963	5,422	(2,459)	(45)
License and patent fee income	(452)	(1,085)	633	58
Bad debt credit	(366)	(275)	(91)	(33)
Total Operating Expenses	$26,367	$36,765	$(10,398)	(28)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained relatively flat for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006, in part due to higher than normal payments to third parties for services, offset by the results of the 2006 restructuring and other cost reduction efforts.  Selling, general and administrative expenses decreased as a percentage of sales to 18% for the quarter ended July 1, 2007, compared to 26% for the quarter ended July 2, 2006.

The decrease in selling, general and administrative expenses for the six months ended July 1, 2007 compared to the six months ended July 2, 2006 reflected lower costs resulting primarily from the 2006 restructuring actions and other cost reductions.  Selling, general and administrative expenses decreased as a percentage of sales to 15% for the quarter ended July 1, 2007, compared to 23% for the quarter ended July 2, 2006.

Research and Development Expenses

Lower research and development expenses for the quarter ended July 1, 2007 compared to the quarter ended July 2, 2006 reflected lower development expenses on REV and HDD products.  Research and development expenses decreased as a percentage of sales to 3% for the quarter ended July 1, 2007 compared to 6% for the quarter ended July 2, 2006 as a result of higher revenue and overall lower product development costs described above.

Lower research and development expenses for the six months ended July 1, 2007 compared to the six months ended July 2, 2006 reflected lower development expenses on HDD and REV products.  Research and development expenses decreased as a percentage of sales to 3% for the six months ended July 1, 2007 compared to 5% for the six months ended July 2, 2006 as a result of higher revenue and the lower REV product development costs described above.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Goodwill Impairment Charges

For the quarter ended July 1, 2007, operating expenses included a non-cash impairment charge for $1.3 million relating to Zip goodwill as compared to $2.3 million for the quarter ended July 2, 2006.

For the six months ended July 1, 2007, operating expenses included a non-cash impairment charge for $3.0 million relating to Zip goodwill as compared to $5.4 million for the six months ended July 2, 2006.

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycle.  There is no remaining goodwill related to the Zip product line as of July 1, 2007.

License and Patent Fee Income

For the quarter ended July 1, 2007, license and patent fee income of $0.1 million was recognized for the sale of certain patents as compared to $1.1 million for the quarter ended July 2, 2006.

For the six months ended July 1, 2007, license and patent fee income of $0.5 million was recognized for the sale of certain patents as compared to $1.1 million for the six months ended July 2, 2006.

Bad Debt Credit

For the quarter ended July 1, 2007, we had a bad debt credit of $0.1 million compared a $0.2 million bad debt credit for the quarter ended July 2, 2006.

For the six months ended July 1, 2007, we had a bad debt credit of $0.4 million compared a $0.3 million bad debt credit for the six months ended July 2, 2006.

Restructuring Charges

During the first quarter of 2007, we recorded a net restructuring release of less than $0.1 million.

During the second quarter of 2007, we recorded a net restructuring release of less than $0.1 million.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Income

Interest income was $0.6 million for the quarter ended July 1, 2007 , compared to $0.8 million for the quarter ended July 2, 2006.  The decrease was a result of lower average cash balances, partially offset by higher interest rates.

Interest income decreased to $1.3 million for the six months ended July 1, 2007 as compared to $1.5 million for the six months ended July 2, 2006.  The decrease was a result of lower average cash balances, partially offset by higher interest rates.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net was a net other income of $0.3 million for the quarter ended July 1, 2007 compared to a net other expense of $0.4 million for the quarter ended July 2, 2006.  The net other income for the second quarter of 2007 resulted primarily from foreign currency gains.  In the second quarter of 2006, we wrote off $0.5 million for an uncollectible VAT receivable from an old European customer.

Interest expense and other income (expense), remained relatively flat at a net other expense of $0.1 million for the six months ended July 1, 2007 as compared to the six months ended July 2, 2006.

Income Taxes

For the quarter ended July 1, 2007, we recorded a net income tax benefit of $1.2 million on pre-tax loss of $0.1 million.  This net tax benefit was primarily comprised of a $1.6 million release of a contingency reserve related to a foreign tax exposure for which the statute of limitations expired in the second quarter of 2007and a $0.5 million release of a deferred tax liability resulting from the goodwill impairment charge recorded during the quarter, partially offset by taxes provided on foreign earnings and capital taxes.

For the quarter ended July 2, 2006, we recorded an income tax benefit of $0.8 million on a pre-tax loss of $11.2 million.  This tax benefit was primarily comprised of a release of a deferred tax liability resulting from the goodwill impairment charge recognized.

For the six months ended July 1, 2007, we recorded a net income tax benefit of $1.0 million on pre-tax income of $1.2 million.  This tax benefit was primarily comprised of a $1.6 million release of a contingency reserve related to a foreign tax exposure for which the statute of limitations expired in the second quarter of 2007 and releases of $1.2 million of deferred tax liabilities resulting from the goodwill impairment charges recognized, partially offset by taxes provided on foreign earnings and capital taxes.

For the six months ended July 2, 2006, we recorded an income tax benefit of $2.2 million on a pre-tax loss of $16.8 million.  This tax benefit was primarily comprised of a release of a deferred tax liability resulting from the goodwill impairment charges recognized, minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns and the accrual of foreign income and capital taxes.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

At April 1, 2007, we had $5.9 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.

As a result of the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities during the second quarter of 2007, as described below, the total amount of unrecognized tax benefits was reduced by $1.4 million.  At July 1, 2007, we have $4.5 million of unrecognized tax benefits, $2.6 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption of FIN 48, we had accrued $0.3 million for the payment of interest and penalties relating to unrecognized tax benefits.  This amount was increased during the first quarter of 2007 by $0.1 million for additional accruals of interest and penalties and reduced during the second quarter of 2007 by $0.2 million for the release of accruals related to the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities.  As of July 1, 2007, we have approximately $0.2 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.  We are no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to

2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  Various state income tax returns are also under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

Liquidity and Capital Resources

Details of our total cash, cash equivalents and temporary investments are shown in the table below:

	July 1,	Dec. 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total cash, cash equivalents and temporary investments for the U.S. entity	$4,024	$2,653	$1,371	52%
Total cash, cash equivalents and temporaryinvestments for non-U.S. entities (1)	71,104	65,495	5,609	9
Total consolidated cash, cash equivalentsand temporary investments	$75,128	$68,148	$6,980	10

Working capital	$87,808	$79,273	$8,535	11%

(1)
Of the $71.1 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at July 1, 2007.  At December 31, 2006, $0.1 million of the non-U.S. entity cash was restricted.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

For the six months ended July 1, 2007, cash provided by operations amounted to $7.2 million.  The primary sources of cash from operations for the six months ended July 1, 2007 were collections from receivables and net income.

Trade receivables decreased in the six months ended July 1, 2007, due to lower sales in the second quarter due to the seasonally strong fourth quarter.  Days sales outstanding (“DSO”) in receivables decreased from 36 days at December 31, 2006 to 32 days at July 1, 2007.  DSO decreased primarily due to the timing of sales within the respective periods.  Inventories decreased slightly during the six months ended July 1, 2007 primarily in the HDD product line.

Our goal is to continue to increase cash flows from operations by improving the financial results of the CSS business, in particular HDD and improving REV product sales and margins.  Although we have made significant progress on all of these initiatives, we can give no assurance that this progress is sustainable in the long term.

We believe that our current balance of total unrestricted cash, cash equivalents and temporary investments will be sufficient to fund anticipated working capital requirements, capital expenditures and cash required for other activities for at least one year. We do not believe that our cash balances would be adequate to fund a material acquisition.  In that situation, we would need to borrow cash or fund the acquisition through a stock offering.  Additionally, cash flow from future operations, investing activities and the precise amount and timing of our future financing needs cannot be determined.  Future cash flow will depend on a number of factors, including management’s ability to achieve the goals set forth herein and those factors set forth in the section labeled “Risk Factors” in Item 1A of Part II in this Form 10-Q.  Should we be unable to meet our cash needs from our current balance of total unrestricted cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of total unrestricted cash, cash equivalents and temporary investments is our sole source of liquidity.  There is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters

In September of 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement provides enhanced guidance for using fair value to measure assets and liabilities.  This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 does not expand the use of fair value in any new circumstances.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2007.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 1, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the second quarter of 2007, we changed to a new distribution and logistics supplier globally.  As a result, we began relying on their systems and processes for receiving, configuring, tracking and shipping of inventory.  We have performed a variety of reconciliations and put various processes in place in an attempt to ensure that financial data has been correctly reflected in the financial statements.  We are not currently aware of any material adverse impacts on our internal controls over financial reporting as a result of this change.  There has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Demand for Our Products and Services and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins.  This, in turn, will depend on a number of factors, including:
•	Our ability to improve and/or sustain satisfactory HDD gross margins;

•	Our ability to generate significant sales and profit margin from REV® and NAS products and OfficeScreen® services;

•	Our ability to replace declining Zip revenues and profits with revenues and profits from other products and services;

•	Worldwide market conditions and demand for digital storage products;

•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world;

•	Our ability to avoid disruptions to our ongoing business as we evaluate strategic investments, including the evaluation of new opportunities related to services for small- and medium-sized businesses;

•	Access to HDD products from suppliers at a competitive price and in sufficient quantities;

•	Our ability to utilize reliable outsource partners for certain critical functions at prices that keep us competitive and

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence.  Although we have recorded net income in the past four quarters, we have been unable to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to sustain profits in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Zip Drives and Disks

Zip® products have accounted for the majority of our product operating income from 1996 through 2006 and have provided our only meaningful source of product operating income for the past several years.  However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999.  These declines are expected to continue through the end of the Zip product lifecycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions.  Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in the future.  Further, we will not be viable unless we generate significant product operating income from products other than Zip products.  We can provide no assurance that we will be able to do so in the future.  In addition, as a result of the end of the lifecycle for Zip, we expect to incur various claims for excess and obsolete inventory and may incur higher per-unit charges on small volumes of purchases or other costs associated with waning sales of this product line.  Further, retail distributors who have featured Iomega products because of their desire to sell our proprietary Zip products may reduce or end purchases of non-Zip products as Zip sales become less important in attracting customers into their businesses.

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

Consumer Storage Solutions Products

CSS products and primarily HDD products have accounted for the majority of our revenue over the past year.  Additionally, with the introduction of the new HDD products in the second half of 2006, HDD has become an even larger portion of our revenue and is absorbing a large amount of our fixed overhead and operating expenses.  As a result, the impact of competition in this segment can have a larger impact on our financial results than in the past.

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

U.S. Sales

Selling HDD products into retail channels in the U.S. has been an increasing challenge for us.  During 2007, CompUSA has closed a substantial number of their stores, reducing certain volume opportunities for Iomega.  Further, it appears that some companies with their own manufacturing capabilities are increasing competition and lowering prices aggressively.  We have generally believed that a certain volume of retail sales is beneficial to maintain brand awareness; however, our retail HDD volume in the U.S. has been decreasing over the past few quarters.  We can give no assurances regarding our future success in selling HDD products in retail channels in the U.S.  Additionally, as Zip products approach the end of their life, there is a risk that our distribution or retail customers elect to discontinue selling Zip products earlier than anticipated due to lower volumes.

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

Our acquisition of CSCI, Inc. introduces management and various personnel to new challenges, including the need to incorporate a private company into our public company processes and controls; the need for us to simultaneously launch additional sales of this newly acquired service while hiring and scaling up support for offering OfficeScreen services to more and more customers.  Historically, CSCI, Inc. did not have the same extent of process controls as a public company, and that company environment is in the midst of a period of change, from ownership by two founders to ownership and integration by a public company.  Changing the management and tracking of information could result in disruption or loss of past checks and balances.  Further, selling security and/or firewall services will require new contracts and the wide distribution of a service that is a new offering from us and potentially a new service for future customers.  Another one of our goals is to expand the managed service business internationally, introducing risks related to learning new regulatory schemes and laws that may not have applied to our traditional hardware business.  These efforts all involve execution, market risk and competition, as well as implementation of new business processes and systems (e.g., managing monthly billing rather than up front payments for hardware; managing ongoing services to accounts with ever-changing IT environments; adapting to deal with changing security threats or viruses over time; etc.) and there is no assurance that we will be successful in this new endeavor.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

We have initiated various restructuring actions in the past in conjunction with our desire to reduce costs, operate efficiently and maintain lean staffing levels.  Other restructuring actions may be necessary in the future.  Our ability to retain key employees or our success at maintaining institutional knowledge and consistent application of controls, may be adversely affected because of past or any future restructuring activities or any regrettable turnover of personnel.

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

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness in internal control over financial reporting.

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

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics operations, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services provider.  These systems may develop communication, compatibility, control or reliability problems.  In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks.  In the second quarter of 2007, in an effort to further reduce operating costs, we changed our global distribution and logistics supplier.  Transitioning a highly integrated, critical relationship may cause disruption, incremental costs during the transition, interruptions to shipments, increased manual processes, risk of accounting or information technology. issues or other business risks.

Reporting of Channel Inventory and Product Sales by Channel Partners

We defer recognition of sales on estimated excess inventory in the distribution, retail and DMR (direct merchandising retailers) channels.  For this purpose, excess inventory is the amount of inventory that exceeds the channel’s four-week requirement as estimated by management.  We rely on reports from our distributors and resellers to make these estimations.  Although we have processes and systems checks in place to help reasonably ensure the accuracy of the reports, we cannot guarantee that the third-party data, as reported, will be accurate.

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

Company Operations, Component Supplies and Inventory (Continued)

As suppliers upgrade their components, they regularly “end of life” older components.  As we become aware of an end of life situation, we attempt to make purchases to cover all estimated future requirements or find a suitable substitute component.  In such cases, we may not be successful in obtaining sufficient numbers of components or in finding a substitute.  In particular, Zip products are quickly approaching the end of their lifecycle and we have experienced supplier charges and excess inventory components.  Although we cannot quantify the charges, we anticipate future charges related to Zip end of life.  In summary, we can offer no assurance that we will be able to obtain a sufficient supply of components on a timely and cost effective basis.  Our failure to do so would lead to a material adverse impact on our business.

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

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims have been and may continue to be asserted against us at any time.  As we increase our revenue, it is possible that the volume of such assertions may increase, based upon our increased visibility, range of products, or attractiveness as a potential target for licensing fees.  Such intellectual property claims could have a number of adverse consequences, including an injunction against current or future product shipments, liability for damages and/or royalties, indemnification obligations and significant legal expenses.  We try to protect our intellectual property rights through a variety of means, including seeking and obtaining patents, trademarks and copyrights, and through license, nondisclosure and other agreements.  Any failure or inability to adequately protect our intellectual property rights could have material adverse consequences.

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

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Uncertain Tax Positions

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007, as required.  In 2007 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax laws, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

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

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarter ended July 1, 2007, we did not repurchase any shares of our Common Stock.  As of July 1, 2007, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000.  The repurchase plan does not have a fixed termination date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company’s 2007 Annual Meeting of Stockholders was held on May 23, 2007.  The stockholders elected the following eight directors to hold office for a period of one year.

The following table indicates the votes received for each proposal voted on, each of which was approved by our stockholders.

Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
1. Election of eight directors,
each for a term of one year
Robert P. Berkowitz	43,114,654	5,293,525	-	-
Reynolds C. Bish	47,870,796	537,383	-	-
Bruce B. Darling	42,220,669	6,187,510	-	-
Stephen N. David	42,224,691	6,183,488	-	-
Margaret L. Hardin	43,118,614	5,289,565	-	-
Jonathan S. Huberman	47,873,894	534,285	-	-
Daniel R. Maurer	43,121,932	5,286,247	-	-
John E. Nolan	42,218,494	6,189,685	-	-

2. To approve the 2007 Stock
Incentive Plan	30,185,282	1,209,080	225,917	16,787,904

3. To ratify the selection of BDO
Seidman LLP as independent
accountants	48,022,209	279,287	106,685	-

ITEM 6.  EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

                                                                                                                 /s/ Jonathan S. Huberman                        .
Dated:                      August 9, 2007                                                        Jonathan S. Huberman
  Vice Chairman and Chief Executive Officer

                                                                                                                  /s/ Preston Romm                                     .
Dated:                      August 9, 2007                                                         Preston Romm
Vice President of Finance and
  Chief Financial Officer(Principal financial and
  accounting officer)

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

32.5                                         Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief
  Executive Officer.

32.6                                         Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.

10.26                                (1)   2007 Stock Incentive Plan

(1)	Incorporated herein by reference to the Exhibit A of Iomega’s Proxy Statement for the 2006 Annual Meeting of Stockholders (File No. 1-12333).