Form 10-Q
period 2007-11-08
IOMEGA CORP
filed 2007-11-09
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from ………… to……………

COMMISSION FILE NUMBER 1-12333

Iomega Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0385884
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

10955 Vista Sorrento Parkway, San Diego, CA 92130
 (Address of principal executive offices)

(858) 314-7000
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule #12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                     Accelerated filer ☒                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007.

Common Stock, par value $0.03 1/3	54,763,820
(Title of each class)	(Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES

Page

Note Regarding Forward-Looking Statements.......................................................................................................................	2

PART I - FINANCIAL STATEMENTS

Item 1.      Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at September 30, 2007
and December 31, 2006.........................................................................................................................................	3

Condensed Consolidated Statements of Operations for the Three Months
Ended September 30, 2007 and October 1, 2006................................................................................................	4

Condensed Consolidated Statements of Operations for the Nine Months
Ended September 30, 2007 and October 1, 2006...............................................................................................	5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and October 1, 2006...............................................................................................	6

Notes to Condensed Consolidated Financial Statements..................................................................................	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations.................................................................................................................	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................................................	41

Item 4. Controls and Procedures.........................................................................................................................................	41

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................................................................................................................	42

Item 1A. Risk Factors...............................................................................................................................................................	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........................................................................	49

Item 6. Exhibits........................................................................................................................................................................	49

Signatures.................................................................................................................................................................................	50

Exhibit Index................................................................................................................................................................................	51

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “contingency(ies),” “plans,” “forecasts,” “reserves,” “goals,” “objectives” and other similar expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to, statements concerning:

•
Our goals for 2007, which are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business; (3) to continue to penetrate the high-growth NAS market; (4) to ramp REV® 70GB products and push for broad market adoption; (5) to grow our managed services business domestically and abroad; and (6) to continue to evaluate new opportunities where we can leverage our brand and channel assets;

•	Our goal of increasing cash flow from operations;
•
Our goal to achieve 2007 full year profitability and positive cash flow from operations through containing operating expense spending, growing HDD sales, maintaining or improving the gross margins of HDD and growing REV product sales;

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

•	All references to our focus or intended focus for our sales efforts and
•
The belief that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, funding of restructuring actions, capital expenditures and cash required for other activities for at least one year.

There are numerous factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements.  These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources”  and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 2 and 3 of Part I and “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q.  In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the SEC and undue reliance should not be placed on these statements.  Our forward looking statements do not include the potential impact of any mergers, acquisitions or divestitures that may be announced after the date hereof.  We specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$53,356	$56,617
Restricted cash	92	88
Temporary investments	15,919	11,443
Trade receivables, less allowance for doubtful accounts of $1,627 at Sept. 30, 2007 and $1,535 at Dec. 31, 2006	48,016	30,418
Inventories	68,183	42,593
Deferred income taxes	1,997	2,747
Other current assets	2,729	3,401
Total Current Assets	190,292	147,307

Property and Equipment, at Cost	70,705	84,845
Accumulated Depreciation	(66,247)	(78,292)
Net Property and Equipment	4,458	6,553

Goodwill	9,818	12,451
Other Intangibles, Net	891	1,043
Other Assets	10	60
Total Assets	$205,469	$167,414

Current Liabilities:
Accounts payable	$72,145	$35,105
Other current liabilities	26,182	32,475
Income taxes payable	1,830	454
Total Current Liabilities	100,157	68,034

Deferred Income Taxes	7,829	9,573
Other Liabilities	3,064	-

Commitments and Contingencies (Notes 4 and 5)

Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,337,770 shares at September 30, 2007 and 55,307,270 shares at December 31, 2006	1,847	1,846
Additional paid-in capital	60,713	59,635
Less: 575,200 Common Stock treasury shares, at cost, at September 30, 2007 and December 31, 2006	(5,662)	(5,662)
Retained earnings	37,521	33,988
Total Stockholders’ Equity	94,419	89,807
Total Liabilities and Stockholders’ Equity	$205,469	$167,414

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended
	Sept. 30, 2007	Oct. 1, 2006
	(Unaudited)
Sales	$80,667	$53,595
Cost of sales	67,714	41,379
Gross Margin	12,953	12,216

Operating Expenses:
Selling, general and administrative	9,452	8,216
Research and development	1,872	1,904
Restructuring reversals	(153)	(211)
Goodwill impairment charge	-	2,513
Bad debt expense	668	441
Total Operating Expenses	11,839	12,863
Operating income (loss)	1,114	(647)

Interest income	792	722
Interest expense and other income (expense), net	(64)	987
Income before income taxes	1,842	1,062

Provision for income taxes	(549)	(209)
Net Income	$1,293	$853

Net Income Per Basic Share	$0.02	$0.02
Net Income Per Diluted Common Share	$0.02	$0.02

Weighted Average Common Shares Outstanding	54,754	53,382
Weighted Average Common Shares Outstanding - Assuming Dilution	55,518	53,389

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006
	(Unaudited)
Sales	$215,970	$153,328
Cost of sales	176,575	122,518
Gross Margin	39,395	30,810

Operating Expenses:
Selling, general and administrative	30,233	31,308
Research and development	5,395	6,946
Restructuring charges (reversals)	(235)	4,358
Goodwill impairment charges	2,963	7,935
License and patent fee income	(452)	(1,085)
Bad debt expense	302	166
Total Operating Expenses	38,206	49,628
Operating income (loss)	1,189	(18,818)

Interest income	2,066	2,261
Interest expense and other income (expense), net	(171)	852
Income (loss) before income taxes	3,084	(15,705)

Benefit for income taxes	449	1,990
Net Income (Loss)	$3,533	$(13,715)

Net Income (Loss) Per Basic Share	$0.06	$(0.26)
Net Income (Loss) Per Diluted Common Share	$0.06	$(0.26)

Weighted Average Common Shares Outstanding	54,741	52,230
Weighted Average Common Shares Outstanding - Assuming Dilution	55,093	52,230

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

 IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$3,533	$(13,715)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operations:
Depreciation and amortization	2,445	3,538
Deferred income tax benefit	(994)	(3,978)
Tax contingency releases	(1,259)	-
Stock-related compensation expense	770	503
Goodwill impairment charges	2,963	7,935
Non-cash inventory write-offs (reversals)	691	(780)
Bad debt expense	302	166
Other	(197)	(541)
Changes in Assets and Liabilities (net of effects of 2006 acquisition):
Restricted cash	(4)	169
Trade receivables	(17,900)	359
Inventories	(26,281)	(6,405)
Other current assets	672	1,124
Accounts payable	37,040	(4,119)
Other current liabilities	(207)	(4,967)
Accrued restructuring	(1,763)	(874)
Income taxes	1,376	522
Net cash provided by (used in) operating activities	1,187	(21,063)

Cash Flows from Investing Activities:
Purchases of property and equipment	(301)	(1,558)
Proceeds from sales of assets	136	173
Purchases of temporary investments	(20,206)	(13,425)
Sales of temporary investments	15,894	24,161
Payments associated with CSCI, Inc. acquisition	(120)	(4,339)
Net change in other assets and other liabilities	50	7
Net cash provided by (used in) investing activities	(4,547)	5,019

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	99	416
Net cash provided by financing activities	99	416
Net Decrease in Total Cash and Cash Equivalents	(3,261)	(15,628)
Total Cash and Cash Equivalents at Beginning of Period	56,617	70,943
Total Cash and Cash Equivalents at End of Period	$53,356	$55,315

Non-Cash Investing and Financing Activities:
Issuance of treasury stock in CSCI, Inc. acquisition	$-	$7,000
Adjustment of CSCI, Inc. acquisition	$210	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)  Operations and Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of September 30, 2007 and December 31, 2006, the results of operations for the quarter and nine months ended September 30, 2007 and October 1, 2006 and cash flows for the nine months ended September 30, 2007 and October 1, 2006.

The results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the prior period’s notes to the condensed consolidated financial statements to conform to the current period’s presentation.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(In thousands)

Raw materials	$32,247	$16,475
Finished goods	35,936	26,118
	$68,183	$42,593

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into Common Stock.  The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.  Losses have been recorded for the nine months ended October 1, 2006, thus there was no dilution, as all outstanding options were considered anti-dilutive for this period.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)

For the Three Months Ended:
September 30, 2007:
Basic EPS	$1,293	54,754	$0.02
Effect of options	-	764	-
Diluted EPS	$1,293	55,518	$0.02

October 1, 2006:
Basic EPS	$853	53,382	$0.02
Effect of options	-	7	-
Diluted EPS	$853	53,389	$0.02

For the Nine Months Ended:
September 30, 2007:
Basic EPS	$3,533	54,741	$0.06
Effect of options	-	352	-
Diluted EPS	$3,533	55,093	$0.06

October 1, 2006:
Basic EPS	$(13,715)	52,230	$(0.26)
Effect of options	-	-	-
Diluted EPS	$(13,715)	52,230	$(0.26)

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share (Continued)

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period and are excluded from the calculation, as they are antidilutive.  The average market price of our Common Stock was $5.28 for the three months ended September 30, 2007 and $2.67 for the three months ended October 1, 2006.  The average market price of our Common Stock was $4.37 for the nine months ended September 30, 2007 and $2.88 for the nine months ended October 1, 2006.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006

Out of the money options	231,492	2,674,578	677,392	1,764,578

Stock Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123r, “Share-Based Payment”, (“SFAS 123r”) using the modified prospective transition method.  Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Our condensed consolidated statements of operations included $0.2 million of compensation expense related to stock-based compensation plans for the three months ended September 30, 2007 and $0.3 million for the three months ended October 1, 2006.

Our condensed consolidated statements of operations included $0.8 million of compensation expense related to stock-based compensation plans for the nine months ended September 30, 2007 and $0.5 million for the nine months ended October 1, 2006.

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

We used the following assumptions to estimate the fair value of options granted for the three and nine months ended September 30, 2007 and October 1, 2006:

	For the Three Months Ended		For the Nine Months Ended
Assumption	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	(In thousands)

Average expected term (in years)	5.2	3.9	5.2	3.9
Expected stock price volatility	39%	47%	39%	56%
Risk-free interest rate (range)	4.1 – 5.0%	4.6 – 4.9%	4.1 – 5.1%	4.3 - 5.1%
Expected dividends	Zero	Zero	Zero	Zero

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

Changes in our warranty liability during all periods presented were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30 ,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006
	(In thousands)

Balance at beginning of period	$4,989	$4,077	$4,576	$4,973
Accruals/additions	1,341	1,372	4,612	3,009
Claims	(1,163)	(1,261)	(4,021)	(3,794)
Balance at end of period	$5,167	$4,188	$5,167	$4,188

Recent Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement provides enhanced guidance for using fair value to measure assets and liabilities.  This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 does not expand the use of fair value in any new circumstances.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(2)  Income Taxes

We adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, we had $8.2 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.  Consistent with the provisions of FIN 48, we reclassified $4.0 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

As a result of the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities during the second quarter of 2007, as described below, the total amount of unrecognized tax benefits was reduced by $1.4 million. During the third quarter of 2007, the total amount of unrecognized tax benefits was increased by $0.2 million as a result of preliminary findings of the Italian tax authorities.  At September 30, 2007, we have $4.6 million of unrecognized tax benefits, $2.8 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption of FIN 48, we had accrued $0.3 million for the payment of interest and penalties relating to unrecognized tax benefits.  This amount was increased during the first quarter of 2007 by $0.1 million for additional accruals of interest and penalties, reduced during the second quarter of 2007 by $0.2 million for the release of accruals related to the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities and was increased during the third quarter of 2007 by $0.1 million for the accrual of interest and penalties.  As of September 30, 2007, we have approximately $0.3 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

The tax years 2002-2006 remain open to examination by the Internal Revenue Service (“IRS”).  We are no longer subject to examination by the IRS for periods prior to 2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  Various state and foreign income tax returns are under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

For the quarter ended September 30, 2007, we recorded a net income tax provision of $0.5 million on pre-tax income of $1.8 million.  This tax provision was primarily comprised of taxes provided on foreign earnings, foreign and domestic capital taxes and an increase in the deferred tax liability related to tax amortization of CSCI goodwill.

For the quarter ended October 1, 2006, we recorded a net income tax provision of $0.2 million on pre-tax income of $1.1 million.  This tax provision was primarily comprised of taxes provided on foreign earnings and foreign capital taxes, partially offset by a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(2)  Income Taxes (Continued)

For the nine months ended September 30, 2007, we recorded a net income tax benefit of $0.4 million on pre-tax income of $3.1 million.  This net tax benefit was primarily comprised of a $1.6 million release of a contingency reserve related to a foreign tax exposure for which the statute of limitations expired in the second quarter of 2007 and releases of $1.2 million of deferred tax liabilities resulting from the goodwill impairment charges recognized, partially offset by taxes provided on foreign earnings, foreign and domestic capital taxes and an increase in deferred tax liabilities related to tax amortization on CSCI goodwill.

For the nine months ended October 1, 2006, we recorded an income tax benefit of $2.0 million on a pre-tax loss of $15.7 million.  This tax benefit was primarily comprised of a release of a deferred tax liability resulting from the goodwill impairment charges recognized and minor adjustments to the estimated foreign income taxes due to the filing of actual tax returns, partially offset by the accrual of foreign income and capital taxes.

(3)  Business Segment Information

We have six reportable segments, which are organized into three business categories as follows:

Business Categories	Reportable Segments

Consumer Products	1. Consumer Storage Solutions
2. Zip® Products

Business Products	3. REV® Products
4. Network Storage Systems
5. Services

Other Products	6. Other Products

Consumer Products

Our Consumer Products category is comprised of the Consumer Storage Solutions (“CSS”) segment and the Zip Products segment.

Our CSS segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives.  HDD products account for the majority of this segment.

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
 (Unaudited)

(3)  Business Segment Information (Continued)

Business Products

Our Business Products category is comprised of the REV Products, the Network Storage Systems (“NSS”) and the Services segments.

Our REV Products segment involves the development, distribution and sale of REV drives and disks to retailers, distributors, OEMs and resellers throughout the world

Our NSS segment involves the development, distribution and sale of Network Attached Storage servers and Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end Network Attached Storage market.

Our Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions and system integration, resale of email security from a third party and Iomega services such as iStorageTM.  We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses.  The Iomega services were previously reflected in the Other Products segment.

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

Product Operating Income (Loss)

Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses.  Operating expenses are charged to the product segments primarily as a percentage of sales and on a direct method to a lesser extent.  When such costs and expenses exceed sales and other income, this is referred to as a product operating loss.  The accounting policies of the product segments are the same as those described in Note 1.  Intersegment sales, eliminated in consolidation, are not material.  Non-allocated operating expenses include restructuring charges and certain extraordinary expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(3)  Business Segment Information (Continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.

Reportable Operating Segment Information:

	For the Quarter Ended		For the Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions	$60,685	$30,317	$153,262	$81,999
Zip Products	3,816	6,245	13,097	25,681
Total Consumer Products	64,501	36,562	166,359	107,680
Business Products:
REV Products	8,981	11,201	29,388	30,869
Network Storage Systems	5,523	4,473	15,077	12,724
Services	1,653	1,254	4,898	1,515
Total Business Products	16,157	16,928	49,363	45,108
Other Products	9	105	248	540
Total Sales	$80,667	$53,595	$215,970	$153,328

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(545)	$(1,744)	$(141)	$(11,666)
Zip Products	1,224	767	1,804	1,874
Total Consumer Products	679	(977)	1,663	(9,792)
Business Products:
REV Products	204	(367)	234	(5,742)
Network Storage Systems	566	464	211	884
Services	(349)	(53)	(1,404)	174
Total Business Products	421	44	(959)	(4,684)
Other Products	(139)	75	250	1,011
Non-restructuring charge	-	–	-	(995)
Restructuring (charges) reversals	153	211	235	(4,358)
Total Operating Income (Loss)	$1,114	$(647)	$1,189	$(18,818)

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals

We currently have restructuring reserves under two different restructuring actions: the 2005 restructuring actions and the 2004 restructuring actions.  The following table summarizes the reserve balances related to each of these restructuring actions:

	Sept. 30,	Dec. 31,
	2007	2006
	(In thousands)

Other Current Liabilities:
Third Quarter 2001 restructuring actions	$-	$1,366
2003 restructuring actions	-	6
2004 restructuring actions	45	77
2005 restructuring actions	65	219
2006 restructuring actions	-	205
Total	$110	$1,873

Fixed Asset Reserves:
2003 restructuring actions	$-	$114
2005 restructuring actions	38	131
Total	$38	$245

During each of the first, second and third quarters of 2007, we recorded a net restructuring release of approximately $0.1 million.

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

During the third quarter of 2006, we recorded a restructuring benefit of $0.2 million related to the 2006 and 2005 restructuring actions.

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

During the second quarter of 2007, we recorded a restructuring benefit of less than $0.1 million related to international facilities.  Due to recent organization changes, we began utilizing a portion of the floor space that we had subleased to another company. During the third quarter of 2007, we recorded a restructuring benefit of approximately $0.1 million related to US facilities due to higher than expected sublease income.  As of September 30, 2007, we have made $2.7 million in cumulative cash payments related to the 2006 restructuring charges.

There are no remaining restructuring reserves at September 30, 2007.  Utilization of and other activity related to the 2006 restructuring reserves during the quarter ended September 30, 2007 are summarized below:

	Balance		Utilized		Foreign Currency	Balance
	7/2/07	Reversals	Cash	Non-Cash	Changes	9/30/07
	(In thousands)
2006 Restructuring Actions:
Lease termination costs (a)	$6	$-	$(6)	$–	$-	$-
Miscellaneous liabilities (a)	12	(12)	-	-	–	-
	$18	$(12)	$(6)	$-	$-	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$18	$(12)	$(6)	$-	$-	$-

(a)	Amounts represent primarily cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2006 Restructuring Actions (Continued)

Utilization of and other activity related to the 2006 restructuring reserves during the nine months ended September 30, 2007 are summarized below:

	Balance		Utilized		Foreign Currency	Balance
	12/31/06	Reversals	Cash	Non-Cash	Changes	9/30/07
	(In thousands)
2006 Restructuring Actions:
Severance and benefits (a)	$133	$(39)	$(95)	$–	$1	$-
Lease termination costs (a)	58	(19)	(39)	–	-	-
Miscellaneous liabilities (a)	14	(13)	(1)	-	–	-
	$205	$(71)	$(135)	$-	$1	$-

Balance Sheet Breakout:
Accrued restructuring charges (a)	$205	$(71)	$(135)	$-	$1	$-

(a)	Amounts represent primarily cash charges.

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

During both the first and third quarters of 2007, we recorded a restructuring benefit of $0.1 million due to higher than expected sublease income.

We have made $5.0 million in cumulative cash payments related to the 2005 restructuring actions, of which less than $0.2 million was disbursed during 2007.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2005 Restructuring Actions (Continued)

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges and less than $0.1 million are included in our fixed asset reserves at September 30, 2007.  Utilization of and other activity related to the 2005 restructuring reserves during the three months ended September 30, 2007 are summarized below:

	Balance		Net Utilized		Balance
	7/2/07	Reversals	Cash	Non-Cash	9/30/07
	(In thousands)
2005 Restructuring Actions:
Lease termination costs (a)	$84	$(66)	$47	$–	$65
Lease related assets (b)	64	–	–	(26)	38
	$148	$(66)	$47	$(26)	$103

Balance Sheet Breakout:
Accrued restructuring charges (a)	$84	$(66)	$47	$–	$65
Fixed asset reserves (b)	64	–	–	(26)	38
	$148	$(66)	$47	$(26)	$103

(a)	Amounts represent primarily cash charges.
    (b)  Amounts represent primarily non-cash charges.

Utilization of and other activity related to the 2005 restructuring reserves during the nine months ended September 30, 2007 are summarized below:

	Balance		Utilized		Balance
	12/31/06	Reversals	Cash	Non-Cash	9/30/07
	(In thousands)
2005 Restructuring Actions:
Lease termination costs (a)	$219	$(147)	$(7)	$–	$65
Lease related assets (b)	131	–	–	(93)	38
	$350	$(147)	$7)	$(93)	$103

Balance Sheet Breakout:
Accrued restructuring charges (a)	$219	$(147)	$(7)	$–	$65
Fixed asset reserves (b)	131	–	–	(93)	38
	$350	$(147)	$(7)	$(93)	$103

(a)	Amounts represent primarily cash charges.
    (b)  Amounts represent primarily non-cash charges.

At September 30, 2007, lease payments are being made on a continuous monthly basis and this  lease expires in July of 2008.  We have entered into a sublease agreement on the leased facility and the lease related assets are being utilized by the tenant who is subleasing the facility.

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

During the third quarter of 2007, we released less than $0.1 million due to a subtenant reimbursing us for the landlord maintenance cost increases.

As of September 30, 2007, we have made $3.7 million in cumulative cash payments related to the 2004 restructuring actions, of which less than $0.1 million was disbursed during 2007.

Remaining restructuring reserves of less than $0.1 million are included in our accrued restructuring charges as of September 30, 2007.  Utilization of and other activity related to the 2004 restructuring reserves during the three months ended September 30, 2007 are summarized below:

	Balance			Net Utilized	Balance
	7/2/07	Additions	Reversals	Cash	Non-Cash	9/30/07
	(In thousands)
2004 Restructuring Actions:
Lease termination costs (a)	$111	$-	$(75)	$9	$–	$45

Balance Sheet Breakout:
Accrued restructuring charges (a)	$111	$-	$(75)	$9	$–	$45

(a)	Amounts represent cash charges.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Restructuring Charges/Reversals (Continued)

2004 Restructuring Actions (Continued)

Utilization of and other activity relating to the 2004 restructuring charges during the nine months ended September 30, 2007 are summarized below:

	Balance			Utilized	Balance
	12/31/07	Additions	Reversals	Cash	Non-Cash	9/30/07
	(In thousands)
2004 Restructuring Actions:
Lease termination costs (a)	$77	$81	$(81)	$(32)	$–	$45

Balance Sheet Breakout:
Accrued restructuring charges (a)	$77	$81	$(81)	$(32)	$–	$45

(a)	Amounts represent cash charges.

Lease payments are being made on a continuous monthly basis, and the lease expires in 2008.  The facility has been subleased.

2003 Restructuring Actions

During the second quarter of 2007, we released less than $0.1 million associated with lease termination costs for a building lease which expired and the facility was turned back to the landlord.

Third Quarter 2001 Restructuring Actions

During 2006, we recorded an additional net $0.9 million for U.S. lease termination costs since we were not able to locate a subtenant in the timeframe originally anticipated.  In January of 2007, we finalized an agreement to assist a company to purchase the building we were leasing and we have been released from our remaining lease obligations.  This resulted in an overall $0.6 million cash savings.

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

We had a 1995 Director Stock Option Plan (the “1995 Director Plan”), and a 2005 Director Stock Option Plan (the “2005 Director Plan”).  The 1995 Director Plan expired on July 25, 2005 and no further options have been granted under this plan after its expiration date; however, all outstanding, un-expired options under the 1995 Director Plan remain in effect.  The 2005 Director Plan was terminated on May 23, 2007, as a result of the shareholder approval of the new 2007 Stock Incentive Plan, described below, and no further options have been granted under this plan after its termination date; however, all outstanding, un-expired options under the 2005 Director Plan remain in effect.

We have a 2007 Stock Incentive Plan (the “2007 Plan”).  Our 2007 Plan was approved by the Shareholders on May 23, 2007, following an earlier Board vote to recommend this Plan.  The 2007 Plan provides for the grant of various awards including incentive stock options (as defined in Section 422 of the Internal Revenue Code), nonqualified options, restricted shares, performance awards, and other stock based awards, as determined at the time of grant.  Under the 2007 Plan, we can grant options or awards for up to 5,500,000 shares of Common Stock to our employees, officers, directors, consultants and advisors.  The exercise price for all options granted under the plan will be the closing price of our Common Stock on the date of grant.  Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable option agreement.  The duration of options awarded under this plan cannot exceed ten years from the date of grant, except as may be required under laws of other countries.  The Board may award restricted shares of our Common Stock, which shares may be subject to risk of forfeiture or restrictions as may be imposed by the Board.  The total of all shares subject to awards other than stock options may not exceed 33% of the authorized shares under the 2007 Plan.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(6)  Stockholders’ Equity (Continued)

Stock Option Activity and Weighted Average Prices

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans at September 30, 2007 and their respective weighted average exercise prices:

		Weighted
	Shares	Average
	(000’s )	Exercise Price

Outstanding at beginning of year	3,060	$3.90
Granted	166	4.18
Exercised	(31)	3.28
Forfeited / Cancelled / Expired	(124)	4.50
Outstanding at September 30, 2007	3,071	3.90
Options exercisable at September 30, 2007	1,305	4.96

(7)  Other Matters

Other Intangible Assets

At September 30, 2007, we had $0.9 million in net intangible assets, all of which are subject to amortization.  Our intangible assets include the OfficeScreen trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition.  Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization expense was less than $0.1 million for quarter ended September 30, 2007 and $0.2 million for the nine months ended September 30, 2007.  Amortization expense for each of the next five fiscal years is anticipated to be $0.1 million for the remainder of 2007, approximately $0.2 million each year from 2008 through 2010, $0.1 million in 2011 and $0.1 million thereafter.  At September 30, 2007, the weighted average useful life of our intangible assets was approximately 5 years.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:

	Sept. 30, 2007	Dec. 31, 2006
	(In thousands)
Other Intangible Assets:
Gross value	$1,127	$1,127
Accumulated amortization	(236)	(84)
Net intangible assets	$891	$1,043

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(7)  Other Matters(Continued)

Goodwill Impairment

There is no remaining goodwill related to Zip specific products as of July 1, 2007, as it has now been fully written off.  The goodwill related to the CSCI acquisition is not subject to impairment testing yet under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  The goodwill related to the CSCI acquisition will be tested for impairment in the fourth quarter of 2007, as part of our annual impairment testing.

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

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives.  The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors and resellers.  The REV Products segment involves the development, distribution and sale of REV drives and disks to retailers, distributors, OEMs and resellers throughout the world.  The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and Network HDD drives (previously included in the CSS Products segment) in the entry-level and low-end network attached storage market.  The Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions, systems integration, resale of email security from a third party and Iomega services such as iStorageTM (previously included in the Other Products segment).  We acquired CSCI in August of 2006.  CSCI’s OfficeScreen managed security services include managing firewalls, virtual private networks (“VPNs”) and providing remote access for small businesses.  The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial.

From 1996 through 2006 and also in the third quarter of 2007, the Zip Products segment was the largest contributor to our product operating income.  As the Zip business has approached the end of its product lifecycle, we have been trying to find other profitable sources of revenue to replace the declining high gross margin Zip revenue.  In recent years, we have invested significant efforts and dollars on the development of the first and second generation REV products.  Sales of REV products have exceeded Zip product sales for the past several quarters.  However, REV products have been unprofitable every quarter until 2007 from which point the product line has been slightly profitable.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses.  CSS business segment product sales (primarily HDD) significantly exceed Zip product sales.  Our CSS business segment achieved operating profitability in the fourth quarter of 2006 and is near breakeven for the nine months ended September 30, 2007.  The NSS segment product sales have also been steadily increasing with moderate profits in most periods.  We are continuing to develop our NAS product line, targeting the home office and small and mid-size business segments.

We also acquired CSCI, Inc. (“CSCI”) and have signed a reseller agreement with a provider or email security to expand our brand name into the services segment for small- to mid-sized companies.  Although this segment has lost money due to marketing and other start-up costs, we continue to look for opportunities to grow this segment.  Additionally, this business is an annuity business whereby income is earned on a monthly basis over the term of the contract and therefore, the impact on the results of operations in not fully reflected immediately.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During the past 15 months, we have taken several steps to return our Company to profitability such as a restructuring plan to reduce costs and simplify our organizational structure, the release of new HDD products and changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market place.  Primarily as a result of the above actions, at September 30, 2007, we have recorded our fifth consecutive quarter of net income and fourth consecutive quarter of year-over-year revenue growth.  The revenue growth is primarily a result of the HDD business, which remains extremely competitive.

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

Application of Critical Accounting Policies

Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves and tax valuation allowances.  Actual results could differ materially from these estimates.  For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.  Our critical accounting policies have not changed materially since December 31, 2006.

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

Results of Operations

Our net income for the quarter ended September 30, 2007 was $1.3 million, or $0.02 per diluted share, compared with net income of $0.9 million, or $0.02 per share, for the quarter ended October 1, 2006.

Our net income for the nine months ended September 30, 2007 was $3.5 million, or $0.06 per diluted share, compared with a net loss of $13.7 million, or $(0.26) per share, for the nine months ended October 1, 2006.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended September 30, 2007 increased 51% over the same period in the prior year primarily due to the market acceptance of our new HDD products.

	For the Three Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$60,685	$30,317	$30,368	100%
Zip Products	3,816	6,245	(2,429)	(39)
Total Consumer Products	64,501	36,562	27,939	76
Business Products:
REV Products	8,981	11,201	(2,220)	(20)
Network Storage Systems	5,523	4,473	1,050	23
Services	1,653	1,254	399	32
Total Business Products	16,157	16,928	(771)	(5)
Other Products	9	105	(96)	(91)
Total Sales	$80,667	$53,595	$27,072	51%

The $30.4 million higher CSS sales resulted from $31.4 million of higher HDD drives, partially offset by $0.6 million of lower Optical product, $0.2 million of lower Mini USB flash drive and $0.2 million of lower floppy external drive sales.  The sales decreases for Optical, Mini USB flash and floppy external drives were primarily as a result of our prior decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products.  Zip product sales continued their expected decline for the quarter ended September 30, 2007, in terms of both units and sales dollars.

Our sales by region for the three months ended September 30, 2007 and October 1, 2006 are shown in the table below:

	For the Three Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Europe	$53,072	$26,697	$26,375	99%
Americas (includes Latin America)	25,500	24,282	1,218	5
Asia Pacific	2,095	2,616	(521)	(20)
Total	$80,667	$53,595	$27,072	51%

Percent of Total Sales:
Europe	66%	50%
Americas (includes Latin America)	32	45
Asia Pacific	2	5
Total	100%	100%

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

The increase in sales dollars in Europe was primarily due to higher CSS product sales of HDD.  Sales dollars in the Americas and Asia Pacific region remained relatively flat period over period.

The sales growth in Europe has been primarily due to the introduction of lower cost, competitive HDD products in mid-2006 and strong retail distribution throughout Europe.  The Americas retail environment is more challenging than the environment we face in Europe and is generally promotional and discount driven.  We currently focus on gross margin generation and other sales channels where we believe we can profitably sell our products and intend to continue this focus in the future. As a result of our focus on profitable sales, we have purposely reduced our Americas retail sales.

As shown in the table below, total sales for the nine months ended September 30, 2007 increased over the prior year primarily due to the introduction and market acceptance of our new HDD products, partially offset by the expected decrease in Zip product sales.

	For the Nine Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$153,262	$81,999	$71,263	87%
Zip Products	13,097	25,681	(12,584)	(49)
Total Consumer Products	166,359	107,680	58,679	54
Business Products:
REV Products	29,388	30,869	(1,481)	(5)
Network Storage Systems	15,077	12,724	2,353	18
Services	4,898	1,515	3,383	223
Total Business Products	49,363	45,108	4,255	9
Other Products	248	540	(292)	(54)
Total Sales	$215,970	$153,328	$62,642	41%

The $71.3 million higher CSS sales resulted from $77.0 million of higher HDD drives, partially offset by $2.5 million of lower Mini USB flash drive sales, $2.6  million of lower Optical product sales, and $0.6 million of lower floppy external drive sales.  The sales decreases for Mini USB flash, Optical and floppy external drives were primarily as a result of our prior decision to discontinue certain unprofitable SKUs in these product lines and to focus our efforts on HDD products.  Zip product sales continued their expected decline for the nine months ended September 30, 2007, in terms of both units and sales dollars.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

Our sales by region for the nine months ended September 30, 2007 and October 1, 2006 are shown in the table below:

	For the Nine Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Europe	$142,874	$75,713	$67,161	89%
Americas (includes Latin America)	65,609	68,329	(2,720)	(4)
Asia Pacific	7,487	9,286	(1,799)	(19)
Total	$215,970	$153,328	$62,642	41%

Percent of Total Sales:
Europe	66%	49%
Americas (includes Latin America)	30	45
Asia Pacific	4	6
Total	100%	100%

The increase in sales dollars in Europe was primarily due to higher CSS product sales of HDD.  The decrease in sales dollars in the Americas was primarily due to lower Zip and CSS (Optical and Mini USB flash drive) product sales, partially offset by an increase in Services as a result of the CSCI acquisition.  The decrease in sales dollars in the Asia Pacific region was primarily due to lower NSS, CSS (Optical) and Zip product sales, partially offset by higher HDD product sales.  The sales growth in Europe has been primarily due to the introduction of lower cost, competitive HDD products and strong retail distribution throughout Europe.  The Americas retail environment is more challenging than the environment we face in Europe and is generally promotional and discount driven.  We currently focus on gross margin generation and other sales channels where we believe we can profitably sell our products and intend to continue this focus in the future. As a result of our focus on profitable sales, we have purposely reduced our Americas retail sales.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

Our gross margin details for the three months ended September 30, 2007 and October 1, 2006 are shown in the table below:

	For the Three Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$12,953	$12,216	$737	6%
Total Gross Margin (%)	16.1%	22.8%

The increase in the gross margin dollars and decrease in gross margin percentage was primarily a result of growth in Consumer Storage Solution products, which generally carry a lower gross margin percentage than other product lines, and an expected ongoing decrease in Zip revenue of 39%, which carries a higher gross margin percentage.

The CSS product gross margins increased in terms of dollars for the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006, primarily due to the higher sales volumes.  The CSS product gross margin percentage decreased slightly due to a mix of lower gross margin HDD products, partially offset by freight and other supply chain improvements.

The Zip product gross margin decreased in terms of dollars and percentage for the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006 due to the expected ongoing decline in revenue.

The REV product gross margins increased in terms of percentage for the quarter ended September 30, 2007, compared to the quarter ended October 1, 2006 due to a mix of higher margin products.  The REV product gross margin decreased slightly in terms of dollars due to lower revenue, partially offset by better margin percentage.

The NSS product gross margins increased in terms of dollars and percentage for the quarter ended September 30, 2007, compared to the quarter ended October 1, 2006.  The improvement was a result of the release of new, more competitive network HDD and NAS products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin (Continued)

Our gross margin details for the nine months ended September 30, 2007 and October 1, 2006 are shown in the table below:

	For the Nine Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$39,395	$30,810	$8,585	28%
Total Gross Margin (%)	18.2%	20.1%

The increase in the gross margin dollars and decrease in gross margin percentage was primarily a result of growth in Consumer Storage Solution products, which generally carry a lower gross margin percentage than other product lines, and an expected decrease in Zip revenue of 49%, which carries a higher gross margin percentage.

The CSS product gross margins increased in terms of dollars and percentage for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006, primarily due to the release of new HDD products, the supply chain cost improvements and higher sales volumes.

The Zip product gross margin decreased in terms of dollars and percentage for the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006 due to the expected decline in revenue as well as charges associated with the end of life.

The REV product gross margins increased in terms of dollars and percentage for the nine months ended September 30, 2007, compared to the nine months ended October 1, 2006.  The improvement was a result of the release of the REV 70GB Backup Drive in the summer of 2006 and lower fixed overhead spending in 2007.

The NSS product gross margins decreased in terms of dollars and percentage for the nine months ended September 30, 2007, compared to the nine months ended October 1, 2006 due to start up charges associated with the launch of the StorCenter Pro NAS 150d product, combined with a higher mix of product sales with lower gross margins.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss)

Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses.  Operating expenses are charged to the product segments primarily as a percentage of sales and on a direct method to a lesser extent.  When such costs and expenses exceed sales and other income, this is referred to as a product operating loss.  The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material.  Non-allocated operating expenses include restructuring charges and certain extraordinary costs.

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.

	For the Three Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(545)	$(1,744)	$1,199	69%
Zip Products	1,224	767	457	60
Total Consumer Products	679	(977)	1,656	169
Business Products:
REV Products	204	(367)	571	156
Network Storage Systems	566	464	102	22
Services	(349)	(53)	(296)	(558)
Total Business Products	421	44	377	857
Other Products	(139)	75	(214)	(285)
Restructuring reversals	153	211	(58)	(27)
Total Operating Income (Loss)	$1,114	$(647)	$1,761	272%

The CSS product operating loss as a percentage of CSS product sales improved to a negative 0.1% for the quarter ended September 30, 2007 from a negative 6% product operating loss for the quarter ended October 1, 2006.  The lower CSS product segment operating loss resulted primarily from improved gross margins from the HDD supply chain improvements, lower operating expenses and other cost reductions.

Zip product operating income as a percentage of Zip product sales increased to 32% for the quarter ended September 30, 2007 from 12% for the quarter ended October 1, 2006 due to lower operating expenses in 2007 and a goodwill impairment charge taken in the third quarter of 2006.  We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle.  There is no remaining goodwill related to the Zip product line on the balance sheet at September 30, 2007, as the last impairment charges were taken in the second quarter of 2007.

The REV product operating income as a percentage of REV product sales improved to 2% for the quarter ended September 30, 2007 compared to a negative 3% for the quarter ended October 1, 2006.  The REV product operating income for the quarter ended September 30, 2007 resulted primarily from lower research and development expenses, lower selling and marketing expenses and improved gross margins.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The NSS product operating income as a percentage of NSS product sales remained consistent at 10% for the quarter ended September 30, 2007, compared to the quarter ended October 1, 2006.

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our new managed Services business.

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.

	For the Nine Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(141)	$(11,666)	$11,525	99%
Zip Products	1,804	1,874	(70)	(4)
Total Consumer Products	1,663	(9,792)	11,455	117
Business Products:
REV Products	234	(5,742)	5,976	104
Network Storage Systems	211	884	(673)	(76)
Services	(1,404)	174	(1,578)	(907)
Total Business Products	(959)	(4,684)	3,725	80
Other Products	250	1,011	(761)	(75)
Non-Restructuring Charges	-	(995)	995	100
Restructuring (charges) reversals	235	(4,358)	4,593	105
Total Operating Income (Loss)	$1,189	$(18,818)	$20,007	106%

The CSS product operating loss as a percentage of CSS product sales improved to negative 0.1% for the nine months ended September 30, 2007 from a negative 14% product operating loss for the nine months ended October 1, 2006.  The CSS product segment operating loss improvement resulted primarily from improved gross margins from higher sales volumes and the HDD supply chain improvements, and lower operating expenses.

Zip product operating income as a percentage of Zip product sales increased to 14% for the nine months ended September 30, 2007 from 7% for the nine months ended October 1, 2006 due to lower operating expenses in 2007 and larger impairment charges taken in 2006.  We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle.  There is no remaining goodwill related to the Zip product line on the balance sheet at September 30, 2007, as the last impairment charges were taken in the second quarter of 2007.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The REV product operating income as a percentage of REV product sales improved to 0.1% for the nine months ended September 30, 2007 compared to an product operating loss of negative 19% for the nine months ended October 1, 2006.  The REV product operating income for the nine months ended September 30, 2007 resulted primarily from lower research and development expenses, lower selling and marketing expenses and improved gross margins.

The NSS product operating income as a percentage of NSS product sales decreased to 1% for the nine months ended September 30, 2007 as compared to a 7% for the nine months ended October 1, 2006.  The lower NSS product operating income for the nine months ended September 30, 2007 resulted primarily from charges associated with the launch of the StorCenter Pro NAS 150d product, combined with a higher mix of product sales with lower gross margins.

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our new managed Services business.

Other Products product operating income decreased for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006, primarily as a result of lower license fee and patent income.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the three months ended September 30, 2007 and October 1, 2006.

	For the Three Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$9,452	$8,216	$1,236	15%
Research and development	1,872	1,904	(32)	(2)
Restructuring reversals	(153)	(211)	58	27
Goodwill impairment charge	-	2,513	(2,513)	(100)
Bad debt expense	668	441	227	51
Total Operating Expenses	$11,839	$12,863	$(1,024)	(8)%

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

The table below shows the details of and the changes in operating expenses for the nine months ended September 30, 2007 and October 1, 2006.

	For the Nine Months Ended
	Sept. 30,	Oct. 1,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$30,233	$31,308	$(1,075)	(3)%
Research and development	5,395	6,946	(1,551)	(22)
Restructuring charges (reversals)	(235)	4,358	(4,593)	(105)
Goodwill impairment charges	2,963	7,935	(4,972)	(63)
License and patent fee income	(452)	(1,085)	633	58
Bad debt expense	302	166	136	82
Total Operating Expenses	$38,206	$49,628	$(11,422)	(23)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006, in part due to higher than normal payments to third parties for services.  Selling, general and administrative expenses decreased as a percentage of sales to 12% for the quarter ended September 30, 2007, compared to 15% for the quarter ended October 1, 2006.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006 reflected lower costs resulting primarily from the 2006 restructuring actions and other cost reductions.  Selling, general and administrative expenses decreased as a percentage of sales to 14% for the nine months ended September 30, 2007, compared to 20% for the nine months ended October 1, 2006.

Research and Development Expenses

Lower research and development expenses for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006 reflected lower development expenses on REV and HDD products.  Research and development expenses decreased as a percentage of sales to approximately 2% for the quarter ended September 30, 2007 compared to 4% for the quarter ended October 1, 2006 as a result of higher revenue and overall lower product development costs described above.

Lower research and development expenses for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006 reflected lower development expenses on HDD and REV products.  Research and development expenses decreased as a percentage of sales to 2% for the nine months ended September 30, 2007 compared to 5% for the nine months ended October 1, 2006 as a result of higher revenue and the lower product development costs described above.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Goodwill Impairment Charges

For the quarter ended September 30, 2007, there was no goodwill impairment charge included in operating expenses as compared to $2.5 million for the quarter ended October 1, 2006, relating to Zip goodwill.

For the nine months ended September 30, 2007, operating expenses included a non-cash impairment charge for $3.0 million relating to Zip goodwill as compared to $7.9 million for the nine months ended October 1, 2006.

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycle.  There was no remaining goodwill related to the Zip product line as of July 1, 2007.

License and Patent Fee Income

There was no license and patent fee income for either the quarters ended September 30, 2007 or October 1, 2006.

For the nine months ended September 30, 2007, license and patent fee income of $0.5 million was recognized for the sale of certain patents as compared to $1.1 million for the nine months ended October 1, 2006.

Bad Debt Expense

For the quarter ended September 30, 2007, we had a bad debt expense of $0.7 million compared a $0.4 million bad debt credit for the quarter ended October 1, 2006 primarily as a result of higher accounts receivables.

For the nine months ended September 30, 2007, we had a bad debt expense of $0.3 million compared a $0.2 million bad debt credit for the nine months ended October 1, 2006.

Restructuring Charges

During each of the first, second and third quarters of 2007, we recorded a net restructuring release of approximately $0.1 million.

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

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges (Continued)

During the third quarter of 2006, we recorded a restructuring benefit of $0.2 million, primarily related to the 2006 and 2005 restructuring actions.

For a more detailed discussion on restructuring charges, please refer to the notes to the condensed consolidated financial statements.

Interest Income

Interest income was $0.8 million for the quarter ended September 30, 2007, compared to $0.7 million for the quarter ended October 1, 2006.  The increase was a result of higher interest rates.

Interest income decreased to $2.1 million for the nine months ended September 30, 2007 as compared to $2.3 million for the nine months ended October 1, 2006.  The decrease was a result of lower average cash balances, partially offset by higher interest rates.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), was a net other expense of less than $0.1 million for the quarter ended September 30, 2007, compared to a net other income of $1.0 million the quarter ended October 1, 2006 primarily a result of a $1.1 million gain recorded in the third quarter of 2006 for the release of various liabilities for a European subsidiary for which operations ceased in 1999.

Interest expense and other income (expense), was a net other expense of $0.2 million for the nine months ended September 30, 2007 as compared to a net other income of $0.9 million for the nine months ended October 1, 2006 primarily a result of a $1.1 million gain recorded in the third quarter of 2006 for the release of various liabilities for a European subsidiary for which operations ceased in 1999, partially offset by a $0.5 million VAT write-off in 2006 associated with a bankrupt European customer.

Income Taxes

For the quarter ended September 30, 2007, we recorded a net income tax provision of $0.5 million on pre-tax income of $1.8 million.  This tax provision was primarily comprised of taxes provided on foreign earnings, foreign and domestic capital taxes and an increase in the deferred tax liability related to tax amortization of CSCI goodwill.

For the quarter ended October 1, 2006, we recorded an income tax provision of $0.2 million on a pre-tax income of $1.1 million.  This tax benefit was primarily comprised of a release of a deferred tax liability resulting from the goodwill impairment charge recognized.

For the nine months ended September 30, 2007, we recorded a net income tax benefit of $0.4 million on pre-tax income of $3.1 million.  This tax benefit was primarily comprised of a $1.6 million release of a contingency reserve related to a foreign tax exposure for which the statute of limitations expired in the second quarter of 2007 and releases of $1.2 million of deferred tax liabilities resulting from the goodwill impairment charges recognized, partially offset by taxes provided on foreign earnings, foreign and domestic capital taxes and an increase in deferred tax liabilities related to tax amortization on CSCI goodwill.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, we had $8.2 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.  Consistent with the provisions of FIN 48, we reclassified $4.0 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

As a result of the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities during the second quarter of 2007, as described below, the total amount of unrecognized tax benefits was reduced by $1.4 million.  During the third quarter of 2007, the total amount of unrecognized tax benefits was increased by $0.2 million as a result of preliminary findings of the Italian tax authorities.  At September 30, 2007, we have $4.6 million of unrecognized tax benefits, $2.8 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the date of adoption of FIN 48, we had accrued $0.3 million for the payment of interest and penalties relating to unrecognized tax benefits.  This amount was increased during the first quarter of 2007 by $0.1 million for additional accruals of interest and penalties and reduced during the second quarter of 2007 by $0.2 million for the release of accruals related to the expiration of the statute of limitations on certain foreign income tax returns without notification of review by the taxing authorities and remained relatively the same during the third quarter of 2007.  As of September 30, 2007, we have approximately $0.3 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

The tax years 2002-2006 remain open to examination by the Internal Revenue Service (“IRS”).  We are no longer subject to examination by the IRS for periods prior to 2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  Various state and foreign income tax returns are also under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Details of our total cash, cash equivalents and temporary investments are shown in the table below:

	Sept. 30,	Dec. 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total cash, cash equivalents and temporary investments for the U.S. entity	$4,604	$2,653	$1,951	74%
Total cash, cash equivalents and temporaryinvestments for non-U.S. entities (1)	64,763	65,495	(732)	(1)
Total consolidated cash, cash equivalentsand temporary investments	$69,367	$68,148	$1,219	2

Working capital	$90,135	$79,273	$10,689	13%

(1)
Of the $64.8 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at September 30, 2007.  At December 31, 2006, $0.1 million of the non-U.S. entity cash was restricted.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

For the nine months ended September 30, 2007, cash provided by operations amounted to $1.2 million.  The primary sources of cash from operations for the nine months ended September 30, 2007 was net income, partially offset by the seasonal build of inventory and trade receivables.

Trade receivables increased in the nine months ended September 30, 2007, due to increased sales.  Days sales outstanding (“DSO”) in receivables increased from 36 days at December 31, 2006 to 54 days at September 30, 2007.  DSO increased primarily due to the timing of sales within the respective periods.  Inventories increased during the nine months ended September 30, 2007 primarily in the HDD product line as we ramp for the fourth quarter, which is generally a seasonally strong quarter.

Our goal is to continue to increase cash flows from operations by improving the financial results of the CSS business, in particular HDD and improving REV product sales and margins.  Although we have made significant progress on most of these initiatives, we can give no assurance that this progress is sustainable in the long term.

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

ITEM 4.  CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Demand for Our Products and Services and Operating Efficiencies

Our future operating results will depend upon our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins.  This, in turn, will depend on a number of factors, including:
•	Our ability to improve and/or sustain satisfactory HDD gross margins;

•	Our ability to generate significant sales and profit margins from REV® and NAS products and OfficeScreen® services;

•	Our ability to replace declining Zip® revenues and profits with revenues and profits from other products and services;

•	Worldwide market conditions and demand for digital storage products;

•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world;

•	Our ability to avoid disruptions to our ongoing business as we evaluate strategic investments, including the evaluation of new opportunities related to services for small- and medium-sized businesses;

•	Our ability to obtain HDD products from suppliers at a competitive price and in sufficient quantities;

•	Our ability to utilize reliable outsource partners for certain critical functions at prices that keep us competitive and

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence.  Although we have recorded net income in the past five quarters, we have been unable to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to sustain profits in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Zip Drives and Disks

Zip® products have accounted for the majority of our product operating income from 1996 through 2006, and also in the third quarter of 2007,  and have provided our only meaningful source of product operating income for the past several years.  However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999.  These declines are expected to continue through the end of the Zip product lifecycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions.  Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in the future.  Further, we will not be viable unless we generate significant product operating income from products other than Zip products.  We can provide no assurance that we will be able to do so in the future.  In addition, as a result of the end of the lifecycle for Zip, we expect to incur various claims for excess and obsolete inventory and may incur higher per-unit charges on small volumes of purchases or other costs associated with waning sales of this product line.  Further, retail distributors who have featured Iomega products because of their desire to sell our proprietary Zip products may reduce or end purchases of non-Zip products as Zip sales become less important in attracting customers into their businesses.

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Inability to create product awareness or lack of market acceptance of the REV 70GB Backup Drive;

•	Failure to maintain acceptable arrangements with product component suppliers, particularly in light of lower than anticipated volumes;

•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;

•	The potential for further delays or other failures of our OEM partner in the broadcast industry, Thomson N.A., to introduce expected products utilizing REV drives and disks in 2007;

•	Potential declines in demand for REV 35GB products because of the launch of REV 70GB products;

•	The potential for cost overruns, schedule misses or performance issues with next generation REV products as we develop additional REV products and

•	Risks that third parties may assert intellectual property claims against REV products.

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

U.S. Sales

Selling HDD products into retail channels in the U.S. continues to be a challenge for us.  During 2007, CompUSA closed a substantial number of its stores, reducing certain volume opportunities for Iomega.  Further, it appears that some companies with their own manufacturing capabilities are increasing competition and lowering prices aggressively.  We have generally believed that a certain volume of retail sales is beneficial to maintain brand awareness; however, our retail HDD volume in the U.S. has been decreasing over the past several quarters.  We can give no assurances regarding our future success in selling HDD products in retail channels in the U.S.  Additionally, as Zip products approach the end of their life, there is a risk that our distribution or retail customers elect to discontinue selling Zip products earlier than anticipated due to lower volumes.

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

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Development and Introduction of New Products and Services and New Revenue Streams (Continued)

Our acquisition of CSCI, Inc. introduced management and various personnel to new challenges, including the need to incorporate a private company into our public company processes and controls; the need for us to simultaneously launch additional sales of this newly acquired service while hiring and scaling up support for offering OfficeScreen services to more and more customers.  Historically, CSCI, Inc. did not have the same extent of process controls as a public company, and that company environment is in the midst of a period of change, from ownership by two founders to ownership and integration by a public company.  Changing the management and tracking of information could result in disruption or loss of past checks and balances.  Further, selling security and/or firewall services requires new contracts and the wide distribution of a service that is a new offering from us and potentially a new service for future customers.  Another one of our goals is to expand the managed service business internationally, introducing risks related to learning new regulatory schemes and laws that may not have applied to our traditional hardware business.  These efforts all involve execution, market risk and competition, as well as implementation of new business processes and systems (e.g., managing monthly billing rather than up front payments for hardware; managing ongoing services to accounts with ever-changing IT environments; adapting to deal with changing security threats or viruses over time; etc.) and there is no assurance that we will be successful in this endeavor.

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

We are always at risk that any future failure of our own controls or the controls at any of our outsourcing partners could result in reported material weaknesses.  Responsibility for the finance function for Europe has changed hands internally as we have restructured and experienced voluntary turnover over the past year.  In general, we have somewhat more risk and a newer, smaller compliance team in Europe, but our greatest growth in revenue has been in Europe in recent quarters.

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

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics operations, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services provider.  These systems may develop communication, compatibility, control or reliability problems.  In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks.  In the second quarter of 2007, in an effort to further reduce operating costs, we changed our global distribution and logistics supplier.  Transitioning such a highly integrated, critical relationship has caused disruption, incremental costs during the transition, interruptions to shipments, increased manual processes, and may cause risks of accounting or information technology issues or other business risks.

Reporting of Channel Inventory and Product Sales by Channel Partners

We defer recognition of sales on estimated excess inventory in the distribution, retail and DMR (direct merchandising retailers) channels.  For this purpose, excess inventory is the amount of inventory that exceeds the channel’s four-week requirement as estimated by management.  We rely on reports from our distributors, resellers and DMR customers to make these estimations.  Although we have processes and systems checks in place to help reasonably ensure the accuracy of the reports, we cannot guarantee that the third-party data, as reported, will be accurate.

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

Uncertain Tax Positions

We adopted FIN 48 as of January 1, 2007, as required.  In 2007 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax laws, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

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

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarter ended September 30, 2007, we did not repurchase any shares of our Common Stock.  As of September 30, 2007, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 28, 2000.  The repurchase plan does not have a fixed termination date.

ITEM 6.  EXHIBITS:

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

                                                                                                                  /s/ Jonathan S. Huberman                        .
Dated:                      November 8, 2007                                                              Jonathan S. Huberman
 Vice Chairman and Chief Executive Officer

                                                                                                                  /s/ Preston Romm                                    .
Dated:                      November 8, 2007                                                               Preston Romm
Vice President of Finance and
Chief Financial Officer(Principal financial and
accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                   Description

10.27                             Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan.

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