Form 10-K
period 2007-12-31
IOMEGA CORP
filed 2008-03-14
CIK 352789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule#12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 29, 2007 was $253,779,981 based upon the last reported sales price of the Common Stock as reported by the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at March 5, 2008 was 55,340,020.

Documents incorporated by reference:

•	Specifically identified portions of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders into Part III of Form 10-K.

IOMEGA CORPORATION AND SUBSIDIARIES

FORM 10-K

For The Fiscal Year Ended December 31, 2007

[THIS PAGE INTENTIONALLY LEFT BLANK]

IOMEGA CORPORATION AND SUBSIDIARIES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements, within the meaning of the federal securities laws.    Any statements that do not relate to historical or current facts or matters are forward-looking statements.    You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “contingency(ies),” “plans,” “forecasts,” “reserves,” “goals,” “objectives” and other similar expressions, or the use of future tense.    Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions.    These forward-looking statements include, but are not limited to, statements concerning:

•

Our goals for 2008, including: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our hard disk drive (“HDD”) business and excel in the high-growth network attached storage (“NAS”) market; (3) to launch and ramp the next generation of REV products and (4) to finalize the ExcelStor acquisition and begin to create a global consumer electronics company;

•

Our goals to maintain profitability in 2008 and to improve cash flow from operations through containing operating expense spending, growing HDD sales, maintaining or improving the gross margins of HDD products and growing REV product sales;

•	Ongoing efforts to complete our acquisition of ExcelStor Group;

•	Our fourth quarter being seasonally strong or our summer months being seasonally slow in Europe due to holidays;

•	Expected future taxes including taxes on repatriation of foreign cash to the U.S.;

•	Expected volatility, expected term and value of stock options;

•

Risk factors we face, including all discussions in the section below entitled “Risk Factors”, concerning things that could happen to Iomega, its products, employees, profits or other aspects of the business in the future;

•	Our focus or intended focus for our sales efforts and

•

Our belief that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements and capital expenditures related to our ongoing business for at least one year.

There are numerous factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements.    These factors include, without limitation, those set forth under the captions “Application of Critical Accounting Policies,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” included in Items 7 and 7A of Part II and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K.    In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was first filed with the SEC and undue reliance should not be placed on these statements.    Our forward-looking statements do not include the potential impact of any mergers, acquisitions or divestitures that may be announced or closed after the date hereof.    We specifically disclaim any obligation to update forward-looking statements, even if our estimates change.

Copyright © 2008 Iomega Corporation.    All rights reserved.    Iomega, Zip, REV, OfficeScreen, eGo, ScreenPlay, Jaz, IoClub and iStorage are either registered trademarks or trademarks of Iomega Corporation or its subsidiaries in the United States and/or other countries.    Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

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

We were incorporated in Delaware in 1980.    Our executive offices are located at 10955 Vista Sorrento Parkway, San Diego, CA 92130 and our telephone number is (858) 314-7000.    The terms “Iomega,” “we” and “us” refer to Iomega Corporation and our wholly owned subsidiaries, unless the context otherwise specifies.    We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the Investor Relations section of our website at www.iomega.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).    The Company’s Internet site and the information contained therein is not incorporated by reference into this Form 10-K.

Product Categories

We group our products into 2 categories.    Our products are described in more detail below.

Our Consumer Products include the following:

•	Iomega® desktop hard disk drives (“HDD”)

•	Iomega portable and eGo™ HDD drives

•	Iomega MiniMax and Ultramax HDD drives

•	Iomega ScreenPlay™ Multimedia drives

•	Zip drives and disks

•	Iomega CD-RW drives

•	Iomega DVD rewritable drives

•	Iomega Floppy USB drive and Floppy 7-in-1 card reader drive

Our Business Products include the following:

•	REV drives and disks

•	REV-based Autoloaders

•	Iomega Network Attached Storage (“NAS”) servers

•	Iomega StorCenter™ network hard drives

•	OfficeScreen® Managed Firewall and resale of e-mail security from a third party

•	iStorageTM offsite remote storage

•	Aftermarket service plans for certain Iomega NAS servers and the REV Autoloaders

Regarding all capacity references contained in this filing, one-megabyte (or “MB”) equals 1 million bytes, one gigabyte (or “GB”) equals 1 billion bytes and one terabyte (or “TB”) equals 1 trillion bytes.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Availability

Iomega products are generally available worldwide from retailers, direct marketing resellers (“DMRs”), distributors, original equipment manufacturers (“OEMs”), online vendors, value-added resellers (“VARs”) and system integrators.    Iomega services are generally available from telecom resellers and distributors.    We also sell our products and services through our www.iomega.com website.

Consumer Products

Consumer Storage Solutions Products

Iomega External HDD Drives

Iomega Desktop HDD Drives.    Iomega desktop HDD drives (3.5-inch form factor) include certain third-party backup software packages, are available in capacities ranging from 320GB to 1.5TB and are compatible with both PC and Mac® operating systems.

Iomega Portable HDD Drives.    Iomega portable HDD drives (2.5-inch form factor) are available in capacities ranging from 120GB to 250GB and include our stylish, colorful and rugged eGo drives.    These drives ship with certain third-party backup software packages, are host powered so they can be used without requiring a separate power supply and are compatible with both PC and Mac® operating systems.

Iomega MiniMax and Ultramax Hard Drives.    These single- and two-drive high performance units are designed for Mac® users with capacities ranging from 500GB to 1.5TB.    The MiniMax drives are host powered, contain an interactive cooling system and are optimized for use with Mac® mini computers.

Iomega ScreenPlay™ Hard Drives.    Iomega Screenplay hard drives are 360GB, 500GB and 750GB Multimedia drives used for consumer entertainment purposes.    These multimedia drives allow the user to play stored video, movies or music and view photos and other digital data directly on a television.

Optical Drives

Iomega CD-RW Drives.    Iomega external CD-RW drives are used for creating customized music CDs, archiving and distributing photos and other digital data files.    All current Iomega CD-RW drives are compatible with USB 2.0 interfaces and ship certain third-party software packages and are compatible with both PC and Mac® operating systems.

Iomega DVD Rewritable Drives.    Iomega DVD rewritable drives are used for the same purposes as CD-RW drives and for transferring and storing video content on DVD discs.    Iomega Super DVD Writer supports all DVD formats (except for DVD-RAM); reads, writes and rewrites to CD-RW disks and is compatible with both PC and Mac® operating systems.    All DVD drives support 4x dual layer formatted media and ship with certain third-party software packages.

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

Zip Products

Zip Drives.    We introduced the Zip drive in March of 1995.    Zip drives are affordable portable storage products for personal computer users, which allow users to easily store, transport and secure data on removable disks.    Zip drives are available in capacities of 100MB, 250MB and 750MB and are available in internal and external configurations with USB 2.0 and ATAPI.    Zip drives are compatible with leading operating systems for personal computers and workstations (both PC and Mac®).    We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, as a result of the Restriction of Hazardous Substances (“RoHS”) lead free initiative.    Zip drives use our proprietary Zip disks.

Zip Disks.    Zip disks are available in 100MB, 250MB and 750MB capacities.    Sales of Zip disks continue worldwide, including the EU.

Business Products

REV Products

REV Drives and Disks.    In April of 2004, we began shipping our first generation REV products, a 35GB native capacity drive and disk.    We began shipping the REV 70GB products in July of 2006.    The REV products consist of a drive and removable, rugged and portable disk available in native capacities of 35GB and 70GB.    With data compression, the disks have capacities up to 70GB and 140GB, respectively.    The REV 35GB drive is available in external USB 2.0, Firewire and internal ATAPI, SCSI and SATA interfaces while the REV 70GB drive is available in external USB 2.0 and internal ATAPI and SATA interfaces.    REV products are designed for backup, archive and high-capacity portable storage for small- and medium-sized businesses and enterprise workgroups.    Other potential markets include traditional tape backup/archiving, video surveillance, professional audio/video, medical imaging data storage and high-end workstation support applications.    Compared to DDS/DAT and Travan-based tape systems, REV drives and disks are faster, more durable, easier to maintain, provide random access to data and the drives are less expensive.    We have developed and announced in March of 2008, a next generation REV drive with 120GB native capacity per disk.

REV-Based Autoloaders.    During the fourth quarter of 2005, we launched a REV-based Autoloader, which is one REV 35GB drive and holds eight 35GB removable disks.    The next generation Autoloader, based on the REV 70GB platform, was launched in September of 2006, giving one drive access to 560GB on eight 70GB disks.    Aftermarket service plans for REV-based Autoloader are available either separately or bundled with REV-based Autoloaders.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Business Products (Continued)

Iomega Network Attached Storage Products

NAS Servers.    We ship NAS servers with capacities ranging from 500GB to 3TB.    We market our NAS products toward small- and medium-sized businesses and enterprise workgroups.    Our NAS servers either use a Microsoft® Windows®-based operating system or an Iomega developed imbedded Linux operating system.    Aftermarket service plans for Iomega NAS servers are available either separately or bundled with NAS servers depending upon the NAS server model.

Iomega StorCenter and Home Network Hard Drives.    Iomega StorCenter and Home network hard drives are available in capacities ranging from 320GB to 1TB and are compatible with PC, Mac® and Linux operating systems.    With our StorCenter and Home network hard drives, multiple users can store and share files from any standard or wireless computer connected to that network.    For backup applications, certain third-party applications and other miscellaneous products are included along with password protection and data management.

Services

Services consist of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen solutions, resale of e-mail security from a third party and system integration and also Iomega services such as iStorage.    We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, providing secure remote access for small businesses and reselling e-mail security.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz® disks and Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.    iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category.    The Other Products segment included the research and development of the Digital Capture Technology (“DCT”) development program, which was cancelled in the second half of 2004 but later licensed to a third party.

Product Development

Research and development expenses were $8.1 million, or 2% of sales, for 2007; $8.9 million, or 4% of sales, for 2006 and $14.1 million, or 5% of sales, for 2005.    These expenses were incurred primarily for the research and development of REV products, and, to a lesser extent, network storage devices.    Development expenses were also incurred for software enhancements as well as in the sourcing, qualification and testing of certain products, including external HDD products, CD-RW and DVD rewritable drives and other products.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Product Development (Continued)

Overall research and development amounts are anticipated to be similar in dollar amount in 2008 as compared to 2007.    Such costs will be associated with network storage products, software enhancements, potential follow-on REV products, and sourcing, qualification and testing of Consumer Products and other products.

Marketing

Our worldwide marketing objective is to build Iomega brand and product awareness and to generate demand for our products and services.    Our marketing efforts are focused on the positioning and messaging of our products, software and services to enhance the value of the Iomega brand.

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

In addition, to enhance our ability to serve the small- to medium-sized businesses segment, we continue to actively recruit qualified VAR partners to sell our REV and NSS products.    These VAR partners are supported through our IPartner and IoClub™ online initiatives, which are company sponsored groups, with marketing programs, training and sales materials.

Sales

We sell our products primarily through computer product and consumer electronic distributors, retailers, DMRs, VARs and on our own website.    We sell our services through telecom resellers, distributors and on our own website.    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 12 of the notes to consolidated financial statements for financial information about our business segments as well as a description of the markets served by our respective products.

Our CSS business is typically strongest during the fourth quarter.    Our European sales are typically weaker during the summer months due to holidays.    There can be no assurance that any historic sales patterns will continue and, as a result, sales for any prior period are not necessarily indicative of the sales to be expected in any future period.

Retail Sales

Retail outlets for our products include computer superstores, consumer electronic superstores, mail order DMRs, office supply superstores, specialty computer stores and other retail outlets.    In the U.S. and Europe, we sell our products to retail channels directly, as well as indirectly through distributors.    In Asia and Latin America, we sell our products indirectly to the retail channel through distributors.    Certain of our products are sold at a retail level by a number of the leading retailers of computer products.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Sales (Continued)

Distributors

We sell our products through approximately fifty distributors throughout the world, the largest customer being Ingram Micro, Inc.

For the year ended December 31, 2007, sales to Ingram Micro, Inc. accounted for 24% of our consolidated sales.    The loss of this customer would have a material adverse effect on us.

Company Website

We offer our products, including various promotional items, through our www.iomega.com website.

International Sales

We sell our products in Europe, Asia and South America through international and local distributors.    In the third quarter of 2006, we began selling direct to certain retail customers in Europe.    We have sales and marketing organizations in several locations in Western Europe and Asia.    The majority of sales to European customers are denominated in Euros.    All sales to customers in South America and Asia are denominated in U.S. dollars.    In total, sales outside of the United States were 74% for 2007, 62% for 2006 and 55% for 2005.    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and Note 12 of the notes to consolidated financial statements for more information on international sales.

OEMs and Licensees

In addition to sales through retail and distribution channels, we have entered into a number of agreements with a variety of OEMs within the computer industry.    We have entered into agreements with several small OEMs regarding REV internal drives.

During the fourth quarter of 2004, we entered into a definitive license agreement regarding our DCT intellectual property.    The license agreement terms included an upfront cash payment of $10.5 million to us and an additional fixed $3.5 million cash payment to us at a later date based upon the earlier of licensee’s commercialization date of the technology or November of 2007.    The $10.5 million was reflected as a benefit to operating expenses on the consolidated statement of operations under the caption, “license and patent fee income” in 2004.    We recognized the $3.5 million in the fourth quarter of 2007 when the related cash payment was received.

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

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

OEMs and Licensees (Continued)

During 2007, we entered into and also received payments under certain patent agreements, whereby we received a total of $0.5 million.    Additionally, we received a payment of $3.5 million under the 2004 DCT License Agreement.

Supply Chain

We outsource all manufacturing and certain supply chain operations.    In recent years, we have changed suppliers and focused significant efforts on distribution and logistics.    During 2005, we transferred the distribution and logistics operations for Asia to the same logistics partner used in our other regions to consolidate logistic vendors.    During 2006, we transferred our reverse logistics services to our distribution and logistics provider to consolidate with one worldwide provider.    The contract with that distribution and logistics partner expired in mid-2007.    In the second quarter of 2007, in an effort to further reduce operating costs, we changed to a different global distribution, logistics and reverse logistics partner.

In 2008, we will continue placing substantial focus on our supply chain and supply base to best support business objectives.    These changes may include changes to the supply chain model and the supply base.

As the Zip product line reaches its expected end of life, we have been making last time purchases for many of the product components and are winding down component production operations at various suppliers.    The third-party manufacturing of Zip drives is expected to continue through the first quarter of 2008 and disk production is expected to continue through the end of 2008.    During 2005, we entered into a last-time-buy agreement with our supplier for the flexible magnetic media used to make Zip disks and the Zip magnetic media production line has since closed down.

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

Backlog

We had an order backlog of approximately $26 million at December 31, 2007 and approximately $9 million at December 31, 2006.    The entire December 31, 2007 order backlog is expected to be filled early in 2008; however, the purchase agreements or purchase orders pursuant to which orders are made generally allow the customer to cancel orders without penalty.

Competition

Consumer Products

Our Consumer Products compete with a broad variety of data storage devices.    In many cases, these competing devices are similar to our products.    For example, we sell external HDD drives, CD-RW drives, DVD rewritable drives and floppy drives.    A number of manufacturers (including our suppliers) and competitors make and sell products that are substantially similar to our products in these areas.    We compete with these manufacturers and resellers on several factors such as price, performance, brand recognition, quality, customer support, channel presence, support and software/accessories included with the drives.    Given these competitive factors, we are subject to significant supply risk and situations where the manufacturer can under-price us in the market.    We attempt to differentiate our non-Zip Consumer Products with our brand and software, interface, usability and other features, but can provide no assurance that we will be able to continue to successfully do so.

By contrast, we are not aware of any product that shares the specific characteristics of our Zip drives and disks (affordable, removable, flexible, magnetic media with capacities ranging up to 750MB).    Nevertheless, all of the substitute products identified above compete with our Zip products in areas identified above.    Other products competing with our Consumer Products include internal hard drives, magnetic cartridge disk drives (that use either floppy or rigid media), magnetic tape drives and magneto optical drives.    Given the wide variety of competing personal storage products in the market, we expect that Zip sales will continue to decline and will be significantly less in 2008 as compared to 2007.

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

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

Business Products

REV products face significant competition from a variety of technologies, including the following: entry-level and low-end magnetic tape drives; external HDDs; optical-based products incorporating either recordable or rewritable CD or DVD technology, including new products based on Blu-Ray and similar high-capacity optical storage technologies and magneto-optical technologies.

Network Storage Solutions products compete with other NAS products as well as traditional methods for increasing storage on network servers, such as additional hard drives, tape drives/tapes, storage area network (“SAN”), general-purpose servers (“GPS”) and direct attached storage (“DAS”) that are connected to the system.    We believe that NAS products offer a more compelling product solution than DAS or the purchase of an incremental server by being less costly per GB, more efficiently enabling workgroup file sharing, being fast and easy to deploy, and having a lower total cost of ownership because there are no applications running on the device.

We compete primarily in the entry-level and low-end of the NAS market.    The key competitors in these two categories include Dell, Snap Appliance, Buffalo Technology, LaCie, Netgear and Hewlett-Packard (“HP”).    We intend to compete by providing home users and small businesses relevant features; competitive pricing; brand recognition; strong relationships in the retail, VAR and DMR channels; quality; customer support and strong sourcing relationships.    Given that we are sourcing substantially complete products from a limited number of sources, some of whom sell products that compete with ours, we are subject to significant hardware supply risks.

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

OfficeScreen Services differentiate themselves in a variety of ways, including the fact that they were designed for the small/medium business (“SMB”).    With OfficeScreen Services, the services are easily scalable; the SMBs do not incur any capital expenditures or need any network security expertise, making this a solution that is feasible considering their limited resources.    Finally, when compared to legacy connectivity options, OfficeScreen Services are just as secure, but much more affordable.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Competition (Continued)

Conclusion

Since the majority of our current business relates to HDD products, we believe that in order to compete successfully, we must continually reduce our product costs and operating costs of doing business.    During 2007 and 2006, we continued our efforts to optimize the supply chain to gain cost efficiencies, speed time to market and better serve our customers.    Through these and other actions, we are continuing to focus on reducing the costs of our products by reducing the cost of components used in our products through improved procurement processes and inventory management, product design modifications and by taking advantage of industry-wide reductions in costs and decreasing defect rates.    We continually evaluate our prices and, based on continuous competition, expect to reduce product prices or offer rebates in the future.    Reductions in the prices at which we sell our products or any rebates offered by us would adversely affect gross margins to the extent such reductions or rebates are not offset by reductions in the cost of such products.

We believe that in order to compete successfully, we will also need to differentiate our products from the competition through branding, speed to market, a wide-variety of attractive and unique designs, ease of use, and effective marketing and advertising portraying the benefits of our products and embedded software.

We believe that most consumers distinguish among competitive data storage products on the basis of some or all of the following criteria: price (cost per unit and cost per MB or GB of storage capacity), performance (speed and capacity), functionality (reliability, product size, removability and transportability), brand, design, broad market adoption and standardization of the technology across many devices, ease of installation and use, perceived functionality and utility, and security of data.    Additional competitive considerations, particularly in the OEM market, are the size (form factor) of the drive and the interface type with which the drive is compatible.

The data storage industry is highly competitive and we expect that the industry will remain highly competitive in the future.    In addition, the data storage industry is characterized by rapid technological development.    We compete with many companies that are also our suppliers and certain of these suppliers have greater financial, manufacturing and marketing resources than we do.    There are minimal barriers of entry to the external HDD and entry-level NAS markets and the availability of competitive products with superior performance, functionality, ease of use, security or substantially lower prices can have an immediate adverse affect on our business.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect our technology.    We have pending approximately 14 U.S. and foreign patent applications relating to various technology including REV drives and disks, hard drives, optical drives and various software applications, although there can be no assurance that such patents will be issued.    We hold approximately 400 individually or jointly owned issued or pending U.S. and foreign patents relating to our Zip and REV drives and disks, Optical drives, flexible media technology, software applications and other technologies.    Some of these patents and patent applications are subject to license agreements with third parties.    Additionally, several of the patents have expired but could still be applicable for enforcing prior infringements.    There can be no assurance that any patents or other intellectual property rights obtained or held by us will provide substantial value or protection to us, that they will prevent or impede a third party from developing competing products or that their validity will not be challenged or that affirmative defenses to infringement will not be asserted.

We have various registered trademarks in the United States, several of which are also registered trademarks in other countries.

Due to the rapid technological change that characterizes our industry, we believe that the success of our products will also depend on the technical competence and creative skill of our personnel in addition to legal protections afforded our existing drive and disk technologies.

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

Certain technology used in, or software bundled with, our products is licensed on a royalty-bearing basis from third parties.    The termination of a license arrangement could materially impact our business until a work around or suitable substitute were found.

Employees

At December 31, 2007, we employed 243 individuals worldwide.    Four of our employees in Italy are subject to a collective bargaining agreement.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

Environmental Matters

Compliance with federal, state and local environmental protection laws had no material effect on us in 2007 and is not expected to have a material effect in 2008.    We ceased selling Zip drives and certain other products containing lead to distributors or resellers in the EU starting July 1, 2006, in the wake of RoHS lead-free initiative.

IOMEGA CORPORATION AND SUBSIDIARIES

BUSINESS (Continued)

Certifications

Our Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K.    In addition, an annual Chief Executive Officer certification was submitted by our Chief Executive Officer to the New York Stock Exchange on June 12, 2007 in accordance with the New York Stock Exchange’s listing requirements.

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

•

Our ability to avoid disruptions to our ongoing business as we evaluate and implement strategic investments, including the completion and integration of our recently announced acquisition of ExcelStor Group;

•	Our ability to generate significant sales and profit margin from REV and NAS products;

•	Our ability to replace declining Zip revenues and profits with revenues and profits from other products;

•	Worldwide market conditions and demand for digital storage products and other products we continue to add as we move forward;

•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world;

•	Our ability to utilize reliable outsource partners for certain critical functions at prices that keep us competitive and

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence.    Although we have recorded profits in the past six quarters, 2007 is the first year that we have been able to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to sustain profits in the future.

Zip Products

Zip products have accounted for the majority of our product operating income since 1997 and provided our only meaningful source of product operating income until 2007.    However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999.    These declines are expected to continue through the end of the Zip product life cycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions.    Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in the future.    Further, we will not be profitable unless we consistently generate significant product operating income from products other than Zip products.    We can provide no assurance that we will be able to do so in the future.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Our ability to launch the next generation of REV products on time;

•	Any lack of market acceptance of the next generation of REV products;

•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;

•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;

•	Intense competition;

•	The inability of our OEM partner in the broadcast industry, Thomson N.A., to achieve significant volumes of its recently launched products utilizing REV drives and disks;

•	Potential declines in demand for REV 35GB and 70GB products because of the launch of next generation REV products and

•	Risks that third parties may assert intellectual property claims against REV products.

Consumer Storage Solutions Products

Virtually all of our CSS products are commodity-type products, which are similar to many other widely available products.    These competing products are marketed by both name-brand manufacturers and generic competitors; and we source hard drives from the same companies we compete with.    Moreover, besides our trademarks, we own limited intellectual property relating to many of our CSS products.    Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations and frequent end user price reductions, resulting in low gross margin percentages.    In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, continuously drive down costs, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory.    In light of these challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.    Additionally, in order to reduce the product costs of our HDD drives, we have changed our supply chain.    We now have several low cost, manufacturers in Asia that assemble our drives.    The raw drives are consigned to these vendors which increases our cash conversion cycle on these products.    Due to a combination of the lower margins, the longer cash conversion cycle, and the growth of this business segment, there can be cash flow pressures.

Further, in their own effort to seek the highest margin possible, large retail customers seek levels of promotional funds or other consideration and benefits that may not be consistent with our profit goals; lower retail sales or higher selling expenses therefore can result from positions taken by large retailers.

Development, Introduction and Other Expansion of New Products and Services and New Revenue Streams

We believe that we must continually either develop or acquire the right to profitably sell new products or services in order to remain viable in the data storage industry.    However, our efforts in this regard have frequently been unsuccessful.    Since 1999, we have developed and/or acquired the right to market a variety of new products, but many initiatives have not delivered consistent, material profits.

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

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

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics operations, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services provider.    These systems may develop communication, compatibility, control or reliability problems.    In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks.    We have periodically experienced operational disruptions and in our 2004 Form 10-K, we reported a material weakness (subsequently remediated) in internal control over financial reporting due to some of these factors.

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

As suppliers upgrade their components, they regularly “end of life” older components.    As we become aware of an end of life situation, we attempt to make purchases to cover all future requirements or find a suitable substitute component.    In such cases, we may not be successful in obtaining sufficient numbers of components, in finding a substitute or could purchase excess components.    In summary, we can offer no assurance that we will be able to obtain a sufficient (but not excess) supply of components on a timely and cost effective basis.    Our failure to do so would lead to a material adverse impact on our business.

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

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

ExcelStor Acquisition

Consummation of our proposed acquisition of ExcelStor will cause numerous and substantial changes at Iomega.    The transaction will introduce management and various personnel to new challenges, including the need to integrate a foreign company into our public company processes and controls in order to meet the requirements of the SEC and Sarbanes-Oxley Act; the need for us to simultaneously launch additional sales of products obtained through this proposed acquisition and its related sister companies; and the need to overcome language and cultural differences between the employee populations at Iomega and ExcelStor.    The two combining companies will be subject to various new or heightened duties that may apply as a result of the acquisition, including duties associated with ensuring that the new Chinese operations comply with those American laws that apply worldwide and duties of Iomega to comply with any applicable Chinese laws; numerous communications will have to be translated and communicated properly within the combined company so that policies and directives, or concerns and input, as well as recommendations and daily communications are all properly understood by teams of personnel speaking different languages, and IT systems will need to successfully communicate certain information (although the companies are expected to continue to maintain separate IT systems); various managers will have increased burdens as a result of their responsibilities spanning a larger international enterprise; and third parties may be more prone to raising legal claims against a bigger, higher profile target than if Iomega was a smaller company.    These efforts to integrate the companies and successfully address all of these needs will involve execution and market risk all while Iomega faces intense competition; and there is no assurance that we will be successful in this new proposed endeavor.    Additionally, there is no guarantee that the proposed acquisition will receive all of the required approvals necessary to allow the transaction to be completed.    Further all potential strategic transactions involve a heightened risk of legal claims, disruption and unexpected costs.

Restructuring, Other Cost Reduction Activities and Retention of Key Personnel

We have initiated various restructuring actions in the past in conjunction with our desire to reduce costs and operate efficiently.    Other restructuring actions may be necessary in the future.    Our ability to retain key employees or our success at maintaining institutional knowledge and consistent application of controls may be adversely affected because of past or any future restructuring activities, if any occur.

Internal Control Reporting Compliance Efforts

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each Annual Report a report on internal control over financial reporting.

We are always at risk that any future failure of our own internal controls, the controls of acquired companies or the internal control at any of our outsourcing partners could result in reported material weaknesses.    Responsibility for the finance function for Europe has changed hands internally over the past year.    We have many employees performing tasks they have not performed in the past, which could result in errors or lost knowledge.    In addition, our proposed acquisition of ExcelStor Group could require development of new process controls, and will require the documentation and testing of their process controls.    Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness of internal control.    Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

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

Concentration of Credit Risk

We market our products primarily through computer product distributors, retailers and OEMs.    Accordingly, as we grant credit to our customers, a substantial portion of outstanding trade receivables are due from computer product distributors, certain large retailers and OEMs.    If any one or a group of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on our results of operations and financial condition.    As we sell fewer products through the U.S. retail channel, we have less leverage with such retailers and increased exposure to payment delays or other collection issues with retailers.    Additionally, the retail market is very competitive and consolidating and, as a result, major retailers could reorganize, consolidate, go out of business, and any such events could impact our External HDD sales.

Intellectual Property Risks

Patent, copyright, trademark or other intellectual property infringement claims have been and may continue to be asserted against us at any time.    Such claims could have a number of adverse consequences, including an injunction against current or future product shipments, liability for damages and/or royalties, indemnification obligations and significant legal expenses.    We try to protect our intellectual property rights through a variety of means, including seeking and obtaining patents and trademarks, and through license, nondisclosure and other agreements.    Any failure or inability to adequately protect our intellectual property rights could have material adverse consequences.

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

IOMEGA CORPORATION AND SUBSIDIARIES

RISK FACTORS (Continued)

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence.    Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results.    Significant portions of our sales are generated in Europe and, to a lesser extent, Asia.    We invoice the majority of our European customers in Euros and invoice our North American, Asia and South American customers in U.S. dollars.    Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 1B.	UNRESOLVED STAFF COMMENTS:

None.

ITEM 2.	PROPERTIES:

Our executive offices, corporate headquarters and managed services are located in leased office space in San Diego, California.    The majority of our research and development, operations, facilities and other administrative functions are located in leased office space in Roy, Utah.    In addition, we lease office space in various locations throughout North America for local sales, marketing and technical support.

Outside North America, we lease office space in Geneva, Switzerland for use as our International headquarters.    We lease office space in Singapore for our Asia Pacific marketing activities.    There are market development organizations in several locations in Western Europe and Asia.    We also lease office space in Taiwan for a portion of our procurement activities.    We consider our properties to be in good operating condition and suitable for their intended purposes.    We own substantially all equipment used in our facilities.    See Note 6 of the notes to consolidated financial statements for the future lease payment amounts by year.

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

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

Executive Officers of the Company

The executive officers of the Company as of March 14, 2008 are as follows:

Jonathan S. Huberman	42	Vice Chairman and Chief Executive Officer

Thomas D. Kampfer	44	President, Chief Operating Officer

Preston Romm	54	Vice President and Chief Financial Officer (Principal financial and accounting officer)

Jonathan S. Huberman was appointed Vice Chairman and Chief Executive Officer in February of 2006.    Prior to joining the Company, he was co-founder and managing director of aAd Capital Management, LP from January of 2005 to February of 2006.    aAd Capital Management, LP is a long/short equity hedge fund that invests primarily in small- and mid-cap U.S. public equities.    From August of 1995 through September of 2004, Mr. Huberman was a general partner at Idanta Partners, Ltd. (“Idanta”), a private venture capital partnership investing in public and private enterprises.    Prior to Idanta, Mr. Huberman was a case leader with the Boston Consulting Group, a strategic management consulting firm, where he focused on the high technology and consumer products industries and advised clients on a range of issues, such as corporate and business unit strategy, marketing strategy, new product development and reengineering.    Mr. Huberman served on Iomega’s Board of Directors from November of 1999 to May of 2004 and again from November of 2004 to February of 2006.

Thomas D. Kampfer joined the Company in July of 2001 and served as Vice President, General Counsel and Secretary until October of 2005.    Mr. Kampfer also served as Executive Vice President, Business Solutions from November of 2004 to October of 2005.    Mr. Kampfer also served as Interim Chief Financial Officer from June of 2004 to February of 2005 and November of 2005 to March of 2006.    During February of 2006, Mr. Kampfer was appointed Chief Operating Officer and then promoted to President, Chief Operating Officer.    From February of 2001 to July of 2001, he served as General Counsel and Secretary and Vice President, Corporate Development of Entropia, Inc., a developer of distributed computing technology. From January of 1995 to January of 2001, Mr. Kampfer was with Proxima, a manufacturer of multimedia display projectors, where he served in several capacities including General Counsel and Secretary and Vice President, Business Development.    Prior to Proxima, Mr. Kampfer spent ten years at IBM Corporation, a global manufacturer of computer products and services, where he held a variety of engineering and legal positions.

Preston Romm joined the Company in March of 2006 as Vice President of Finance and Chief Financial Officer.    Prior to joining the Company, Mr. Romm had nearly 30 years of finance and accounting experience, including extensive operational experience as a chief financial officer with multiple public and privately held high tech companies.    Mr. Romm was most recently Vice President of Finance, CFO, Treasurer and Secretary at Dot Hill Systems Corporation, a publicly traded storage systems company from 1999 to March of 2006.    From 1997 to 1999, Mr. Romm was Vice President of Finance, CFO and Secretary at Verteq, Inc., a privately held company in the front-end semiconductor capital equipment industry.    Mr. Romm’s finance leadership experience in technology-related industries also includes assignments as Vice President, Controller and Chief Accounting Officer with MTI Technology Corporation from 1990 to 1994, followed by the role of Vice President of Finance and Administration and CFO at STM Wireless, Inc., from 1994 to 1997.

IOMEGA CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Securities

Iomega Common Stock is traded on the New York Stock Exchange under the symbol IOM.    As of March 5, 2008, there were 3,357 holders of record of Common Stock.    We have not historically paid regular, recurring cash dividends on our Common Stock.    We have no plan to pay cash dividends in the future.    The following table reflects the high and low sales prices of our Common Stock as reported by the New York Stock Exchange for 2007 and 2006.

Price Range of Common Stock

	2007		2006
	High	Low	High	Low
1st Quarter	$4.10	$3.24	$3.48	$2.36
2nd Quarter	4.75	3.55	3.95	2.52
3rd Quarter	5.75	4.50	3.00	2.16
4th Quarter	5.41	3.26	4.25	2.81

Unregistered Sales of Equity Securities

We did not sell any equity securities during the fourth quarter of 2007 that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During 2007, we did not repurchase any shares of our Common Stock.    As of December 31, 2007, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 8, 2000.    The repurchase plan does not have a fixed termination date.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations:
Sales	$336,614	$229,554	$264,505	$328,663	$391,344
Cost of sales	276,358	183,342	208,670	255,951	281,068

Gross margin	60,256	46,212	55,835	72,712	110,276

Operating expenses:
Selling, general and administrative (1)	45,145	41,391	60,535	89,804	104,416
Research and development	8,106	8,905	14,054	24,444	31,555
License and patent fee income	(3,952)	(1,085)	(1,301)	(10,599)	—
Goodwill impairment charges	2,963	8,728	—	—	—
Restructuring charges (reversals)	(344)	3,529	7,579	4,531	11,437

Total operating expenses	51,918	61,468	80,867	108,180	147,408

Operating income (loss)	8,338	(15,256)	(25,032)	(35,468)	(37,132)

Interest and other income (expense), net	2,978	3,865	404	3,754	4,536

Income (loss) before income taxes	11,316	(11,391)	(24,628)	(31,714)	(32,596)
Benefit (provision) for income taxes	(1,261)	2,276	945	(4,963)	13,735

Income (loss) from continuing operations	10,055	(9,115)	(23,683)	(36,677)	(18,861)

Discontinued Operations (see Note 3):
Gain on sale of ByteTaxi, Inc., net of taxes	—	272	1,158	—	—
Losses from discontinued operations, net of taxes	—	—	(228)	—	—

Total discontinued operations	—	272	930	—	—

Net income (loss)	$10,055	$(8,843)	$(22,753)	$(36,677)	$(18,861)

Net income (loss) per basic and diluted share:
Continuing	$0.18	$(0.17)	$(0.46)	$(0.71)	$(0.37)
Discontinued	—	—	0.02	—	—

Net income (loss) per common share	$0.18	$(0.17)	$(0.44)	$(0.71)	$(0.37)

Dividend paid per share	$—	$—	$—	$—	$5.00

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (Continued)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except employee data)
Significant Balance Sheet Items:
Total Cash (1)	$63,613	$68,148	$95,999	$120,809	$168,931
Trade receivables, net	41,101	30,418	28,853	30,764	37,234
Inventories	79,883	42,593	27,532	31,345	23,745
Deferred income taxes	2,175	2,747	5,523	9,710	16,938
Current assets	189,674	147,307	162,905	199,673	254,401
Property and equipment, net	3,867	6,553	8,311	13,563	16,053
Intangible assets, net	840	1,043	696	2,448	4,525
Goodwill	9,818	12,451	11,691	11,691	11,691
Total assets	205,208	167,414	183,669	227,502	286,741

Current liabilities	93,181	68,034	85,561	101,437	122,870
Other long-term obligations	2,652	—	—	721	1,471
Deferred income taxes	8,220	9,573	17,152	22,537	24,512
Retained earnings	44,043	33,988	33,295	56,048	92,725
Total stockholders’ equity	101,155	89,807	80,956	102,807	137,888
Total liabilities and stockholders’ equity	205,208	167,414	183,669	227,502	286,741

Other Metrics:
Cash for the U.S. entities (1)	$7,285	$2,653	$7,199	$14,307	$697
Cash for non-U.S. entities (1)	56,328	65,495	88,800	106,502	168,234

Total Cash (1)	$63,613	$68,148	$95,999	$120,809	$168,931

Working capital	$96,493	$79,273	$77,344	$98,236	$131,531

Total employees	243	232	291	439	591

(1)	“Cash” is defined as “Cash, Cash Equivalents, Restricted Cash and Temporary Investments”.

Significant changes for the years presented in the consolidated financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives.    The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs.    We have ceased selling Zip drives to distributors or resellers in the European Union (“EU”) as of July 1, 2006, in the wake of the Restriction of Hazardous Substances (“RoHS”) lead free initiative.    Sales of Zip disks are continuing worldwide, including the EU.    The REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world.    The NSS Products segment consists primarily of the development, distribution and sale of network attached storage (“NAS”) servers and Network HDD drives (previously included in the CSS Products segment) in the entry-level and low-end network attached storage market.    The Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions, systems integration, resale of e-mail security from a third party and Iomega services such as iStorageTM (Iomega services were previously included in the Other Products segment).    We acquired CSCI in August of 2006.    CSCI’s OfficeScreen managed security services include managing firewalls and providing remote access for small businesses.    The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz® disks and software products such as Iomega Automatic Backup software and other miscellaneous products.

Since 1996, the Zip Products segment has been the largest or a major contributor to our product operating income.    As the Zip business has approached the end of its product lifecycle, we have sought other profitable sources of revenue to replace the declining high gross margin Zip revenue.    In recent years, we have invested significant efforts and dollars on the development of the first and second generation REV products, which were launched in the April of 2004 and July of 2006, respectively.    Sales of REV products have exceeded Zip product sales for the past several quarters; however, REV products are not as profitable due to several factors, including lower volumes, and lower margins on REV disks as compared to Zip disks.

In other efforts to replace the declining Zip business, we have launched and attempted to expand our CSS and NSS businesses profitably.    Sales of the CSS business segment significantly exceeds Zip product sales.    Our CSS business segment achieved operating profitability, for the first time, of $2.3 million in the fourth quarter of 2006 and $2.5 million for the full year ended December 31, 2007.    The NSS segment’s profits have been up and down due to a shift in product mix towards the lower margin network HDD drives and desktop NAS servers and costs associated with launching new products.

We also acquired CSCI in August of 2006 and have signed a reseller agreement with a provider of e-mail security to expand our brand name into the services segment for small- to mid-sized companies.    Although this segment has lost money due to marketing and other start-up costs, we continue to look for opportunities to grow this segment profitably.    CSCI revenue increased during the fourth quarter of 2007.    We began to approach incremental positive cash flows from this segment.    We anticipate continued improvements in this segment due to the addition of new services.    Additionally, this business is an annuity business whereby income is earned on a monthly basis over the term of the contract and therefore, the impact on the results of operations in not fully reflected immediately.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

On December 12, 2007, we announced that we entered into a definitive share purchase agreement to acquire ExcelStor Great Wall Technology Limited, a Cayman Islands company and Shenzhen ExcelStor Technology Limited, a PRC company (collectively, with their subsidiaries, “ExcelStor”).    We will issue approximately 84 million shares of Iomega common stock in exchange for all outstanding ExcelStor common shares, representing in the aggregate 60% of the then fully diluted capitalization of Iomega, to be measured as of the closing date.    The Boards of Directors of both Iomega and ExcelStor have unanimously approved the share purchase agreement.    This share purchase agreement still needs to be approved by the Iomega shareholders, and prior to closing we will need approvals from U.S. government agencies and Chinese government agencies.

ExcelStor designs, develops, manufactures and provides advanced digital storage technologies.    Their principal product lines include hard disk drives (“HDD”), security storage and external storage.    ExcelStor markets its products primarily to OEMs as an electronics manufacturing services provider and also sells its own ExcelStor-branded products through distributors throughout the world.

ExcelStor was founded in 2001; and in seven years time, has become a profitable $800 million annual revenue entity that produces over 20 million single-platter hard drive products per year.    Upon completion of this acquisition, the profitability of ExcelStor’s revenue stream is expected to be accretive to the “new” Iomega, creating a $1 billion-plus (in sales) company.

ExcelStor is well-known to us, having manufactured our REV products for the last four years.    We are currently evaluating the opportunity to identify new product categories with ExcelStor sister companies, and to increase and diversify the kinds of products we bring to market.    Assuming we finalize this deal in the middle of 2008, our hope is to bring new Iomega branded consumer electronic products to the western market by the end of 2008.

During the past couple of years, we have taken several steps to return our Company to profitability such as restructuring actions to reduce costs and simplify our organizational structure, the release of new HDD products and changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market place.    Primarily as a result of the above actions, at December 31, 2007, we have recorded our sixth consecutive quarter of net income and fifth consecutive quarter of year-over-year revenue growth.    The revenue growth is primarily a result of the HDD business, which remains extremely competitive.    We made solid progress towards our previously stated goals for 2007 and set the stage for continued success in 2008.

At December 31, 2007, our total cash, cash equivalents, restricted cash and temporary investments were $63.6 million (see the “Liquidity and Capital Resources” discussion for more detail on the tax impacts of repatriating foreign cash).    We believe our total cash, cash equivalents and temporary investments are sufficient to operate our ongoing business for at least one year.    However, any material business acquisition would require funding through a stock offering and/or a loan; in the case of the ExcelStor transaction, we are using Iomega stock to buy ExcelStor.

Our goals for 2008 are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business and excel in the high-growth NAS market; (3) to launch and ramp the next generation of REV products and (4) to finalize the ExcelStor acquisition and begin to create a global consumer electronics company.    Notwithstanding our recent accomplishments, there can be no assurance that we will achieve these goals.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.    Areas where significant judgments occur include, but are not limited to, revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and tax contingencies, and impairment of goodwill and other intangibles.    Actual results could differ materially from these estimates.

We have discussed the development and selection of the following critical accounting policies with the Audit Committee of our Board of Directors (“Audit Committee”) and the Audit Committee has reviewed these disclosures.

Revenue Recognition

We defer recognition of sales on estimated excess inventory in the distribution, retail and direct marketing reseller (“DMR”) channels.    For this purpose, excess inventory is the amount of inventory that exceeds our channel’s four-week requirement as estimated by us.    Original Equipment Manufacturers (“OEMs”) and value-added resellers (“VARs”) customers are not considered to have excess inventory, as they usually do not carry more than four weeks of inventory.    We estimate the distribution, retail and DMR channel’s four-week requirement based on inventory and sell-through amounts reported to us by our key customers in each channel, who make up the substantial majority of our sales in these channels.    No adjustment is made for those customers that do not report inventory and sell-through information.    This inventory and sell-through information is reported to us at the stock keeping unit (“SKU”) level.    However, for purposes of our excess inventory calculation, this information is accumulated at the major product level (i.e. HDD 2.5 inch drives and HDD 3.5 inch drives, etc.).    We use the last 13 weeks of reported sell-through information to calculate a weekly average, which is then used to estimate the channel’s four-week requirement.    This estimate may not be indicative of four weeks of future sell-through.    We defer sales and cost of sales associated with estimated excess channel inventory in our consolidated statements of operations, with the resulting offset being reflected in our consolidated balance sheets in margin on deferred revenue.

The table below shows the deferred sales and related cost of sales associated with estimated excess channel inventory.

	December 31,
	2007	2006
	(In thousands)
Deferred revenue	$9,455	$7,890
Deferred cost of sales	(7,518)	(5,080)

Margin on estimated channel inventory	$1,937	$2,810

The decrease in margin on higher, estimated channel inventory at December 31, 2007 reflects product mix changes in the channels away from high margin Zip products to lower margin HDD products.

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

Price Protection and Rebate Reserves

We have agreements with some of our direct and indirect customers which, in the event of a price decrease, allow those customers (subject to certain limitations) a credit equal to the difference between the price originally paid and the new decreased price on units in the customer’s inventory on the date of the price decrease not to exceed the number of units shipped to the customer for a specified time period prior to the price decrease.    When a price decrease is anticipated, we establish reserves against gross trade receivables with the corresponding reduction in sales for estimated amounts to be reimbursed to qualifying customers.    In addition, we record reserves at the time of shipment for estimated volume rebates and other estimated rebates given to consumers at the time of purchase from channel partners for which sales have been recognized.    Estimates for rebates are based on a number of variable factors that depend on the specific program or product.    These variables include the anticipated redemption rate of rebates, anticipated sales volumes in the channel, the perceived consumer value of the rebate and historical experience.    Changes in any of these variables would have a direct impact on the amount of the recorded reserves.    We use price protection and rebate programs in all of our segments and record the charges in our consolidated statements of operations against their respective segment.

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

Reserves for volume and other rebates and price protection totaled $9.9 million at December 31, 2007 and $9.2 million at December 31, 2006 and are netted against trade receivables in our consolidated balance sheets.    The increase in this reserve for 2007 was primarily a reflection of the growth in our HDD business (particularly in Europe) which is very competitive and requires more programs and price drops.    We believe that the use of rebates will continue to be a significant part of our business strategy.

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

Inventory valuation reserve adjustments are necessitated primarily from changes in estimating future sales volumes and from changes in the estimates made of future sales prices.    Estimating future sales volumes is particularly difficult for new products and end-of-life (“EOL”) products.    Estimating future sales prices is particularly difficult on CSS products due to price competition and short product cycles.

Zip products have shown a long market life compared to our other products.    In light of their high margins, its inventory carrying value has been recoverable at estimated selling prices.    Consequently, Zip products have not, until recently, been as susceptible to inventory valuation reserve requirements as some of our other products.    Now, as Zip products reach the end of their product life cycle, Zip products and components have become susceptible to excess and obsolete inventory reserves.    If Zip volumes decline at a quicker rate or in greater volumes than forecasted, the risk associated with inventory valuation reserves will increase.

During 2007, we recorded a net increase in inventory valuation reserves of $1.5 million.    The $1.5 million increase was comprised of net additions of $2.0 million less utilizations of $0.5 million as described below.    The $2.0 million of net additions to inventory valuation reserves were comprised of $1.4 million of net additions for CSS products, $0.5 million of net additions for Zip products and $0.1 million of net additions for REV products.    The $0.5 million inventory reserve utilizations were comprised of $0.4 million for CSS products (primarily HDD) and $0.1 million for Zip as products were sold or scrapped.

During 2006, we recorded a net decrease in inventory valuation reserves of $5.0 million.    The $5.0 million decrease was comprised of net additions of $0.1 million less utilizations of $5.1 million as reserved products were scrapped or sold.    The $0.1 million of net additions to inventory valuation reserves were comprised of $0.3 million of net additions for CSS products, partially offset by $0.1 million of net releases for Zip products and $0.1 million of net releases for REV products.    The $0.3 million of CSS products charges related primarily to write downs of HDD inventory to market costs, partially offset by HDD products that we determined could be re-worked and sold that had previously been considered excess.

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

At December 31, 2007, we had inventory valuation reserves of $2.7 million, which compares to inventory valuation reserves of $1.2 million at December 31, 2006.    The increase of $1.5 million in inventory valuation reserves during 2007 was primarily attributable to net additions in the reserves as described above.

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

With the continuing decline of Zip volumes and lower REV volumes than expected, this has become an area of particular risk for us.    Suppliers of certain critical components of both Zip drives and disks have stopped producing, or EOL’d, such components and other suppliers are planning to do so.    In such cases, we attempt to make an EOL purchase of the required component(s) based on our estimates of all future requirements.    We have also experienced supplier claims on our REV products related to non-recurring engineering charges incurred by our suppliers and components purchased by our supplier for volume growth that has not materialized.    With respect to estimating excess purchase commitments, we are at risk that we will order excess quantities of key components or that certain suppliers may produce excess inventory of key components in the absence of firm orders from us, leading to potential disputes regarding payment obligations.

We believe that the accounting estimates related to accrued excess purchase commitments are “critical accounting estimates” because: (1) the reserve is highly susceptible to change from period to period due primarily to estimating future sales volumes of products, (2) the inherent difficulty of estimating future requirements or final build-out of components that have been EOL’d by the supplier and (3) decisions to discontinue projects with suppliers.

During 2007, we recorded a net decrease in excess purchase commitment reserves of $2.7 million.    This decrease was comprised of $1.0 million of net releases and $1.7 million of utilizations.    The net releases of $1.0 million resulted primarily from $0.8 million in REV products, $0.1 million in Zip products and $0.2 million in CSS products that are partially offset by a $0.1 million addition for NSS products.    The $1.7 million of utilizations resulted primarily from $1.0 million for REV products, $0.6 million for CSS products and $0.1 million for Zip products.

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

Tax Valuation Allowances and Tax Contingencies

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“FASB 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.    We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided or released, as necessary.    During this evaluation, we review our forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of our deferred tax assets to determine if a valuation allowance is required.    Additionally, the FASB Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109 (“FIN 48”), requires us to evaluate potential tax exposures related to our federal, state and foreign tax positions and provide reserves if it is likely that we would receive an assessment during a tax examination.    Adjustments to the valuation allowance or tax contingencies will increase or decrease our tax provision or benefit.

We believe that the accounting estimates related to deferred tax valuation allowances and tax contingencies are “critical accounting estimates” because: (1) the need for valuation allowances is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowances is susceptible to actual operating results, (3) the need for tax contingencies is highly susceptible to changes in tax rules and complexity of tax rules and transactions and (4) changes in the tax valuation allowance and/or tax contingencies can have a material impact on the tax provision/benefit in the consolidated statements of operations and on deferred income taxes and tax contingencies in the consolidated balance sheets.

For example, during 2007, we recorded a $2.4 million increase in the valuation allowance resulting primarily from increases in deferred tax assets and partially offset by increases in deferred tax liabilities.    Included in the $2.4 million increase in the valuation allowance was a $5.6 million increased valuation allowance resulting from increases in the net operating loss (“NOL”) and credit carryforwards and deferred tax assets related to inventory and accrued expenses.    This increase was partially offset by a decrease in the valuation allowance as the result of increases in the deferred tax liabilities of $3.2 million related to an increase in the pool of unrepatriated foreign earnings.    In addition, we released $1.8 million of tax contingency reserves related to foreign tax exposures for which the statutes of limitations expired in the second and fourth quarters of 2007.

Additionally, during 2006, we recorded a $6.3 million decrease in the valuation allowance resulting primarily from decreases in deferred tax assets and partially offset by decreases in deferred tax liabilities.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Application of Critical Accounting Policies (Continued)

Included in the $6.3 million decrease in the valuation allowance was a $15.9 million decreased valuation allowance resulting from decreases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses.    We also released $9.5 million of foreign tax contingencies.    See Note 4 of the notes to the consolidated financial statements.

Adjustments to deferred tax valuation allowances are non-cash adjustments and do not affect our cash flows.    Since we have no material debt and adequate cash, we believe that changes in tax contingencies would not impact our liquidity.

Impairment of Goodwill and Other Intangibles

We have $9.8 million of goodwill and $0.8 million of other intangibles associated with the CSCI acquisition.    We have determined that the appropriate reporting unit to evaluate the goodwill from the CSCI acquisition is our Services segment.    We perform our annual impairment test required under SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“FASB 142”) in the fourth quarter of each year.    We have performed the impairment test required under FASB 142 for the goodwill related to the CSCI acquisition and have determined that it was not impaired at December 31, 2007.    This test compared our Services segment specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets.    We will continue to test the CSCI goodwill for impairment annually.

Zip cash flows continued their expected decline in 2007.    As of July 1, 2007, there was no remaining goodwill related to Zip specific assets, as it had been fully written off.    During 2007 and 2006, we recorded goodwill impairment charges on our Zip-related goodwill of $3.0 million and $8.7 million, respectively.

We believe that the accounting estimates related to assessing potential impairment of our goodwill and other intangibles are “critical accounting estimates” because: (1) the subjectivity inherent in determining the fair value of our Services segment and (2) the impact that future impairment charges will have on the consolidated statements of operations and the consolidated balance sheets.

Future goodwill or other intangibles impairment charges will be non-cash charges and will not affect our cash flows.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain financial data as a percentage of sales for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	82.1	79.9	78.9

Gross margin	17.9	20.1	21.1

Operating Expenses (Income):
Selling, general and administrative (1)	13.4	18.1	22.9
Research and development	2.4	3.9	5.3
License and patent fee income	(1.2)	(0.5)	(0.5)
Goodwill impairment charges	0.9	3.8	—
Restructuring (reversals) charges	(0.1)	1.5	2.9

Total operating expenses	15.4	26.8	30.6

Operating income (loss)	2.5	(6.7)	(9.5)
Interest and other income and expense, net	0.9	1.7	0.2

Income (loss) from continuing operations before income taxes	3.4	(5.0)	(9.3)
Benefit (provision) for income taxes	(0.4)	1.0	0.4

Income (loss) from continuing operations	3.0	(4.0)	(8.9)
Discontinued Operations:
Gain on disposal, net of taxes	—	0.1	0.4
Loss on discontinued operations, net of taxes	—	—	(0.1)

Net income (loss)	3.0%	(3.9)%	(8.6)%

(1)	Includes bad debt expense/credit.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Our net income for the year ended December 31, 2007 was $10.1 million, or $0.18 per diluted share, compared with a net loss of $8.8 million, or $0.17 per share, for the year ended December 31, 2006.    The 2007 net income included:

•	Pre-tax, non-cash, goodwill impairment charges of $3.0 million;

•	Pre-tax, license fee income of $3.5 million related to a prior technology license agreement;

•	Pre-tax, expenses of $2.3 million for professional fees paid to third parties in connection with the proposed ExcelStor Group acquisition;

•	Pre-tax, restructuring reversals of $0.3 million;

•	Tax provision of $2.4 million from increased valuation allowances;

•	Tax contingency releases of $1.8 million due to the expiration of statutes of limitation and

•	Tax provision of $4.0 million related to the statutory provision on pre-tax income and changes in other deferred tax items (see the “Income Taxes” discussion for more details).

The 2006 net loss included:

•	Pre-tax, non-cash, goodwill impairment charges of $8.7 million;

•	Pre-tax, restructuring charges of $3.5 million;

•	Pre-tax, non-restructuring severance and benefits charges of $1.0 million associated with our prior CEO;

•	A pre-tax benefit of $1.1 million associated with the release of various liabilities for a European subsidiary for which operations ceased in 1999 and was dissolved in 2006;

•	A net after-tax gain of $0.3 million on the sale of ByteTaxi, Inc. (see the “ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations” discussion for more details);

•	Tax benefits of $6.3 million from decreased valuation allowances;

•	Tax charges of $8.4 million related to the write off of foreign NOLs and

•	Tax benefits of $4.0 million related to the statutory benefit on pre-tax losses from continuing operations and changes in other deferred tax items (see the “Income Taxes” discussion for more details).

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations

In the first quarter of 2005, we acquired a 10% ownership interest in ByteTaxi, Inc. (“ByteTaxi”), a start-up software development company, with an option to purchase up to 29% of the company.    Under the agreement, we received exclusive license rights to certain products, including ByteTaxi’s FolderShareTM software.    Because we were the primary beneficiary of ByteTaxi’s operations, we were required to consolidate ByteTaxi’s operations under FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).    While consolidated under FIN 46, ByteTaxi was reported under the CSS product segment.

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

During the fourth quarter of 2006, we received the final payment of $0.4 million from the escrow account.    This was presented on the income statement as income from discontinued operations, net of taxes, of $0.3 million.

Upon the sale of our ownership interest in ByteTaxi, we ceased to be the primary beneficiary of ByteTaxi’s operations.    Consequently, ByteTaxi was deconsolidated at December 31, 2005, as per FIN 46.    Under SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the sale of ByteTaxi was treated as a discontinued operation.    Therefore, the losses from discontinued operations of ByteTaxi for the nine months ended October 2, 2005 and the gain relating to the sale of ByteTaxi have been reported under the discontinued operations section of our consolidated statements of operations.

The ByteTaxi losses from discontinued operations during 2005 and related taxes are presented as follows:

Description	Amount	Original Financial Statement Line Item
	(In thousands)
Sales	$79	Sales
Sales and marketing costs	(44)	Selling, general, and administrative
Research and development costs	(397)	Research and development

Loss from operations	(362)
Other income and expense	(6)	Other income (expense), net

Loss before taxes	(368)
Tax benefit	140	Benefit for income taxes

Net loss	$(228)

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals

At December 31, 2007, we have no restructuring reserves remaining.    Prior to that, we had reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions.    The following table summarizes the reserve balances related to each of these restructuring actions.

	December 31,
	2007	2006
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$—	$1,366
2003 restructuring actions	—	6
2004 restructuring actions	—	77
2005 restructuring actions	—	219
2006 restructuring actions	—	205

Total	$—	$1,873

Fixed Asset Reserves:
2003 restructuring actions	$—	$114
2005 restructuring actions	—	131

Total	$—	$245

During 2001, we recorded $33.1 million (net of a $0.2 million reversal in the fourth quarter of 2001) related to restructuring actions initiated during the third quarter of 2001.

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

During 2007, we recorded a net restructuring release of $0.3 million which consisted of less than a $0.1 million net release for the 2006 restructuring actions, a $0.2 million net release for the 2005 restructuring actions, less than a $0.1 million release for the 2004 restructuring actions, less than a $0.1 million release for the 2003 restructuring actions and less than a $0.1 million release for the third quarter 2001 restructuring actions.

The detail of the third quarter 2001, 2003, 2004, 2005 and 2006 restructuring actions and an update of the current status of each of these actions as of December 31, 2007 follows below.

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, we recorded restructuring charges of $33.3 million.    In the fourth quarter of 2001, we recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions.    The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities—of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of our worldwide workforce.    During the fourth quarter of 2001, we reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

The North America restructuring activities consisted of outsourcing our distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at our North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization.    At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter of 2001, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001.

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

The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs.    Lease termination costs were paid on their regular monthly rent payment schedule.

The Asia Pacific region restructuring activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization.    At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter of 2001, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001.    This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs.    The Asia Pacific region restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

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

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several market development offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization.    At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter of 2001, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that would be outsourced effective April 1, 2002.    This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs.    The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

The Malaysia restructuring activities consisted of a workforce reduction of 295 regular employees across almost all business functions, the majority of which were direct labor employees.    All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter of 2001.    This workforce reduction resulted in a charge of $0.5 million for severance and outplacement costs, all of which were paid during the third quarter of 2001.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

The breakdown of the 2001 restructuring charges and utilization of and other activity relating to the third quarter 2001 restructuring reserves during the period ended December 31, 2001 are summarized below.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2002, a net adjustment of $0.4 million to the third quarter 2001 restructuring actions was recorded ($1.2 million in releases and $0.8 million in additional accruals).    During 2002, $1.0 million of fixed asset reserves were released comprised of $0.6 million relating to the North America restructuring actions that was reversed due to the furniture being utilized at another facility and another $0.4 million of fixed asset reserves were released primarily due to higher than expected proceeds from asset disposals relating primarily to the North America restructuring actions.    Severance and benefit reserves of $0.2 million relating primarily to the North America and Asia Pacific restructuring actions were released due to outplacement services not being utilized as originally estimated.    Additional charges of $0.8 million were recorded for Europe lease termination costs because of us not being able to locate a new tenant in Ireland in the timeframe previously estimated.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2007 Activity/Changes in Third Quarter 2001 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the third quarter 2001 restructuring actions.    Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2007 are summarized below.

Third Quarter 2001 Restructuring Actions	Balance 12/31/06	Utilized		Reversals	Balance 12/31/07
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$1,366	$(1,354)	$—	$(12)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,366	$(1,354)	$—	$(12)	$—

(a)	Amounts represent primarily cash charges.

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

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 employees located in North America, $2.1 million related to 31 employees located in Europe and $0.4 million related to 17 employees located in Asia.    Our worldwide workforce reduction was across all business functions and across all levels and was in response to our continued sales decline.    Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004.    Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred.    Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Separation payments were made after the last day of employment and after separation agreements were signed by the employees.    The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained on transition into 2004 as defined by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FASB 146”).

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $3.6 million were included in our accrued restructuring charges and $0.6 million were included in our fixed asset reserves at December 31, 2003.    The breakdown of the 2003 restructuring charges and utilization of the 2003 restructuring reserves during the year ended December 31, 2003 are summarized below.

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

2004 Activity/Changes in 2003 Restructuring Reserves

The total separation payment liability for the 198 employees notified under the 2003 restructuring actions was $6.7 million.    During 2004, we recorded an additional $0.5 million of restructuring expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained on transition into 2004.    However, during the first quarter of 2004, we also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated.

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

	Balance 12/31/03	Utilized		Additions	Reversals	Balance 12/31/04
2003 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$1,323	$(1,465)	$—	$452	$(308)	$2
Contract cancellations (a)	500	(500)	—	—	—	—
Lease termination costs (a)	1,741	(1,001)	—	—	—	740
Furniture (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

Balance Sheet Breakout:
Accrued restructuring charges (a)	$3,564	$(2,966)	$—	$452	$(308)	$742
Fixed asset reserves (b)	597	—	(405)	—	—	192

	$4,161	$(2,966)	$(405)	$452	$(308)	$934

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

2003 Restructuring Actions	Balance 12/31/04	Utilized			Balance 12/31/05
		Cash	Non-Cash	Additions
	(In thousands)
Severance and benefits (a)	$2	$—	$—	$—	$2
Lease termination costs (a)	740	(945)	—	1,090	885
Furniture (b)	192	—	(75)	—	117

	$934	$(945)	$(75)	$1,090	$1,004

Balance Sheet Breakout:
Accrued restructuring charges (a)	$742	$(945)	$—	$1,090	$887
Fixed asset reserves (b)	192	—	(75)	—	117

	$934	$(945)	$(75)	$1,090	$1,004

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

2003 Restructuring Actions	Balance 12/31/05	Utilized		Reversals	Balance 12/31/06
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$2	$—	$—	$(2)	$—
Lease termination costs (a)	885	(879)	—	—	6
Furniture (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

Balance Sheet Breakout:
Accrued restructuring charges (a)	$887	$(879)	$—	$(2)	$6
Fixed asset reserves (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

2007 Activity/Changes in 2003 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2003 restructuring actions.    Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2007 are summarized below.

2003 Restructuring Actions	Balance 12/31/06	Utilized		Reversals	Balance 12/31/07
		Cash	Non-Cash
	(In thousands)
Lease termination costs (a)	$6	$(1)	$—	$(5)	$—
Furniture (b)	114	—	(114)	—	—

	$120	$(1)	$(114)	$(5)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$6	$(1)	$—	$(5)	$—
Fixed asset reserves (b)	114	—	(114)	—	—

	$120	$(1)	$(114)	$(5)	$—

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North America, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe.    Our worldwide workforce reduction was across all business functions and across all levels.    At December 31, 2004, of the 117 individuals worldwide, all but 15 had been released.    All but one of these remaining 15 employees was scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005.    Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred.    Separation pay was based on years of service and job level, and included health insurance continuance payments.    Separation payments, for most employees, was made after the last day of employment after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees.    The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs, which were paid or will be paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by FASB 146.

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our continuing downsizing.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.5 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2004.    The breakdown of the 2004 restructuring charges and utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2004 are summarized below.

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

2007 Activity/Changes in 2004 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2004 restructuring actions.    Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2007 are summarized below.

2004 Restructuring Actions	Balance 12/31/06	Utilized		Additions	Reversals	Balance 12/31/07
		Cash	Non-Cash
	( In thousands)
Lease termination costs (a)	$77	$(32)	$—	$81	$(126)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$77	$(32)	$—	$81	$(126)	$—

(a)	Amounts represent primarily cash charges.

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

	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
2005 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$681	$(616)	$—	$4	$(69)	$—
Contract termination costs (b)	670	(450)	—	—	(220)	—
Lease termination costs (a)	387	(318)	—	150	—	219
Lease related assets (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

Balance Sheet Breakout:
Other current liabilities (a)	$1,738	$(1,384)	$—	$154	$(289)	$219
Fixed asset reserves (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

2007 Activity/Changes in 2005 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2005 restructuring actions.    Utilization of and other activity related to the 2005 restructuring reserves during the year ended December 31, 2007 are summarized below.

	Balance 12/31/06	Utilized		Additions	Reversals	Balance 12/31/07
2005 Restructuring Actions		Cash	Non-Cash
	(In thousands)
Lease termination costs (a)	$219	$(8)	$—	$—	$(211)	$—
Lease related assets (b)	131	—	(131)	—	—	—

	$350	$(8)	$(131)	$—	$(211)	$—

Balance Sheet Breakout:
Other current liabilities (a)	$219	$(8)	$—	$—	$(211)	$—
Fixed asset reserves (b)	131	—	(131)	—	—	—

	$350	$(8)	$(131)	$—	$(211)	$—

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges/Reversals (Continued)

2007 Activity/Changes in 2006 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2006 restructuring actions.    Utilization of and other activity related to the 2006 restructuring reserves during the year ended December 31, 2007 are summarized below.

2006 Restructuring Actions	Balance 12/31/06	Utilized		Reversals	Foreign Currency Changes	Balance 12/31/07
		Cash	Non-Cash
	(In thousands)
Severance and benefits (a)	$133	$(95)	$—	$(39)	$1	$—
Lease termination costs (a)	58	(39)	—	(19)	—	—
Miscellaneous liabilities (a)	14	(1)	—	(13)	—	—

	$205	$(135)	$—	$(71)	$1	$—

Balance Sheet Breakout:
Other current liabilities (a)	$205	$(135)	$—	$(71)	$1	$—

(a)	Amounts represent primarily cash charges.

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

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs.    We have ceased selling Zip drives to distributors or resellers in the EU as of July 1, 2006, in the wake of the RoHS lead free initiative.    Sales of Zip disks continue worldwide, including the EU.

Business Products

Our Business Products category is comprised of the REV Products, the Network Storage Systems (“NSS”) and the Services segments.

Our REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world.    The first generation REV drives, which began shipping in April of 2004, are removable hard disk storage systems with a native capacity of 35 gigabytes and up to 90GB of compressed capacity.    We began shipping the REV 70GB products in July of 2006.    The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.    We have developed and announced, in March of 2008, a next generation REV drive with 120GB native capacity per disk.

Our NSS segment consists primarily of the development, distribution and sale of NAS servers and Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end NAS market.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Segment Information (Continued)

Our Services segment consists of the operations of CSCI, including OfficeScreen solutions and system integration, resale of e-mail security from a third party and Iomega services such as iStorage.    We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls and providing remote access for small businesses.    The Iomega services were previously reflected in the Other Products segment.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz disks, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.    iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category.

Product Operating Income (Loss)

Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses.    Operating expenses are charged to the product segments on a direct method or as a percentage of sales.    When such costs and expenses exceed sales and other income, this is referred to as a product operating loss.    The accounting policies of the product segments are the same as those described in Note 1 of the notes to consolidated financial statements.    Intersegment sales, eliminated in consolidation, are not material.    Non-allocated operating expenses include restructuring charges and certain extraordinary expenses.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006

Sales

As shown in the table below, total sales for 2007 increased primarily due to higher CSS and NSS products sales.

	Years Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions Products	$250,125	$134,149	$115,976	86%
Zip Products	15,950	31,153	(15,203)	(49)

Total Consumer Products	266,075	165,302	100,773	61
Business Products:
REV Products	38,574	42,798	(4,224)	(10)
Network Storage Systems Products	24,026	17,817	6,209	35
Services	7,661	3,051	4,610	151

Total Business Products	70,261	63,666	6,595	10
Other Products	278	586	(308)	(53)

Total Sales	$336,614	$229,554	$107,060	47%

Sales of CSS products represented 74% of total sales for 2007, compared to 58% of total sales for 2006.    The percentage of total sales increased in 2007 due primarily to the addition of new HDD products and our ability to maintain a competitive cost structure on these products.    Our external hard drive business increased by $123.4 million, or 102%, over the prior year.    This increase was partially offset by a $3.8 million decrease in Optical sales, a $2.8 million decrease in Micro Mini USB flash drive sales and a $0.9 million decrease in floppy drive sales.    The lower Optical and Micro Mini USB sales are a result of our decision in mid-2005 to eliminate unprofitable SKUs in the Optical and Micro Mini USB flash product lines.

Zip product sales continued to decline in 2007, both in terms of units and sales dollars.    Sales of Zip products represented 5% of total sales for 2007, compared to 14% of total sales for 2006.    We expect Zip drive and disk sales to continue to decrease as Zip products approach the end of their product lifecycle.    In addition, we have ceased selling Zip drives to distributors or resellers in the EU as of July 1, 2006, in the wake of the RoHS lead free initiative.

REV product sales represented 12% of total sales for 2007, compared to 19% of total sales for 2006.    REV sales decreased by $4.2 million in 2007 from $42.8 million of sales in 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

NSS product sales represented 7% of total sales for 2007, compared to 8% of total sales for 2006.    NSS product sales increased by $6.2 million in 2007, or 35%, when compared to the same period in 2006 due to the introduction of new products and growth of network HDD drives.

Services sales represented 2% of total sales for 2007, compared to 1% of total sales for 2006.    This increase is primarily a result of our acquisition of CSCI in August of 2006, with 2007 representing a full calendar year of revenue.

Our sales by region for the years ended December 31, 2007 and 2006 are shown in the table below.

	Years Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Europe	$230,988	$124,273	$106,715	86%
Americas (includes Latin America)	95,844	93,439	2,405	3
Asia Pacific	9,782	11,842	(2,060)	(17)

Total	$336,614	$229,554	$107,060	47%

Percent of Total Sales:
Europe	69%	54%
Americas (includes Latin America)	28	41
Asia Pacific	3	5

Total	100%	100%

The increase in sales dollars in Europe was primarily due to higher CSS (HDD) and NSS product sales, partially offset by lower Zip, REV and Micro Mini USB product sales.    The increase in sales dollars in the Americas was primarily due to increased CSS (HDD) product sales and services, offset by lower Zip and REV product sales.    The decrease in sales dollars in the Asia Pacific region was primarily due to lower Zip, NSS, Optical and REV product sales, partially offset by higher HDD product sales.

Gross Margin

Our gross margin details for the years ended December 31, 2007 and 2006 are shown in the table below.

	Years Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Total gross margin (dollars)	$60,256	$46,212	$14,044	30%
Total gross margin (%)	18%	20%

Total gross margin dollars increased and the gross margin percentage decreased in 2007 primarily due to the growth in HDD drive product sales, offset by an expected decrease in Zip revenue, which carries a higher gross margin percentage than HDD drive products.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

CSS product gross margins increased in terms of both dollars and percentage during 2007.    The increase in gross margin dollars was primarily due to higher sales volumes due to the introduction of new cost competitive HDD products and lower material and overhead costs of the HDD products.    All CSS products faced competitive pricing pressures during the year ended December 31, 2007 and we anticipate continued competitive pricing pressures on these products in the future.

The Zip product gross margins decreased in terms of both dollars and percentage during 2007 primarily due to the expected ongoing decline of Zip product sales.    Additionally, 2007 included charges for inventory reserves; whereas, 2006 included a small benefit from the release of inventory reserves.    Future Zip product gross margin percentage could fluctuate from quarter to quarter as Zip product sales continue to decline and depending on potential EOL or other charges.

REV product gross margins increased in terms of both dollars and percentages during 2007 due to a higher mix of REV 70GB product sales in 2007 which have higher gross margins.    Additionally, 2006 included start-up costs for the launch of the REV 70GB products.

NSS product gross margins decreased in terms of both dollars and percentage during 2007 primarily due to a shift in mix to lower margin network HDD products and low-end NAS drives.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.

	Years Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions Products	$2,500	$(9,335)	$11,835	127%
Zip Products	2,860	3,384	(524)	(15)

Total Consumer Products	5,360	(5,951)	11,311	190
Business Products:
REV Products	486	(6,940)	7,426	107
Network Storage Systems Products	5	1,574	(1,569)	(100)
Services	(1,455)	(290)	(1,165)	(402)

Total Business Products	(964)	(5,656)	4,692	83
Other Products	3,598	875	2,723	311

Non-Restructuring Charge	—	(995)	995	100

Restructuring Reversals (Charges)	344	(3,529)	3,873	110

Operating Income (Loss)	$8,338	$(15,256)	$23,594	155%

CSS product operating income as a percentage of CSS product sales improved to 1% for the year ended December 31, 2007 from a negative product operating loss of 7% of product sales for the year ended December 31, 2006.    The CSS product operating income resulted primarily from improved gross margins as described above.    Although operating expenses in total were higher in 2007, they were lower as a percent of sales when compared to 2006.

Zip product operating income as a percentage of Zip product sales increased to 18% for the year ended December 31, 2007 from 11% for the year ended December 31, 2006 due to lower operating expenses in 2007 and larger impairment charges taken in 2006, partially offset by the lower gross margins described above.    We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle.    There is no remaining goodwill related to the Zip product line on the balance sheet as of December 31, 2007, as the last impairment charges were taken in the second quarter of 2007.

The REV product operating income as a percentage of REV product sales improved to 1% for the year ended December 31, 2007 compared to a negative 16% for the year ended December 31, 2006.    The REV product operating income for the year ended December 31, 2007 resulted primarily from improved gross margins as described above, lower selling and marketing expenses, and lower research and development expenses.

The NSS product operating income as a percentage of NSS product sales decreased to less than 1% for the year ended December 31, 2007, compared to 9% of product sales for the year ended December 31, 2006.    The lower NSS product operating income for the year ended December 31, 2007 resulted primarily from charges associated with the launch of the StorCenter Pro NAS 150d products, combined with the lower gross margins described above.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our relatively new Managed Services business.

Other Products product operating income increased for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to increased license and patent fee income in the current year.

There were no non-restructuring charges in 2007.    In 2006, the non-restructuring charge, related to severance costs associated with our former Chief Executive Officer, was not allocated to the product lines.

See separate discussion above for details related to the restructuring charges/reversals.

Operating Expenses (Income)

The table below shows the details of and changes in operating expenses for years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)
Operating Expenses (Income):
Selling, general and administrative	$43,856	$41,124	$2,732	7%
Research and development	8,106	8,905	(799)	(9)
License and patent fee income	(3,952)	(1,085)	(2,867)	(264)
Goodwill impairment charges	2,963	8,728	(5,765)	(66)
Restructuring charges (reversals)	(344)	3,529	(3,873)	(110)
Bad debt expense	1,289	267	1,022	383

Total Operating Expenses	$51,918	$61,468	$(9,550)	(16)%

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses in 2007 compared to 2006 was primarily a result of $2.3 million in external professional fees associated with the announced proposed acquisition of ExcelStor Group.    Selling, general and administrative expenses decreased as a percentage of sales to 13% in 2007 from 18% in 2006.

Research and Development Expenses

The decrease in research and development expenses in 2007 compared to 2006 reflected lower development expenses on HDD and REV products, partially offset by higher spending on NSS products due to the launch of new products.    Research and development expenses decreased as a percentage of sales to 2% in 2007, compared to 4% in 2006 as a result of higher revenue and lower product development costs.    We anticipate research and development dollars in 2008 to be comparable in amount with 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

License and Patent Fee Income

For the year ended December 31, 2007, license and patent fee income of $4.0 million was comprised of $3.5 million for a payment received on a 2004 license agreement and $0.5 million for the sale of certain patents.    For the year ended December 31, 2006, license and patent fee income of $1.1 million was recognized from the sale of certain patents.

Goodwill Impairment Charges

For the year ended December 31, 2007, operating expenses included non-cash, impairment charges totaling $3.0 million relating to Zip goodwill.    For the year ended December 31, 2006, operating expenses included non-cash, impairment charges totaling $8.7 million relating to Zip goodwill.

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycles.    There was no remaining goodwill related to the Zip product line as of July 1, 2007.

Bad Debt

We increased our bad debt expense in 2007 by $1.3 million primarily to accrue for potential bad debt given the financial problems with one of our large U.S. retail customers, and to a lesser extent, higher overall trade receivables.    This compares to a bad debt expense of $0.3 million in 2006 primarily as a result of a specific bad debt and a deterioration of customer accounts receivable agings in Europe.

At December 31, 2007, we had $3.2 million in trade receivables in excess of 180 days past due compared to $3.6 million at December 31, 2006.    The decrease is primarily a result of reconciling and matching off approved credits against deductions taken by customers for returns, programs and other reasons.

Interest Income

Interest income of $2.6 million during 2007 decreased by $0.2 million, or 7%, as compared to the $2.8 million for 2006.    The $0.2 million decrease in 2007 was due to lower average cash balances in 2007 as compared to 2006.

Interest Expense

Interest expense was immaterial for both the years ended December 31, 2007 and December 31, 2006.

Other Income (Expense), Net

Net other income of $0.3 million in 2007 decreased $0.8 million compared to other net income of $1.1 million in 2006.    Included in the 2007 net other income was foreign currency gains of $0.9 million compared to foreign currency gains of $0.5 million in 2006.    The 2006 net other income included a $1.1 million gain associated with the release of various liabilities for a European subsidiary for which operations ceased in 1999 and was dissolved in 2006.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

Income Taxes

In June of 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB 109.    The interpretation was effective for fiscal years beginning after December 15, 2006.    There was no material impact upon adoption of FIN 48 to our financial results.

For 2007, we recorded a net income tax provision of $1.3 million, on pre-tax income of $11.3 million.    The net income tax provision was primarily comprised of a $2.4 million increase in the valuation allowance, tax provisions of $4.0 million related to the statutory provision on pre-tax income and tax provisions of $3.0 million related to increases in permanently invested earnings and changes in other deferred tax items, partially offset by tax benefits of $3.5 million related to the foreign income tax rate differential and $3.7 million related changes in tax contingency reserves and other deferred tax items.    Included in the $2.4 million increase in the valuation allowance was a $5.6 million increased valuation allowance resulting from increases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses.    This increase was partially offset by a decrease in the valuation allowance as the result of increases in the deferred tax liabilities of $3.2 million related to an increase in the pool of unrepatriated foreign earnings.

For 2006, we recorded a net income tax benefit of $2.3 million, on a pre-tax loss from continuing operations of $11.4 million.    The net income tax benefit was primarily comprised of a $6.3 million decrease in the valuation allowance and tax benefits of $4.0 million related to the statutory benefit on pre-tax losses from continuing operations and changes in other deferred tax items, partially offset by tax charges of $8.4 million related to the write off of foreign NOLs.    Included in the $6.3 million decrease in the valuation allowance was a $15.9 million decreased valuation allowance resulting from decreases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses.    This decrease was partially offset by an increase in the valuation allowance as the result of decreases in the deferred tax liabilities of $9.6 million related to a decrease in the pool of unrepatriated foreign earnings.

The realizability of the net deferred tax assets is evaluated quarterly in accordance with FASB 109, which requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities.    They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards at December 31, 2007.

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$2,103	2027
State NOLs	10,548	2008 to 2027
Foreign NOLs	7	Indefinite

	$12,658

Tax Credit Deferred Tax Assets:
Foreign tax credits	$29,631	2009 to indefinite
Research credits	10,448	2008 to 2026
Alternative minimum tax credits	1,604	Indefinite

	$41,683

At December 31, 2007, we had $2.1 million of deferred tax assets related to U.S. federal NOLs, which reflect a tax benefit of approximately $6.0 million in future U.S. federal tax deductions.    At December 31, 2007, we had $10.5 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $264 million in future state tax deductions.    The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion for federal and state purposes of dividends received from our foreign subsidiary for federal and state purposes.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

Quarterly Information

The following table is a summary of the unaudited, quarterly financial information for the years ended December 31, 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(In thousands, except per share data)
Year Ended December 31, 2007
Sales	$75,984	$59,319	$80,667	$120,644	$336,614
Gross margin	14,303	12,139	12,953	20,861	60,256
Pre-tax income (loss)	1,377	(135)	1,842	8,232	11,316
Net income	1,149	1,091	1,293	6,522	10,055
Net income per common share:
Basic and Diluted EPS	$0.02	$0.02	$0.02	$0.12	$0.18

Year Ended December 31, 2006
Sales	$59,081	$40,652	$53,595	$76,226	$229,554
Gross margin	11,801	6,793	12,216	15,402	46,212
Pre-tax income (loss) from continuing operations	(5,571)	(11,196)	1,062	4,314	(11,391)
Discontinued operations, net of taxes	—	—	—	272	272
Net income (loss)	(4,169)	(10,399)	853	4,872	(8,843)
Net income (loss) per common share:
Basic and Diluted EPS	$(0.08)	$(0.20)	$0.02	$0.09	$(0.17)

Operating expenses for the first quarter of 2007 included a goodwill impairment charge of $1.7 million related to the Zip goodwill.    Net income for the first quarter of 2007 also included a $0.7 million tax benefit related to the goodwill impairment.

Operating expenses for the second quarter of 2007 included a goodwill impairment charge of $1.3 million related to the Zip goodwill and $0.7 million for professional fees paid to third parties in connection with the proposed ExcelStor Group acquisition.    The net income for the second quarter of 2007 also included a tax benefit of $1.6 million primarily from the release of a contingency reserve related to a potential foreign tax exposure for which the statute of limitations expired in the second quarter of 2007 and $0.5 million tax benefit related to the goodwill impairment.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2007 As Compared to 2006 (Continued)

Operating expenses for the third quarter of 2007 included $0.3 million for external professional fees associated with the proposed acquisition of ExcelStor Group and $0.2 million in restructuring benefits (see the section above entitled, “Restructuring Charges/Reversals” for more detail).

Operating expenses for the fourth quarter of 2007 included $1.2 million for external professional fees associated with the proposed acquisition of ExcelStor Group, $3.5 million in license fee income from a 2004 technology license agreement and $0.1 million in restructuring benefits (see the section above entitled, “Restructuring Charges/Reversals” for more detail).    The net income for the fourth quarter of 2007 also included a tax benefit of $0.2 million primarily from the release of a contingency reserve related to a potential foreign tax exposure for which the statute of limitations expired in the fourth quarter of 2007.

Operating expenses for the first quarter of 2006 included a goodwill impairment charge of $3.1 million related to the Zip goodwill, $1.0 million of non-restructuring severance and benefits associated with our prior CEO and restructuring charges of $0.3 million related to severance and benefits for certain management employees laid off in the first quarter of 2006 (see the section above entitled, “Restructuring Charges/Reversals” for more detail).    The net loss for the first quarter of 2006 also included a tax benefit of $1.4 million primarily from the release of deferred tax liabilities related to the impaired goodwill and tax benefits from various foreign tax true-ups.

Gross margin for the second quarter of 2006 included $2.1 million of charges related to inventory reserves and supplier claims because of RoHS and supply chain changes.    Operating expenses for the second quarter of 2006 included a goodwill impairment charge of $2.3 million related to the Zip goodwill, restructuring charges of $4.2 million for severance and benefit costs under the 2006 restructuring actions and lease commitments under the 2001, 2005 and 2006 restructuring actions (see the section above entitled, “Restructuring Charges/Reversals” for more detail) and patent fee income of $1.1 million related to the sale of certain patents.    The net loss for the second quarter of 2006 also included a tax benefit of $0.8 million primarily from the release of deferred tax liabilities related to the impaired goodwill, partially offset with provisions for foreign, state and local taxes.

Operating expenses for the third quarter of 2006 included a goodwill impairment charge of $2.5 million related to the Zip goodwill and a restructuring benefit of $0.2 million (see the section above entitled, “Restructuring Charges/Reversals” for more detail).    Other income for the third quarter of 2006 included a $1.1 million gain associated with the release of various liabilities for a European subsidiary which ceased operations in 1999 and was dissolved in the quarter.    Net income for the third quarter of 2006 also included a tax provision of $0.2 million primarily from the accrual of current year foreign, state and local taxes, partially offset with a benefit from the release of deferred tax liabilities related to the impaired goodwill.

Operating expenses for the fourth quarter of 2006 included a goodwill impairment charge of $0.8 million related to the Zip goodwill and $0.8 million of restructuring benefits primarily associated with the third quarter 2001 restructuring actions for lease commitments (see the section above entitled, “Restructuring Charges/Reversals” for more detail).    Net income for the fourth quarter of 2006 also included a tax benefit of $0.3 million primarily from the release of deferred tax liabilities related to the impaired goodwill, partially offset with provision for foreign, state and local taxes; and an after-tax gain of $0.3 million associated with the sale of our investment in ByteTaxi (see the section above entitled, “ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations” for more detail).

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

Sales of CSS products represented 58% of total sales for 2006, compared to 51% of total sales for 2005.    The percentage of total sales increased in 2006 due primarily to the lower total consolidated sales.    Although total CSS products sales increased only $0.7 million from the previous year, our external hard drive business increased by $33.5 million, or 38%, over the prior year.    This increase was primarily offset by a $15.6 million decrease in Optical sales, a $14.2 million in Micro Mini USB flash drive sales and a $3.0 million in floppy drive sales.    The lower Optical and Micro Mini USB sales are a result of our decision in mid-2005 to eliminate unprofitable SKUs in the Optical and Micro Mini USB flash product lines.

Zip product sales continued to decline in 2006, both in terms of units and sales dollars.    Sales of Zip products represented 14% of total sales for 2006, compared to 24% of total sales for 2005.    We expect Zip drive and disk sales to continue to decrease as Zip products approach the end of their product lifecycle.    In addition, we have ceased selling Zip drives to distributors or resellers in the EU as of July 1, 2006, in the wake of the RoHS lead free initiative.

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

Services sales represented 1.3% of total sales for 2006 compared to 0.2% of total sales for 2005.    This increase is primarily a result of our acquisition of CSCI in August of 2006.

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

CSS product gross margins increased in terms of both dollars and percentages during 2006.    The increase in gross margin dollars was primarily due to the introduction of new cost competitive HDD products; lower material and overhead costs of the HDD products; lower Optical, Micro Mini USB flash and floppy drive sales and pricing and other programs related to HDD drives and higher overall CSS sales.    All CSS products faced competitive pricing pressures during the year ended December 31, 2006.

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

The REV product operating loss as a percentage of REV product sales improved to a negative 16% for the year ended December 31, 2006, compared to a negative 26% for the year ended December 31, 2005.    The lower REV product operating loss for the year ended December 31, 2006 resulted primarily from lower research and development expenses and selling and marketing expenses, partially offset by lower gross margins.

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

Other Products product operating income decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily from lower license and patent fee income in 2006.

The 2006 non-restructuring charge, related to severance costs associated with our former Chief Executive Officer, was not allocated to the product lines.

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

These charges were recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycles.    As of December 31, 2006, there was $3.0 million of goodwill related to the Zip product segment remaining on the balance sheet which was subject to impairment.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 As Compared to 2005 (Continued)

Income Taxes

For 2006, we recorded a net income tax benefit of $2.3 million, on a pre-tax loss from continuing operations of $11.4 million.    The net income tax benefit was primarily comprised of a $6.3 million decrease in the valuation allowance and tax benefits of $4.0 million related to the statutory benefit on pre-tax losses from continuing operations and changes in other deferred tax items, partially offset by tax charges of $8.4 million related to the write off of foreign NOLs.    Included in the $6.3 million decrease in the valuation allowance was a $15.9 million decreased valuation allowance resulting from decreases in the NOL and credit carryforwards and deferred tax assets related to inventory and accrued expenses.    This decrease was partially offset by an increase in the valuation allowance as the result of decreases in the deferred tax liabilities of $9.6 million related to a decrease in the pool of unrepatriated foreign earnings.

For 2005, we recorded a net income tax benefit of $0.9 million, on a pre-tax loss from continuing operations of $24.6 million.    The net income tax benefit was comprised of an $8.3 million increase in the valuation allowance resulting primarily from decreases in deferred tax liabilities and partially offset by the statutory tax benefit of $8.6 million on the pre-tax loss and $0.6 million of tax benefits primarily from the release of tax accruals.    Included in the $8.3 million increase in the valuation allowance was a $16.7 million increased valuation allowance resulting from decreases in deferred tax liabilities because of a decrease in the pool of unrepatriated foreign earnings.    This increase was partially offset by a decrease in the valuation allowance as the result of decreases in the deferred tax asset of $8.4 million related to fixed assets, trade receivables, inventory and accrued expenses.

The realizability of the net deferred tax assets is evaluated quarterly in accordance with FASB 109, which requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

We have recorded tax contingencies related to items in various countries, which are included in “other accrued liabilities” and in “deferred income taxes” in our consolidated balance sheets.    These reserve balances will be adjusted to the extent that these items are settled for amounts different than the amounts recorded.    The amount included in “other accrued liabilities” at December 31, 2006 and December 31, 2005 related to such tax contingencies was $4.3 million and $13.7 million, respectively.    We reversed tax contingencies of $9.5 million in 2006 to retained earnings in accordance with SAB 108 related to foreign tax contingencies (see Note 4 of the notes to consolidated financial statements).    We recorded tax contingencies of $0.2 million in 2006 to the “benefit (provision) for income taxes” to accrue interest on foreign contingencies.    We reversed tax contingencies of $0.2 million in 2005 to the “benefit (provision) for income taxes”, due to the completion of a tax authority exam without adjustment.

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

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Details of our total cash, cash equivalents, restricted cash and temporary investments are shown in the table below.

	December 31,
	2007	2006	$ Change	% Change
	(In thousands, except %)

Total cash and cash equivalents for the U.S. entities	$7,285	$2,653	$4,632	175%
Total cash, cash equivalents, restricted cash and temporary investments for non-U.S. entities	56,328	65,495	(9,167)	(14)

Total consolidated cash, cash equivalents, restricted cash and temporary investments	$63,613	$68,148	$(4,535)	(7)%

Working capital	$96,493	$79,273	$17,220	22%

We repatriated approximately $13 million of foreign cash to the U.S. during 2007.    This cash was used to fund operations and make payments on an intercompany loan.    The repatriation of any of the $56.3 million of foreign cash to the U.S. will be taxable income in the U.S. for federal and state tax purposes at a rate of approximately 37% and also require a 5% Swiss withholding tax.    The amount of cash required for U.S. federal and state taxes will be significantly less than our effective tax rate due to the availability of existing federal and state NOLs, tax credit carry-forwards and previously taxed income.

The increase in working capital resulted primarily from an increase in current assets; partially offset by an increase in current liabilities, in particular increases in inventory and trade receivable, partially offset by lower cash, cash equivalents and temporary investments and higher accounts payable and accrued liabilities.

The primary uses of cash from operations in 2007 were increases in inventories and trade receivables, partially offset by operating income and higher accounts payable.

Trade receivables increased in 2007 primarily from higher sales, partially offset by the timing of sales.    Days sales outstanding (“DSO”) in receivables decreased from 36 days at December 31, 2006 to 31 days at December 31, 2007 due to timing of sales.    DSO is calculated by multiplying the period end trade receivables balance by 90 and dividing that amount by the sales for the last quarter of the applicable year.    Inventories increased during 2007 primarily due to HDD products needed to satisfy existing backlog in the first quarter of 2008.    Accounts payable increased during 2007 as a result of higher inventory balances and overall growth in sales.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

It is our goal to continue to achieve profitability in 2008 and our goal to improve cash flow from operations through containing operating expense spending, tightly managing supplier terms and conditions, HDD sales growth, maintaining or improving the gross margins of HDD products, growing REV product sales and managing the Zip products business for cash flow.    However, we can give no assurance that we will be successful in achieving any of these goals.

During 2007, we did not repurchase any shares of our Common Stock.    At December 31, 2007, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on September 8, 2000.    The repurchase plan does not have a fixed termination date.

We believe that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements and capital expenditures related to our ongoing operations for at least one year.    However, cash flow from future operations, investing activities, and the precise amount and timing of our future financing needs cannot be determined.    Future cash flow will depend on a number of factors, including those set forth in the section labeled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.    We do not believe that our cash balances would be adequate to fund a material acquisition.    In that situation, we would need to borrow cash or fund the acquisition through a stock offering.    Should we be unable to meet our cash needs from our current balance of cash, cash equivalents and temporary investments and future cash flows from operations, we would most likely incur additional restructuring charges to adjust our expenditures to a level that our cash flows could support and/or seek financing from other sources.

Our current balance of cash, cash equivalents and temporary investments is our sole source of liquidity.    Given our history of sales declines and losses (until recently), there is no assurance that, if needed, we would be able to obtain financing from external sources or obtain a competitive interest rate.

Contractual Obligations

Our contractual obligations at December 31, 2007 were as follows:

	Total	Payments Due By Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Obligation
Purchase obligations	$57,918	$57,918	$—	$—	$—
Operating leases	3,116	2,294	687	72	63
Accrued warranty	6,202	4,342	1,860	—	—
Excess purchase commitments	1,343	1,343	—	—	—

Total	$68,579	$65,897	$2,547	$72	$63

Purchase obligations are comprised of open purchase orders for inventory and other supplier commitments at December 31, 2007 that are not recorded on our balance sheet at December 31, 2007, as they are not considered commitments under accounting principles generally accepted in the United States.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

These purchase obligations include those contracts that we can terminate for our convenience on advance written notice to the supplier.

We conduct all of our operations from leased facilities.    Aggregate lease commitments under non-cancelable operating leases are shown in the table above.    On February 15, 2008 we entered into a sublease agreement from August of 2008 through February of 2013.    The total lease payments during the lease are approximately $3 million.

We accrue for warranty costs based on estimated warranty return rates and estimated costs to repair.    We use a statistical-based model to estimate warranty accrual requirements.

For more detail on the excess purchase commitments, see the discussion above in the Application of Critical Accounting Policies section.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2007 as defined by applicable SEC rules.

Other Matters

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“FASB 157”).    This statement provides enhanced guidance for using fair value to measure assets and liabilities.    This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.    FASB 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.    FASB 157 does not expand the use of fair value in any new circumstances.    This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.    We do not expect there to be a material impact upon adoption of FASB 157 to our financial results.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”) which is effective for financial statements issued for fiscal years beginning after November 15, 2007.    FASB 159 permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost.    The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.    We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

In December of 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007)” (“FASB 141R”).    FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree.    FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.    We are currently evaluating the potential impact, if any; of the adoption of FASB 141R on our consolidated financial statements.

In December of 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51” (“FASB 160”).    FASB 160 amends ARB No. 51 to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary.    It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB 141R.    FASB 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.    Earlier adoption is prohibited.    We are currently evaluating the potential impact, if any, of the adoption of FASB 160 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We are exposed to various market risks including foreign currency, interest rate and securities price risks.    We are exposed to various foreign currency exchange rate risks that arise in the normal course of business.    Our functional currency is the U.S. dollar.    We have international operations resulting in receipts and payments in currencies that differ from our functional currency.    We attempt to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to our policies.

We use forward contracts to hedge those net assets and liabilities that, when re-measured according to accounting principles generally accepted in the United States of America, impact our consolidated statements of operations.    All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.    Currently, we are using only forward contract instruments to hedge our net balance sheet exposures.    The contracts are in European currencies.    We enter into contracts throughout the month as necessary.    These contracts normally have maturities that do not exceed 40 days.    See Note 6 of the notes to consolidated financial statements.

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

IOMEGA CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The fair value of our forward contracts is subject to change because of potential changes in market rates and prices.    If the U.S. dollar were to strengthen or weaken against these foreign currencies by 10%, the hypothetical value of the contracts would have increased or decreased by approximately $5.3 million at December 31, 2007 and $3.7 million at December 31, 2006.    However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying assets and liabilities.    Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar.    The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another.    They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production.    Factors that could impact the effectiveness of our hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and our ability to accurately project net asset or liability positions.    Actual gains and losses in the future may differ materially from our analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and our actual exposures and hedges.

We did not have any significant debt outstanding at December 31, 2007 and December 31, 2006.    Should we need to borrow funds in the future, we would be subject to credit-based interest rate risks.    We are also subject to interest rate risks on our current cash, cash equivalents and temporary investment balances.    For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.7 million during 2007 and $0.8 million during 2006.    This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our response to such hypothetical conditions.

Investments purchased with maturities in excess of three months (at time of purchase) and with less than one year of remaining maturity at year-end are classified as temporary investments.    None of our investments have greater than 24 month maturities, when purchased.    At December 31, 2007 and 2006, the average duration of our temporary investments was less than 12 months.    At December 31, 2007, we had debt security investments of $10.0 million that will mature within one year.    At December 31, 2006, we had debt security investments of $11.4 million that will mature within one year.

Investments purchased with maturities in excess of three months (at time of purchase) and with more than one year of remaining maturity at year-end are classified as long term investments.    None of our investments have greater than 24 month maturities, when purchased.    At December 31, 2007, we had debt security investments of $1.0 million that will mature within two years.

We seek to minimize our credit risk associated with all investments by purchasing investment grade, liquid securities.    We have classified all of our temporary and long-term investments as available-for-sale securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The information required by this Item is included in our Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.    The selected quarterly financial data required by this item is included in Item 7 of Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9A.	CONTROLS AND PROCEDURES:

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.    Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

IOMEGA CORPORATION AND SUBSIDIARIES

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).    Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.    Based on its assessment, as of December 31, 2007, management concluded that the Company’s internal control over financial reporting was effective based on those criteria.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Iomega Corporation’s internal control over financial reporting as of December 31, 2007.    Its report is included herein.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Iomega Corporation

San Diego, California

We have audited Iomega Corporation’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).    The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.    Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).    Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.    Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.    Our audit also included performing such other procedures as we considered necessary in the circumstances.    We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.    A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.    Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Iomega Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 14, 2008

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 9B.	OTHER INFORMATION:

None.

IOMEGA CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:

The information required by this item will appear in the sections of our Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “ELECTION OF DIRECTORS”, “STOCK OWNERSHIP INFORMATION—Section 16(a) Beneficial Ownership Reporting Compliance” and “CORPORATE GOVERNANCE—Director Candidates” which sections are incorporated herein by reference, and in Part I of this Annual Report on Form 10-K under the heading “EXECUTIVE OFFICERS OF THE COMPANY”.

Website Availability of Corporate Governance and Other Documents

The following documents are available in the investor relations section of our website, www.iomega.com: (1) our Code of Conduct adopted by us which is applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer and other executive officers, as well as the Corporate Controller (2) our Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Nominating, Compensation and Ethics/Compliance Committees.    Stockholders also may obtain printed copies of these documents by submitting a written request to Ron S. Zollman, Corporate Secretary of Iomega Corporation, 10955 Vista Sorrento Parkway, San Diego, California 92130.    We intend to post on our website, www.iomega.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the Code of Conduct.

Audit Committee Financial Expert

Information regarding the Audit Committee Financial Expert will appear in the section of our Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “CORPORATE GOVERNANCE—Board Committees—Audit Committee”, which section is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION:

The information required by this item will appear in the sections of our Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”, exclusive of such information under the subheadings “—Certain Relationships” and “—Equity Compensation Plan Information” which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The information required by this item will appear in the sections of our Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION” “—Equity Compensation Plan Information” and “STOCK OWNERSHIP INFORMATION” “—Ownership by Management, Directors and Principal Stockholders”, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:

The information required by this item will appear in the sections of our Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “EXECUTIVE COMPENSATION” and “—Certain Relationships” and “CORPORATE GOVERNANCE—Board Determination of Independence”, which sections are incorporated herein by reference.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The information required by this item will appear in the section of our Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” (exclusive of the section titled “—Audit Committee Report”), which section is incorporated herein by reference.

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

FORM 10-K

ITEMS 8, 15(a)

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Iomega Corporation

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Iomega Corporation and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2007.    These consolidated financial statements are the responsibility of the Company’s management.    Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).    Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.    An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.    We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Iomega Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iomega Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Costa Mesa, California

March 14, 2008

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$53,559	$56,617
Restricted cash	93	88
Temporary investments	9,961	11,443
Trade receivables, less allowance for doubtful accounts of $2,507 and $1,535, respectively	41,101	30,418
Inventories	79,883	42,593
Deferred income taxes	2,175	2,747
Other current assets	2,902	3,401

Total Current Assets	189,674	147,307

Property and Equipment, at cost:
Machinery and equipment	54,582	70,644
Leasehold improvements	3,865	7,288
Furniture and fixtures	5,328	6,810
Unfinished property and equipment	94	103

	63,869	84,845
Accumulated depreciation and amortization	(60,002)	(78,292)

Net Property and Equipment	3,867	6,553

Goodwill	9,818	12,451

Intangible Assets, Net	840	1,043

Long Term Cash Investments	1,000	—

Other Assets	9	60

Total Assets	$205,208	$167,414

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	December 31,
	2007	2006
Current Liabilities:
Accounts payable	$61,951	$35,105
Margin on deferred revenue	3,610	4,897
Marketing program accruals	1,757	1,998
Accrued payroll, vacation and bonus	7,449	4,919
Accrued warranty	6,202	4,576
Accrued restructuring charges	—	1,873
Accrued excess purchase commitments	1,343	4,049
Tax contingency reserves	264	4,323
Other accrued liabilities	7,237	5,840
Income taxes payable	3,368	454

Total Current Liabilities	93,181	68,034

Deferred Income Taxes	8,220	9,573

Long Term Contingency Reserves	2,652	—

Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Preferred Stock, $0.01 par value—authorized 4,600,000 shares, none issued	—	—
Series A Junior Participating Preferred Stock—authorized 400,000 shares, none issued	—	—
Common Stock, $0.03 1/3 par value—authorized 400,000,000 shares, issued 55,340,020 shares at December 31, 2007 and 55,307,270 shares at December 31, 2006	1,848	1,846
Additional paid-in capital	60,926	59,635
Less: 575,200 Common Stock treasury shares, at cost, at December 31, 2007 and 2006	(5,662)	(5,662)
Retained Earnings	44,043	33,988

Total Stockholders’ Equity	101,155	89,807

Total Liabilities and Stockholders’ Equity	$205,208	$167,414

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Sales	$336,614	$229,554	$264,505
Cost of sales	276,358	183,342	208,670

Gross margin	60,256	46,212	55,835

Operating Expenses (Income):
Selling, general and administrative	43,856	41,124	60,847
Research and development	8,106	8,905	14,054
License and patent fee income	(3,952)	(1,085)	(1,301)
Goodwill impairment charges	2,963	8,728	—
Restructuring charges (reversals)	(344)	3,529	7,579
Bad debt expense (credit)	1,289	267	(312)

Total Operating Expenses	51,918	61,468	80,867

Operating income (loss)	8,338	(15,256)	(25,032)

Interest income	2,649	2,848	2,375
Interest expense	(15)	(35)	(327)
Other income (expense), net	344	1,052	(1,644)

Income (loss) from continuing operations before income taxes	11,316	(11,391)	(24,628)

Benefit (provision) for income taxes	(1,261)	2,276	945

Income (loss) from continuing operations	10,055	(9,115)	(23,683)

Discontinued Operations (see Note 3):
Gain on sale of ByteTaxi, Inc., net of taxes	—	272	1,158
Losses from discontinued operations, net of taxes	—	—	(228)

Total discontinued operations	—	272	930

Net income (loss)	$10,055	$(8,843)	$(22,753)

Net income (loss) per basic and diluted common share:
Continuing	$0.18	$(0.17)	$(0.46)
Discontinued	—	—	0.02

Net income (loss)	$0.18	$(0.17)	$(0.44)

Weighted average common shares outstanding	54,747	52,855	51,623

Weighted average common shares outstanding—assuming dilution	55,204	52,855	51,623

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2004	55,028,902	$1,837	$78,713	$(33,791)	$56,048	$102,807
Sales of Common Shares pursuant to exercises of stock options at an average price of $1.75 cash per share	39,300	2	67	—	—	69
Tax benefit from dispositions of employee stock	—	—	61	—	—	61
Compensation expense related to Management Incentive Plan restricted stock	12,918	—	4	—	—	4
Stock compensation expense	—	—	768	—	—	768
Net loss	—	—	—	—	(22,753)	(22,753)

Balances at December 31, 2005	55,081,120	1,839	79,613	(33,791)	33,295	80,956
Cumulative effect of adjustment from the adoption of SAB No. 108	—	—	—	—	9,536	9,536
Sales of Common Shares pursuant to exercises of stock options at an average price of $1.89 cash per share	226,150	7	423	—	—	430
Tax benefit from dispositions of employee stock	—	—	21	—	—	21
Treasury Shares issued of 2,857,722 in connection with the acquisition of CSCI, Inc.	—	—	(21,129)	28,129	—	7,000
Stock compensation expense	—	—	707	—	—	707
Net loss	—	—	—	—	(8,843)	(8,843)

Balances at December 31, 2006	55,307,270	1,846	59,635	(5,662)	33,988	89,807
Sales of Common Shares pursuant to exercises of stock options at an average price of $3.25 cash per share	32,750	2	104	—	—	106
Tax benefit from dispositions of employee stock	—	—	22	—	—	22
Adjustment in connection with the acquisition of CSCI, Inc.			210			210
Stock compensation expense	—	—	955	—	—	955
Net income	—	—	—	—	10,055	10,055

Balances at December 31, 2007	55,340,020	$1,848	$60,926	$(5,662)	$44,043	$101,155

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$10,055	$(8,843)	$(22,753)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operations:
Depreciation and amortization	3,203	4,542	7,094
Deferred income tax benefit	(781)	(4,803)	(1,337)
Tax contingency releases, net	(1,407)	—	—
Non-cash inventory charges	2,023	6	949
Net gain on sale of ByteTaxi, Inc.	—	(272)	(1,158)
Stock-related compensation expense	955	707	772
(Gain) loss on fixed assets and other assets and temporary investment amortization	(143)	(706)	20
Goodwill impairment charges	2,963	8,728	—
Bad debt charge (credit)	1,289	267	(312)
Non-cash restructuring charges	—	77	438
Tax benefit from dispositions of employee stock	—	—	61
Changes in Assets and Liabilities (net of effects of disposition and acquisitions):
Trade receivables	(11,972)	(279)	2,223
Inventories	(39,313)	(14,980)	2,864
Other current assets	499	1,604	1,978
Accounts payable	26,846	(593)	296
Other current liabilities	1,319	(6,012)	(15,448)
Accrued restructuring charges	(1,873)	(2,533)	(284)
Restricted cash	(5)	168	(256)
Income taxes	2,914	(30)	(1,095)

Net Cash Used in Operating Activities	(3,428)	(22,952)	(25,948)

Cash Flows from Investing Activities:
Purchases of property and equipment	(573)	(1,906)	(1,421)
Purchases of temporary investments	(23,679)	(17,080)	(41,266)
Sales of temporary investments	24,419	30,856	33,914
Purchase of ByteTaxi, Inc. (net of $171,000 cash)	—	—	(44)
Payments associated with CSCI, Inc. acquisition	(120)	(4,339)	—
Proceeds from sale of ByteTaxi, Inc. (net of $155,000 cash in 2005)	—	446	2,290
Proceeds from sales of assets	144	191	745
Net changes in other assets and other liabilities	51	7	(660)

Net Cash Provided by (Used in) Investing Activities	242	8,175	(6,442)

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	106	430	69
Tax benefit from dispositions of employee stock	22	21	—
Payments on long-term debt	—	—	(139)

Net Cash Provided by (Used in) Financing Activities	128	451	(70)

Net Decrease in Cash and Cash Equivalents	(3,058)	(14,326)	(32,460)
Cash and Cash Equivalents at Beginning of Year	56,617	70,943	103,403

Cash and Cash Equivalents at End of Year	$53,559	$56,617	$70,943

Non-Cash Investing and Financing Activities:
Adjustment of CSCI, Inc. acquisition	$210	$—	$—

Issuance of treasury stock in connection with CSCI, Inc. acquisition	$—	$7,000	$—

SAB 108 adjustment	$—	$9,536	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Operations

We design and market products that help our customers protect, secure, capture and share their valuable digital information.    Our principal products include magnetic drives and disks marketed under the REV® and Zip® trademarks; portable, eGoTM, desktop, MiniMax, Ultramax and network hard disk drives (“HDD”) and Networked Attached Storage (NAS) servers.    OfficeScreen® services, Iomega’s managed security services for small and medium businesses (“SMBs”), features services managing firewalls, providing secure remote access for small businesses and reselling e-mail security.    We also sell optical drives marketed under the Iomega CD-RW and Iomega DVD rewritable trademarks, Iomega Floppy USB drives and various software titles.

Retail outlets for our products include computer superstores, consumer electronic superstores, mail order direct marketing resellers (“DMRs”), office supply superstores, specialty computer stores and online vendors.    We sell our products directly to retail channels as well as indirectly through distributors.    In addition, we have sales relationships with a variety of companies within the computer and consumer electronics industries.    These relationships include arrangements with original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”) that provide for certain of our products to be resold on a stand-alone basis or incorporated, as an option, in new computers and other systems at the time of purchase.    We also sell our products through our website, www.iomega.com.

Sources of Supply

Although we have outsourced all of our product manufacturing and certain supply chain operations, we are still responsible for the supply of certain components for the manufacture of our Zip, REV and hard drive based products.    Certain components incorporated in, or used in, the manufacture of Zip and REV products are currently available only from single source suppliers.    We purchase a portion of our single and limited source components pursuant to purchase orders that do not include guaranteed supply arrangements.    We purchase all of the products we resell directly from other suppliers.    Supply shortages resulting from a change in a supplier or resulting from unavailability from a particular supplier could cause a delay in product availability and a possible loss of sales, which would have a material adverse effect on our operating results.

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

Principles of Consolidation and Foreign Currency

Our consolidated financial statements include the accounts of Iomega Corporation and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.    All of our entities have been consolidated.    For purposes of consolidating our non-U.S. operations, we have determined the functional currency for our non-U.S. operations is the U.S. dollar.    Therefore, translation gains and losses are included in the determination of income (loss).

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of sales and expenses during the reporting periods.    Areas where significant judgments occur include, but are not limited to, revenue recognition, price protection and rebate reserves, inventory valuation reserves, accrued excess purchase commitments, tax valuation allowances and tax contingencies, and impairment of goodwill and other intangibles.    Actual results could differ materially from these estimates.

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

Our customers include OEMs, retailers, distributors, VARs, DMRs and end users.    Typically, retail and distribution customer agreements in the Americas have provisions that allow the customer to return product under certain conditions within specified time periods.    The reserves for estimated returns are calculated by reviewing historical return rates on a product-by-product basis and then applying that return rate to the most recent three months of shipments on a product-by-product basis.    Sales, less reserves for estimated returns, are generally recognized upon shipment and passage of title to the customer.    We have established reserves for estimated returns, which are reflected as a reduction of sales and trade receivables in our consolidated financial statements.    The reserves for estimated returns totaled $0.8 million at December 31, 2007 and $1.8 million at December 31, 2006.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The table below shows the deferred sales and related cost of sales associated with estimated excess channel inventory.

	December 31,
	2007	2006
	(In thousands)
Deferred revenue	$9,455	$7,890
Deferred cost of sales	(7,518)	(5,080)

Margin on estimated channel inventory	$1,937	$2,810

Additionally, we bundle various extended service plans with selected Network Attached Storage (“NAS”) servers and sell additional NAS and REV extended service plans on a stand-alone basis.    The service periods for the extended service plans are up to five years, with the vast majority of the plans being for three years.    We defer sales of extended service plans and recognize the sales ratably over the respective life of the service plan three months after the service plan was sold into the channel.    The bundled extended service plans are deferred based on the stand-alone sales price.    The related costs of servicing these plans are expensed as incurred as we are charged per service call, thus there is no deferral of cost associated with the extended service plans.

Since the acquisition of CSCI, Inc. (“CSCI”) in 2006, we now sell multiple year service contracts to customers for managed services.    The majority of the contracts are billed monthly so it is not necessary to defer sales.    To the extent that we bill in advance of the service, we defer the revenue and recognize the revenue over the service period of the contract.

The components of “margin on deferred revenue” in our consolidated balance sheets are as follows:

	December 31,
	2007	2006
	(In thousands)
Margin on estimated excess channel inventory	$1,937	$2,810
Deferred extended service plans and managed services	1,673	2,087

Margin on deferred revenue	$3,610	$4,897

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

Reserves for volume and other rebates and price protection totaled $9.9 million at December 31, 2007 and $9.2 million at December 31, 2006 and are netted against trade receivables in our consolidated balance sheets.

License and Patent Fee Income

License and patent fee income totaling $4.0 million for the year ended December 31, 2007 was recognized for a payment on a 2004 license agreement and the sale of certain patents.    License fee and patent income of $1.1 million for the year ended December 31, 2006 was recognized for the sale of certain patents.    License fee and patent income of $1.3 million for the year ended December 31, 2005 was recognized from two intellectual property license agreements, one entered into in the second quarter of 2004 and the other entered into in the second quarter of 2005.

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

We use forward contracts to hedge those net assets and liabilities that, when re-measured according to accounting principles generally accepted in the United States of America, impact our consolidated statements of operations.    While we use these instruments to reduce our risk, we do not account for these instruments as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.    All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure or anticipated currency exposure, not for speculation or trading purposes.    The forward contracts are in European currencies.    We enter into contracts throughout the month as necessary.    These contracts normally have maturities that do not exceed 40 days.    See Note 6.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in “other income (expense), net” in our consolidated statements of operations in the same period that the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur.    All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in our consolidated statements of cash flows.

Cash and Cash Equivalents

For the purposes of our consolidated statements of cash flows, cash and cash equivalents include all marketable securities with maturities of three or fewer months when purchased.    See the table below under the caption “Fair Value of Financial Instruments” for a listing of the types of investments that comprise cash and cash equivalents.

Restricted Cash

We had restricted cash of $0.1 million at December 31, 2007 and December 31, 2006 related to a rental deposit.    This cash is reported separately as “restricted cash” in our consolidated balance sheets.

Temporary Investments

Investments purchased with maturities in excess of three months (at time of purchase) and with less than one year of remaining maturity at year-end are classified as temporary investments.    None of our investments have greater than 24 month maturities, when purchased.    At December 31, 2007 and 2006, the average duration of our temporary investments was less than 12 months.    At December 31, 2007, we had debt security investments of $10.0 million that will mature within one year.    At December 31, 2006, we had debt security investments of $11.4 million that will mature within one year.

Long Term Investments

Investments purchased with maturities in excess of three months (at time of purchase) and with more than one year of remaining maturity at year-end are classified as long term investments.    None of our investments have greater than 24 month maturities, when purchased.    At December 31, 2007, we had debt security investments of $1.0 million that will mature within two years.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The carrying values of the various financial investments (which approximate fair value) that comprise our cash, cash equivalents, temporary investments and long term investments are as follows:

	December 31,
	2007	2006
	(In thousands)
Cash and Cash Equivalents:
Cash	$43,793	$41,669
Corporate obligations	9,766	14,948

Total Cash and Cash Equivalents	$53,559	$56,617

Temporary Investments:
U.S. treasuries	$—	$7,739
U.S. agencies	3,044	—
Corporate obligations	6,917	3,704

Total Temporary Investments	$9,961	$11,443

Long Term Investments:
Corporate obligations	$1,000	$—

Total Long Term Investments	$1,000	$—

At both December 31, 2007 and 2006, our temporary investments, that were in an unrealized loss positions, represented an immaterial amount.

Allowance for Doubtful Accounts

We record our trade receivables at sales value and establish a non-specific allowance for estimated doubtful accounts by applying specified percentages to the different receivable aging categories based upon our historical experience.    The percentage applied against the aging categories increases as the accounts become further past due.    Accounts in excess of 180 days past due are fully reserved.    In addition, specific reserves are established for specific customer accounts as collection problems become known or occur due to insolvency, disputes or other collection issues.    The amounts of these specific reserves are estimated by us based on the following assumptions/ variables: customer’s financial position, age of the customer’s receivable and changes in payment schedules.    The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts whether due to insolvency, settlement or disputes.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,
	2007	2006
	(In thousands)

Raw materials	$29,202	$16,475
Finished goods	50,681	26,118

	$79,883	$42,593

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

Property and Equipment

Purchases of property and equipment are recorded at cost and major improvements are capitalized.    When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets as well as the related accumulated depreciation and amortization accounts; and the net resulting gain or loss is included in “cost of sales”, “research and development” or “selling, general and administrative” in our consolidated statements of operations depending on the nature of the asset.    Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property.

Category	Estimated Useful Lives	Net Book Value at December 31, 2007
		(In thousands)

Machinery and equipment	2 – 5 years	$3,427
Leasehold improvements	5 years	103
Furniture and fixtures	10 years	243
Unfinished property and equipment		94

		$3,867

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

Goodwill

Under SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“FASB 142”), goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level.    We have determined that the appropriate reporting unit to evaluate the goodwill from the CSCI acquisition is our Services segment.    We have performed the impairment test required under FASB 142 for the goodwill related to the CSCI acquisition and have determined that it was not impaired at December 31, 2007.    This test compared our Services segment specific assets to the estimated future, discounted cash flows to determine if these cash flows will cover the assets.    We will continue to test the CSCI goodwill for impairment annually.

Zip cash flows continued their expected decline in 2007.    As of July 1, 2007, there is no remaining goodwill related to Zip specific assets, as it has now been fully written off.

Intangible Assets

Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the assets and are subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

At December 31, 2007, we had intangible assets of approximately $0.8 million, which include the OfficeScreen Trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition.    The remaining estimated useful lives for our intangible assets are approximately 3.6 years for the OfficeScreen technology and customer and vendor relationships and approximately 8.6 years for the OfficeScreen Trade name.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Advertising

We expense the cost of advertising as it is incurred, except cooperative advertising or MDF with distributors and retailers, which are accrued at the time of sale.    We incurred advertising expenses totaling $1.7 million for 2007, $2.3 million for 2006 and $8.8 million for 2005.

Shipping and Handling Costs

We record, as cost of sales, shipping and handling costs incurred in shipping product to our customers.

Restructuring Charges

Our third quarter 2001 restructuring charges were recorded under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).    EITF 94-3 states that restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and we have the ability to reasonably estimate costs.    Estimated amounts for severance and benefits were accrued once the potentially affected employees had been notified of the termination and severance benefits had been communicated.    We revised some of our estimates for the third quarter 2001 restructuring actions during 2007, 2006, 2005, 2004, 2003 and 2002 under the guidance provided by EITF 94-3 (see Note 5 for more detail).    At December 31, 2007, there are no remaining reserves associated with this restructuring action.

Our 2006, 2005, 2004 and 2003 restructuring charges were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FASB 146”).    FASB 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF 94-3.    FASB 146 requires, in general, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.    Thus, amounts for severance and benefits are accrued once the affected employees have been notified of the termination, severance benefits have been communicated and the employee will not be retained more than 60 days after the notification date.    For those employees on transition who will remain with us beyond 60 days after their notification date, we calculated their estimated severance costs and recorded this liability ratably over the remaining service period.    We recorded the liability for contract termination costs once the contract was terminated or we ceased receiving any benefit from the contract.    In the case of leased property, once we exited the facility and were no longer receiving any benefit from the lease, we recorded a liability for the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the lease.    FASB 146 is effective for exit or disposal activities that were initiated after December 31, 2002.    However, restructuring activities that were initiated under the guidance provided by EITF 94-3 will continue to follow that guidance until the restructuring activity is completed.    At December 31, 2007, there are no remaining reserves associated with these restructuring actions.

Other Accrued Liabilities

Other accrued liabilities includes accruals for royalties, forward foreign exchange contracts, self-insurance liabilities (2006 only), litigation, professional fees, value added taxes (“VAT”), sales and other taxes and other miscellaneous liabilities.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Stock Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123r, “Share-Based Payment”, (“FASB 123r”) using the modified prospective transition method.    Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Our consolidated statements of operations included $1.0 million, $0.7 million and $0.8 million of compensation expense related to stock-based compensation plans for the years ended December 31, 2007, 2006 and 2005, respectively.

Valuation and Amortization.    We use the Black-Scholes option-pricing model to estimate the fair value of each option grant on the date of grant or modification.    We amortize the fair value on an accelerated method for recognizing stock compensation expense over the vesting period of the option.

Expected Term.    The expected term is the period of time that granted options are expected to be outstanding.    We estimate the expected term based on historical patterns of option exercises, which we believe reflect future exercise behavior.    We examined patterns in our historical data in order to ascertain if there were any discernable patterns of exercises for demographic characteristics (such as geographic, job level, plan and significantly out-of-the-money exercise prices).

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

Forfeitures.    FASB 123r requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.    We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.    In calculating the forfeiture rates, we have excluded options that were significantly out of the money, primarily because they relate to older, fully vested awards.    During the first quarter of 2006, we reduced our stock-based compensation by $0.1 million due to a change in the estimated forfeiture rate as required by FASB 123r.    The $0.1 million reduction of the stock-based compensation cost did not have a material impact on the basic and diluted earnings per share calculation.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The fair value of each stock option grant made during 2007 and 2006 was estimated on the grant date using the Black-Scholes model using the following weighted-average assumptions consistent with the requirements of FASB 123r.

The following table sets forth the fair value per share information, including related assumptions, used to determine compensation cost.

Assumption	Years Ended December 31,
	2007		2006		2005

Expected stock price volatility	39%		42%		44%
Risk-free interest rate	4.39%		4.60%		3.99%
Expected dividends	zero		zero		zero
Expected average life of options	5.2	years	3.90	years	3.40	years
Forfeiture rate	27%		27%		18%

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.    Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.    The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.    In years where losses are recorded, common stock equivalents would decrease the loss per share and therefore are not added to the weighted average shares outstanding.    Losses were recorded for 2006 and 2005, thus there was no dilution for these years, as all outstanding options were considered anti-dilutive.

The table below shows the number of outstanding options in each year that had an exercise price greater than the average market price of the Common Shares (out-of-the-money options) for the four preceding quarters, which were excluded from consideration of EPS as their impact would be anti-dilutive.

	December 31,
	2007	2006	2005

Out-of-the-money options	868,692	758,277	1,315,614

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Changes in our warranty liability during 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Balance at beginning of year	$4,576	$4,973
Accruals/additions	7,406	4,858
Claims	(5,780)	(5,255)

Balance at end of year	$6,202	$4,576

Income Taxes

In June of 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”).    FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FASB 109”).    The interpretation is effective for fiscal years beginning after December 15, 2006.    There was no material impact upon adoption of FIN 48 to our financial results.

We recognize liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with FASB 109.    These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

FASB 109 requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.    We evaluate the realizability of our net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.    During this evaluation, we review our forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of our deferred tax assets to determine if a valuation allowance is required.    Adjustments to the valuation allowance will increase or decrease our income tax provision or benefit.    In accordance with FIN 48, we record tax contingencies when the exposure item becomes probable and reasonably estimable.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“FASB 157”).    This statement provides enhanced guidance for using fair value to measure assets and liabilities.    This statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.    FASB 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.    FASB 157 does not expand the use of fair value in any new circumstances.    This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.    We do not expect there to be a material impact upon adoption of FASB 157 to our financial results.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”) which is effective for financial statements issued for fiscal years beginning after November 15, 2007.    FASB 159 permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.    We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

In December of 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007)” (“FASB 141R”).    FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree.    FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.    We are currently evaluating the potential impact, if any; of the adoption of FASB 141R on our consolidated financial statements.

In December of 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51” (“FASB 160”).    FASB 160 amends ARB No. 51 to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary.    It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FASB 141R.    FASB 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.    Earlier adoption is prohibited.    We are currently evaluating the potential impact, if any, of the adoption of FASB 160 on our consolidated financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions

CSCI

On August 11, 2006, we acquired all of the outstanding shares of CSCI in exchange for $4.5 million in cash (less certain closing costs paid by CSCI) and a total of 2,857,722 shares of Iomega Common Stock (treasury stock) equivalent to $7.0 million The acquisition of CSCI allows us to expand our offerings to the small- and medium-sized businesses who we currently market our hardware products.    We believe that a combination of our strong brand name, being a more established company in the SMB market and our customer channels, coupled with CSCI’s OfficeScreen managed services and their established telco channel, will create a synergy that provides an opportunity to diversify our business.    We believe that the managed services area is growing and we were willing to pay a premium for the OfficeScreen technology.    Because the underlying OfficeScreen technology is not proprietary, it was assigned a low value for purposes of the valuation.    There was also a premium paid to acquire an existing managed service business versus building a managed service business from the ground up.    Accordingly, we paid a significant premium over the estimated fair value of the tangible and intangible assets, which resulted in goodwill being recorded in the amount of $9.5 million.

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

(In thousands)
Trade receivables	$964
Other receivables	589
Inventory	86
Other current assets	7
Property and equipment	81
Amortizable intangible assets	1,127
Goodwill	9,488
Accounts payable	(198)
Other liabilities	(805)

Total purchase price—net of cash acquired	$11,339

ExcelStor

On December 12, 2007, we announced that we entered into a definitive share purchase agreement to acquire ExcelStor Great Wall Technology Limited, a Cayman Islands company, and Shenzhen ExcelStor Technology Limited, a PRC company (collectively, with their subsidiaries, “ExcelStor”).    We plan to issue approximately 84 million shares of Iomega common stock in exchange for all outstanding ExcelStor common shares, representing in the aggregate 60% of the fully diluted capitalization of Iomega, to be measured as of the closing date.    The Boards of Directors of both Iomega and ExcelStor have unanimously approved the share purchase agreement.    The transaction is subject to shareholder approval and various regulatory approvals in both the U.S. and China.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisitions (Continued)

ExcelStor designs, develops, manufactures and provides advanced digital storage technologies.    Their principal product lines include HDD drives, security storage and external storage.    ExcelStor manufactures certain of Iomega’s external HDD products and has manufactured Iomega’s REV products since 2004.    ExcelStor markets its products primarily to OEMs as an electronics manufacturing services provider and also sells its own ExcelStor-branded products through distributors throughout the world.    ExcelStor produces more than 20 million HDD-based devices per year.

ExcelStor is a subsidiary of Great Wall Technology Company Limited (“GWT”), a publicly traded company on the Hong Kong Stock Exchange (0074.HK), headquartered in Beijing, China.    GWT is engaged in the development and manufacturing of communication products, including computers and related components, portable terminals, software and systems integration, broadband networks and value-added system services.    GWT is an indirect subsidiary of China Electronics Corporation, a PRC Government-owned information technology conglomerate which controls more than sixty second level subsidiary companies primarily engaged in the areas of computer and component manufacturing, integrated circuit design and manufacturing, software development and systems integration, telecommunications, consumer electronics design and manufacturing.

This transaction will be accounted for in accordance with the provisions of SFAS No. 141 “Business Combinations” (“FASB 141”).    Excelstor will be the accounting acquirer and as a result of the transaction, the combined company will become a majority-owned subsidiary of GWT.

(3) ByteTaxi, Inc. Termination Agreement, Gain on Sale and Losses from Discontinued Operations

In the first quarter of 2005, we acquired a 10% ownership interest in ByteTaxi, Inc. (“ByteTaxi”), a start-up software development company, with an option to purchase up to 29% of the company.    Under the agreement, we received exclusive license rights to certain products, including ByteTaxi’s FolderShareTM software.    Because we were the primary beneficiary of ByteTaxi’s operations, we were required to consolidate ByteTaxi’s operations under FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).    While consolidated under FIN 46, ByteTaxi was reported under the CSS product segment.

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

During the fourth quarter of 2006, we received the final payment of $0.4 million from the escrow account.    This was presented on the income statement as income from discontinued operations, net of taxes, of $0.3 million.

Upon the sale of our ownership interest in ByteTaxi, we ceased to be the primary beneficiary of ByteTaxi’s operations.    Consequently, ByteTaxi was deconsolidated at December 31, 2005, as per FIN 46.    Under SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), the sale of ByteTaxi was treated as a discontinued operation.    Therefore, the losses from discontinued operations of ByteTaxi for the nine months ended October 2, 2005 and the gain relating to the sale of ByteTaxi have been reported under the discontinued operations section of our consolidated statements of operations.

The ByteTaxi losses from discontinued operations during 2005 and related taxes are presented as follows:

Description	Amount	Original Financial Statement Line Item
	(In thousands)
Sales	$79	Sales
Sales and marketing costs	(44)	Selling, general, and administrative
Research and development costs	(397)	Research and development

Loss from operations	(362)
Other income and expense	(6)	Other income (expense), net

Loss before taxes	(368)
Tax benefit	140	Benefit for income taxes

Net loss	$(228)

(4) Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
U.S.	$(7,554)	$(16,188)	$(26,857)
Non-U.S.	18,870	4,797	2,229

	$11,316	$(11,391)	$(24,628)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current Income Taxes:
U.S. State	$(59)	$59	$—
Non-U.S.	(1,959)	(2,727)	(933)

	(2,018)	(2,668)	(933)

Deferred Income Taxes:
U.S. Federal	3,231	3,792	8,107
U.S. State	(29)	(155)	1,042
Non-U.S.	(30)	(4,967)	1,036

	3,172	(1,330)	10,185

Total current and deferred income taxes	1,154	(3,998)	9,252
Decrease (increase) in valuation allowance	(2,415)	6,274	(8,307)

Benefit (provision) for income taxes	$(1,261)	$2,276	$945

The differences between the benefit (provision) for income taxes from continuing operations at the U.S. statutory rate and the actual benefit (provision) recorded by us are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
(Provision) benefit at U.S. statutory rate	$(3,960)	$3,986	$8,620
Permanent book to tax adjustment items	(31)	(26)	(47)
State income taxes, net of federal effect	(76)	(205)	1,042
Foreign income taxes	3,514	1,006	863
Increase in permanently invested earnings	(5,807)	(1,595)	(660)
Foreign tax credits	2,833	1,657	(255)
Research credits	74	36	108
True-up to deferred tax assets	474	—	(472)
True-up to taxes payable	380	11	—
(Increase) release of foreign tax accruals	3,749	(492)	66
Expired foreign NOLs	—	(8,406)	—
Other	4	30	(13)

	1,154	(3,998)	9,252
Decrease (increase) in valuation allowance	(2,415)	6,274	(8,307)

Benefit (provision) for income taxes	$(1,261)	$2,276	$945

NOL(s) = Net operating loss carryforward(s)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The realizability of the net deferred tax assets is evaluated quarterly in accordance with FASB 109, which requires that a valuation allowance be established when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

During 2007, we recorded a $2.4 million increase in the valuation allowance resulting primarily from increases in deferred tax assets and partially offset by decreases in deferred tax liabilities.    Included in the $2.4 million increase in the valuation allowance was a $5.6 million increased valuation allowance resulting from increases in the NOL and credit carryforwards.    This increase was partially offset by a decrease in the valuation allowance as the result of increases in the deferred tax liabilities of $3.2 million related to an increase in the pool of unrepatriated foreign earnings.

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

During 2005, we recorded an $8.3 million increase in the valuation allowance resulting primarily from decreases in deferred tax liabilities and partially offset by decreases in deferred tax assets.    Included in the $8.3 million increase in the valuation allowance was a $16.7 million increased valuation allowance resulting from decreases in the deferred tax liabilities because of a decrease in the pool of unrepatriated foreign earnings.    This increase was partially offset by a decrease in the valuation allowance as the result of decreases in the deferred tax assets of $8.4 million related to fixed assets, trade receivables, inventory and accrued expenses.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

We adopted the provisions of FIN 48 on January 1, 2007.    As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.    At the adoption date of January 1, 2007, we had $5.8 million of unrecognized tax benefits, $4.0 million of which would affect our effective tax rate if recognized.    Consistent with the provisions of FIN 48, we reclassified $4.0 million of income tax liabilities from current to non-current liabilities because payment of cash was not anticipated within one year of the balance sheet date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits balance at January 1, 2007	$5,828
Gross increases for tax positions of prior years	228
Gross increases for tax position of current year	—
Decreases for settlements with tax authorities	—
Reductions for lapse of statute of limitations	(1,600)

Unrecognized tax benefits balance at December 31, 2007	$4,456

At December 31, 2007, we have $4.5 million of unrecognized tax benefits, $2.6 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.    As of January 1, 2007 and December 31, 2007, we had approximately $0.3 million and $0.3 million of accrued interest related to uncertain tax positions, respectively.

We believe that it is reasonably possible that a reduction of approximately $2.4 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax disputes and the lapse of various statutes of limitations.    The portion of this reduction which is expected to result in cash payments to tax authorities has been shown as a current liability on the financial statements.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.    We are no longer subject to examination by the Internal Revenue Service (“IRS”) for periods prior to 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.    Various state and foreign income tax returns are under examination by taxing authorities.    We do not believe that the outcome of any examination will have a material impact on our consolidated financial statements.

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

	December 31,
	2007	2006
	(In thousands)
Deferred Tax Assets (Liabilities):
Current Deferred Tax Assets:
Trade receivable reserves	$2,572	$3,435
Inventory reserves	575	355
Accrued expense reserves	3,897	6,187
Other	56	37

Total current deferred tax assets	7,100	10,014

Non-Current Deferred Tax Assets:
Fixed asset reserves	13	110
Tax credit carryforwards	41,683	35,140
Accelerated depreciation and amortization	3,516	4,268
U.S. and foreign loss carryforwards	12,658	10,178
Other	2,129	1,765

Total non-current deferred tax assets	59,999	51,461

Total deferred tax assets	67,099	61,475

Non-Current Deferred Tax Liabilities:
Tax on unremitted foreign earnings	(22,971)	(19,654)
Purchased goodwill	(358)	(1,251)

Total non-current deferred tax liabilities	(23,329)	(20,905)

Current valuation allowance	(4,925)	(7,267)
Non-current valuation allowance	(44,890)	(40,129)

Net deferred tax liabilities	$(6,045)	$(6,826)

As Reported on the Balance Sheets:
Current deferred tax assets	$2,175	$2,747

Non-current deferred tax liabilities	$(8,220)	$(9,573)

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Income Taxes (Continued)

The following table summarizes U.S. and foreign loss and tax credit carryforwards at December 31, 2007.

	Amount	Expiration Dates
	(In thousands)
U.S. and Foreign Loss Deferred Tax Assets:
Federal NOLs	$2,103	2027
State NOLs	10,548	2008 to 2027
Foreign NOLs	7	Indefinite

	$12,658

Tax Credit Deferred Tax Assets:
Foreign tax credits	$29,631	2009 to indefinite
Research credits	10,448	2008 to 2027
Alternative minimum tax credits	1,604	Indefinite

	$41,683

At December 31, 2007, we had $2.1 million of deferred tax assets related to U.S. federal NOLs, which reflect a tax benefit of approximately $6.0 million in future U.S. federal tax deductions.    At December 31, 2007, we had $10.5 million of deferred tax assets related to state NOLs, which reflect a tax benefit of approximately $264 million in future state tax deductions.    The difference in the amount of future federal and state tax deductions related to the NOLs is primarily attributable to two factors: 1) the difference between federal and state NOL carryback rules which have allowed the use of federal NOLs in instances where state NOLs could not be utilized and 2) the difference in the taxable portion of dividends received from our foreign subsidiary for federal and state purposes.

Cash paid for income taxes and received from refunds is shown in the table below.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash paid for income taxes	$455	$806	$1,014
Cash received from tax refunds	102	189	860

The tax benefits associated with the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options increased the current taxes receivable by less than $0.1 million in 2007, 2006 and 2005.    Such benefits were recorded as an increase to additional paid-in capital in our consolidated balance sheets.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals

At December 31, 2007, we have no restructuring reserves remaining.    Prior to that, we had reserves under five different restructuring actions: the 2006 restructuring actions, the 2005 restructuring actions, the 2004 restructuring actions, the 2003 restructuring actions and the third quarter 2001 restructuring actions.    The following table summarizes the reserve balances related to each of these restructuring actions.

	December 31,
	2007	2006
	(In thousands)
Other Current Liabilities:
Third quarter 2001 restructuring actions	$—	$1,366
2003 restructuring actions	—	6
2004 restructuring actions	—	77
2005 restructuring actions	—	219
2006 restructuring actions	—	205

Total	$—	$1,873

Fixed Asset Reserves:
2003 restructuring actions	$—	$114
2005 restructuring actions	—	131

Total	$—	$245

During 2001, we recorded $33.1 million (net of a $0.2 million reversal in the fourth quarter of 2001) related to restructuring actions initiated during the third quarter of 2001.

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

During 2007, we recorded a net restructuring release of $0.3 million which consisted of less than a $0.1 million net release for the 2006 restructuring actions, a $0.2 million net release for the 2005 restructuring actions, less than a $0.1 million release for the 2004 restructuring actions, less than a $0.1 million release for the 2003 restructuring actions and less than a $0.1 million release for the third quarter 2001 restructuring actions.

The detail of the third quarter 2001, 2003, 2004, 2005 and 2006 restructuring actions and an update of the current status of each of these actions as of December 31, 2007 follows below.

Third Quarter 2001 Restructuring Actions

During the third quarter of 2001, we recorded restructuring charges of $33.3 million.    In the fourth quarter of 2001, we recorded a net reversal of $0.2 million with respect to the third quarter 2001 restructuring actions.    The restructuring charges in the third quarter of 2001 included $17.4 million associated with exiting lease facilities—of which $9.8 million related to leasehold improvements, furniture and information technology asset write-downs and $7.6 million was associated with lease termination costs, and $15.9 million related to the reduction of 1,234 regular and temporary personnel worldwide, or approximately 37% of our worldwide workforce.    During the fourth quarter of 2001, we reversed $0.5 million related to lease termination costs and recorded additional charges of $0.3 million related to severance and benefits with respect to employees that were identified as part of the third quarter 2001 restructuring actions but who were not notified of their termination until the fourth quarter of 2001.

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

The North America restructuring activities consisted of outsourcing our distribution center in North Carolina and terminating the related lease, closing several sales offices in the United States and consolidating operations at our North America facilities (primarily Roy, Utah), all of which resulted in a workforce reduction of 760 regular employees and temporary staff across all business functions and across all levels of the organization.    At September 30, 2001, of the 760 individuals whose positions were identified for termination in the third quarter of 2001, 193 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001.

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

The North America restructuring actions also resulted in charges of $8.9 million related to asset write-downs (leasehold improvements, furniture and information technology assets) and $6.3 million related to lease termination costs.    Lease termination costs were paid on their regular monthly rent payment schedule.

The Asia Pacific region restructuring activities consisted of the closure of several sales offices and the transfer of certain inventory operations and finance activities from Singapore to Malaysia, which resulted in a workforce reduction of 85 regular employees and temporary staff across all business functions and across all levels of the organization.    At September 30, 2001, of the 85 individuals whose positions were identified for termination in the third quarter of 2001, 12 individuals were scheduled to continue to work on a transition basis through various identified dates ending no later than December 31, 2001.    This workforce reduction resulted in charges of $0.8 million for severance and outplacement costs.    The Asia Pacific region restructuring actions also resulted in charges of $0.7 million related to asset write-downs and $1.1 million related to lease termination costs.

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

The Europe restructuring activities consisted of the outsourcing of call center activities, closure of several market development offices and consolidation of operations in Switzerland and the Netherlands, which resulted in a workforce reduction of 94 regular employees and temporary staff across all business functions and across all levels of the organization.    At September 30, 2001, of the 94 individuals whose positions were identified for termination in the third quarter of 2001, 28 individuals were scheduled to continue to work on a transition basis through December 31, 2001 and 21 individuals were scheduled to work on a transition basis through March 31, 2002 to manage operations that would be outsourced effective April 1, 2002.    This workforce reduction resulted in charges of $1.9 million for severance and outplacement costs.    The Europe restructuring actions also resulted in charges of $0.2 million related to asset write-downs and $0.2 million related to lease termination costs.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The Malaysia restructuring activities consisted of a workforce reduction of 295 regular employees across almost all business functions, the majority of which were direct labor employees.    All of the 295 individuals whose positions were identified for termination were dismissed in the third quarter of 2001.    This workforce reduction resulted in a charge of $0.5 million for severance and outplacement costs, all of which were paid during the third quarter of 2001.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

The breakdown of the 2001 restructuring charges and utilization of and other activity relating to the third quarter 2001 restructuring reserves during the period ended December 31, 2001 are summarized below.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2002 Activity/Changes in Third Quarter 2001 Restructuring Reserves

During 2002, a net adjustment of $0.4 million to the third quarter 2001 restructuring actions was recorded ($1.2 million in releases and $0.8 million in additional accruals).    During 2002, $1.0 million of fixed asset reserves were released comprised of $0.6 million relating to the North America restructuring actions that was reversed due to the furniture being utilized at another facility and another $0.4 million of fixed asset reserves were released primarily due to higher than expected proceeds from asset disposals relating primarily to the North America restructuring actions.    Severance and benefit reserves of $0.2 million relating primarily to the North America and Asia Pacific restructuring actions were released due to outplacement services not being utilized as originally estimated.    Additional charges of $0.8 million were recorded for Europe lease termination costs because of us not being able to locate a new tenant in Ireland in the timeframe previously estimated.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2007 Activity/Changes in Third Quarter 2001 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the third quarter 2001 restructuring actions.    Utilization of and other activity relating to the third quarter 2001 restructuring reserves during the year ended December 31, 2007 are summarized below.

Third Quarter 2001 Restructuring Actions	Balance 12/31/06	Utilized		Reversals	Balance 12/31/07
		Cash	Non-Cash
	(In thousands)
North America Reorganization:
Lease cancellations (a)	$1,366	$(1,354)	$—	$(12)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$1,366	$(1,354)	$—	$(12)	$—

(a)	Amounts represent primarily cash charges.

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

Of the $6.5 million severance and benefits charges for the 198 regular and temporary personnel, $4.0 million related to 150 employees located in North America, $2.1 million related to 31 employees located in Europe and $0.4 million related to 17 employees located in Asia.    Our worldwide workforce reduction was across all business functions and across all levels and was in response to our continued sales decline.    Of the 198 individuals worldwide whose positions were identified for elimination in the third quarter of 2003, 42 employees worked on a transition basis into the fourth quarter of 2003, 7 employees worked on a transition basis into the first quarter of 2004, 4 employees worked on a transition basis into the second quarter of 2004 and 3 employees worked on a transition basis into the third quarter of 2004.    Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred.    Separation pay was based on years of service, job level and transition time, and included health insurance continuance payments.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Separation payments were made after the last day of employment and after separation agreements were signed by the employees.    The $6.5 million of severance and benefits costs recognized during 2003 included the costs associated with those employees whose positions were eliminated during 2003 and the ratable recognition of the severance and benefits costs to be paid to the 14 employees who remained on transition into 2004 as defined by FASB 146.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $3.6 million were included in our accrued restructuring charges and $0.6 million were included in our fixed asset reserves at December 31, 2003.    The breakdown of the 2003 charges and utilization of the 2003 restructuring reserves during the year ended December 31, 2003 are summarized below.

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

2004 Activity/Changes in 2003 Restructuring Reserves

The total separation payment liability for the 198 employees notified under the 2003 restructuring actions was $6.7 million.    During 2004, we recorded an additional $0.5 million of restructuring expense related to the ratable recognition of the severance and benefits costs to be paid to the employees who remained on transition into 2004.    However, during the first quarter of 2004, we also released $0.3 million of outplacement reserves as employee usage of outplacement resources was less than originally estimated.

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

2003 Restructuring Actions	Balance 12/31/05	Utilized		Reversals	Balance 12/31/06
		Cash	Non-Cash
	(In thousands)

Severance and benefits (a)	$2	$—	$—	$(2)	$—
Lease termination costs (a)	885	(879)	—	—	6
Furniture (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

Balance Sheet Breakout:
Accrued restructuring charges (a)	$887	$(879)	$—	$(2)	$6
Fixed asset reserves (b)	117	—	(3)	—	114

	$1,004	$(879)	$(3)	$(2)	$120

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

2007 Activity/Changes in 2003 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2003 restructuring actions.    Utilization of and other activity relating to the 2003 restructuring reserves during the year ended December 31, 2007 are summarized below.

2003 Restructuring Actions	Balance 12/31/06	Utilized		Reversals	Balance 12/31/07
		Cash	Non-Cash
	(In thousands)

Lease termination costs (a)	$6	$(1)	$—	$(5)	$—
Furniture (b)	114	—	(114)	—	—

	$120	$(1)	$(114)	$(5)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$6	$(1)	$—	$(5)	$—
Fixed asset reserves (b)	114	—	(114)	—	—

	$120	$(1)	$(114)	$(5)	$—

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

Of the $2.6 million in severance and benefits charges for the 117 regular and temporary personnel, $1.9 million was for 103 employees located in North America, $0.4 was for 9 employees located in Asia and $0.3 million was for 5 employees located in Europe.    Our worldwide workforce reduction was across all business functions and across all levels.    At December 31, 2004, of the 117 individuals worldwide, all but 15 had been released.    All but one of these remaining 15 employees was scheduled to work on a transition basis through the first quarter of 2005, with the one employee working into the second quarter of 2005.    Transition pay was not a part of the restructuring charges but rather was reported in normal operations as incurred.    Separation pay was based on years of service and job level, and included health insurance continuance payments.    Separation payments, for most employees, was made after the last day of employment after separation agreements had been signed by the employees except for those where continuous payments were legally required and for two other employees.    The $2.6 million in severance and benefits costs recognized during 2004 included the costs associated with those employees whose positions were eliminated during 2004 and the ratable recognition of the severance and benefits costs, which were paid or will be paid to those employees who were on transition beyond the minimum retention period (60 days) as defined by FASB 146.

As part of the 2004 restructuring actions, we recorded a $0.4 million non-cash charge related to excess furniture that was no longer being utilized because of our continuing downsizing.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

Remaining restructuring reserves of $1.5 million were included in our accrued restructuring charges and $0.3 million were included in our fixed asset reserves at December 31, 2004.    The breakdown of the 2004 restructuring charges and utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2004 are summarized below.

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

2007 Activity/Changes in 2004 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2004 restructuring actions.    Utilization of and other activity related to the 2004 restructuring reserves during the year ended December 31, 2007 are summarized below.

2004 Restructuring Actions	Balance 12/31/06	Utilized		Additions	Reversals	Balance 12/31/07
		Cash	Non-Cash
	(In thousands)

Lease termination costs (a)	$77	$(32)	$—	$81	$(126)	$—

Balance Sheet Breakout:
Accrued restructuring charges (a)	$77	$(32)	$—	$81	$(126)	$—

(a)	Amounts represent primarily cash charges.

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

	Balance 12/31/05	Utilized		Additions	Reversals	Balance 12/31/06
2005 Restructuring Actions		Cash	Non-Cash
	(In thousands)

Severance and benefits (a)	$681	$(616)	$—	$4	$(69)	$—
Contract termination costs (b)	670	(450)	—	—	(220)	—
Lease termination costs (a)	387	(318)	—	150	—	219
Lease related assets (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

Balance Sheet Breakout:
Other current liabilities (a)	$1,738	$(1,384)	$—	$154	$(289)	$219
Fixed asset reserves (b)	259	—	(130)	2	—	131

	$1,997	$(1,384)	$(130)	$156	$(289)	$350

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

2007 Activity/Changes in 2005 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2005 restructuring actions.    Utilization of and other activity related to the 2005 restructuring reserves during the year ended December 31, 2007 are summarized below.

	Balance 12/31/06	Utilized		Additions	Reversals	Balance 12/31/07
2005 Restructuring Actions		Cash	Non-Cash
	(In thousands)

Lease termination costs (a)	$219	$(8)	$—	$—	$(211)	$—
Lease related assets (b)	131	—	(131)	—	—	—

	$350	$(8)	$(131)	$—	$(211)	$—

Balance Sheet Breakout:
Other current liabilities (a)	$219	$(8)	$—	$—	$(211)	$—
Fixed asset reserves (b)	131	—	(131)	—	—	—

	$350	$(8)	$(131)	$—	$(211)	$—

(a)	Amounts represent primarily cash charges.
(b)	Amounts represent primarily non-cash charges.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Restructuring Charges/Reversals (Continued)

2007 Activity/Changes in 2006 Restructuring Reserves

As of December 31, 2007, we no longer have any restructuring reserves under the 2006 restructuring actions.    Utilization of and other activity related to the 2006 restructuring reserves during the year ended December 31, 2007 are summarized below.

	Balance 12/31/06	Utilized		Reversals	Foreign Currency Changes	Balance 12/31/07
2006 Restructuring Actions		Cash	Non-Cash
	(In thousands)

Severance and benefits (a)	$133	$(95)	$—	$(39)	$1	$—
Lease termination costs (a)	58	(39)	—	(19)	—	—
Miscellaneous liabilities (a)	14	(1)	—	(13)	—	—

	$205	$(135)	$—	$(71)	$1	$—

Balance Sheet Breakout:
Other current liabilities (a)	$205	$(135)	$—	$(71)	$1	$—

(a)	Amounts represent primarily cash charges.

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

Lease Commitments

We conduct all of our operations from leased facilities.    Aggregate lease commitments under non-cancellable operating leases in effect at December 31, 2007 are as follows:

Years Ending December 31,	Lease Commitments

(In thousands)

2008	$2,294
2009	381
2010	306
2011	44
2012	28
Thereafter	63

$3,116

Total rent expense was $2.1 million in 2007, $2.3 million in 2006 and $3.2 million in 2005.

On February 15, 2008 we entered into a sublease agreement from August of 2008 through February of 2013.    The total lease payments during the lease are approximately $3 million.

Excess Purchase Commitments

The purchase orders under which we buy many of our components and sourced products generally extend one to three quarters in the future based on the lead times associated with the specific component or sourced product.    The quantities on the purchase orders are based on forecasted future sales requirements.    In the case of new products or products with declining sales, it can be difficult to estimate future product demand, which could result in excess purchase commitments, where we have made commitments to purchase products that we do not anticipate utilizing and therefore are considered excess.    The accrual for excess purchase commitments also includes liabilities such as cancellation charges or handling fees incurred because of excess supplier inventory or equipment.    The accrual for excess purchase commitments totaled $1.3 million at December 31, 2007 and $4.0 million at December 31, 2006.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

In conjunction with our acquisition of CSCI, certain key employees of CSCI were offered retention bonuses to provide an incentive for these individuals to stay with us to assist in the transition of CSCI to Iomega.    The agreement provided for 50% of the bonus to be paid if the individual was employed by us in August of 2007 and the remaining 50% of the bonus is to be paid if the individual is employed with us in August of 2008.    At December 31, 2007, there was $0.1 million accrued for these bonuses.    The first 50% of the retention bonuses were paid in August of 2007.

Corporate Bonus and Profit Sharing Plans

We have an incentive cash bonus plan that provides for payments to officers and key employees and other non-commissioned eligible employees.    Our plan requires the achievement of certain profits from normal operations, as set annually by the Board of Directors.

Prior to 2006, there were separate plans for the Corporate Management Bonus and Profit Sharing.    The Corporate Management Plan was based on certain financial and operational objectives and the Profit Sharing Plan was based on certain quarterly financial goals.    There were no accruals made under these plans for 2005.

For 2006, we modified both our management incentive bonus plan and profit sharing plan to create one corporate-wide plan.    Under this plan, we had to achieve certain profits from normal operations in the second half in order for any payments to be made.    This target was achieved for the second half of 2006 and $1.2 million was accrued at December 31, 2006.     These amounts were paid in February of 2007.

For 2007, we had to achieve certain annual profits from normal operations in order for any payments to be made under the Corporate Bonus Plan.    This target was achieved for 2007 and $3.4 million was accrued at December 31, 2007.    These amounts were paid in February of 2008.

Forward Exchange Contracts

All forward exchange contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or expected foreign currency exposure, not for speculation or trading purposes.    At December 31, 2007, outstanding forward exchange contracts, which matured no later than February of 2008, were as follows (rates are quoted as other currency unit per one United States dollar).

	Notional Amount	Contracted Forward Rate	Month-End Forward Rate

	(buy/(sell))

European Currency Unit	(27,700,000)	0.68278	0.68518
European Currency Unit	(9,000,000)	0.68310	0.68553
European Currency Unit	(7,000,000)	0.68298	0.68541
Swiss Franc	(1,800,000)	1.12923	1.13285
British Pound	(1,800,000)	0.50140	0.50478

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Commitments and Contingencies (Continued)

At the end of each quarter, existing forward exchange contracts are revalued at the month-end forward rate.    Our theoretical risk in these transactions is the cost of replacing, at current market rates, these forward exchange contracts in the event of default by the counterparty.    At December 31, 2007, there was $0.4 million in current assets and zero in other current liabilities related to forward exchange contracts.

(7) Cash Paid for Interest

Cash paid for interest was less than $0.1 million in 2007, $0.1 million in 2006 and $0.1 million in 2005, including interest on tax payments.

(8) Preferred Stock

We have authorized the issuance of up to 5,000,000 shares of Preferred Stock, $0.01 par value per share.    Our Board of Directors has the authority, without further shareholder approval, to issue Preferred Stock in one or more series and to fix the rights and preferences thereof.    At December 31, 2007, 400,000 shares were designated as Series A Junior Participating Preferred Stock (described below) and the remaining 4,600,000 shares were undesignated.

Series A Junior Participating Preferred Stock

In July of 1999, our Board designated 400,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with the adoption of a shareholder rights plan (see Note 9 for more detail).    In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock; (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share and to an aggregate payment of 1,000 times the payment made per share of Common Stock; (iii) have 1,000 votes, voting together with the Common Stock; (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable.    These rights are protected by customary anti-dilution provisions.    There are no shares of Series A Stock outstanding.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Preferred Stock Purchase Rights

In July of 1999, we adopted a shareholder rights plan (the “1999 Rights Plan”) and declared a dividend of five rights for each outstanding share of our Common Stock to stockholders of record at the close of business on August 16, 1999.    Each right, when exercisable, entitles the registered holder to purchase from us  1/1000 of a share of Series A Stock, at a purchase price of $28.88 in cash, subject to adjustment.    The rights will not become exercisable unless a person acquires beneficial ownership of 20% or more of our Common Stock or commences a tender offer that, if consummated, would result in a person acquiring 20% or more of our Common Stock.    At any time prior to the tenth business day (or such later date as may be determined by our Board of Directors) after a person acquires 20% or more of our Common Stock and in certain other circumstances, we may redeem the rights at a price of $.001 per right, payable in cash or stock.    The rights expire on July 29, 2009, unless earlier redeemed or exchanged.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Stock-Based Compensation Plans

Stock Option Plans

Prior to May 23, 2007, we had two stock incentive plans: the 1987 Plan and the 1997 Plan.    The 1987 Plan has expired and no further grants may be made under this plan.    The 1997 Plan provided for the grant of incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options (“NSOs”) and restricted stock awards.    Under the 1997 Plan, we were authorized to grant options for up to 4,100,000 shares of Common Stock to our officers, key employees, directors, consultants and advisors.    The exercise price of ISOs granted under the 1997 Plan could not be less than 100% of the fair market value at the date of grant; NSOs could be granted with exercise prices below the fair market value of our Common Stock as of the date of grant, subject to certain limitations.    The duration of options awarded under this plan could not exceed ten years from the date of grant, except for those options granted in non-U.S. jurisdictions, which could be granted with a term of up to 11 years.    The 1997 Plan expired in January of 2007 and no other options have been granted under the plan after its expiration date; however, all outstanding, un-expired options under the 1997 Plan remain in effect.

We also had a 1995 Director Plan (which was amended during 1997 and 1998) and a 2005 Director Stock Option Plan (the “2005 Director Plan”).    The 1995 Director Plan expired on April 25, 2005 and no further options may be granted under this plan; however, all outstanding, un-expired options under the 1995 Director Plan remain in effect.    The 2005 Director Plan was approved by our shareholders to replace the 1995 Director Plan.    Upon approval of the 2005 Director Plan, an adjustment grant of 10,000 options was automatically made to each individual who served as Director immediately prior to and immediately following the 2005 Annual Shareholders Meeting.    Under the 2005 Director Plan, we could grant options for up to 500,000 shares of Common Stock.    The 2005 Director Plan provided for the grant to each non-employee Director of our Company, on his or her initial election as a Director, an option to purchase 20,000 shares of Common Stock.    In addition to the initial option grant, each non-employee Director was granted an option to purchase 5,000 shares of Common Stock on the date of each Annual Shareholder Meeting beginning with the 2006 Annual Shareholder Meeting provided such optionee had been a Director for the preceding six months.    All options granted under these plans were NSOs.    All options generally became exercisable in four or five equal annual installments, commencing approximately one year from the date of grant, provided the holder continued to serve as a Director of our Company.    Under these plans, the exercise price per share of the option was equal to the fair market value of our Common Stock on the date of grant of the option.    Any options granted under these plans had to be exercised no later than ten years from the date of grant.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Stock-Based Compensation Plans (Continued)

The 2005 Director Plan was terminated on May 23, 2007, as a result of the shareholder approval of the new 2007 Stock Incentive Plan (the “2007 Plan”), and no further options have been granted under this plan after its termination date; however, all outstanding, un-expired options under the 2005 Director Plan remain in effect.

The 2007 Plan was approved by our shareholders on May 23, 2007.    The 2007 Plan provides for the grant of various awards including incentive stock options (as defined in Section 422 of the Internal Revenue Code), nonqualified options, restricted shares, performance awards and other stock based awards, as determined at the time of grant.    Under the 2007 Plan, we can grant options or awards for up to 5,500,000 shares of Common Stock to our employees, officers, directors, consultants and advisors.    The exercise price for all options granted under the plan will be the closing price of our Common Stock on the date of grant.    Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable option agreement.    The duration of options awarded under this plan cannot exceed ten years from the date of grant, except as may be required under laws of other countries.    The Board may award restricted shares of our Common Stock, which shares may be subject to risk of forfeiture or restrictions as may be imposed by the Board.    The total of all shares subject to awards other than stock options may not exceed 33% of the authorized shares under the 2007 Plan.    At December 31, 2007, we had reserved 5,500,000 shares of Common Stock pursuant to awards granted or to be granted under this plan.

The following table presents the aggregate options and restricted stock awards granted, exercised and forfeited under all Plans for the years ended December 31, 2007, 2006 and 2005 at their respective weighted average exercise prices.

	2007		2006		2005
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding at beginning of year	3,060	$3.90	3,028	$4.66	2,522	$6.48
Granted	173	4.16	1,472	2.95	1,844	2.84
Exercised	(33)	3.25	(226)	1.91	(39)	1.81
Forfeited	(141)	4.71	(1,214)	5.01	(1,299)	5.66

Outstanding at end of year (1)	3,059	3.89	3,060	3.90	3,028	4.66

Options exercisable at year-end	1,432	4.76	792	6.26	908	7.66
Weighted average fair value of options granted during the year		$1.72		$1.17		$1.24

(1)

The weighted average exercise prices of all stock options outstanding include the effects of a $5.00 per share adjustment to stock options that were outstanding under the 1995 Director, the 1997 and the 1987 Plans as a result of a one-time, dividend.

The number of shares available for future grant under the 2007 Plan was 5,352,500 at December 31, 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Stock-Based Compensation Plans (Continued)

The following table summarizes information about awards outstanding under all stock option plans at December 31, 2007.

	Outstanding			Exercisable
Range of Exercise Prices	Number (000’s) Outstanding at 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number (000’s) Exercisable at 12/31/07	Weighted Average Exercise Price

$0.03 to $2.74	383	7.2 years	$2.40	190	$2.37
$2.75	522	8.2 years	2.75	181	2.75
$2.80 to $2.92	756	8.3 years	2.87	287	2.89
$3.05 to $3.43	529	8.1 years	3.22	192	3.22
$3.55 to $4.69	643	7.1 years	4.45	365	4.60
$5.22 to $41.25	226	2.9 years	12.40	217	12.68

	3,059	7.4 years	3.89	1,432	4.76

We defined “in-the-money” options at December 31, 2007 as options that had exercise prices that were lower than the $3.47 average closing market price of our Common Stock for the year ended December 31, 2007.    The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated by taking the difference between the exercise price of the underlying options and the market price of our Common Stock for the shares that were in-the-money at that date.    There were 2,193,952 in-the-money options outstanding at December 31, 2007.    The aggregate intrinsic value of options outstanding at December 31, 2007 was $1.4 million while the aggregate intrinsic value of options exercised during 2007 was $0.2 million and the aggregate intrinsic value of options exercisable at December 31, 2007 was $0.6 million.    The weighted average remaining contractual term of options exercisable is 6.6 years.    At December 31, 2007, options which vested during the year totaled 1,902,228 and had a total fair value of $0.3 million.

Our total net share-based compensation expense for stock options was $1.0 million for the year ended December 31, 2007; $0.7 million for the year ended December 31, 2006 and $0.8 million for the year ended December 31, 2005.    The total tax benefit related to this share-based compensation was immaterial for the years ended December 31, 2007, 2006 and 2005.    The total net share-based compensation expense for the year ended December 31, 2007 was recorded in selling, general and administrative expenses in the consolidated statement of operations.

At December 31, 2007, there was $1.3 million of total unrecognized compensation costs related to non-vested, share-based compensation arrangements granted under all equity compensation plans.    Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures.    We expect to recognize those costs over a weighted average period of 5.2 years.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million for the year ended December 31, 2007.    The actual tax benefits that we realized as tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements were immaterial for the year ended December 31, 2007.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Retirement Plan

The Iomega Retirement and Investment Savings Plan (the “IRIS Plan”) includes 100% employer matching contributions for the first $750 contributed by the employee and after the first $750, matching of $0.60 for every dollar contributed up to 8% of employees’ eligible contributions.    Also part of the plan is a two-year cliff-vesting schedule, meaning that an employee is fully vested in their employer match after two years of service.    The IRIS Plan provides for a discretionary performance match up to 3% of eligible earnings, subject to limits imposed by the IRS.    The discretionary performance match is based on Company profitability goals, with the match percentage, if any, determined annually by our Board of Directors.    The IRIS Plan permits eligible employees to make tax deferred investments through payroll deductions.    The IRIS Plan is subject to compliance with Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Securities Act of 1974 (“ERISA”).    Under the terms of the IRIS Plan, all employee contributions are immediately vested in full.    We contributed approximately $0.7 million in 2007, $0.6 million in 2006 and $1.0 million in 2005 to the IRIS Plan; however, no discretionary performance match contributions were made in any of these years.

(12) Business Segment Information

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

The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors, resellers and OEMs.    We have ceased selling Zip drives to distributors or resellers in the EU as of July 1, 2006, in the wake of the RoHS lead free initiative.    Sales of Zip disks continue worldwide, including the EU.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Business Segment Information (Continued)

Business Products

Our Business Products category is comprised of the REV Products, the Network Storage Systems (“NSS”) and the Services segments.

Our REV Products segment involves the development, distribution and sale of REV products to retailers, distributors, OEMs and resellers throughout the world.    The first generation REV drives, which began shipping in April of 2004, are removable hard disk storage systems with a native capacity of 35 gigabytes and up to 90GB of compressed capacity.    We began shipping the REV 70GB products in July of 2006.    The REV 70 Backup Drive doubles the capacity of our first generation REV products, resulting in 70GB of native capacity and up to 140GB of compressed capacity.    We have developed and announced, in March of 2008, a next generation REV drive with 120GB native capacity per disk.

Our NSS segment consists primarily of the development, distribution and sale of NAS servers and Network HDD drives (which were previously reported under the CSS segment in the Consumer Products category) in the entry-level and low-end NAS market.

Our Services segment consists of the operations of CSCI, including OfficeScreen solutions and system integration, resale of e-mail security from a third party and Iomega services such as iStorage.    We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls and providing remote access for small businesses.    The Iomega services were previously reflected in the Other Products segment.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz disks, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.    iStorage and other services that were previously reflected in this segment have been reclassified to the Services segment under the Business Products category.

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

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Business Segment Information (Continued)

Reportable Operating Segment Information:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions Products	$250,125	$134,149	$133,482
Zip Products	15,950	31,153	64,101

Total Consumer Products	266,075	165,302	197,583

Business Products:
REV Products	38,574	42,798	45,932
Network Storage Systems Products	24,026	17,817	19,395
Services	7,661	3,051	605

Total Business Products	70,261	63,666	65,932

Other Products	278	586	990

Total Sales	$336,614	$229,554	$264,505

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions Products	$2,500	$(9,335)	$(24,843)
Zip Products	2,860	3,384	19,362

Total Consumer Products	5,360	(5,951)	(5,481)

Business Products:
REV Products	486	(6,940)	(12,163)
Network Storage Systems Products	5	1,574	(1,491)
Services	(1,455)	(290)	227

Total Business Products	(964)	(5,656)	(13,427)

Other Products	3,598	875	1,455

Non-Restructuring Charge	—	(995)	—

Restructuring Reversals (Charges)	344	(3,529)	(7,579)

Total Operating Income (Loss)	$8,338	$(15,256)	$(25,032)

Net Impairment Charges: (1)
Zip Products	$(2,963)	$(8,728)	$—

License and Patent Fee Income: (1)
Zip Products	$—	$246	$—

Other Products	$3,952	$839	$1,301

(1)	Included in segment product operating income (loss) above.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Business Segment Information (Continued)

Segment assets consist of inventory, net fixed assets, goodwill and intangibles as these are the only assets allocated to the product segments.    Capital expenditures are specifically identified to each product segment.

The following tables show capital expenditures and total assets by segment.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Capital Expenditures:
Consumer Products:
Consumer Storage Solutions Products	$6	$34	$162
Zip Products	2	—	—

Total Consumer Products	8	34	162

Business Products:
REV Products	74	1,308	494
Network Storage Systems Products	22	5	26
Services	75	207	—

Total Business Products	171	1,520	520

Other Products	—	—	15

Non-allocated	394	352	724

Total capital expenditures	$573	$1,906	$1,421

	December 31,
	2007	2006	2005
	(In thousands)
Assets:
Consumer Products:
Consumer Storage Solutions Products	$63,536	$29,622	$13,416
Zip Products	3,467	8,559	20,049

Total Consumer Products	67,003	38,181	33,465

Business Products:
REV Products	8,414	10,746	10,319
Network Storage Systems Products	6,976	1,002	594
Services	10,782	10,644	—

Total Business Products	26,172	22,392	10,913

Other Products	2	(137)	118

Non-allocated	1,231	2,204	3,734

Total assets	$94,408	$62,640	$48,230

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Business Segment Information (Continued)

Geographic Information

The majority of our sales are generated outside of the United States.    We have our International headquarters in Geneva, Switzerland and our Corporate Headquarters in San Diego, California.    In addition, we have sales offices located in several locations in North America and a sales office in Geneva, Switzerland.    There are marketing and market development organizations in several locations in Western Europe and Asia.    Our operations, research and development, facilities and other administrative functions are located in Roy, Utah.

Research and development costs are allocated from the United States operations to the Switzerland subsidiary based on a cost sharing agreement as determined by an independent economic study.

Beginning in January of 2007, certain administrative and management expenses are charged to Switzerland based on an intercompany agreement as determined by a cost study.

Following is a summary of our U.S. and significant non-U.S. country sales and the U.S. and significant non-U.S. country long-lived assets.    Many of the U.S. assets are located at vendors outside of the U.S., but are managed by and assigned to operations within the U.S. Sales are attributed to individual countries based on the location of sales to unaffiliated customers based on shipping location.

	Years Ended December 31,
	2007	2006	2005
	(In millions)
Sales:
United States	$88.0	$86.7	$117.9
The Netherlands	61.1	31.0	35.7
France	55.1	30.6	25.9
Other countries	132.4	81.3	85.0

Total	$336.6	$229.6	$264.5

	December 31,
	2007	2006	2005
	(In millions)
Long-Lived Assets:(1)
United States	$14.5	$20.0	$20.6
Other countries	1.0	0.1	0.2

Total	$15.5	$20.1	$20.8

(1)	Long-lived assets consist of all long-term assets other than deferred tax assets.

The United States, the Netherlands and France were the only countries that accounted for more than 10% of total sales during the reported years.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Other Matters

Intangible Assets

At December 31, 2007, we had $0.8 million in net intangible assets, all of which are subject to amortization.    Our intangible assets include the OfficeScreen Trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition.    Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.    Amortization expense was $0.2 million in 2007, $0.8 million in 2006 and $1.8 million in 2005.    Amortization expense for each of the next five fiscal years is anticipated to be $0.2 million in 2008 through 2010 and $0.1 million in 2011.    At December 31, 2007, the weighted average useful life of our intangible assets is approximately 4.8 years.

	December 31,
	2007	2006
	(In thousands)
Intangible Assets:
Gross value:
Vendor relationship	$550	$550
Customer relationships	260	260
OfficeScreen Trade name	230	230
OfficeScreen technology	87	87

Total gross value	1,127	1,127
Accumulated amortization	(287)	(84)

Net intangible assets	$840	$1,043

Significant Customers

The following table shows those customers that accounted for more than 10% of our consolidated sales.

	Years Ended December 31,
	2007	2006	2005
	(Percent of consolidated sales)

Ingram Micro, Inc.	24%	23%	25%
Tech Data Corporation	9%	13%	18%

Sales to Ingram Micro, Inc. and Tech Data Corporation consisted of product sales from all of our business segments.    No other customer accounted for 10% or more of consolidated sales.

IOMEGA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Other Matters (Continued)

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

	December 31,
	2007	2006
	(In thousands, except for %)

Top 10 trade receivables	$34,773	$29,293
% of gross trade receivables	63%	68%

Largest trade receivable (single customer)	$14,553	$8,246
% of gross trade receivables	26%	19%

IOMEGA CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOMEGA CORPORATION

By:	/s/ JONATHAN S. HUBERMAN
Jonathan S. Huberman
Vice Chairman and Chief Executive Officer
Date:	March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JONATHAN S. HUBERMAN Jonathan S. Huberman	Vice Chairman and Chief Executive Officer (Principal executive officer)	March 14, 2008

/s/ PRESTON ROMM Preston Romm	Vice President of Finance and Chief Financial Officer (Principal financial and accounting officer)	March 14, 2008

/s/ STEPHEN N. DAVID Stephen N. David	Chairman of the Board of Directors	March 14, 2008

/s/ REYNOLDS BISH Reynolds Bish	Director	March 14, 2008

/s/ MARGARET L. HARDIN Margaret L. Hardin	Director	March 14, 2008

/s/ DAN MAURER Dan Maurer	Director	March 14, 2008

/s/ JOHN E. NOLAN John E. Nolan	Director	March 14, 2008

IOMEGA CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions (Credits) Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts: (a)
Year ended December 31, 2007	$1,535	$1,289	$(317)	$2,507
Year ended December 31, 2006	2,165	267	(897)	1,535
Year ended December 31, 2005	2,885	(312)	(408)	2,165

Price Protection and Volume Rebates: (b)

Year ended December 31, 2007	$9,182	$33,095	$(32,328)	$9,949
Year ended December 31, 2006	11,376	21,075	(23,269)	9,182
Year ended December 31, 2005	15,972	23,241	(27,837)	11,376

Warranty Reserves: (c)

Year ended December 31, 2007	$4,576	$7,406	$(5,780)	$6,202
Year ended December 31, 2006	4,973	4,858	(5,255)	4,576
Year ended December 31, 2005	5,537	6,370	(6,934)	4,973

Inventory Reserves: (d)

Year ended December 31, 2007	$1,203	$2,074	$(537)	$2,740
Year ended December 31, 2006	6,245	60	(5,102)	1,203
Year ended December 31, 2005	7,301	1,428	(2,484)	6,245

Excess Purchase Commitments: (e)

Year ended December 31, 2007	$4,049	$(1,008)	$(1,698)	$1,343
Year ended December 31, 2006	3,352	2,185	(1,488)	4,049
Year ended December 31, 2005	2,759	2,363	(1,770)	3,352

Sales Returns Reserves: (f)

Year ended December 31, 2007	$1,799	$13,143	$(14,111)	$831
Year ended December 31, 2006	1,632	11,255	(11,088)	1,799
Year ended December 31, 2005	2,082	9,837	(10,287)	1,632

(a)	Deductions represent (write-offs) recoveries of trade receivables.
(b)	Additions reduce sales. Deductions represent credits granted against trade receivables.
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

CONSENT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-145775, 33-59027, 33-62029, 333-26375, 333-41955, 333-64921, 333-78079 and 333-126085) of our reports dated March 14, 2008, relating to the consolidated financial statements and schedule, and the effectiveness of Iomega Corporation’s internal control over financial reporting which appear in this Annual Report on Form 10-K.

/S/ BDO SEIDMAN, LLP

Costa Mesa, California

March 14, 2008

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description
3(i).1	(6)	Restated Certificate of Incorporation of the Company, as amended.

3(ii).1	(15)	By-Laws of the Company, as amended.

4.1	(2)	Rights Agreement, dated as of July 29, 1999, between the Company and American Stock Transfer and Trust Company, as Rights Agent.

4.2	(16)	First Amendment to Rights Agreement.

**10.1	(1)	Form of Indemnification Agreement between the Company and each of its Directors.

**10.2	(4)	1997 Stock Incentive Plan of the Company, as amended.

10.3	(3)	Lease Agreement, dated January 25, 1996, between the Company and Boyer Iomega LLC, by the Boyer Company, L.C., its Manager.

10.4	(5)

Agreement Regarding Lease, dated February 14, 2003, between the Company, JNI Corp. and Pacific Plaza Carmel Valley LLC; and Assignment and Assumption Agreement, dated February 27, 2003, between the Company and JNI Corp.

**10.5	(7)	1995 Director Stock Option Plan of the Company, as amended.

**10.6	(7)	Standard Executive Option Agreement under the 1997 Stock Incentive Plan of the Company.

**10.7	(7)	Standard Director Option Agreement under the 1995 Director Stock Option Plan of the Company.

**10.8	(8)	2005 Director Stock Option Plan.

**10.9	(9)	Non-Statutory Stock Option Agreement under the 2005 Director Stock Option Plan of the Company.

**10.10	(10)	Cash Compensation for Non-Management Directors of the Company.

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

Exhibit Number		Description
**10.10 (a)	(12)	Compensation Arrangements with Certain Directors.

**10.11	(11)	Executive Agreement, dated February 24, 2006, between the Company and Jonathan Huberman.

**10.12	(11)	Employment letter, dated March 1, 2006, between the Company and Preston Romm.

**10.13	(11)	Executive Agreement, dated March 2, 2006, between the Company and Thomas D. Kampfer.

**10.14	(13)	Executive Retention Agreement, dated February 24, 2006, between the Company and Jonathan S. Huberman.

**10.15	(13)	Executive Retention Agreement, dated February 24, 2006, between the Company and Thomas D. Kampfer.

**10.16	(13)	Executive Retention Agreement, dated March 27, 2006, between the Company and Preston Romm.

**10.17		Base Salaries of Executive Officers of the Registrant.

**10.18		Iomega 2008 Corporate Bonus Plan.

**10.19	(14)	2007 Stock Incentive Plan.

**10.20	(14)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Agreement.

10.21	(16)

Share Purchase Agreement, dated as of December 12, 2007, by and among the Company, Great Wall Technology Company Limited, ExcelStor Group Limited, ExcelStor Holdings Limited, ExcelStor Great Wall Technology Limited and Shenzhen ExcelStor Technology Limited.

**10.22	(16)	Retention Bonus and Amendment of Executive Retention Agreement, dated as of December 12, 2007, by and between the Company and Jonathan S. Huberman

**10.23	(16)	Retention Bonus and Amendment of Executive Retention Agreement, dated as of December 12, 2007, by and between the Company and Thomas Kampfer.

**10.24	(16)	Retention Bonus and Amendment of Executive Retention Agreement, dated as of December 12, 2007, by and between the Company and Preston Romm.

10.25		Sublease Agreement, dated February 15, 2008, by and between the Company and Avnet, Inc.

21.1		Subsidiaries of Iomega Corporation.

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

Exhibit Number	Description
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (appears on page 160 of this Annual Report on Form 10-K).

31.9	Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.

31.10	Section 302 certification letter from Preston Romm, Vice President, of Finance and Chief Financial Officer.

32.9	Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.

32.10	Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.

**	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-11963).

(2)	Incorporated herein by reference to the exhibits to our Registration Statement on Form 8-A, filed August 5, 1999 (File No. 1-12333).

(3)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-11963).

(4)	Incorporated herein by reference to Appendix to our Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (File No. 1-12333).

(5)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 1-12333).

(6)	Incorporated herein by reference to the exhibits to our Registration Statement on Form S-8, filed on June 26, 2003 (File No. 1-12333).

(7)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12333).

(8)	Incorporated herein by reference to the Exhibit A of Iomega’s Proxy Statement for the 2005 Annual Meeting of Stockholders (File No. 1-12333).

(9)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended July 3, 2005 (File No. 1-12333).

IOMEGA CORPORATION AND SUBSIDIARIES

Exhibit Index (Continued)

(10)	Incorporated herein by reference to the Current Report on Form 8-K on May 11, 2005 (File No. 1-12333).

(11)	Incorporated herein by reference to the exhibits to our Quarterly Report on Form 10-Q for the period ended April 2, 2006 (File No. 1-12333).

(12)	Incorporated herein by reference to the Current Report on Form 8-K on May 17, 2006 (File No. 1-12333).

(13)	Incorporated herein by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12333).

(14)	Incorporated herein by reference to the Exhibit A of Iomega’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 1-12333).

(15)	Incorporated herein by reference to the Current Report on Form 8-K on November 13, 2007 (File No. 1-12333).

(16)	Incorporated herein by reference to the Current Report on Form 8-K on December 17, 2007 (File No. 1-12333).