Form 10-K/A
IOMEGA CORP
filed 2008-04-24
CIK 352789

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Board of Directors currently has six members.  Each member serves for a term of one year that expires at the following annual meeting of stockholders.

Set forth below is information regarding each of our directors:

Reynolds C. Bish (Age 55) – Director since 2006

Mr. Bish was appointed Chief Executive Officer and a Director of Kofax on November 3, 2007.  Kofax (London Stock Exchange: KFX) is a global leader of intelligent capture and exchange solutions.  From August 2006 until November 2007, Mr. Bish was a private business consultant.  From January 2006 until August 2006, he was the President and General Manager of EMC Captiva, a leading provider of input management solutions that operated as a standalone business within the EMC Software Group, and a Vice President of the EMC Software Group. Prior to EMC’s acquisition of Captiva at the end of 2005, he was President and CEO, as well as a member of the Board of Directors, of Captiva, a NASDAQ listed company that he co-founded in 1989.

Mr. Bish is a member of the Board and the Chair of the Audit Committee of I-Many, Inc., a NASDAQ listed company that provides contract management solutions.

Stephen N. David (Age 59) – Director since 2002

Mr. David is our Board Chair, and is also the Lead Director and Presiding Director and in that role presides over all meetings of non-management and independent directors.  He is an independent consultant focused on providing strategic planning services to a variety of clients in the consumer products industry.  He retired from Procter & Gamble, a multi-national manufacturer of family, personal and household care products, in January 2005, following a career that spanned more than thirty-four years.  From July 2000 until his retirement, he held the position of Chief Information Officer and Business-to-Business Officer.  He briefly acted as Interim President and Chief Executive Officer of Iomega in February 2006 when a search was made for a new CEO.

Mr. David is a member of the Board of multiple private companies and is also on the Audit Committee of  a not-for-profit organization.

Margaret L. Hardin (Age 35) – Director since 2004

Ms. Hardin was appointed President of Munchkin, Inc., a designer, developer, manufacturer and distributor of baby and toddler care products, in July 2007.  She has also served as Chief Operating Officer of Munchkin since January 2005.  Ms. Hardin joined Munchkin in April 2000 and previously served as Chief Financial Officer and Executive Vice President.  Prior to joining Munchkin, Ms. Hardin was employed by Procter & Gamble in the capacity of Global Oral Care Finance Manager from 1996 to 2000.

Jonathan S. Huberman (Age 42) – Director since 2004

Mr. Huberman was appointed Vice Chair and Chief Executive Officer of Iomega in February 2006.  Prior to accepting this position, he was managing director of aAd Capital Management, LP, which he co-founded in January 2005.  aAd Capital is a long/short equity hedge fund that invests primarily in small and mid-cap U.S. public equities. From 1997 through September 2004, Mr. Huberman was a general partner at Idanta Partners, Ltd., a private venture capital partnership investing in public and private enterprises.  Mr. Huberman had previously served as a Director of Iomega from November 1999 to May 2004.

Mr. Huberman is a member of the Board of Trustees and serves on the Finance Committee of a private education organization.

Daniel R. Maurer (Age 51) – Director since March 2006

Mr. Maurer joined Intuit Inc., a leading provider of business, financial management, and tax solutions for small businesses, consumers, and accountants, in January 2006.  He is currently the Chief Marketing Officer and is responsible for all of Intuit’s marketing programs.  From October 2002 to December 2005, he was employed by Campbell Soup Company, a global manufacturer and marketer of high-quality, branded convenience food products, where he served as Vice President, Strategy, Campbell USA.  From January 2001 to May 2002, he was Chair and Chief Executive Officer of Emmperative Inc., a private company that develops marketing software for enterprises.  Prior to May 2002, he spent over 20 years in various capacities at Procter & Gamble, including strategic business development, management of international operations and marketing.

John E. Nolan (Age 80) – Director since 2001

Mr. Nolan is a partner in the Washington D.C. law firm of Steptoe & Johnson, and a mediator and arbitrator of major business disputes.   He has been with his firm since 1956 and has appeared before the Supreme Court to argue cases ranging from constitutional issues of absolute presidential immunity to questions of punitive damages and preemption under the Federal pension statute, ERISA.

Mr. Nolan is on the CPR Panel of Distinguished Neutrals and serves as a mediator for the U.S. Court of Appeals for the D.C. Circuit.

Executive Officers of the Company

The executive officers of the Company and their respective ages, positions with the Company and business experience is provided in Part I of the Company’s Form 10-K for the fiscal year ending December 31, 2007 under the heading “Executive Officers of the Company”, and such disclosure is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

To Iomega's knowledge, and based on a review of reports and written representations submitted to Iomega, all reports regarding beneficial ownership of securities of Iomega required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the 2007 fiscal year were timely filed with the SEC.

Website Availability of Corporate Governance and Other Documents

Iomega believes that good corporate governance practices are important to ensure that Iomega is managed for the long-term benefit of its stockholders, employees and customers.  The following documents are available in the investor relations section of our website, www.iomega.com: (1) our Code of Conduct adopted by us which is applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer and other executive officers, as well as the Corporate Controller (2) our Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Nominating, Compensation and Ethics/Compliance Committees.    Stockholders also may obtain printed copies of these documents by submitting a written request to Ron S. Zollman, Corporate Secretary of Iomega Corporation, 10955 Vista Sorrento Parkway, San Diego, California 92130.    We intend to post on our website, www.iomega.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the Code of Conduct.

Director Candidates

The process followed by the Nominating and Corporate Governance Committee of the Company’s Board of Directors to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in Iomega’s Criteria for Nomination as a Director.  These criteria include:  a reputation for integrity, honesty and adherence to high ethical standards; the demonstrated background, skills, expertise and judgment to make significant long-term contributions to the Board, Iomega and its stockholders; a commitment to understand Iomega and its industry; and sufficient time available to prepare for and regularly attend and actively participate in meetings of the Board and its committees.  In addition, non-employee nominees should be independent and neither have nor appear to have a conflict of interest that would impair the nominee’s ability to (i) represent the interests of all Iomega’s stockholders and (ii) fulfill the responsibilities of a director.  The Committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee.  Iomega believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge, and abilities that will allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of Iomega’s common stock for at least one year as of the date such recommendation is made, to Nominating and Corporate Governance Committee, c/o Corporate Secretary, Iomega Corporation, 10955 Vista Sorrento Parkway, San Diego, CA 92130.  Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included on Iomega’s proxy card for the next annual meeting.

Stockholders also have the right under Iomega’s Bylaws to directly nominate director candidates, without any action or recommendation on the part of the Committee or the Board, by following the procedures set forth in the Bylaws.  Any candidates nominated by stockholders in accordance with the procedures set forth in the Bylaws will not be included on Iomega’s proxy card for the next annual meeting unless the Board or Iomega is otherwise required by law to do so.

Communicating with the Independent Directors

The Board will give attention to written communications that are submitted by stockholders and other interested parties and will respond if and as appropriate.  The Lead Director (who is the Chair of the Board when the Chair is independent), with the assistance of Iomega’s General Counsel, is primarily responsible for monitoring communications from stockholders and other interested parties and for providing copies or summaries to the other Directors as deemed appropriate.

As provided in the Corporate Governance Guidelines, communications are forwarded to all Directors if they relate to important substantive matters and include suggestions or comments that the Lead Director considers to be important for the Directors to know.  In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances or matters as to which Iomega tends to receive repetitive or duplicative communications.

Stockholders and interested parties who wish to send communications on any topic to the non-management Directors or to the Board should address such communications to Board of Directors, Iomega Corporation, c/o General Counsel, 10955 Vista Sorrento Parkway, San Diego, CA 92130, or via email to boardofdirectors@iomega.com.

Audit Committee

The Company has a separately designated standing Audit Committee.  The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under New York Stock Exchange rules and as contemplated by Rule 10A-3 under the Exchange Act.

The Board of Directors has determined that Mr. Bish, Acting Chair of the Audit Committee, is an “audit committee financial expert” as defined in the regulations adopted by the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion describes the principles underlying our compensation policies for our Chief Executive Officer, Chief Financial Officer and our other executive officer (the President/Chief Operating Officer) (collectively, these three are the “Named Executive Officers”).  We focus on the most important factors and analysis relevant to the compensation awarded to our Named Executive Officers for 2007. The discussion provides qualitative information regarding the manner and context in which compensation is determined and adds perspective to the data presented in the tables and narrative that follows.

The Compensation Committee of our Board of Directors (the “Committee”) oversees Iomega’s executive compensation program.  The Committee sets Iomega’s policies and, based on those policies, the Committee reviews or makes adjustments to compensation to reflect changing business objectives or market conditions.

Objectives and Philosophy of our Executive Compensation Program:

 Iomega’s executive compensation program is intended to:

•	attract, retain, reward and motivate the best possible executive talent;
•	tie short and long term cash and equity incentives to achievement of measurable corporate performance objectives; and
•	align executives’ incentives with stockholder value creation.

The Committee evaluates executive performance with the goal of setting compensation levels competitive with companies in the Computer/Peripherals industry, with adjustments for individual experience levels and performance.  In making compensation decisions, we do not generally retain compensation consultants and did not do so in 2007.  We do regularly review salary surveys such as the Radford Executive Survey, which was reviewed in 2007.  The Committee believes that the Radford Executive Survey provides an appropriate representation of the full range of competitive companies. The survey is widely recognized as one of the most authoritative and comprehensive sources for data on competitive total direct executive compensation packages. The data reported is gathered from more than 700 participating organizations nationwide. These companies are predominately in technology-based industries and approximately half operate outside of California.  The Committee generally targets overall compensation for executives at approximately the 50th percentile of compensation paid to similar positions at comparable companies. Within the Radford survey data, we looked at the following companies with $200 million to $500 million in revenues within the Computer/Peripherals industry segment (we view those as comparable companies):

Acer America	InFocus
Adaptec	Oki Data
Cray	Radisys
Datalogic Scanning	TDK Electronics
Dot Hill Systems	Verifone
Emulex	Xyratex International
Headway Technologies

 With new hires, the Committee also looks at past compensation history, forfeitures in leaving an immediately prior position, or any uniquely valuable skills the executive may bring to Iomega to enhance stockholder value.  The Committee’s focus in connection with cash bonus awards is the Company’s success or failure at meeting the annual operating plan goals set each year by the Board in consultation with management; in particular, bonus payouts are tied to annual operating income goals.

We also provide a portion of our executive compensation in the form of stock options that vest over time, which we believe can help to retain our executives and align their interests with those of our stockholders by allowing them to participate in the longer term success of our company.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	annual cash bonuses based on company performance;
•	stock option awards;
•	medical and life insurance, additional paid-time-off and other employee benefits; and
•	severance and change-of-control agreements.

We do not have a formal or informal policy for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation.  Instead, the Committee reviews market data, historical practices, salary history, and practices of comparable companies provided by the Director of Human Resources or the President/Chief Operating Officer and determines, subjectively, what it believes to be the appropriate level and mix of the various compensation components.

Management Involvement

For compensation decisions, grants of equity compensation relating to executive officers other than to our chief executive officer, amounts of salary adjustment or any other financial remuneration, the Committee typically considers recommendations from the chief executive officer and the president.

Base Salary

In 2007, base salaries for our executives were established on the scope of their responsibilities, related experience, and market data.  We believe the executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.  Base salaries are reviewed annually by the Committee and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  In 2007, executive officers did not receive a salary increase.  The executive officers were in their positions for only a portion of the prior fiscal year and, accordingly, for 2006, the “Summary Compensation Table” reflects this prorated salary amount.

Annual Cash Incentive Bonus and Discretionary Bonus

Each executive’s annual bonus target (set as a percentage of base salary) is determined by the Committee (or, in the case of the Chief Executive Officer and the President, the independent members of the Board), and the target is generally set forth in each executive’s employment letter agreement, but may be revised based upon promotion or other changes in responsibility.  The Committee does not believe that executives should generally receive an annual cash incentive bonus unless the Company is earning an operating profit, and the Committee believes that operating income is the most direct measure of the leadership team’s delivery of results to the stockholders.

The Iomega Corporate Bonus Plan for 2007 (the “2007 Bonus Plan”) was designed to pay out on an annual basis upon achievement of targeted operating income goals set forth by the Board of Directors.  If Iomega reached one specific threshold level of positive operating income, each executive received 75% of his respective target bonus.  From that threshold level to a higher target level of operating income, the bonus payout increased proportionately up to a maximum of 100% of the executive’s target bonus.  There were no provisions for paying any executive an amount exceeding 100% of his bonus target.  For 2007, each executive officer received a bonus equal to 100% of his target bonus.  For 2007, the 100% target bonus threshold was $9.067 million of non-GAAP operating income.  This target figure excluded:  the cost of the bonus itself, any restructuring charges, non-cash goodwill impairment charges and expenses related to the previously planned purchase by Iomega of ExcelStor.

For 2008, the Iomega Corporate Bonus Plan (the “2008 Bonus Plan”) is similarly designed, except that the non-GAAP operating income goals are set more than 50% above the non-GAAP operating income goals in the 2007 Bonus Plan.  If Iomega reaches one specific threshold level of positive operating income, each executive will receive 75% of his or her respective target bonus.  From that first threshold level to a higher target level of operating income, the bonus payout will increase proportionately to 100% of each person’s respective bonus target; and then, from that level of operating income to a third target level of operating income, the bonus payout will increase proportionately at a somewhat more rapid rate, to 150% of each person’s respective bonus target.  Thus, 150% is the maximum percent of target bonus that each executive may receive.  Any bonus payment is based on the executive’s then-current annual base salary.

The Company has sometimes awarded (and could in the future award) discretionary bonuses for special contributions, for example, where executives have created a unique strategic opportunity for the Company, or where particular executives have been asked to accept unusual burdens for a period of time, like filling a second position during a vacancy.  Such discretionary bonuses are not scheduled to occur at any particular intervals.  No discretionary bonus payments were made for fiscal year 2007.

Stock Options

We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity grants, generally over four years, should aid executive officer retention.

We generally make an initial equity award of stock options to new executives and annual equity grants as part of our overall compensation program.  All grants of options to executives are approved by the Compensation Committee or, in the case of Messrs. Huberman and Kampfer, by the independent members of the Board.

Our equity awards have typically taken the form of stock options.  The Compensation Committee reviews all components of the executive’s compensation when determining annual equity awards to ensure that their total compensation conforms to our overall compensation philosophy and objectives.  Stock awards to our executives have typically been granted annually in the second quarter (except in the case of a change of position or responsibility).  The numbers of stock options awarded to executives have been based on historical practices, market data and subjective factors.  The Committee believes that its option granting practices have been conservative. The Company’s total option overhang (options authorized plus options outstanding divided by total shares outstanding) is approximately 15% as of the end of fiscal 2007.  Option grants have generally been scheduled to vest in equal fractions at the end of each of four years (subject to change of control protections).

Because of the then pending, confidential negotiations with ExcelStor, no stock options were granted to executive officers in 2007.  Following the announcement of the ExcelStor transaction in December and the public disclosure of earnings for the fiscal quarter ending in December 2007 (i.e., after the February 5, 2008 earnings announcement), the Company proceeded with the delayed stock option grants to its executive officers.  In February 2008, the Compensation Committee recommended, and all of the independent Directors approved, stock option grants as follows:  425,000 options to the Chief Executive Officer, 275,000 options to the President and Chief Operating Officer, and 100,000 options to the Chief Financial Officer.  In determining these grants, the Board considered the following factors:  the 2007 Radford Executive Survey on equity compensation for the 50th percentile of our peer group, the fact that no options had been granted to Named Executive Officers in 2007 or for almost two years, the Company had achieved significantly improved financial results, the Company’s return to profitability since  third quarter 2006, and certain subjective factors.  The exercise price of the February 8, 2008 stock options equaled the closing price of $2.81 on the date of the grant.  They vest at the rate of 25% per annum commencing on the first anniversary of the grant date and expire ten years after the grant date.

Under the existing option plan, we set the exercise price of all stock options to equal the Closing Price of our common stock on the NYSE on the date of grant.  We do not grant below fair market value options or re-price options.  New hire or promotion-based options can only be granted at set periods during each month, and annual grants are generally planned for a set period each year.  Except as noted above (where the 2007 grants were delayed because of material non-public information), we do not time stock option grants to executives in coordination with the release of material non-public information.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, flexible spending accounts, long term care insurance, and a 401(k) plan.  Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.  The maximum 401(k) “company match” an executive received in 2007 was $8,700.

The Company provides executive officers with perquisites and other personal benefits that are reasonable and consistent with its overall compensation program to enable Iomega to attract and retain employees for key positions.  For 2007, we provided the following personal benefits and perquisites to our Named Executive Officers, all of which benefits were fully paid for by the Company:  executive supplemental term life insurance, executive long-term disability insurance, annual physicals, tax return preparation, financial planning, and an additional two weeks of paid time off.

The Committee periodically reviews the levels of perquisites and personal benefits being provided.

Change in Control Benefits

We have entered into Executive Retention Agreements with our executive officers that provide certain benefits in the event of a termination of an executive officer’s employment following a change in control of Iomega or in the event their employment is terminated without cause.  We have provided detailed information about these benefits, along with estimates of their value under various circumstances in the section entitled “Potential Payments Upon Termination or Change in Control” under “Executive Compensation.”

The Compensation Committee has determined to provide for change of control benefits for company leadership because we recognize that, as is the case with many publicly-held corporations in the technology sector, the possibility of a change in control exists, and such possibility, and the uncertainty and questions which it may raise among our executive officers, could result in the departure or distraction of executive officers to the detriment of the Company and our stockholders.  We believe a “double trigger” maximizes stockholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs.  The Committee further believes that if an executive officer remains at the Company following a change in control, but finds the work environment subjectively unacceptable after a reasonable transition period, the executive officers should have the opportunity (during a limited window one year from the change in control) to elect to resign with benefits applicable as if employment was severed.

In connection with the then proposed acquisition of ExcelStor, the terms of the Executive Retention Agreements for the executive officers were amended.  The amendments terminated as a result of the termination of the ExcelStor Purchase Agreement in April 2008.  See section entitled “Compensation Elements of the Terminated ExcelStor Transaction” for details.

Severance

We have entered into Executive Retention Agreements with our executive officers that provide severance benefits to an executive if the Company terminates his or her employment without “cause.” These agreements with Messrs. Huberman, Kampfer, and Romm are further described in the section entitled “Employment and Severance Agreements.”

Impact of Accounting and Tax Treatments of Compensation

The accounting and tax treatment of compensation generally has not been a factor in determining compensation amounts for executive officers.  However, the Committee does strive to balance the cost to the Company with the benefit to the executive.

We have adopted FAS 123R, and the accounting treatment is not expected to have a material effect on the future selection and use of differing forms of equity compensation.

Future Compensation

On April 8, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Iomega, EMC Corporation (“EMC”) and Emerge Merger Corporation, a wholly owned subsidiary of EMC (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will make an offer to pay Three Dollars and Eighty-five Cents ($3.85) in cash for each outstanding share of Iomega common stock, subject to certain conditions (the “Offer”).  Provided that the tender offer results in EMC acquiring at least a majority of the outstanding shares of our common stock, the consummation of the Offer will be followed by the merger of Merger Sub with and into Iomega (the “Merger”), with Iomega surviving as a wholly owned subsidiary of EMC.

It is expected that upon the consummation of the Merger,, executive compensation will be adjusted by EMC pursuant to its policies and practices as well as employment agreements to be entered into between certain of our Named Executive Officers and EMC.  This would include salary and bonus, stock options, stock awards, severance packages, and health and welfare benefits.  Details of any such adjustments will be disclosed in the Company’s Schedule 14D-9 to be filed in connection with the EMC tender offer.

Summary Compensation Table

The following table contains compensation information for each Named Executive Officer.   The columns for “Stock Awards,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because no compensation has been earned, paid or awarded under these categories.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($) (1)	Nonequity Incentive Plan Compensa-tion ($)(2)	All Other Compensa-tion ($)(3)	Total ($)

Jonathan S. Huberman Chief Executive Officer and Vice Chair	2007 2006	500,000 405,769	-- 500,000	132,964 64,079	500,000 --	8,700 11,068	1,141,664 980,916

Thomas D. Kampfer President and Chief Operating Officer	2007 2006	355,000 344,635	-- 216,250	85,446 12,276	266,250 --	8,700 8,700	715,396 581,861

Preston S. Romm Vice President, Finance and Chief Financial Officer	2007 2006	270,000 197,308	-- 95,000	70,346 --	148,500 --	8,700 6,819	497,546 299,127

(1)
The amounts under “Option Awards” reflect the compensation cost recognized in each year for options that vested in that year, whether or not they were granted in a prior year, and are in accordance with FAS 123R.  The assumptions used in the calculations of these amounts are set forth in the Notes to the Company’s audited financial statements for fiscal year 2007 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(2)	The amount earned by each Named Executive Officer under the 2007 Corporate Bonus Plan was paid in the first quarter of 2008.

(3)
The amounts shown under “All Other Compensation” include Iomega’s matching contribution in 2007 under the Iomega Retirement and Investment Savings Plan (“401(k) Plan”) as follows:  Jonathan Huberman - $8,700; Thomas Kampfer - $8,700; Preston Romm - $8,700.

Perquisites and personal benefits for each Named Executive Officer are below the threshold of $10,000 per person, and therefore, have been omitted from the table as permitted by the SEC rules.

Grants of Plan-Based Awards for 2007

The following table provides information about non-equity incentive plan awards granted to the Named Executive Officers in 2007.  Certain columns otherwise required to be provided in this table have been omitted because there is no information to be disclosed under these headings.

		Estimated Potential Payouts under Non-Equity Incentive Plan Awards(1)
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)
Jonathan Huberman…….	2/28/07	375,000	500,000	500,000
Thomas Kampfer………..	2/28/07	199,688	266,250	266,250
Preston Romm…………..	2/28/07	111,375	148,500	148,500

(1)	This information relates to award opportunities granted under the 2007 Corporate Bonus Plan as further described on in the section entitled “Annual Cash Incentive Bonus and Discretionary Bonus.”

(2)	This is the date the 2007 Corporate Bonus Plan was approved by the Board of Directors.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table provides information about outstanding equity awards held by the Named Executive Officers at the end of fiscal year 2007.  The columns for “Stock Awards,” and “Equity Incentive Plan Awards:  Number of Securities Underlying Unexercised Unearned Options” have been omitted because there is no information to be disclosed under these headings.  Except as footnoted, all options vest at 25% per year on each anniversary of the date of grant.  Outstanding options listed below expire ten years from the date of grant.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jonathan Huberman..	11/03/04 05/11/05 02/24/06	6,000 5,000 150,000	4,000 5,000 250,000	$4.415 2.40 2.75	11/03/14 (1) 05/11/15 02/24/16 (2)
Thomas Kampfer……	07/24/01 05/26/04 05/11/05 03/03/06	32,000 60,000 22,000 31,250	-- 20,000 22,000 93,750	3.075 4.685 2.40 2.75	07/24/11 05/26/14 05/11/15 03/03/16
Preston Romm………	03/07/06	43,750	131,250	3.10	03/27/16

(1)	Vests at 20% per year beginning on the first anniversary of the grant date; this option was granted to Mr. Huberman when he served as a non-employee director.

(2)	Vests 12.5% on date of grant, 25% per year on the first, second and third anniversaries of the grant date, and 12.5% on the fourth anniversary of the grant date.

Outstanding options are subject to acceleration or cash-out of the value of the outstanding options if such options are not assumed or substituted upon an acquisition event.  In addition, in the event of an acquisition event, under each 1997 Nonqualified Stock Option Agreement (the “1997 Agreement”), one-half of the shares subject to the 1997 Agreement which are not by their terms then exercisable, become immediately exercisable, with the remaining shares becoming exercisable in accordance with the original vesting schedule, except that all shares will vest two years after the acquisition event or earlier if the optionholder's employment is terminated without cause or if the optionholder terminates employment for “good reason.”  “Good Reason” is defined in the 1997 Agreement as a significant reduction in the optionholder’s compensation, position or responsibilities. An “acquisition event” generally means (a) any merger or consolidation which results in the voting securities of Iomega outstanding immediately prior to such event representing less than 50% of the combined voting power of the voting securities of Iomega or the surviving or acquiring entity outstanding immediately after such merger or consolidation; (b) any sale of all or substantially all of the assets of Iomega; or (c) the acquisition of beneficial ownership of securities of Iomega representing 50% or more of the combined voting power of Iomega's then outstanding securities by any person.

Option Exercises and Stock Vested During 2007

The table required under this heading has been omitted because there is no information to be disclosed.

Employment and Executive Retention Agreements

Employment Agreement with Mr. Huberman. In February 2006, Jonathan S. Huberman was appointed Vice Chair and Chief Executive Officer.  Iomega entered into an employment agreement with Mr. Huberman providing for a base salary of $500,000.  His annual incentive award was targeted at 100% of his annual base salary, and his bonus was guaranteed for fiscal 2006.   He was also granted an option to purchase 400,000 shares of Iomega common stock. The agreement provides that Iomega will pay Mr. Huberman severance pay equal to twelve months of his base salary if his employment is terminated other than for cause plus his target bonus for the year in which the employment termination occurs (prorated for the portion of the year he actually worked), and health benefits continued for 12 months or until Huberman finds new employment.  If Huberman becomes employed during the 12 months following his termination, Iomega’s post-termination obligations shall be reduced by 50% of the amount he obtains from that employment, provided that Iomega’s obligations shall not be less than six months of his base salary and 50% of his target incentive award and other insurance for a period of twelve months.  Mr. Huberman’s current annual salary is $500,000.

Employment Agreement with Mr. Kampfer.  In February 2006, Mr. Kampfer was appointed President and Chief Operating Officer; he also continued to serve as Interim Financial Officer until March 2006.  As a result of his February 2006 change in responsibility and promotion, Iomega amended the employment agreement with Mr. Kampfer and agreed to increase his base salary to $355,000.  His annual incentive award was targeted at 75% of his annual base salary, and his bonus was guaranteed for fiscal 2006.  He was also granted an option to purchase 125,000 shares of Iomega common stock.  The agreement provides that Iomega will pay Mr. Kampfer severance pay equal to twelve months of base salary if his employment is terminated other than for cause, plus his target bonus for the year in which the employment termination occurs (prorated for the portion of the year he actually worked), and a payment equal to the cost to continue his health benefits for a period of twelve months.   Mr. Kampfer’s current annual salary is $355,000.

Employment Agreement with Mr. Romm. In March 2006, Preston Romm was appointed Vice President, Finance and Chief Financial Officer.  Iomega entered into an employment agreement with Mr. Romm providing for a base salary of $270,000.  His annual incentive award was targeted at 55% of his annual base salary, and his bonus was guaranteed for fiscal 2006.  In addition, he received a hiring bonus of $20,000.  He was also granted an option to purchase 175,000 shares of Iomega common stock.  The agreement provides that Iomega will pay Mr. Romm severance pay equal to nine months of his base salary if his employment is terminated other than for cause.  Mr. Romm’s current annual salary is $270,000.

Executive Retention Agreements. Iomega has Executive Retention Agreements with its Named Executive Officers.  These agreements are in conjunction with the general severance arrangements described above and are intended to govern in the specific occurrence of a change in control.  The agreements are generally entered into at the time employment commences and will continue during each executive's employment until the earlier of (1) 24 months after the change in control date if the executive is then employed, or (2) the fulfillment of Iomega's obligations to the executive if the executive's employment with Iomega is terminated within 24 months following a change in control.  The agreements are not employment contracts and do not specify any terms or conditions of employment.  Rather, the agreements provide for certain severance benefits to the executive if, during the 24 months following a change in control of Iomega, the executive's employment is terminated by Iomega other than for cause, or the executive terminates his employment for good reason.

The terms “change in control,” “cause,” and “good reason” are each defined in the agreements.  Change in control means, in summary: the acquisition by a person or a group of 40% or more of the outstanding stock of Iomega; a change, without Board of Directors approval, of a majority of the Board of Directors; the acquisition of Iomega by means of a reorganization, merger, consolidation or asset sale; or the approval of a liquidation or dissolution of Iomega.  Cause means, in summary: the executive's willful and continued failure to substantially perform his reasonable assigned duties, which failure continues after a 30-day cure period; or the executive's willful engagement in illegal conduct or gross misconduct injurious to Iomega.  Good reason means, in summary: a diminution in the executive's position, authority or responsibilities; a reduction in his salary or benefits; a relocation of the executive; a breach of an employment contract with the executive; or a resignation by the executive, for any reason, during the 30-day period immediately following the one-year anniversary of the change in control.

If the executive's employment is terminated by Iomega without cause or by the executive for good reason within 24 months following a change in control, the executive is entitled to receive (1) accrued compensation through the date of termination; (2) monthly payments for 12 months (24 months for  the Chief Executive Officer and 18 months for the President) equal to one-twelfth of the executive's highest base salary and highest bonus target during the three-year period prior to the change in control; (3) a continuation of all employee benefits during the 12-month period (24 months for the Chief Executive Officer and 18 months for the President) following employment termination; and (4) any other post-termination benefits which the executive is eligible to receive under any plan or program of Iomega.  If an executive officer remains at the Company following a change in control, but finds the work environment subjectively unacceptable after a one year transition period, the executive officer has the opportunity (during a limited window) to elect to resign with benefits applicable as if employment was severed.  The salary and benefit continuation provisions terminate if the executive becomes engaged in an activity that is competitive with Iomega.  The agreements provide that the amount of severance benefits payable to the executive shall be reduced by an amount necessary to avoid triggering the excise tax provisions of Sections 280G and 4999 of the Internal Revenue Code of 1986, only if such reduction results in greater net after-tax benefits to the executive.

Iomega is also generally required to pay, as incurred, all expenses that the executive reasonably incurs as a result of any dispute relating to the agreement.

Compensation Elements of the Terminated ExcelStor Transaction.  Under the terms of the Executive Retention Agreements for Iomega’s Named Executive Officers, the ExcelStor acquisition would have been considered a change in control and would have triggered certain benefits thereunder.  To provide incentives for these executives to remain with the Company for at least three years following the closing of the acquisition, in December 2007, the Named Executive Officers each executed a Retention Bonus and Amendment of Executive Retention Agreement, applicable only in connection with Iomega’s planned acquisition of ExcelStor or in the event of a second Change of Control involving an ExcelStor affiliate within three years of the ExcelStor acquisition.  These provisions became void on April 8, 2008 when Iomega terminated plans to acquire ExcelStor.  The terms that would have applied in the event Iomega proceeded with that transaction were as follows:

Effective on the closing of the acquisition of ExcelStor, Mr. Huberman would have received $1 million payable in monthly installments over a period of twelve months following the completion of the transactions contemplated by the ExcelStor Purchase Agreement.  He would also have received a lump sum payment of $1 million on the third anniversary of the closing of the completion of the transactions contemplated by the ExcelStor Purchase Agreement.

Effective on the closing of the ExcelStor acquisition, Mr. Kampfer would have received $466,000 in monthly installments over a period of six months following completion of the transactions contemplated by the ExcelStor Purchase Agreement.  He would also have received lump sum payments of $186,000, $140,000 and $139,875 payable on the first, second and third anniversaries of the completion of the transactions contemplated by the ExcelStor Purchase Agreement.

Effective on the closing of the ExcelStor acquisition, Mr. Romm would have received $209,250 in monthly installments over a period of twelve months following completion of the transactions contemplated by the ExcelStor Purchase Agreement. He would also have received $209,250 on the third anniversary of the completion of the transactions contemplated by the ExcelStor Purchase Agreement.

It has been determined that under the language of the stock option plans and related agreements, the proposed ExcelStor acquisition transaction would not have been considered a change in control, and there would not have been any acceleration of unvested options.

In addition to providing for these payments, the Executive Retention Agreements for the three Named Executive Officers were amended to provide various new terms.  Specifically, the amendments provided that, in the event of an additional Change in Control after the proposed ExcelStor Acquisition but within three years of the closing of the ExcelStor transaction and involving certain ExcelStor related companies, the total payments that would be due to an executive in such instance would be reduced by the amount of payments made to or on behalf of the executive as a retention bonus.  If such additional Change in Control occurred more than three years after the closing of the proposed acquisition transaction, there would be no reduction to the payments to which an executive was entitled regardless of the amounts previously paid as retention bonus amounts.  In addition, the provision allowing the termination of employment by the Named Executive Officer for any reason or no reason during the 30-day period beginning on the first anniversary of the Change in Control was to be deleted on the closing of the proposed acquisition transaction, but for that transaction only.

As noted above, effective April 8, 2008, in connection with the termination of the ExcelStor Purchase Agreement, each of the above described Retention Bonus and Amended Executive Retention Agreements automatically terminated in their entirety in accordance with their terms.

Compensation Elements of the Proposed EMC Transaction.  In connection with the planned acquisition of Iomega by EMC, as authorized by, and with the consent of, EMC, the Company’s Board of Directors approved the payment of certain bonuses to Messrs. Huberman and Kampfer in consideration for their agreement to terminate their respective Executive Retention Agreements, effective upon the successful completion of the EMC transactions.  In particular, upon the completion of the Merger, the Company will pay to Mr. Huberman a bonus in an amount equal to $750,000 and will pay to Mr. Kampfer a bonus in an amount equal to $650,000.  In consideration for entering into Non-Competition Agreements with EMC, these executives will each receive an additional payment of $250,000 on completion of the Merger.  Additionally, concurrently with the execution of the Merger Agreement, EMC entered into separate letter agreements with Messrs. Huberman and Kampfer (the “Letter Agreements”). The Letter Agreements, which are effective and contingent upon the consummation of the Merger, contain terms relating to the employment of Messrs. Huberman and Kampfer following the effective time of the Merger.  Further information relating to the compensation of Messrs. Huberman and Kampfer in connection with the Merger will be disclosed in the Company’s Schedule 14D-9 to be filed in connection with the tender offer.

Potential Payments Upon Termination Or Change In Control

The information below reflects the potential payments and benefits each Named Executive Officer of the Company could receive in the event of a termination of the executive’s employment.  The data assumes that such termination was effective on December 31, 2007.

The accelerated vesting of stock options is valued on the difference between our closing share price ($3.47) on December 31, 2007, and the exercise price for each option that receives accelerated vesting.  Therefore, options already vested at December 31, 2007 are not included in the potential payment table.

The amounts set forth in the table do not include payments and benefits which are extended by law or on a non-discriminatory basis to salaried employees generally on termination of employment.  This would include such items as accrued vacation pay and 401(k) account balances.

The Executive Retention Agreements for all three Named Executive Officers were amended in 2007 to provide various new terms that would apply only in connection with the potential ExcelStor acquisition.  In April 2008, the Board of Directors of  the Company officially notified ExcelStor that it was terminating the Purchase Agreement.

The table below sets out potential payments that would be made in the event of a Change in Control by an entity that is not EMC or ExcelStor and pursuant to certain other termination events.

Name	Salary		Bonus		Health and Other Insurance Benefits		Additional Vested Options (#)	Value of Additional Vested Options		Other Compensa-tion
Jonathan Huberman Voluntary Termination Involuntary Termination Change in Control (1) Termination following Change in Control (2)	$	-- 500,000 -- 1,000,000	$	-- 500,000 -- 1,000,000	$	-- 19,645 -- 39,290	-- -- 129,500 129,500	$	-- -- 140,738 140,738	$	-- -- -- 25,000
Thomas Kampfer Voluntary Termination Involuntary Termination Change in Control (1) Termination following Change in Control (2)		-- 355,000 -- 532,500		-- 266,250 -- 399,375		-- 19,779 -- 29,668	-- -- 67,875 67,875		-- -- 67,395 67,395		-- -- -- 25,000
Preston Romm Voluntary Termination Involuntary Termination Change in Control (1) Termination following Change in Control (2)		-- 202,250 -- 270,000		-- 75,000 -- 148,500		-- 15,495 -- 20,659	-- -- 65,625 65,625		-- -- 37,625 37,625		-- -- -- 25,000

(1)	On a change in control event as defined in certain of the option plans and agreements, one-half of any unvested options will be immediately vested.

(2)
On a termination of employment within two years following a change in control, all additional unvested options will be fully accelerated, and the executive will be entitled to outplacement services up to a maximum cost of $25,000.  For additional information, see section entitled “Executive Retention Agreements” under “Employment and Severance Agreements.”

Severance payments made following involuntary termination will be paid on a bi-weekly basis.  Health insurance payments generally will be paid in a lump sum.

Compensation Committee Interlocks and Insider Participation

The following directors were members of the Compensation Committee during 2007: Stephen David, Committee Chair, Daniel Maurer, John Nolan and, until his resignation in September 2007, Bruce Darling.  During 2007, none of the members of the Compensation Committee was an officer or employee of Iomega during the time that he served on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and
Analysis be included in the Company’s Annual Report on Form 10-K for 2007. This report is provided by the following committee members, all of whom are independent.

Stephen N. David, Chair
Daniel R. Maurer
John E. Nolan

DIRECTOR COMPENSATION

Iomega’s non-employee Directors receive fees for their services on the Board of Directors and its committees and are reimbursed for out-of-pocket expenses in connection with Iomega’s business activities.  Directors also receive stock options under existing option plans.  The compensation earned by non-employee Directors for services during 2007 is set forth below. The headings for “Non-Equity Incentive Plan Compensation,” “Stock Awards,” “All Other Compensation,“ and “Changes in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted as no compensation has been earned, paid or awarded in these categories.  None of the individuals listed received any perquisites from the Company in 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Robert Berkowitz (*)	72,347	56,169	128,516
Reynolds Bish	45,603	28,282	73,885
Bruce Darling (*)	43,526	14,739	58,265
Stephen David	100,000	16,998	116,998
Margaret Hardin	62,500	14,739	77,239
Daniel Maurer	56,500	13,064	69,564
John Nolan	66,000	10,106	76,106

*  Messrs. Berkowitz and Darling resigned from the Board of Directors in 2007.

(1)
This column reflects the compensation cost recognized for accounting purposes in 2007 for options that vested in 2007, and are in accordance with FAS 123R.  The assumptions used in the calculations of these amounts are set forth in the Notes to the Company’s audited financial statements for fiscal year 2007 which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

(2)	The following table provides information on stock options granted to the non-employee Directors in fiscal year 2007 and their aggregate holdings at year end:

Name	All Other Option Awards: Number of Securities Underlying Options (#)(a)	Exercise or Base Price of Option Award ($/Sh)	Grant Date Fair Value of Option Awards Granted in Fiscal Year ($)	Aggregate Total Options Outstanding at End of Fiscal Year (#)
Robert Berkowitz..	20,000	4.15	83,000	51,005	(b)
Reynolds Bish	20,000	4.15	83,000	70,000
Bruce Darling……	20,000	4.15	83,000	--	(c)
Stephen David	20,000	4.15	83,000	75,000
Margaret Hardin	20,000	4.15	83,000	45,000
Daniel Maurer	20,000	4.15	83,000	40,000
John Nolan	20,000	4.15	83,000	45,000

(a)
All options in this column were granted on May 23, 2007, and vest at 25% per year over four years on each anniversary of the grant date.  Options granted to Directors vest over either four or five years depending on the plan in effect at the time of grant.  Grants made prior to 2007 were issued with  an exercise price equal to the average of the High and Low stock prices on the date of grant.  Commencing with grants made in 2007, the exercise price equals the closing price of the common stock on the date of grant.  Pursuant to resolutions of the Board of Directors, under the new 2007 Stock Incentive Plan, on initial election to the Board, each Director receives an option for 20,000 shares.  Thereafter, each non-employee Director is eligible to receive an annual option grant for 20,000 shares on the date of the annual meeting of stockholders. These grants vest at the rate of 25% per year on each anniversary of the grant date, and the life of each option is ten years from date of grant.

(b)	Mr. Berkowitz resigned from the Board of Directors in November 2007 due to health reasons and retained his options pursuant to the provisions of the various Plans under which the grants were made.

(c)	Mr. Darling resigned from the Board of Directors in September 2007 and had no options outstanding at the end of the fiscal year.

Compensation to non-employee Directors is determined using historical Company practices and reviewing data for comparable companies.  Management, through the Director of Human Resources and the President/Chief Operating Officer, provides competitive benchmarking data and analysis to the Compensation Committee.  No outside consultants are engaged in this process.  Director compensation currently consists of cash and stock options.  Changes to non-employee Director compensation are reviewed by the Compensation Committee and presented to the full   Board of Directors for approval.

During 2007, non-employee Directors were compensated in accordance with the following fee schedule with the exception of Mr. Bish.  At the time he joined the Board of Directors in 2006, Mr. Bish waived his Board and Committee retainers for a period of one year and received in lieu thereof 30,000 stock options under the 1997 Stock Incentive Plan.  Mr. Bish was compensated under the existing fee schedule beginning after the May 2007 annual meeting.

Annual Retainer:
Chair of the Board	$100,000
Other Non-Employee Directors	$30,000
Committee Fees:
Chair of the Audit Committee	$40,000
Chair of the Compensation Committee	$20,000
Chair of the Ethics and Compliance Committee	$10,000
Members of the Audit Committee	$15,000
Members of the Compensation Committee	$10,000
Other Members of a Standing Committee (other than the Nominating and Governance Committee)	$5,000
Meeting Fees:
Board Meeting	$2,000
Committee Meeting (not paid if meeting fees exceed $3,500 for same two-day period)	$1,500
Per Board or Committee Meeting by Teleconference	$500

There are no committee or meeting fees with respect to the Nominating and Governance Committee.

The Board has an ad hoc Special Committee which replaced the Strategy Committee in February 2007. The current members of the Special Committee are Messrs. David, Chair, and Bish.  No meeting fees are paid for service on this Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, concerning securities authorized for issuance under all equity compensation plans of Iomega:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted average exercise price of outstanding options		(c) Number of securities remaining available for future issuance (excluding securities in Column (a))
Equity compensation plans approved by security holders	3,062,644		$3.89		5,676,525
Equity compensation plans not approved by security holders	--		--		--
Total:	3,062,644	(1)	$3.89	(2)	5,676,525	(3)

(1)
Represents shares of common stock issuable on exercise of options under the following equity compensation plans:  1995 Director Stock Option Plan; 1997 Stock Incentive Plan; 2005 Director Stock Option Plan; and 2007 Stock Incentive Plan.

(2)	This column reflects the weighted average exercise price of outstanding options.

(3)
Represents 324,025 shares under the 1998 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan and 5,352,500 available under the 2007 Stock Incentive Plan.  The 1998 Employee Stock Purchase Plan and the 1998 International Employee Stock Purchase Plan were suspended in fiscal 2004. These Plans may be reactivated if conditions warrant.

Ownership by Management, Directors and Principal Stockholders

The following table contains information regarding beneficial ownership of Iomega's common stock on April 22, 2008, by each director or nominee, each executive officer named in the Summary Compensation Table, all directors and executive officers as a group, and the holders of more than five percent of Iomega's outstanding common stock known to Iomega.  Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options that are presently exercisable or exercisable within 60 days of April 22, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Information for holders of more than five percent of Iomega's common stock is based on their latest Schedule 13G filed with the SEC.  Except as otherwise indicated in the table below, the addresses of the named beneficial owners are in care of Iomega Corporation, 10955 Vista Sorrento Parkway,  San Diego, California 92130.

Beneficial Owner	Amount and nature of beneficial ownership excluding options	Shares acquirable within 60 days	Percent ownership

Bryant R. Riley (1) 11100 Santa Monica Blvd., #800 Los Angeles, CA 90025	5,570,948	--	10.2%
Renaissance Technologies, LLC James H. Simons (2) 800 Third Avenue New York, NY 10022	4,860,300	--	8.8%
Dimensional Fund Advisors Inc. (3) 1299 Ocean Avenue Santa Monica, CA 90401	4,364,361	--	8.0%
Lloyd I. Miller, III (4) 4550 Gordon Drive Naples, FL 34102	4,323,046	--	7.9%
Weiss Multi-Strategy Advisers LLC (5) One State Street, 20th Flr. Hartford, CT 06103	2,970,736	--	5.4%
Reynolds C. Bish	20,000	30,000	*
Stephen N. David (6)	15,000	55,000	*
Margaret L. Hardin	--	23,000	*
Daniel R. Maurer	--	15,000	*
John E. Nolan (7)	50,000	25,000	*
Jonathan S. Huberman	30,000	263,500	*
Thomas D. Kampfer	6,000	207,500	*
Preston S. Romm	17,850	87,500	*
All Directors and Executive Officers as a group (8 persons) as of April 22, 2008	138,850	706,500	1.5%

*     Less than 1%

(1)
Based on information set forth in Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2008, Bryant R. Riley reported that as a member of a group, he has sole voting and sole dispositive power over 3,315,770 shares and shared voting and shared dispositive power over 3,007,781 shares.  He disclaims beneficial ownership of 10,000 shares owned in custodial accounts by his children and for whose accounts he serves as custodian.  Riley Investment Management LLC has shared voting and shared dispositive power over 2,969,182 shares owned by investment advisory clients, 2,226,579 of which are held in managed accounts indirectly affiliated with Mr. Riley, and he disclaims beneficial ownership of the non-affiliated shares.

(2)
Based on information set forth in Schedule 13G filed with the SEC on February 13, 2008, the beneficial owners reported that they each have  sole voting power over 4,623,100 shares and sole dispositive power over 4,860,300 shares.

(3)
Based on information set forth in Amendment No. 4 to Schedule 13G filed with the SEC on February 6, 2008, the beneficial owner reported that it has sole voting and sole dispositive power over all shares indicated.

(4)
Based on information set forth in Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2008, the beneficial owner reported that he has sole voting and sole dispositive power over 2,470,056 shares as the manager of a limited liability company that is the general partner of a certain limited partnership and as trustee to certain grantor retained annuity trusts and certain generation skipping trusts.  He also has shared voting and shared dispositive power with respect to 1,852,990 shares of the amount reported as an investment advisor to the trustee of a certain family trust and as trustee of a certain generation skipping trust.

(5)
Based on information set forth in Schedule 13G filed with the SEC on January 11, 2008, Weiss Multi-Strategy Advisers LLC reported that as a member of a group, it had shared voting power over 1,782,793 shares and shared dispositive power over 2,970,736 shares.

(6)	Mr. David holds his shares in a brokerage account which may be subject to the standard margin provisions included in the account application.

(7)	Mr. Nolan holds his shares in a brokerage account which may be subject to the standard margin provisions included in the account application.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

The Company realizes that transactions between the Company and any of its directors, director nominees, executives, holders of five percent or more of the Company’s outstanding common stock or their immediate family members can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders.  The Company has a Code of Conduct which establishes guidelines to aid directors and executives in avoiding such transactions.  However, the Company recognizes that there are situations where such transactions may be consistent with the best interests of the Company.  Therefore, the Company also has a written Related Persons Transactions Policy which requires the Audit Committee to review and, if appropriate, approve or ratify such transactions.  Pursuant to the policy, the Committee will review any transaction in which the Company is or will be a participant and the amount involved exceeds $120,000, and in which any of the Company’s directors, director nominees, executives, holders of five percent or more of the Company’s outstanding common stock, or their immediate family members had, has or will have a direct or indirect material interest.  After a review, the Committee will only approve or ratify those transactions that are consistent with the best interests of the Company and its stockholders, as the Committee determines in good faith.  As set out in the Code of Conduct, certain transactions smaller than $120,000 are prohibited as well.

    There were no related person transactions in 2007.

Board Determination of Independence

Under the New York Stock Exchange (“NYSE”) rules, a Director of Iomega will only qualify as “independent” if the Board of Directors affirmatively determines that he or she has no material relationship with Iomega (either directly or as a partner, shareholder or officer of an organization that has a relationship with Iomega).  The Board of Directors has established guidelines to assist it in determining whether a Director has a material relationship with Iomega.  Under these guidelines, a Director will be considered to have a material relationship with Iomega if he or she is not independent under Section 303A.02(b) of the NYSE Listed Company Manual or he or she:

•
is an executive officer of another company which is indebted to Iomega, or to which Iomega is indebted, and the total amount of either company's indebtedness to the other is more than 1% of the total consolidated assets of the company for which he or she serves as an executive officer; or

•
serves as an officer, director or trustee of a charitable organization and Iomega's discretionary charitable contributions to the organization are more than the greater of $1 million or 2% of that organization's total annual charitable receipts.

Ownership of a significant amount of Iomega's stock, by itself, does not constitute a material relationship. For relationships not covered by the guidelines set forth above, the determination of whether a material relationship exists is made by the other members of the Board of Directors who are independent. The Board of Directors has affirmatively determined that the following non-employee members of the Board have no material relationships with the Company and its subsidiaries and that they are “independent” under the director independence standards established by the NYSE:  Messrs. Bish, David, Maurer and Nolan and Ms. Hardin.  Similarly, the Board had previously determined that each of Mr. Berkowitz and Mr. Darling were independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees For Professional Services

The following table summarizes the fees of BDO Seidman, LLP for the audit of Iomega's annual financial statements and fees billed for other services rendered during fiscal years 2006 and 2007:

Fee Category	2006	2007
Audit Fees (1)	$805,575	$878,754
Audit-Related Fees (2)	26,518	31,327
Tax Fees (3)	--	--
All Other Fees (4)	--	93,733
Total:	$832,093	$1,003,814

(1)
Audit fees consist of fees for the audit of our annual financial statements included in the Form 10-K, the review of the interim financial statements included in our quarterly reports on Form 10-Q, audit of the Company’s internal control over financial reporting and other professional services provided in connection with statutory and regulatory filings or engagements for Iomega and its subsidiaries.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”  These services include employee benefit plan audits and environmental compliance  audits conducted in Europe in 2005.

(3)	No fees for tax services were incurred in 2006 or 2007.

(4)	The amounts for All Other Fees consist primarily of due diligence investigation and review and analysis of financial data in connection with the proposed acquisition of ExcelStor.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by Iomega's independent registered public accounting firm.  This policy generally provides that Iomega will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to Iomega by its independent registered public accounting firm during the next 12 months.  Any such pre-approval is detailed as to the particular service or type of service to be provided and is also subject to an estimated budget.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to approve any audit services to be provided to Iomega by its independent registered public accounting firm up to a maximum amount of $50,000 per quarter.  Any approval of services by the Chair pursuant to this delegated authority is reported at the next meeting of the Audit Committee.

The Audit Committee meets annually with its independent registered public accounting firm and reviews both audit and non-audit services performed as well as fees charged for such services. The Audit Committee also reviews the annual audit plan and the results of the annual audit.  Non-audit services are reviewed by the Audit Committee, which considers, among other things, the anticipated effect, if any, the performance of such services would have on the accounting firm's independence.

All audit and audited related services performed by BDO in fiscal year 2007 were pre-approved by the Audit Committee in accordance with SEC regulations.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOMEGA CORPORATION
(Registrant)

                                                                                                                /s/ Jonathan S. Huberman
Dated: April 23, 2008                                                                           Jonathan S. Huberman
Vice Chairman and Chief ExecutiveOfficer

                                                                                                                /s/ Preston Romm
Dated: April 23, 2008                                                                           Preston Romm
Vice President of Finance and
Chief Financial Officer
                                       (Principal financial and
    accounting officer)

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit
Number                                                    Description

    31.11                                                      Section 302 certification letter from Jonathan S. Huberman, ViceChairman and Chief Executive Officer.

    31.12                                                      Section 302 certification letter from Preston Romm, VicePresident of Finance and Chief Financial Officer.