Form 10-Q
period 2008-05-08
IOMEGA CORP
filed 2008-05-09
CIK 352789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

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

Large accelerated filer ☐                 Accelerated filer ☒                   Non-accelerated filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2008.
Common Stock, par value $0.03 1/3	54,783,070

(Title of each class)	(Number of shares)

IOMEGA CORPORATION AND SUBSIDIARIES

Page
Note Regarding Forward-Looking Statements	2

PART I - FINANCIAL INFORMATION

 Item 1.      Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at March 30, 2008
and December 31, 2007	3

Condensed Consolidated Statements of Operations for the Three Months
Ended March 30, 2008 and April 1, 2007	4

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 30, 2008 and April 1, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	39

Signatures	40

Exhibit Index	41

__________________________________

Copyright© 2008 Iomega Corporation.  All rights reserved.  Iomega, Zip, REV, OfficeScreen, eGo, ScreenPlay, Jaz, IoClub and iStorage are either registered trademarks or trademarks of Iomega Corporation in the United States and/or other countries.  Certain other product names, brand names and company names may be trademarks or designations of their respective owners.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “contingency(ies),” “plans,” “forecasts,” “reserves,” “goals,” “objectives” and other similar expressions, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to, statements concerning:

•
Our goals for 2008, which are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our hard disk drive (“HDD”) business and excel in the high-growth network attached storage (“NAS”) market; (3) to ramp the next generation of REV® products and (4) to work with EMC to complete the acquisition of Iomega which will allow us greater resources and opportunities to accomplish our other goals;

•
Our goal to maintain profitability in 2008 and to improve cash flow from operations through containing operating expense spending, growing HDD and REV product sales and maintaining or improving the gross margins of HDD;

•	Our fourth quarter being seasonally strong, or our summer months being seasonally slow in Europe due to holidays;
•	Expected future taxes including taxes on repatriation of foreign cash to the U.S.;
•	Expected volatility, expected term and value of stock options;
•
Risk factors we face, including all discussions in the section below entitled “Risk Factors”, concerning things that could happen to Iomega, its products, employees, profits or other aspects of the business in the future;

•	Our focus or intended focus for our sales efforts and
•
Our belief that our balance of cash, cash equivalents and temporary investments, together with cash flows from future operations, will be sufficient to fund anticipated working capital requirements, capital expenditures and cash required for other activities for at least one year.

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

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except for share data)

	Mar. 30, 2008	Dec. 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$39,699	$53,559
Restricted cash	107	93
Temporary investments	7,909	9,961
Trade receivables, less allowance for doubtful accounts of $2,233 at Mar. 30, 2008 and $2,507 at Dec. 31, 2007	41,000	41,101
Inventories	59,078	79,883
Deferred income taxes	2,175	2,175
Other current assets	3,323	2,902
Total Current Assets	153,291	189,674

Property and Equipment, at Cost	63,407	63,869
Accumulated Depreciation	(59,955)	(60,002)
Net Property and Equipment	3,452	3,867

Goodwill	9,818	9,818
Other Intangibles, Net	790	840
Long Term Cash Investments	-	1,000
Other Assets	9	9
Total Assets	$167,360	$205,208

Current Liabilities:
Accounts payable	$26,148	$61,951
Other current liabilities	23,196	27,862
Income taxes payable	4,145	3,368
Total Current Liabilities	53,489	93,181

Deferred Income Taxes	7,644	8,220
Long Term Contingency Reserves	2,677	2,652

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common Stock, $0.03 1/3 par value - authorized 400,000,000 shares, issued 55,342,020 shares at March 30, 2008 and 55,340,020 shares at December 31, 2007	1,848	1,848
Additional paid-in capital	61,376	60,926
Less: 575,200 Common Stock treasury shares, at cost, at March 30, 2008 and December 31, 2007	(5,662)	(5,662)
Retained earnings	45,988	44,043
Total Stockholders’ Equity	103,550	101,155
Total Liabilities and Stockholders’ Equity	$167,360	$205,208

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Sales	$95,900	$75,984
Cost of sales	81,927	61,681
Gross Margin	13,973	14,303

Operating Expenses:
Selling, general and administrative	10,851	10,384
Research and development	1,929	1,739
Restructuring reversals	-	(38)
Goodwill impairment charge	-	1,710
License fee and patent income	(1,278)	(350)
Bad debt credit	(236)	(264)
Total Operating Expenses	11,266	13,181
Operating income	2,707	1,122

Interest income	361	670
Interest expense and other income (expense), net	(132)	(415)
Income before income taxes	2,936	1,377

Provision for income taxes	(991)	(228)
Net Income	$1,945	$1,149

Net Income Per Basic Share	$0.04	$0.02
Net Income Per Diluted Common Share	$0.04	$0.02

Weighted Average Common Shares Outstanding	54,765	54,733
Weighted Average Common Shares Outstanding - Assuming Dilution	55,384	54,979

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

 IOMEGA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,945	$1,149
Adjustments to Reconcile Net Income to Cash Flows from Operations:
Depreciation and amortization	719	863
Deferred income tax benefit	(576)	(598)
Tax contingency reserve	25	4,414
Stock-related compensation expense	445	297
Goodwill impairment charge	-	1,710
Non-cash inventory write-offs	453	210
Bad debt expense (credit)	(236)	(264)
Other	(32)	(63)
Changes in Assets and Liabilities:
Restricted cash	(14)	-
Trade receivables	337	7,325
Inventories	20,352	901
Other current assets	(421)	444
Accounts payable	(35,803)	225
Other current liabilities	(4,666)	(7,005)
Accrued restructuring	-	(1,501)
Income taxes	777	504
Net cash provided by (used in) operating activities	(16,695)	8,611

Cash Flows from Investing Activities:
Purchases of property and equipment	(263)	(117)
Proceeds from sales of assets	2	49
Purchases of temporary investments	(4,984)	(2,054)
Sales of temporary investments	8,075	3,704
Net change in other assets and other liabilities	-	44
Net cash provided by investing activities	2,830	1,626

Cash Flows from Financing Activities:
Proceeds from sales of Common Stock	5	2
Net cash provided by financing activities	5	2
Net Increase (Decrease) in Total Cash and Cash Equivalents	(13,860)	10,239
Total Cash and Cash Equivalents at Beginning of Period	53,559	56,617
Total Cash and Cash Equivalents at End of Period	$39,699	$66,856

Non-Cash Investing and Financing Activities:
Adjustment of CSCI, Inc. acquisition	$-	$210

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)  Operations and Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly our financial position as of March 30, 2008 and December 31, 2007, the results of operations for the quarter ended March 30, 2008 and April 1, 2007 and cash flows for the three months ended March 30, 2008 and April 1, 2007.

The results of operations for the quarter ended March 30, 2008 are not necessarily indicative of the results to be expected for the entire year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

Inventories

Inventories include material costs and inventory related overhead costs and are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

	Mar. 30,	Dec. 31,
	2008	2007
	(In thousands)

Raw materials	$19,003	$29,202
Finished goods	40,075	50,681
	$59,078	$79,883

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into Common Stock.  The computation of Diluted EPS assumes no exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  In periods where losses are recorded, common stock equivalents would decrease the loss per share and therefore are would not be added to the weighted average shares outstanding.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods presented.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)

For the Three Months Ended:
March 30, 2008:
Basic EPS	$1,945	54,765	$0.04
Effect of options	-	619	-
Diluted EPS	$1,945	55,384	$0.04

April 1, 2007:
Basic EPS	$1,149	54,733	$0.02
Effect of options	-	246	-
Diluted EPS	$1,149	54,979	$0.02

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Net Income Per Common Share (Continued)

The table below shows the number of outstanding options that had an exercise price greater than the average market price of the common shares (out of the money options) for the respective period and are excluded from the calculation, as they are anti-dilutive.  The average market price of our Common Stock was $2.97 for the three months ended March 30, 2008 and $3.71 for the three months ended April 1, 2007.

	For the Three Months Ended
	March 30,	April 1,
	2008	2007

Out of the money options	866,312	713,092

Stock Compensation Expense

Our condensed consolidated statements of operations included $0.4 million of compensation expense related to stock-based compensation plans for the three months ended March 30, 2008 and $0.3 million for the three months ended April 1, 2007.

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

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Stock Compensation Expense (Continued)

We used the following assumptions to estimate the fair value of options granted for the three months ended March 30, 2008 and April 1, 2007:

	For the Three Months Ended
Assumption	March 30, 2008	April 1, 2007
	(In thousands)

Average expected term (in years)	5.3	3.9
Expected stock price volatility	42%	39%
Risk-free interest rate (range)	2.9 – 4.1%	4.5 – 4.9%
Expected dividends	Zero	Zero

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

Changes in our warranty liability during all periods presented were as follows:

	For the Three Months Ended
	March 30 ,	April 1,
	2008	2007
	(In thousands)

Balance at beginning of period	$6,202	$4,576
Accruals/additions	1,987	1,996
Claims	(2,330)	(1,473)
Balance at end of period	$5,859	$5,099

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimizes the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted priced for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The adoption of SFAS 157 did not have an impact on our financial position or results of operations.  The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Effective January 1, 2008, we adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides entities the option to measure many financial instruments and certain other items at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

Assets and liabilities measured at fair value on a recurring basis are summarized below:
	March 30, 2008
	Level 1	Level 2	Level 3	Fair Value Measurements
	(In thousands)

Assets
Temporary investments	$7,909	$-	$-	$7,909
Total Assets	$7,909	$-	$-	$7,909
Liabilities
Forward contracts	$1,895	$-	$-	$1,895
Total Liabilities	$1,895	$-	$-	$1,895

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(1)  Operations and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. Acquisition-related costs incurred prior to the acquisition are required to be expensed rather than included in the purchase-price determination. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R is not expected to have a material impact on the Company’s financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(2)  Income Taxes

We adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

At March 30, 2008 and December 31, 2007, we have $4.5 million of unrecognized tax benefits, $2.6 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 30, 2008 and December 31, 2007, we have approximately $0.3 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

We expect that a reduction of approximately $2.7 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax disputes and the lapse of various statutes of limitations.  The portion of this reduction which is expected to result in cash payments to tax authorities has been shown as a current liability on the financial statements.

The tax years 2003-2007 remain open to examination by major taxing jurisdictions to which we are subject.  We are no longer subject to examination by the IRS for periods prior to 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  Various state and foreign income tax returns are under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

For the quarter ended March 30, 2008, we recorded a net income tax provision of $1.0 million on pre-tax income of $2.9 million.  This tax provision was primarily comprised of taxes provided on foreign earnings and foreign and domestic capital taxes.

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

Our CSS segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives.  HDD products account for the substantial majority of this segment.

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

Our Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions and system integration and Iomega services such as iStorageTM.  We acquired CSCI in August of 2006; CSCI’s OfficeScreen managed security services include managing firewalls, VPNs and providing remote access for small businesses.

Other Products

Our Other Products segment consists of license and patent fee income (when not assigned to specific products) and products that have been discontinued or are otherwise immaterial, including Jaz, Iomega software products such as Iomega Automatic Backup software and other miscellaneous products.

Product Operating Income (Loss)

Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses.  Operating expenses are charged to the product segments primarily as a percentage of sales and on a direct method to a lesser extent.  When such costs and expenses exceed sales and other income, this is referred to as a product operating loss.  The accounting policies of the product segments are the same as those described in Note 1.  Intersegment sales, eliminated in consolidation, are not material.  Non-allocated operating expenses include restructuring charges/reversals.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(3)  Business Segment Information (Continued)

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.

Reportable Operating Segment Information:

	For the Quarter Ended
	March 30, 2008	April 1, 2007
	(In thousands)
Sales:
Consumer Products:
Consumer Storage Solutions	$74,989	$52,489
Zip Products	2,803	5,518
Total Consumer Products	77,792	58,007
Business Products:
REV Products	6,835	11,204
Network Storage Systems	9,078	4,738
Services	1,984	1,892
Total Business Products	17,897	17,834
Other Products	211	143
Total Sales	$95,900	$75,984

Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(999)	$354
Zip Products	1,543	355
Total Consumer Products	544	709
Business Products:
REV Products	272	304
Network Storage Systems	700	409
Services	(99)	(520)
Total Business Products	873	193
Other Products	1,290	182
Restructuring reversals	-	38
Total Operating Income	$2,707	$1,122

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(4)  Commitments and Contingencies

Litigation

There are no material legal proceedings to which we are a party.  We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material impact on our results of operations, business or financial condition.

(5)  Stockholders’ Equity

Share-Based Compensation Plans

Stock Option Plans

On May 23, 2007, our shareholders approved the 2007 Stock Incentive Plan (“2007 Plan”).  Prior to the adoption of the 2007 Plan, we had several stock incentive plans: the 1997 Stock Incentive Plan (“1997 Plan”), the 1995 Director Stock Option Plan (“1995 Director Plan”) and the 2005 Director Stock Option Plan (“2005 Director Plan”).  The 1997 Plan expired in January of 2007 and no other options have been granted under the plan after its expiration date; however, all outstanding, un-expired options under the 1997 Plan remain in effect.  The 1995 Director plan expired on April 25, 2005 and no further options have been granted under the plan after is expiration date; however, all outstanding, un-expired options under the 1995 Director Plan remain in effect.  The 2005 Director Plan was terminated on May 23, 2007, as a result of the shareholder approval of the 2007 Plan, and no further options have been granted under this plan after its termination date; however, all outstanding, un-expired options under the 2005 Director Plan remain in effect.

Under the standard executive option agreement under the 1997 Plan, effective immediately prior to an acquisition event (as defined in the 1997 Plan to include, among other events, both the consummation of the Offer and the Merger), one-half of the unvested portion of each outstanding option granted will become immediately exercisable.  If any option is still outstanding after the acquisition event, then on the second anniversary of the acquisition event or if the option holder resigns for good cause (as defined in the standard executive option agreement under the 1997 Plan) or is terminated without cause (as defined in the standard executive option agreement under the 1997 Plan), all options become immediately exercisable.

The 1995 Director Plan provides that in the event of a change of control (as defined in the 1995 Director Plan to include, among other events, both the consummation of the Offer and the Merger) one-half of the unvested portion of each outstanding option granted under the 1995 Director Plan will become immediately exercisable.  According to the terms of the 1995 Director Plan, all options which are not exercised at or prior to the occurrence of the change of control will terminate immediately upon the consummation of the change of control.

Stock Option Activity and Weighted Average Prices

The 2005 Director Plan provides that in the event of a change of control (as defined in the 2005 Director Plan to include, among other events, both the consummation of the Offer and the Merger) one-half of the unvested portion of each outstanding option granted under the 2005 Director Plan will become immediately exercisable.  According to the terms of the 2005 Director Plan, all options which are not exercised at or prior to the occurrence of the change of control will terminate immediately upon the consummation of the change of control.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(6)  Stockholders’ Equity (Continued)

The 2007 Plan provides for the grant of various awards including incentive stock options (as defined in Section 422 of the Internal Revenue Code), nonqualified options, restricted shares, performance awards and other stock based awards, as determined at the time of grant.  Under the 2007 Plan, we can grant options or awards for up to 5,500,000 shares of Common Stock to our employees, officers, directors, consultants and advisors.  The exercise price for all options granted under the plan will be the closing price of our Common Stock on the date of grant.  Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify in the applicable option agreement.  The duration of options awarded under this plan cannot exceed ten years from the date of grant, except as may be required under laws of other countries.  The Board may award restricted shares of our Common Stock, which shares may be subject to risk of forfeiture or restrictions as may be imposed by the Board.  The total of all shares subject to awards other than stock options may not exceed 33% of the authorized shares under the 2007 Plan.  At March 30, 2008, we had reserved 5,500,000 shares of Common Stock pursuant to awards granted or to be granted under this plan.

The 2007 Plan provides that immediately prior to a change in control event (as defined in the 2007 Plan to include, among other events, both the consummation of the Offer and the Merger), except to the extent specifically provided to the contrary in any agreement between the option or restricted stock holder and the Company, the vesting schedule will continue as set forth in the instrument evidencing the option or restricted stock. Notwithstanding the foregoing, each option will be immediately exercisable in full and each restricted stock award will immediately become free of all conditions or restrictions, if, on or prior to the second anniversary of the date of the consummation of the change in control event, the option or restricted stock holder resigns for good reason (as defined in the 2007 Plan) or is terminated without cause (as defined in the 2007 Plan).

The following table presents the aggregate options granted, exercised and forfeited under all stock option plans at March 30, 2008 and their respective weighted average exercise prices:

		Weighted
	Shares	Average
	(000’s )	Exercise Price

Outstanding at beginning of year	3,059	$3.89
Granted (1)	1,470	2.81
Exercised	(2)	2.66
Forfeited / Cancelled / Expired	(16)	8.38
Outstanding at March 30, 2008	4,511	3.52
Options exercisable at March 30, 2008	1,632	$4.48

(1) Options were granted to employees on February 8, 2008

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(7)  Other Matters

Other Intangible Assets

At March 30, 2008, we had $0.8 million in net intangible assets, all of which are subject to amortization.  Our intangible assets include the OfficeScreen trade name and technology, and customer and vendor relationships obtained through the CSCI acquisition.  Intangible assets are amortized using the straight-line method, our best estimate of the pattern of economic benefit, over the estimated useful life of the asset, subject to periodic review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Amortization expense was less than $0.1 million for quarter ended March 30, 2008.  Amortization expense for each of the next five fiscal years is anticipated to be less than $0.2 million for the remainder of 2008, approximately $0.2 million each year from 2009 through 2010, $0.1 million in 2011 and $0.1 million thereafter.  At March 30, 2008, the weighted average useful life of our intangible assets was approximately 4.6 years.

The following table presents the other intangible assets and associated accumulated amortization for all periods presented:
	Mar. 30, 2008	Dec. 31, 2007
	(In thousands)
Other Intangible Assets:
Gross value	$1,127	$1,127
Accumulated amortization	(337)	(287)
Net intangible assets	$790	$840

Goodwill Impairment

The goodwill related to the CSCI acquisition will be tested for impairment in the fourth quarter of 2008, as part of our annual impairment testing.

IOMEGA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

(8)  Subsequent Events

Potential EMC Acquisition

On April 8, 2008, Iomega Corporation and EMC Corporation (“EMC”) announced a definitive agreement for EMC to acquire Iomega in a cash tender offer of $3.85 per outstanding share.  On April 25, 2008, EMC commenced a cash tender offer for all outstanding shares (“Shares”) of the common stock of Iomega at a price of $3.85 per share, net to the seller in cash.  The cash tender is being made pursuant to an Offer to Purchase, dated April 24, 2008 and in connection with the Agreement and Plan of Merger, dated as of April 8, 2008, among EMC, Emerge Merger Corporation (a wholly owned subsidiary of EMC formed for the purpose of making the Offer) and Iomega.

There is no financing condition to the tender offer, but the tender offer is subject to certain other conditions set forth in the Offer to Purchase, including, obtaining regulatory approvals from antitrust authorities in the U.S. and the European Commission.  On April 22, 2008, the Federal Trade Commission granted early termination of the waiting period under the under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the tender offer and merger.

ExcelStor Group Transaction

On April 8, 2008 concurrent with the announcement regarding the definitive agreement for EMC to acquire Iomega, Iomega announced the termination of the Share Purchase Agreement, dated December 12, 2007, by and among Iomega Corporation, ExcelStor Great Wall Technology Limited, a Cayman Islands company, Shenzhen ExcelStor Technology Limited, a People’s Republic of China (“PRC”) company, Great Wall Technology Company Limited, a PRC Company, ExcelStor Group Limited, a Cayman Islands company, and ExcelStor Holdings Limited, a British Virgin Islands company.  Additionally, on April 8, 2008, we paid $7.5 million to ExcelStor as required under the Share Purchase Agreement in conjunction with terminating the Agreement.

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

The CSS Products segment involves the worldwide distribution and sale of various storage devices including external hard disk drives (“HDD”), CD-RW drives, DVD rewritable drives and external floppy disk drives.  The Zip Products segment involves the distribution and sale of Zip drives and disks to retailers, distributors and resellers.  The REV Products segment involves the development, distribution and sale of REV drives and disks to retailers, distributors, OEMs and resellers throughout the world.  The NSS Products segment consists primarily of the development, distribution and sale of network attached storage servers and Network HDD drives (previously included in the CSS Products segment) in the entry-level and low-end network attached storage market.  The Services segment consists of the operations of CSCI, Inc. (“CSCI”), including OfficeScreen® solutions, systems integration and Iomega services such as iStorageTM.  We acquired CSCI in August of 2006.  CSCI’s OfficeScreen managed security services include managing firewalls, virtual private networks (“VPNs”) and providing remote access for small businesses.  The Other Products segment consists of license and patent fee income (not assigned to specific products) and products that have been discontinued or are otherwise immaterial.

As the Zip business has approached the end of its product lifecycle, we strived to find other profitable sources of revenue to replace the declining high gross margin Zip revenue.  In recent years, we have invested significant efforts and dollars on the development of the first, second and third generation REV products.  Sales of REV products have exceeded Zip product sales for the past several quarters.  However, REV products were unprofitable every quarter until 2007 from which point the product line has been slightly profitable.

In other efforts to replace the declining Zip business, we have launched and expanded our CSS and NSS businesses.  CSS business segment product sales (primarily HDD) significantly exceed Zip product sales and accounts for the majority of our revenue.  Our CSS business segment achieved operating profitability for the first time in the fourth quarter of 2006.  However, the HDD market is very competitive and the product costs and customer programs must be monitored closely to be profitable.  The NSS segment product sales have also been steadily increasing with moderate profits in most periods.  We are continuing to develop our NAS product line, targeting the consumer, home office and small business segments.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During the past two years, we have taken several steps to return our Company to profitability such as a restructuring plan to significantly reduce costs and simplify our organizational structure, the release of new HDD products and changes to our HDD product supply chain to reduce the cost of these products to allow us to be more competitive in the market.  Primarily as a result of the above actions, at March 30, 2008, we have recorded our seventh consecutive quarter of net income and sixth consecutive quarter of year-over-year revenue growth.  The revenue growth has been primarily a result of the HDD business, which remains extremely competitive.

Our goals for 2008 are: (1) to continue to grow and deliver sustained profitability; (2) to further increase the size of our HDD business and excel in the high-growth network attached storage (“NAS”) market; (3) to ramp the next generation of REV 120GB drive product  line and (4) to cooperate with EMC to complete and close the acquisition of Iomega, as unanimously recommended by our Board of Directors.  Notwithstanding our recent accomplishments, there can be no assurance that we will achieve these goals.

Application of Critical Accounting Policies

Areas where significant judgments occur include, but are not limited to: revenue recognition, price protection and rebate reserves, inventory valuation reserves and tax valuation allowances.  Actual results could differ materially from these estimates.  For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.  Our critical accounting policies have not changed materially since December 31, 2007.

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

Results of Operations

Our net income for the quarter ended March 30, 2008 was $1.9 million, or $0.04 per diluted share, compared with net income of $1.1 million, or $0.02 per diluted share, for the quarter ended April 1, 2007.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales

As shown in the table below, total sales for the quarter ended March 30, 2008 increased over the same period in the prior year due to the market acceptance of our new HDD and NSS products.

	For the Three Months Ended
	March 30,	April 1,
	2008	2007	$ Change	% Change
	(In thousands, except %)
Sales:
Consumer Products:
Consumer Storage Solutions	$74,989	$52,489	$22,500	43%
Zip Products	2,803	5,518	(2,715)	(49)
Total Consumer Products	77,792	58,007	19,785	34
Business Products:
REV Products	6,835	11,204	(4,369)	(39)
Network Storage Systems	9,078	4,738	4,340	92
Services	1,984	1,892	92	5
Total Business Products	17,897	17,834	63	1
Other Products	211	143	68	48
Total Sales	$95,900	$75,984	$19,916	26%

The $22.5 million higher CSS sales resulted from $23.2 million of higher HDD drives, partially offset by $0.4 million of lower Optical products and $0.3 million of lower floppy external drive sales Zip product sales continued their expected decline for the quarter ended March 30, 2008, in terms of both units and sales dollars.  The decrease in REV product sales is due to competition from substitute products.  NSS sales increased primarily as a result of the launch of new products focused on the home and home office segment.

Our sales by region for the three months ended March 30, 2008 and April 1, 2007 are shown in the table below:

	For the Three Months Ended
	March 30,	April 1,
	2008	2007	$ Change	% Change
	(In thousands, except %)
Sales Dollars:
Europe	$67,987	$51,413	$16,574	32%
Americas (includes Latin America)	24,999	21,999	3,000	14
Asia Pacific	2,914	2,572	342	13
Total	$95,900	$75,984	$19,916	26%

Percent of Total Sales:
Europe	71%	68%
Americas (includes Latin America)	26	29
Asia Pacific	3	3
Total	100%	100%

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales (Continued)

The increase in sales dollars in Europe was primarily due to higher sales of HDD and NSS products, offset by a decline in REV and Zip product sales.  Sales dollars in the Americas increased due to higher sales of HDD products, offset by a decline in Zip, REV and Optical products sales.  Sales dollars in the Asia Pacific region increased slightly due to higher sales of HDD products, offset by a decline in REV and Zip products sales.

The sales growth in Europe has been primarily due to the introduction of lower cost, competitive HDD products in mid-2006, a more efficient supply chain, and strong retail distribution throughout Europe.  The Americas retail environment is more challenging than the environment we face in Europe and is generally promotional and discount driven.  We currently focus on gross margin generation and other sales channels where we believe we can profitably sell our products and intend to continue this focus in the future.

Gross Margin

Our gross margin details for the three months ended March 30, 2008 and April 1, 2007 are shown in the table below:

	For the Three Months Ended
	March 30,	April 1,
	2008	2007	$ Change	% Change
	(In thousands, except %)

Total Gross Margin (dollars)	$13,973	$14,303	$(330)	(2)%
Total Gross Margin (%)	14.6%	18.8%

The decrease in the gross margin dollars and decrease in gross margin percentage was primarily a result of growth in Consumer Storage Solution product revenue, which generally carry a lower gross margin percentage than other product lines and an expected ongoing decrease in Zip revenue, which carries a higher gross margin percentage.

The CSS product gross margins increased in terms of dollars for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007, primarily due to the higher sales volumes.  The CSS product gross margin percentage decreased due to a mix of lower gross margin HDD products, increased market competition, and higher promotions in the first quarter of 2008, partially offset by freight and other supply chain improvements.

The Zip product gross margin decreased in terms of dollars for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007 due to the expected ongoing decline in revenue.

The REV product gross margins increased in terms of percentage for the quarter ended March 30, 2008, compared to the quarter ended April 1, 2007 due to a mix of higher margin REV 70GB product sales.  The REV product gross margin decreased in terms of dollars due to lower revenue, partially offset by better margin percentage.

The NSS product gross margins increased in terms of dollars for the quarter ended March 30, 2008, compared to the quarter ended April 1, 2007.  The improvement was a result of revenue growth from the release of new, cost reduced, more competitive network HDD and NAS products.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss)

Product operating income is defined as sales and other income related to a segment’s operations, less both fixed and variable product costs, and direct and allocated operating expenses.  Operating expenses are charged to the product segments primarily as a percentage of sales and on a direct method to a lesser extent.  As a result, the growing product lines (such as HDD and NAS) by allocation absorb more and more of the general and administrative costs.  When such costs and expenses exceed sales and other income, this is referred to as a product operating loss.  The accounting policies of the product segments are the same as those described in Note 1. Intersegment sales, eliminated in consolidation, are not material.  Non-allocated operating expenses include restructuring charges/reversals.

The information in the following table was derived directly from our internal segments’ financial information used for corporate management purposes.

	For the Three Months Ended
	March 30,	April 1,
	2008	2007	$ Change	% Change
	(In thousands, except %)
Product Operating Income (Loss):
Consumer Products:
Consumer Storage Solutions	$(999)	$354	$(1,353)	(382)%
Zip Products	1,543	355	1,188	335
Total Consumer Products	544	709	(165)	(23)
Business Products:
REV Products	272	304	(32)	(11)
Network Storage Systems	700	409	291	71
Services	(99)	(520)	421	81
Total Business Products	873	193	680	352
Other Products	1,290	182	1,108	609
Restructuring reversals	-	38	(38)	(100)
Total Operating Income (Loss)	$2,707	$1,122	$1,585	141%

The CSS product operating loss as a percentage of CSS product sales decreased to a negative 1% for the quarter ended March 30, 2008 from a positive 1% product operating income for the quarter ended April 1, 2007.  The CSS product segment operating loss resulted primarily from increased market competition, promotional sales programs, and allocated general and administrative expenses.

Zip product operating income as a percentage of Zip product sales increased to 55% for the quarter ended March 30, 2008 from 6% for the quarter ended April 1, 2007 primarily due to a goodwill impairment charge taken during the quarter ended April 1, 2007.  We anticipate future volatility in Zip product operating income as the segment reaches the end of its life cycle.  There is no remaining goodwill related to the Zip product line on the balance sheet at March 30, 2008, as the final impairment charge was taken in the second quarter of 2007.

The REV product operating income as a percentage of REV product sales improved to 4% for the quarter ended March 30, 2008 compared to 3% for the quarter ended April 1, 2007.  The improved REV product operating income for the quarter ended March 30, 2008 resulted primarily from improved gross margins and lower selling and marketing expenses.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Segment Operating Income (Loss) (Continued)

The NSS product operating income as a percentage of NSS product sales decreased slightly to 8% for the quarter ended March  30, 2008 compared to 9% for the quarter ended April 1, 2007 due the a mix of lower gross margin product sales.  NSS product operating income increased for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007 primarily due to higher revenue.

The Services operating loss was primarily a result of continued start-up and marketing costs associated with our managed Services business.

Other products product operating income increased for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 1007 primarily due to higher license and patent fee income.

Operating Expenses

The table below shows the details of and the changes in operating expenses for the three months ended March 30, 2008 and April 1, 2007.

	For the Three Months Ended
	Mar. 30,	Apr. 1,
	2008	2007	$ Change	% Change
	(In thousands, except %)
Operating Expenses:
Selling, general and administrative	$10,851	$10,384	$467	5%
Research and development	1,929	1,739	190	11
Restructuring reversals	-	(38)	38	100
Goodwill impairment charge	-	1,710	(1,710)	(100)
License and patent fee income	(1,278)	(350)	(928)	(265)
Bad debt credit	(236)	(264)	28	11
Total Operating Expenses	$11,266	$13,181	$(1,915)	(15)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained relatively flat from the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007.  However, the first quarter of 2008 expenses included $0.7 million of third party costs associated with the ExcelStor Group and EMC transactions.

Research and Development Expenses

Research and development expenses increased for the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007 due to increased development expenses for NAS and HDD products, partially offset by lower development costs for REV products.  Research and development expenses remained relatively flat as a percentage of sales for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (Continued)

Goodwill Impairment Charges

For the quarter ended March 30, 2008, there was no goodwill impairment charge included in operating expenses as compared to a $1.7 million charge for the quarter ended April 1, 2007, relating to Zip goodwill.

This charge was recorded as a result of quarterly impairment tests due to declining Zip sales, profits and estimated future cash flows as Zip products reach the end of their lifecycle.  There was no remaining goodwill related to the Zip product line as of July 1, 2007.

License and Patent Fee Income

License and patent fee income increased for the quarter ended March 30, 2008 to $1.3 million compared to $0.4 million for the quarter ended April 1, 2007.  License and patent fee income for the quarter ended March 30, 2008 was comprised of software patents which were sold to a third party.

Bad Debt Credit

For the quarter ended March 30, 2008, we had a bad debt credit of $0.2 million compared a $0.3 million bad debt credit for the quarter ended April 1, 2007.

Restructuring Charges

We had no restructuring charges for the quarter ended March 30, 2008.  During the first quarter of 2007, we recorded a net restructuring release of less than $0.1 million.

Interest Income

Interest income was $0.4 million for the quarter ended March 30, 2008, compared to $0.7 million for the quarter ended April 1, 2007.  The decrease was primarily a result of lower cash balances.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense) was a net other expense of $0.1 million for the quarter ended March 30, 2008, compared to a net other expense of $0.4 million for the quarter ended April 1, 2007.  The primary reason for the lower other expense is a slight foreign currency gain in the first quarter of 2008 compared to a foreign currency loss in the same period of 2007.

Income Taxes

For the quarter ended March 30, 2008, we recorded a tax provision of $1.0 million on pre-tax income of $2.9 million.  This tax provision was primarily comprised of taxes provided on foreign earnings and foreign and domestic capital taxes.

For the quarter ended April 1, 2007, we recorded a tax provision of $0.2 million on a pre-tax income of $1.4 million.  This tax provision was primarily comprised of taxes provided on foreign earnings and foreign capital taxes, partially offset by a release of the deferred tax liability resulting from the goodwill impairment charge recognized.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Continued)

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

At March 30, 2008, we have $4.5 million of unrecognized tax benefits, $2.6 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 30, 2008 and December 31, 2007, we have approximately $0.3 million of accrued interest related to uncertain tax positions, which was also reclassified from current to non-current liabilities upon adoption of FIN 48.

We expect that a reduction of approximately $2.7 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of worldwide tax disputes and the lapse of various statutes of limitations.  The portion of this reduction which is expected to result in cash payments to tax authorities has been shown as a current liability on the financial statements.

The tax years 2003-2007 remain open to examination by the Internal Revenue Service (“IRS”).  We are no longer subject to examination by the IRS for periods prior to 2003, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  Various state and foreign income tax returns are also under examination by taxing authorities.  We do not believe that the outcome of any examination will have a material impact on our financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Details of our total cash, cash equivalents and temporary investments are shown in the table below:

	Mar. 30,	Dec. 31,
	2008	2007	$ Change	% Change
	(In thousands, except %)

Total cash, cash equivalents and temporary investments for the U.S. entity	$4,345	$7,285	$(2,940)	(40)%
Total cash, cash equivalents and temporaryinvestments for non-U.S. entities (1)	43,370	56,328	(12,958)	(23)
Total consolidated cash, cash equivalentsand temporary investments	$47,715	$63,613	$(15,898)	(25)

Working capital	$100,108	$96,493	$3,615	4%

(1)
Of the $43.4 million in total cash, cash equivalents and temporary investments for non-U.S. entities, $0.1 million was restricted at March 30, 2008.  At December 31, 2007, $0.1 million of the non-U.S. entity cash was restricted.

On average, we anticipate incurring taxes of approximately 5% or less on cash balances repatriated to the U.S.

For the three months ended March 30, 2008, cash used in operations amounted to $16.7 million.  The primary uses of cash from operations for three months ended March 30, 2008 were to pay down accounts payable, which decreased by $35.8 million from December 31, 2007.  The reduction in accounts payable was partially offset by a reduction in inventories.

Trade receivables at March 30, 2008 were basically flat with December 31, 2007 trade receivables despite lower sales due to the timing of sales within the respective quarters.  Days sales outstanding (“DSO”) in receivables increased from 31 days at December 31, 2007 to 38 days at March 30, 2008.  DSO increased primarily due to the timing of sales within the respective periods.  Inventories decreased during the three months ended March 30, 2008 due to normal seasonality.

Our goal is to increase cash flows from operations by improving the financial results of the CSS business, in particular HDD and improving NSS and REV product sales and margins.  Although we have made significant progress on most of these initiatives, we can give no assurance that this progress is sustainable due to the seasonality of sales and inventory purchases, as well as the timing of payments made on vendor payables and cash receipts from customers on trade receivables.

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

Other Matters

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be measured at their respective fair values at the acquisition date. Acquisition-related costs incurred prior to the acquisition are required to be expensed rather than included in the purchase-price determination. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R is not expected to have a material impact on the Company’s financial statements.

IOMEGA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Matters (Continued)

Potential EMC Acquisition

On April 8, 2008, Iomega Corporation and EMC Corporation (“EMC”) announced a definitive agreement for EMC to acquire Iomega in a cash tender offer of $3.85 per outstanding share.  On April 25, 2008, EMC commenced a cash tender offer for all outstanding shares (“Shares”) of the common stock of Iomega at a price of $3.85 per share, net to the seller in cash.  The cash tender is being made pursuant to the Offer to Purchase, dated April 24, 2008 and in connection with the Agreement and Plan of Merger, dated as of April 8, 2008, among EMC, Emerge Merger Corporation (a wholly owned subsidiary of EMC formed for the purpose of making the Offer) and Iomega.

There is no financing condition to the tender offer, but the tender offer is subject to certain other conditions set forth in the Offer to Purchase, including, obtaining regulatory approvals from antitrust authorities in the U.S. and the European Commission.  On April 22, 2008, the Federal Trade Commission granted early termination of the waiting period under the under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the tender offer and merger.

ExcelStor Group Transaction

On April 8, 2008 concurrent with the announcement regarding the definitive agreement for EMC to acquire Iomega, Iomega announced the termination of the Share Purchase Agreement, dated December 12, 2007, by and among Iomega Corporation, ExcelStor Great Wall Technology Limited, a Cayman Islands company, Shenzhen ExcelStor Technology Limited, a People’s Republic of China (“PRC”) company, Great Wall Technology Company Limited, a PRC Company, ExcelStor Group Limited, a Cayman Islands company, and ExcelStor Holdings Limited, a British Virgin Islands company.  Additionally, we paid $7.5 million to ExcelStor as required under the Share Purchase Agreement in conjunction with terminating the Agreement.

IOMEGA CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

For quantitative and qualitative disclosures about market risk affecting Iomega, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Our exposure to market risk has not changed materially since December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2008.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of March 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 8, 2008, the Company was served with a complaint filed in California state court against Iomega, each of Iomega’s directors, EMC Corporation and Emerge Merger Corporation. The Complaint alleges breach of fiduciary duties by Iomega’s directors in connection with the recently announced proposed acquisition of Iomega by EMC. The action, Feivel Gottlieb v. Stephen David, et al. (Case No. 37-2008-00054-CU-MC-NC., Superior Court of the State of California, County of Vista – North County), seeks to bring claims on behalf of an individual and an alleged class of public stockholders of Iomega, seeking, among other things, injunctive relief with respect to the proposed transaction and damages. At this stage, there have been no rulings on the merits. Iomega intends to vigorously defend against the lawsuit.

There are no other material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject.  We are involved in lawsuits and claims generally incidental to our business, none of which are expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

Demand for Our Products and Services and Operating Efficiencies

Our operating results depend on our ability to develop or acquire new products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins.  This, in turn, will depend on a number of factors, including:

•	Our ability to avoid business distraction and disruption while in the midst of closing the acquisition of Iomega by EMC;

•	Our ability to improve and/or sustain satisfactory HDD gross margins;

•	Our ability to generate significant sales and profit margins from REV® and NAS products;

•	Our ability to replace declining Zip® revenues and profits with revenues and profits from other products;

•	Worldwide market conditions and demand for digital storage products and other products we continue to add as we move forward;

•	Our success in meeting targeted availability dates for new and enhanced products;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world;

•	Our ability to utilize reliable outsource partners for certain critical functions at prices that keep us competitive;

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence.  Although we have recorded net income in the past seven quarters, 2007 was the first year that we have been able to operate profitably on an annual basis since 2002 and we cannot provide any assurance that we will be able to sustain profits in the future.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

Risk Factors (Continued)

Zip Products

Zip® products have accounted for the majority of our product operating income since 1997 and have provided our only meaningful source of product operating income until 2007.  However, Zip product sales have declined consistently and significantly on a year-over-year basis since peaking in 1999.  These declines are expected to continue through the end of the Zip product lifecycle, due to the general obsolescence of Zip technology and the emergence of alternate storage solutions.  Given this continuing decline, we can offer no assurance that we will be able to maintain profitable operations on our Zip business in the future.  Further, we will not be profitable unless we generate significant product operating income from products other than Zip products.  We can provide no assurance that we will be able to do so in the future.

REV Products

Future results of our REV products entail numerous risks relating to factors such as:

•	Any lack of market acceptance of our third generation of REV products, the REV 120GB products;

•	Failure to maintain acceptable arrangements with product component suppliers, particularly in light of lower than anticipated volumes;

•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;

•	Intense competition;

•	The inability of our OEM partner in the broadcast industry, Thomson N.A., to achieve significant volumes of its recently launched products utilizing REV drives and disks;

•	Potential declines in demand for REV 35GB and REV 70GB products because of the launch of REV 120GB products and

•	Risks that third parties may assert intellectual property claims against REV products.

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

Consumer Storage Solutions Products

Virtually all of our CSS products are commodity-type products, which are similar to many other widely available products.  These competing products are marketed by both name-brand manufacturers and generic competitors and we source hard drives from the same companies we compete with.  Hard drive manufacturers, who are suppliers and also competitors, have an inherent cost advantage and therefore can undercut Iomega’s pricing in the market at any time.  Moreover, besides our trademarks, we own limited intellectual property relating to many of our CSS products.  Consequently, this segment is characterized by intense competition, the frequent introduction of new products and upgrades for existing products, supply fluctuations and frequent end user price reductions.  In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory.  In light of these new challenges, we can offer no assurance that we will achieve sustainable profitability on this segment.  Additionally, in order to reduce the product costs of our HDD drives, we have changed our supply chain.  We now have several low cost, manufacturers in Asia that assemble our drives.  The raw drives are consigned to these vendors which increases our cash conversion cycle on these products.  Due to a combination of the lower margins, the longer cash conversion cycle, and the growth of this business segment, there can be cash flow pressures.

Further, in their own effort to seek the highest margin possible, large retail customers seek levels of promotional funds or other consideration and benefits that may not be consistent with our profit goals; lower retail sales or higher selling expenses therefore can result from positions taken by large retailers.

Development, Introduction and Expansion of New Products and Services and New Revenue Streams

We believe that we must continually either develop or acquire the right to profitably sell new products or services in order to remain viable in the data storage industry.  However, our efforts in this regard have frequently been unsuccessful.  Since 1999, we have developed and/or acquired the right to market a variety of new products, but many have not delivered consistent, material profits.

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

We are always at risk that any future failure of our own controls or the controls at any of our outsourcing partners could result in reported material weaknesses.  Responsibility for the finance function for Europe has changed hands internally as we have restructured and experienced voluntary turnover over the past year.  We have many employees performing tasks that they have not performed in the past, which could result in errors or lost knowledge.  Although we continue to invest resources in Section 404 compliance activities, we can provide no assurance that we will be successful in these efforts to avoid reporting a future material weakness in internal control over financial reporting.  Any such reported material weakness could have a material impact on our market capitalization, financial statements or have other adverse consequences.

Product Manufacturing and Procurement

We have fully outsourced all manufacturing and have no direct control over the manufacturing processes of our products.  This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Outsourced Distribution and Logistics

Because we have outsourced our distribution and logistics operations, we rely upon the computer systems, business processes and internal controls of our distribution and logistics services provider.  These systems may develop communication, compatibility, control or reliability problems.  In addition, we face risks of operational interruptions, missed or delayed shipments, unexpected price increases and inventory management risks.  We have periodically experienced operating disruptions and in our 2004 Form 10-K, we reported a material weakness (subsequently remediated) in internal controls over financial reporting due to some of these factors.

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

International Operations

Our International operations currently account for more than two-thirds of our revenue.  Additionally, we have a relatively small administrative staff to support these operations.  Much of the support is coming from Corporate in the U.S.  International laws and rules can be very complicated and there is a risk that we will not meet all of the legal, tax and other requirements which could result in penalties or other actions.

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

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION (Continued)

Risk Factors (Continued)

EMC Transaction Risks

We are spending substantial resources and time in support of our pending strategic transaction with EMC.  This raises numerous risks for Iomega.  The acquisition of Iomega by EMC is a fundamental change, and employees may become distracted from normal operational duties because of the changes or fear of changes associated with such a transaction.  While management continues to focus on its business results as an independent company, diverted time and attention prior to closing the transaction could impact business focus and ultimately our results.  Litigation is always a risk when strategic deals are pending.  If the EMC transaction were to fail to close, we would have substantial additional expenses to cover and would not have received the benefit of the transaction.  Current business partners could ask to change terms or could cancel their business dealings with Iomega in response to our new ownership and affiliation.

Other Risk Factors

We are subject to risks associated with general economic conditions and consumer confidence.  Any disruption in consumer confidence or general economic conditions including those caused by acts of war, natural disasters affecting key suppliers or key facilities, terrorism or other factors could affect our operating results.  Significant portions of our sales are generated in Europe and, to a lesser extent, Asia.  We invoice the majority of our European customers in Euros and invoice most of our remaining customers in U.S. dollars.  Fluctuations in the value of foreign currencies relative to the U.S. dollar that are not sufficiently hedged by international customers invoiced in U.S. dollars could result in lower sales and have an adverse effect on future operating results.  Additionally, the majority of our products are produced and/or assembled in Asia.  Although we primarily purchase these products in US dollars, our vendors incur costs in the local currency.  With the weakening of the US dollar against these currencies, it causes lower margins for our vendors and could result in price increases

IOMEGA CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarter ended March 30, 2008, we did not repurchase any shares of our Common Stock.  As of March 30, 2008, approximately $122.3 million remained available for future repurchases under the $150 million stock repurchase plan authorized by our Board of Directors on March 28, 2000.  The repurchase plan does not have a fixed termination date.

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

IOMEGA CORPORATION
(Registrant)

                                                                                                                  /s/ Jonathan S. Huberman                        .
Dated:                      May 9, 2008                                                               Jonathan S. Huberman
 Vice Chairman and Chief Executive Officer

                                                                                                                  /s/ Preston Romm                                       .
Dated:                      May 9, 2008                                                                 Preston Romm
Vice President of Finance and
Chief Financial Officer(Principal financial and
accounting officer)

IOMEGA CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.26	Lease agreement with Boyer Iomega II, a Utah Limited Liability Company, by its managing partner, The Boyer Company, L.C., (the “Landlord”), and Iomega Corporation (the “Tenant”).
31.1	Section 302 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.
31.2	Section 302 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.
32.3	Section 906 certification letter from Jonathan S. Huberman, Vice Chairman and Chief Executive Officer.
32.4	Section 906 certification letter from Preston Romm, Vice President of Finance and Chief Financial Officer.